Form 10QSB
period 1996-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 1996-05-28
CIK 1005284

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commision File No.  0-28146

                          UNIVERSAL DISPLAY CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  PENNSYLVANIA                                  23-2372688
                  (State or other jurisdiction of             (I.R.S.Employer
                  incorporation or organization)             Identification No.)

                  1221 CENTENNIAL ROAD
                  PENN VALLEY, PA                                      19072
                  (Address of principal executive offices)           (Zip Code)

                  (215)-229-4435
                  (Issuer's telephone number,including area code)

                  ENZYMATICS, INC., 500 ENTERPRISE RD., HORSHAM, PA 19044-3504 (Former name, former address and former fiscal year if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                              X    1
                              Yes_______ No _______

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                              Yes_______ No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1996, the registrant had outstanding 7,637,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                                     Yes_______      No_______

1 - The issuer became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on April 11, 1996.

                  INDEX                                                          PAGE
                  -----                                                          ----
Part I - Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets - Pro forma March 31,1996, March
                  31,1996 and December 31, 1995                                    3

                  Consolidated Statements of Operations - Three months ended
                  March 31, 1996 and 1995, and inception to date                   4

                  Consolidated Statements of Cash Flows - Three months ended
                  March 31, 1996 and 1995, and inception to date                   5

                  Notes to Consolidated Financial Statements                      6 - 8


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                       9

Part II. - Other Information

         Item 1. Legal Proceedings                                                 10

         Item 2. Changes in Securities                                             10

         Item 3. Defaults Upon Senior Securitites                                  10

         Item 4. Submission of Matters to a Vote of Security Holders               10

         Item 5. Other Information                                                 10

         Item 6. Exhibits and Reports on Form 8-K.                               10 - 11

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   UNIVERSAL DISPLAY CORPORATION AND SUBSIDARY
                          (a development-stage company)

                          CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                     Pro forma
                                                                     March 31,          March 31,         December 31,
                   ASSETS                                          1996 (Note 2)          1996               1995
                                                                    -----------        -----------        -----------
CURRENT ASSETS:
   Cash  (see note 2)                                               $ 4,907,181        $    11,120        $        40
   Deferred offering costs                                                 --              218,525               --
                                                                    -----------        -----------        -----------
          Total current assets                                        4,907,181            229,645                 40
                                                                    -----------        -----------        -----------

   EQUIPMENT, net of accumulated depreciation
      of $1,543 and $1,209                                                4,630              4,630              5,144
                                                                    -----------        -----------        -----------
          Total assets                                              $ 4,911,811        $   234,275        $     5,184
                                                                    ===========        ===========        ===========

      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   326,383        $   755,565        $   483,700
   Payable to Princeton University under 1994
      Sponsored Research Agreement (see note 3)                            --              183,000               --
   Payable to related parties                                              --              216,210            105,476
                                                                    -----------        -----------        -----------
          Total current liabilities                                      326,383         1,154,775            589,176
                                                                    -----------        -----------        -----------
SHAREHOLDERS' DEFICIT:
   Preferred Stock, par value $.01 per share, 5,000,000
       shares authorized, 200,000 shares designated
      Series A Nonconvertible Preferred Stock, par value
        $.01 per share, 200,000 shares issued
        and outstanding (liquidation value of $7.50 per share
        or $1,500,000)                                                    2,000              2,000              2,000
   Common Stock, par value $.01 per share, 25,000,000
       shares authorized, 7,637,268 shares issued
       and outstanding (see note 2)                                      89,373             76,373             76,373
   Additional paid-in capital                                         7,914,345          2,421,417          2,421,417
   Deficit accumulated during development-stage                      (3,420,290)        (3,420,290)        (3,083,782)
                                                                    -----------        -----------        -----------
          Total shareholders' deficit                                 4,585,428           (920,500)          (583,992)
                                                                    -----------        -----------        -----------
          Total liabilities and shareholders' deficit               $ 4,911,811        $   234,275        $     5,184
                                                                    ===========        ===========        ===========


        The accompanying notes are an integral part of these statements.

                   UNIVERSAL DISPLAY CORPORATION AND SUBSIDARY
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            Period
                                                          Three Months Ended            From Inception
                                                               March 31,               (June 17,1994) to
                                                     ------------------------------
                                                        1996               1995          March 31, 1996
                                                     -----------        -----------      --------------

OPERATING EXPENSES:
         Research and development (see note 3)       $   183,000        $      --          $ 2,256,739
         General and administrative                      153,508            140,007          1,163,551
                                                     -----------        -----------        -----------

NET LOSS                                             $  (336,508)       $  (140,007)       $(3,420,290)
                                                     ===========        ===========        ===========

NET LOSS PER COMMON SHARE                            $     (0.04)       $     (0.02)
                                                     ===========        ===========

SHARES USED IN COMPUTING NET
   LOSS PER COMMON SHARE                               8,145,806          8,145,806
                                                     ===========        ===========


        The accompanying notes are an integral part of these statements.

                   UNIVERSAL DISPLAY CORPORATION AND SUBSIDARY
                          (A DEVELOPMENT-STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended               Period From
                                                                                   March 31,            Inception (June 17,1994)
                                                                            1996               1995        to March 31, 1996
                                                                        -----------        -----------     -----------------

OPERATING ACTIVITIES:
     Net Loss                                                           $  (336,508)       $  (140,007)       $(3,420,290)
     Adjustments to reconcile net loss to net cash  provided by
        (used in) operating activities-
     Depreciation                                                               514               --                1,543
     Issuance of Common Stock options                                          --                 --                9,950
        Acquired in-process technology                                         --                 --              350,000
        Changes in current assets and liabilities:
        (Increase) in-
           Deferred offering costs                                         (218,525)              --             (218,525)
        Increase in-
           Accounts payable and accrued expenses                            271,865            124,358            711,405
           Payable to Princeton University under 1994
                Sponsored Research Agreement                                183,000               --              183,000
           Payable to related parties                                       110,734             16,303            466,210
                                                                        -----------        -----------        -----------
              Net cash provided by (used in) operating activities            11,080                654         (1,916,707)
                                                                        -----------        -----------        -----------

INVESTING ACTIVITIES:
     Purchase of equipment                                                     --                 --               (6,173)
                                                                        -----------        -----------        -----------
              Net cash used in investing activities                            --                 --               (6,173)
                                                                        -----------        -----------        -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock,
        net of issuance expenses                                               --                 --            1,934,000
                                                                        -----------        -----------        -----------
              Net cash provided by financing activities                        --                 --            1,934,000
                                                                        -----------        -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                        11,080                654             11,120
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                        40               --                 --
                                                                        ===========        ===========        ===========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    11,120        $       654        $    11,120
                                                                        ===========        ===========        ===========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. - BACKGROUND

Universal Display Corporation (the "Company"), a development-stage company, was organized to fund the research and development of organic light emitting diode ("OLED") technology for potential commercial applications in full color, flat panel, emissive light displays. The Company intends to enter into licensing arrangements and other strategic alliances for the manufacture and marketing of flat panel displays utilizing the OLED technology.

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994.
On June 22, 1995, a wholly-owned subsidiary of the Company consummated an Agreement and Plan of Reorganization with UDC (the "Merger"). At the time of the Merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the Merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC.

The Merger was treated, for accounting purposes, as a recapitalization of UDC whereby UDC issued 523,268 shares of Common Stock to the Enzymatics shareholders and assumed Enzymatics shareholders deficit of $184,160. The assets and liabilities of both companies have been recorded at their historical book values in these financial statements. The assets of Enzymatics consisted of cash and its liabilities consisted of payables related to the Merger and other professional fees.

UDC was the surviving corporation in the Merger, changed its name to UDC, Inc. and, as a result of the Merger, became a wholly-owned subsidiary of Enzymatics. At the effective time of the Merger, Enzymatics changed its name to Universal Display Corporation.

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. The 1994 Sponsored Research Agreement, assigned to the Company by ABC in November 1995, expires on July 31, 1997. Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. Sherwin I. Seligsohn, Chairman, President and Chief Executive Officer of the Company, holds similar positions in ABC, a company which is controlled by members of his family.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, business planning, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. In addition, if a commercial sale is not made in the required time period, as defined, Princeton University may terminate the 1994 Sponsored Research and License Agreements. Completion of the commercialization of the Company's technology will require funds substantially greater than the proceeds of the April 11, 1996 public offering. There is no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1994 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or USC or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1994 Sponsored Research Agreement will terminate. Further, the 1994 Sponsored Research Agreement expires in July 1997.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995.

INTERIM FINANCIAL INFORMATION

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in a registration statement filed on Form SB-2.

PRO FORMA MARCH 31,1996 BALANCE SHEET

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering. The pro forma March 31, 1996 balance sheet reflects the application of net proceeds of the public offering as if it had occurred as of March 31,1996. In addition, the pro forma March 31, 1996 balance sheet reflects
(i) the required February 1, 1996 payment of $183,000 due to Princeton University under the 1994 Sponsored Research Agreement (see Note 3) and (ii) the payment of all liabilities payable to related parties which were outstanding as of March 31, 1996 in the amount of $216,210.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly-owned subsidiary, UDC, Inc. All significant intercompany transactions and accounts have been eliminated.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments consisting of money market accounts with original maturities of six months or less to be cash equivalents.

EQUIPMENT

Equipment is stated at cost and depreciated on a straight-line basis over 3 years.

NET LOSS PER COMMON SHARE

Net loss per Common share was calculated by dividing the net loss by the weighted average number of Common shares outstanding for the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, Common stock issued by the Company during the twelve months immediately preceding the initial public offering has been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented. In addition, options and warrants to purchase Common stock issued by the Company during the twelve months immediately preceding the public offering have been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented (using the treasury stock method and an initial offering price of $5.00 per share).

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On August 1,1994, ABC entered into the 1994 Sponsored Research Agreement with Princeton University which was transferred to the Company in 1995, to fund and develop the OLED technology over a three-year period. Research is also being performed at USC on a subcontract basis with Princeton University. The Company has an exclusive worldwide license to manufacture and market products based on Princeton University's pending patent application relating to the OLED tech-nology and the right to obtain a similar license to inventions conceived or dis-covered under the 1994 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In certain circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. These royalty rates are subject to upward adjustments under certain conditions.

In connection with the 1994 Sponsored Research Agreement, the Company is obligated to make certain payments to Princeton University. The minimum payments under this agreement as of March 31,1996 are as follows:

February 1, 1996 ..........  $  183,000
May 1, 1996 .............       182,513
August 1, 1996 ..........       173,687
November 1, 1996 ........       173,687
February 1, 1997 ........       173,687
May 1, 1997 .............       173,687
                             ----------
                             $1,060,261

On February 2,1996, the Company received a deferral from Princeton University of the February 1,1996 required payment until the contemplated public offering was completed or March 30, 1996, whichever was earlier. On March 20, 1996, the deferral from Princeton University was amended to state that the payment was due immediately upon consummation of the contemplated public offering. On April 11, 1996, the Company consummated its public offering and the February 1, 1996 payment of $183,000 was made to Princeton University.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is feasible or commercially viable for one or more flat panel display applications. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $3,388,621 at March 31,1996. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

The Company's commercialization strategy will be to seek to exploit the OLED technology initially for use in multi-color, small area, low information content displays, such as alpha-numeric displays for use in cellular telephones, other consumer electronic products and appliances and indicator lights for instrument panels. The Company ultimately intends to seek to license the OLED technology for application in full color, large area, high resolution, high information content displays, such as portable and desktop computer monitors and televisions. If the OLED technology is successfully developed and the Company determines that the OLED technology has commercially viable applications, of which there can be no assurance, the Company will seek to enter into licensing arrangements and other strategic alliances for the manufacture and marketing of flat panel displays utilizing the OLED technology.

RESULTS OF OPERATIONS / LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash of $11,120 compared to $40 at December 31, 1995. On April 11,1996, the Company completed a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and reedemable warrants to purchase 1,495,000 shares of common stock at $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering and, therefore, pro forma, the Company had cash of $4,907,181 at March 31,1996. See Note 2 to the Consolidated Financial Statements. Net working capital increased to $4,580,798 pro forma at March 31, 1996 from $(589,136) at December 31, 1995, as a result of the April 11, 1996 public offering.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that the proceeds of April 11, 1996 offering will be sufficient to satisfy the Company's contemplated cash requirements for approximately twelve months from April 11, 1996.

QUARTER ENDED MARCH 31,1996 COMPARED TO QUARTER ENDING MARCH 31, 1995

The Company had a net loss of $336,508 for the period ending March 31, 1996 compared to a loss of $140,007 for the quarter ending March 31,1995. The loss is attributed to research and development expenses associated with the development of OLED technology and the 1994 Sponsored Research Agreement with Princeton University and general and administrative expenses. The loss for the quarter ending March 31, 1995 was due to general and administrative expenses associated with financing activities.

PART II. - OTHER INFORMATION
- ------------------------------

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGES IN SECURITIES

None to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

         Exhibit
         Number            Description

         *10.1 License Agreement dated August 1,1994 between The Trustees of Princeton University and American Biomimetics Corporation.

         *10.2 Amendment to License Agreement (August 1, 1994) dated April 11, 1995 between the Trustees of Princeton University and American Biomimetics Corporation.

         *10.3 Sponsored Research Agreement dated August 1, 1994 between the Trustees of Princeton University and American Biomimetics Corporation.

         *10.4 Letter Amendment dated May 5, 1995, between the Trustees of Princeton University and American Biomimetics Corporation.

         *10.5    Amendment to Sponsored Research Agreement dated (August 1,
                  1994) dated April 18, 1995 between the Trustees of Princeton University and American Biomimetics Corporation.

         *10.6 Technology Transfer Agreement dated June 22,1995 between American Biomimetics Corporation and Universal Display Corporation.

         *10.7 Assignment and Assumption of License dated June 22,1995 between American Biomimetics and Universal Display Corporation.

         *10.8 Sublicense Agreement and Option dated June 22, 1995 between American Biomimetics and Universal Display Corporation.

         *10.9 Assignment and Assumption of Agreement between the Trustees of Princeton University and the University of Southern California.

         *10.10 Subcontract No. 341-4014-1 dated August 16, 1995 between the Trustees of Princeton University and the University of Southern California.

         *10.11 Assignment of 1994 Sponsored Research Agreement dated November 1, 1995 between American Biomimetics Corporation and Universal Display Corporation.

         *10.12 Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Thomas D. Hayes III.

         *10.13 Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Harvey Nachman.

         *10.14 Resgistration Rights Agreement dated as of June 23, 1995 between Universal Display Corporation and Thomas D. Hayes III.

         *10.15 Resgistration Rights Agreement dated as of June 23, 1995 between Universal Display Corporation and Harvey Nachman.

         *10.16 Form of Resgistration Rights Agreement between Universal Display Corporation and Certain Subscribers to Purchase Common Stock of Universal Display Corporation.

         *10.17 Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Sidney D. Rosenblatt.

         *10.18   1992 Stock Option Plan.

         *10.19   Form of 1995 Stock Option Plan.

         *10.20 Employment Agreement dated as of November 1, 1995 between Universal Display Corporation and Sherwin I. Seligsohn.

         *10.21 Services Agreement dated as of December 1, 1995 between Universal Display Corporation and Dean L. Ledger.

         * Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Resgistration No. 33-80703).

          11      Net loss per common share calculation

          27      Financial Data Schedule

(B) REPORTS ON FORM 8-K:
None to report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNIVERSAL DISPLAY CORPORATION


                                              /s/ Sidney D. Rosenblatt
                        Date: May 28, 1996    ________________________________
                                              Sidney D. Rosenblatt
                                              (Executive Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Secretary)

                                EXHIBIT INDEX


Exhibit                                                         Seqential
Number                  Description                             Page No.
- -------                 -----------                             ---------

  11                    Net loss per common share calculation


  27                    Financial Data Schedule