Form 10QSB
period 1996-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 1996-08-14
CIK 1005284

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

                       Commission File No.  0-28146*

                         UNIVERSAL DISPLAY CORPORATION
       (Exact name of small business issuer as specified in its charter)


                   PENNSYLVANIA                    23-2372688
                   ------------                    ----------
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)       Identification No.)

              THREE BALA PLAZA EAST
              SUITE 104
              BALA CYNWYD, PA                        19072
     (Address of principal executive offices)     (Zip Code)

                               (610) 617-4010
               (Issuer's telephone number, including area code)


   UNIVERSAL DISPLAY CORPORATION, 1221 CENTENNIAL ROAD, PENN VALLEY, PA 19072 (Former name, former address and former fiscal year if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X      No ________

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes_______    No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1996, the registrant had outstanding 8,937,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                            Yes_______    No_______


* The Company has registered its common stock under Section 12(b) of the Securities and Exchange Act on a Form 8-A filed August 6, 1996 but has not received a file number concerning such registration.

   INDEX                                                                     PAGE
   -----                                                                     ----
Part I - Financial Information

  Item 1. Financial Statements
          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995                                 3

          Consolidated Statements of Operations - Three months
          ended June 30, 1996 and 1995, and inception to date                 4

          Consolidated Statement of Operations - Six months
          ended June 30, 1996 and 1995, and inception to date                 5

          Consolidated Statements of Cash Flows - Six months
          ended June 30, 1996 and 1995, and inception to date                 6

          Notes to Consolidated Financial Statements                        7-9


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10-11

Part II - Other Information

  Item 6. Exhibits and Reports on Form 8-K.                                  11

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                        ASSETS                                        June 30, 1996              December 31, 1995
                        ------                                        -------------              -----------------
 CURRENT ASSETS
      Cash and cash equivalents (see note 2)                            $1,972,507                    $       40
      Short term investments  (see note 2)                               2,026,502                        --
                                                                                                      ----------
      Other current assets                                                 160,033                        --
                                                                        ----------                    ----------
          Total current assets                                           4,159,042                            40
                                                                        ==========                    ==========
 EQUIPMENT, net of accumulated depreciation                                 10,136                         5,144
      of $2,230 and $1,029                                              ----------                    ----------

          Total Assets                                                  $4,169,178                    $   $5,184
                                                                        ==========                    ==========
 LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                $10,302                    $  483,700
      Payable to related parties                                            --                           105,476
                                                                        ----------                    ----------
          Total current liabilities                                         10,302                       589,176
                                                                        ==========                    ==========
 SHAREHOLDERS' DEFICIT:
 Preferred Stock, par value $.01 per share,
 5,000,000 shares authorized 200,000 shares
 designated - Series A Nonconvertible Preferred
 Stock, par value $.01 per share, 200,000 shares
 issued and outstanding (liquidation value of $7.50                          2,000                         2,000
 per share or $1,500,000)
 Common Stock par value $.01 per share, 25,000,000
 shares authorized, 8,937,268 shares issued and
 outstanding in 1996 and 7,637,268 shares issued and
 outstanding in 1995                                                        89,373                        76,373
      Additional paid in capital                                         7,914,345                     2,421,417
      Deficit accumulated during development-stage                      (3,846,842)                   (3,083,782)
                                                                        ----------                    ----------
          Total shareholders' equity (deficit)                           4,158,876                      (583,992)
          Total liabilities and shareholders' equity (deficit)          $4,169,178                    $    5,184
                                                                        ==========                    ==========


        The accompanying notes are an integral part of these statements

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               Three Months                   Period From Inception
                                                               ------------                   ---------------------
                                                              Ended June 30,                  (June 17, 1995 to June
                                                              --------------                  ----------------------
                                                                                                    30, 1996)
                                                                                                    ---------

                                                          1996                   1995
                                                          ----                   ----
OPERATING EXPENSES:
    Research and development (see note 3)                 $182,513             $1,707,739               $2,439,252

    General and administrative                             291,454                452,273                1,455,005
                                                        ----------             ----------               ----------

         Total operating expenses                          473,967              2,160,012                3,894,257
                                                        ==========             ==========               ==========


OTHER INCOME AND EXPENSES:

    Interest income                                         47,415                 --                       47,415
                                                        ----------             ----------               ----------

         Total other income and expenses                    47,415                 --                       47,415
                                                        ----------             ----------               ----------


NET LOSS                                                 ($426,552)           ($2,160,012)             ($3,846,842)
                                                        ==========             ==========               ==========



NET LOSS PER COMMON SHARE                                   ($0.05)                ($0.28)
                                                        ==========             ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN COMPUTING NET
    LOSS PER COMMON SHARE                                8,794,411              8,145,806
                                                        ==========             ==========





        The accompanying notes are an integral part of these statements

'                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Six Months                     Period From Inception
                                                                     ----------                     ---------------------
                                                                   Ended June 30,                   (June 17, 1995 to June
                                                                   --------------                   ----------------------
                                                                                                           30, 1996
                                                                                                           --------

                                                             1996                   1995
                                                             ----                   ----
OPERATING EXPENSES:
    Research and development (see note 3)               $  365,513             $1,707,739               $2,439,252

    General and administrative                             444,962                592,280                1,455,005
                                                        ----------             ----------               ----------

         Total operating expenses                          810,475              2,300,019                3,894,257
                                                        ----------             ----------               ----------


OTHER INCOME AND EXPENSES:

    Interest income                                         47,415                 --                       47,415
                                                        ----------             ----------               ----------

         Total other income and expenses                    47,415                 --                       47,415
                                                        ----------             ----------               ----------


NET LOSS                                                 ($763,060)           ($2,300,019)             ($3,846,842)
                                                        ==========             ==========               ==========



NET LOSS PER COMMON SHARE                                   ($0.09)                ($0.28)
                                                        ==========             ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN COMPUTING NET
    LOSS PER COMMON SHARE                                8,541,537              8,145,806
                                                         =========              =========





        The accompanying notes are an integral part of these statements

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Six Months                    Period From Inception
                                                                  ----------                    ---------------------
                                                                 Ended June 30,                 (June 17, 1995 to June
                                                                 --------------                 ----------------------
                                                                                                         30, 1996
                                                                                                         --------

                                                            1996                   1995
                                                            ----                   ----
OPERATING ACTIVITIES:
    Net Loss                                               ($763,060)           ($2,300,019)             ($3,846,842)

    Adjustments to reconcile net loss to
    net cash used in operating activities                     --                     --                       --

    Depreciation                                               1,200                 --                        2,230

    Issuance of Common Stock options                          --                      9,950                    9,950
    Acquired in-process technology                            --                    350,000                  350,000

    Changes in current assets and
    liabilities: other current assets                       (160,033)                --                     (160,033)

    Increases (decreases) in - Accounts
    payable and accrued expenses                            (473,398)               579,295                  (33,858)

    Payable to related parties                              (105,476)                74,383                  250,000
    Net cash used in operating activities                 (1,500,767)             1,286,391               (3,428,554)
                                                          ----------              ---------               ----------

INVESTING ACTIVITIES:

    Purchases of equipment                                    (6,192)                --                      (12,365)

    Purchases of Short Term Investments                    (2,026,502)               --                   (2,026,502)
                                                           ----------            ----------               ----------

    Net cash used in investing activities                 (2,031,644)                --                   (2,038,867)
                                                          ----------             ----------               ----------
FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                 5,505,928              1,513,000                7,439,928

    Net cash provided by financing                         5,505,928              1,513,000                7,439,928

INCREASE IN CASH AND CASH EQUIVALENT                       1,972,467                226,609                1,972,507

CASH AND CASH EQUIVALENTS BEGINNING PERIOD                        40                 --                       --
                                                          ----------             ----------               ----------

CASH AND CASH EQUIVALENTS END OF PERIOD                   $1,972,507             $  226,609               $1,972,507
                                                          ==========             ==========               ==========

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


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

INTERIM FINANCIAL INFORMATION

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in a registration statement filed on Form SB-2.

PUBLIC OFFERING

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administration expenses). Subsequent to the public offering, Arthur Andersen LLP reissued their report of independent public accountants and removed its going concern explanatory paragraph (see exhibit 99).

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

STATEMENTS OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments consisting of money market accounts with original maturities of three months or less to be cash equivalents. Included in short term investments are certificate of deposits whose maturities are less than one year.


EQUIPMENT

Equipment is stated at cost and depreciated on a straight-line basis over 3 years.

NET LOSS PER COMMON SHARE

Net loss per Common share was calculated by dividing the net loss by the weighted average number of Common shares outstanding for the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, Common stock issued by the Company during the twelve months immediately preceding the initial public offering has been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented up to the April 1996 public offering. In addition, options and warrants to purchase Common stock issued by the Company during the twelve months immediately preceding the public offering have been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented up to the April 1996 public offering (using the treasury stock method and an initial offering price of $5.00 per share).

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.


NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On August 1, 1994, ABC entered into the 1994 Sponsored Research Agreement with Princeton University which was transferred to the Company in 1995, to fund and develop the OLED technology over a three-year period. Research is also being performed at USC on a subcontract basis with Princeton University. The
Company has an exclusive worldwide license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In certain circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1994 Sponsored Research Agreement, the Company is obligated to make certain payments to Princeton University. The minimum payments under this agreement as of June 30, 1996 are as follows:



          August 1, 1996                    173,687

          November 1, 1996                  173,687

          February 1, 1997                  173,687

          May 1, 1997                       173,687
                                         ----------

                                           $694,748
                                         ==========



On February 2, 1996, the Company received a deferral from Princeton University of the February 1, 1996 required payment until the contemplated public offering was completed or March 30, 1996, whichever was earlier. On March 20, 1996, the deferral from Princeton University was amended to state that the payment was due immediately upon consummation of the contemplated public offering. On April 11, 1996, the Company consummated its public offering and the February 1, 1996 payment of $183,000 was made to Princeton University.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties respecting the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $3,846,842 at June 30, 1996. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

The Company's present commercialization strategy is to seek to license the OLED technology initially for use in multi-color, small area, low information content displays, such as alpha-numeric displays for use in cellular telephones, other consumer electronic products and appliances and indicator lights for instrument panels. The Company also intends to seek to license the OLED technology for application in full color, large area, high resolution, high information content displays, such as portable and desktop computer monitors and televisions.

RESULTS OF OPERATIONS / LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash of $1,972,507 compared to $40 at December 31, 1995. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administrative expenses). Net working capital increased to $4,148,740 at June 30, 1996 from $(589,136) at December 31, 1995, as a result of the April 11, 1996 public offering.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that the proceeds of April 11, 1996 offering will be sufficient to satisfy the Company's contemplated cash requirements for a minimum of twelve months from April 11, 1996.

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDING MARCH 31, 1995

The Company had a net loss of $426,552 (or $.05 per share) for the period ending June 30, 1996 compared to a loss of $2,160,012 (or $.27 per share) for the quarter ending June 30, 1995. The loss for the quarter ended June 30, 1996 is attributed to research and development expenses associated with the development of OLED technology and the 1994 Sponsored Research Agreement with Princeton University and general and administrative expenses. The loss for the quarter ending June 30, 1995 was due to the sublicense agreement with payments for sponsored research paid to Princeton University and reimbursement to ABC for prior payments to Princeton University and costs associated with financing activities (see Notes 1 and 3 of the Consolidated Financial Statements). These costs were incurred as the merger with Enzymatics and a private placement Company's securities was consummated. The net proceeds from the private placement was $1,513,000 (excluding issuance expenses previously charged to general and administrative expenses) and the Company sold 781,500 units at a price of $2.00 per unit. Each unit consisted of one share of Common stock and one warrant to purchase one share of common stock at a price of $3.50 per share.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Company had a net loss of $763,050 (or $.09 per share) for the six months ended June 30, 1996 compared to $2,300,019 (or $.28 per share) for the same period in 1995. The loss for the period ended June 30, 1996 was attributed to research and development expenses associated with the development of OLED technology and the 1994 Sponsored Research Agreement with Princeton University and general and administrative expenses. The loss for the same period in 1995 was attributed to the sublicense agreement with ABC, payments for sponsored research paid to Princeton University and reimbursement to ABC for prior payments to Princeton University, costs associated with financing activities and general and administrative expenses. See Notes 1 and 3 of the Consolidated Financial Statements.

This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to those discussed in "Risk Factors".


PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Exhibit
Number
11               Net loss per common share calculation

27               Financial Data Schedule

99               Revised Report of Independent Public Accountants





(B) REPORTS ON FORM 8-K:

None to report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNIVERSAL DISPLAY CORPORATION


                                             /s/ Sidney D. Rosenblatt
               Date: August 14, 1996         -------------------------------
                                             Sidney D. Rosenblatt
                                             (Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Secretary)

                                 EXHIBIT INDEX


Exhibit                                                                              Sequential
Number                                Description                                    Page No.
- -------                               -----------                                    ---------
11                        Net loss per common share calculation

27                        Financial Data Schedule

99                        Revised Report of Independent Public Accountants Audit Report