Form 10QSB
period 1996-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 1996-11-14
CIK 1005284

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No.  0-28146

                        UNIVERSAL DISPLAY CORPORATION
                       -------------------------------
      (Exact name of small business issuer as specified in its charter)


PENNSYLVANIA                                      23-2372688
------------                                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

THREE BALA PLAZA EAST
SUITE 104
BALA CYNWYD, PA                                   19004
---------------                                   -----
(Address of principal executive offices)          (Zip Code)

(610) 617-4010
--------------
(Issuer's telephone number, including area code)

                 1221 CENTENNIAL ROAD, PENN VALLEY, PA 19072
                 -------------------------------------------
  (Former name, former address and former fiscal year if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes        No
                                   ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1996, the registrant had outstanding 8,937,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                               Yes        No   X
                                    ---       ---

INDEX                                                                         PAGE
-----                                                                         ----
Part I - Financial Information

        Item 1. Financial Statements
                Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995                         3

                Consolidated Statements of Operations - Three months
                ended September 30, 1996 and 1995, and inception to date         4

                Consolidated Statements of Operations - Nine months
                ended September 30, 1996 and 1995, and inception to date         5

                Consolidated Statements of Cash Flows - Nine months
                ended September 30, 1996 and 1995, and inception to date         6

                Notes to Consolidated Financial Statements                     7-9

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                   10

Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K.                               11

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                                    ------------------   -----------------
                              ASSETS                                   (UNAUDITED
                              ------                                    ----------
CURRENT ASSETS

   Cash and cash equivalents (see note 2)                               $1,100,067                     $40

   Short term investments (see note 2)                                   2,449,000                      --

   Other current assets                                                     59,503                      --
                                                                     -------------           -------------

      Total current assets                                               3,608,570                      40
                                                                     =============           =============

   Deposits                                                                 93,419
                                                                     -------------           -------------

 Equipment, net of accumulated depreciation of  $5,966
 and $1,029                                                                 60,353                   5,144
                                                                     -------------           -------------

      Total Assets                                                      $3,762,342                  $5,184
                                                                     =============           =============

           LIABILITIES AND SHAREHOLDERS' DEFICIT
           -------------------------------------

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                   $90,819                $483,700

   Payable to related parties                                                   --                 105,476
                                                                     -------------           -------------

      Total current liabilities                                             90,819                 589,176
                                                                     =============           =============

SHAREHOLDERS' DEFICIT:

Preferred Stock, par value $.01 per share,
5,000,000 shares authorized, 200,000 shares
designated - Series A Nonconvertible Preferred
Stock, par value $.01 per share, 200,000 shares
issued and outstanding (liquidation value of $7.50
per share or $1,500,000)                                                     2,000                   2,000

Common Stock, par value $.01 per share, 25,000,000
shares authorized, 8,937,268 shares issued and
outstanding in 1996 and 7,637,268 shares issued and
outstanding in 1995                                                         89,373                  76,373

Additional paid-in capital                                               7,914,345               2,421,417

Deficit accumulated during development-stage                            (4,334,195)             (3,083,782)
                                                                     -------------           -------------

      Total shareholders' equity (deficit)                               3,671,523                (583,992)
                                                                     -------------           -------------
      Total liabilities and shareholders' equity (deficit)              $3,762,342                  $5,184
                                                                     =============           =============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           Three Months       Period From Inception
                                                           ------------       ---------------------
                                                       Ended September 30,      (June 17, 1994 to
                                                       -------------------      -----------------
                                                         1996        1995      September 30, 1996)
                                                         ----        ----      -------------------
OPERATING EXPENSES:


 Research and development (see note 3)                  $243,152    $183,000         $2,822,950

 General and administrative                              278,883      52,359          1,593,342
                                                      ----------  ----------       ------------

 Total operating expenses                                522,035     235,359          4,416,292
                                                      ----------  ----------       ------------


INTEREST INCOME                                           34,682         ---             82,097
                                                      ----------  ----------       ------------


NET LOSS                                              ($487,353)  ($235,359)       ($4,334,195)
                                                      ==========  ==========       ============


NET LOSS PER COMMON SHARE                              ($0.05)     ($0.03)
                                                      ==========  ==========

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE                                  8,937,268   8,145,806
                                                      ==========  ==========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                              Nine Months          Period From Inception
                                              -----------          ---------------------
                                          Ended September 30,        June 17, 1994 to
                                          -------------------        ----------------
                                           1996          1995       September 30, 1996
                                           ----          ----       ------------------
OPERATING EXPENSES:

  Research and development (see note 3)    $749,211    $1,890,739        $2,822,950

  General and administrative                583,299       644,639         1,593,342
                                       ------------  ------------      ------------

     Total operating expenses             1,332,510     2,535,378         4,416,292
                                       ------------  ------------      ------------


INTEREST INCOME                              82,097            --            82,097
                                       ------------  ------------      ------------

NET LOSS                               ($1,250,413)  ($2,535,378)      ($4,334,195)
                                       ============  ============      ============

NET LOSS PER COMMON SHARE                ($0.14)       ($0.31)
                                       ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTING LOSS PER COMMON
SHARE                                     8,675,029     8,145,806
                                       ============  ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT-STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             Nine Months          Period From Inception
                                                             -----------          ---------------------
                                                          Ended September 30        (June 17, 1994 to
                                                          ------------------        -----------------
                                                          1996          1995       September 30, 1996
                                                          ----          ----       ------------------
OPERATING ACTIVITIES:
---------------------
  Net Loss                                            ($1,250,413)  ($2,535,378)       ($4,334,195)

  Adjustments to reconcile net loss to
  net cash used in operating activities

    Depreciation                                            4,937            --              5,966

    Issuance of Common Stock options                           --         9,950              9,950

    Acquired in-process technology                             --       350,000            350,000

  Changes in current assets and liabilities
  (Increase) in other current assets                      (59,503)       (4,000)           (59,503)

    Increases (decreases) in - Accounts
    payable and accrued expenses                         (392,881)      197,940            (58,817)

    Increase (decrease) in Payable to related
      parties                                            (105,476)      284,383            355,476
                                                      -----------   -----------        -----------

    Net cash used in operating activities              (1,803,336)   (1,697,105)        (3,731,123)
                                                      -----------   -----------        -----------
INVESTING ACTIVITIES:
---------------------

  Deposits                                                (93,419)           --            (93,419)

  Purchases of equipment                                  (60,146)       (6,173)           (66,319)

  Purchases of short term investments                  (2,449,000)           --         (2,449,000)
                                                      -----------   -----------        -----------

  Net cash used in investing activities                (2,602,565)       (6,173)        (2,608,738)
                                                      -----------   -----------        -----------
FINANCING ACTIVITIES:
---------------------

  Proceeds from issuance of common stock                5,505,928     1,928,000          7,439,928
                                                      -----------   -----------        -----------

  Net cash provided by financing activities             5,505,928     1,928,000          7,439,928
                                                      -----------   -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                   1,100,027       224,722          1,100,067

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                  40            --                 --
                                                      -----------   -----------        -----------

CASH AND CASH EQUIVALENTS END OF PERIOD                $1,100,067      $224,722         $1,100,067
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

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994. On June 22, 1995, a wholly-owned subsidiary of the Company consummated an Agreement and Plan of Reorganization with UDC (the "Merger"). At the time of the Merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the Merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation that was, at one time, engaged in a business separate from and unrelated to that of UDC.

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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. The 1994 Sponsored Research Agreement, assigned to the Company by ABC in November 1995, expires on July 31, 1997. Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. Sherwin I. Seligsohn, Chairman and Chief Executive Officer of the Company, holds similar positions in ABC, a company which is controlled by members of his family.

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


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in a registration statement filed on Form SB-2.

PUBLIC OFFERING

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administration expenses). Subsequent to the public offering, Arthur Andersen LLP reissued their report of independent public accountants and removed its going concern explanatory paragraph.

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


NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On August 1, 1994, ABC entered into the 1994 Sponsored Research Agreement with Princeton University which was transferred to the Company in 1995, to fund and develop the OLED technology over a three-year period. Research is also being performed at USC on a subcontract basis with Princeton University. The Company has an exclusive worldwide license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In certain circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1994 Sponsored Research Agreement, the Company is obligated to make certain payments to Princeton University. The minimum payments under this agreement as of September 30, 1996 are as follows:





                          November 1, 1996    $173,687

                          February 1, 1997     173,687

                          May 1, 1997          173,687
                                              --------

                                              $521,061
                                              ========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $4,334,195 at September 30, 1996. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDING SEPTEMBER 30, 1995

The Company had a net loss of $487,353 (or $0.05 per share) for the quarter ending September 30, 1996 compared to a loss of $235,359 (or $0.03 per share) for the same period in 1995. The increase of $251,994 in the net loss was attrributed to increased research and development and general and administrative expenses.

Research and development costs were $243,152 for the quarter ended September 30, 1996 compared to $183,000 for same period in 1995. The increase was attributable to patent expenses in connection with the development of the OLED technology, for which the Company has an exclusive license.

General and administrative expenses were $278,883 for the quarter ended September 30, 1996, compared to $52,359 for the same period in 1995.
The increase of $226,524 was associated with the leasing of office space for the Company's headquarters, hiring of executives and support staff.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company had a net loss of $1,250,413 (or $0.14 per share) for the nine months ended September 30, 1996 compared to $2,535,378 (or $0.31 per share) for the same period in 1995. The reduction in the net loss was primarily attributable to research and development expenses for 1994 and 1995 being expensed and paid in 1995, and a non-recurring payment for the sublicense of certain technology in 1995.

Research and development costs were $749,211 for the nine months ending September 30, 1996 compared to $1,890,739 for the same period in 1995.
In 1996, the research and development expenses were attributed to payments under the Sponsored Research Agreement with Princeton University and patent expenses. The 1995 research and development expenses were attributed to the Company making payments to Princeton University under the Sponsored Research Agreement and to ABC for prior payments paid to Princeton University for research and development conducted during 1994 and 1995, and for the sublicense of certain technology from ABC.

General and administrative expenses were $583,299 for the nine months ending September 30, 1996 compared to $644,639 for the same period in 1995. The 1996 expenses were primarily associated with the hiring of executives, support staff, and the leasing of office space for the Company's headquarters compared to 1995 which were primarily professional fees and fees associated with financing activities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash of $1,100,067 and short-term investments of $2,449,000 compared to cash of $40 at December 31, 1995. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administrative expenses). Net working capital increased to $3,517,751 at September 30, 1996 from a working capital deficit of $589,136 at December 31, 1995, as a result of the April 11, 1996 public offering.

Pursuant to the Company's Sponsored Research Agreement with Princeton University, the Company is required to pay Princeton University approximately $521,001 in 3 equal installments ending May 1, 1997. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that the proceeds of April 11, 1996 offering will be sufficient to satisfy the Company's contemplated cash requirements for a minimum of twelve months from April 11, 1996.



This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements.

PART II. - OTHER INFORMATION


ITEM 1.  NONE
ITEM 2.  NONE
ITEM 3.  NONE
ITEM 4.  NONE
ITEM 5.  NONE
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:




Exhibit
Number
------

11                 Net loss per common share calculation

27                 Financial Data Schedule


(B) REPORTS ON FORM 8-K:

None to report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNIVERSAL DISPLAY CORPORATION



           Date: November 14, 1996     /s/ Sidney D. Rosenblatt
                                       -------------------------------
                                       Sidney D. Rosenblatt
                                       (Executive Vice President, Chief
                                       Financial Officer, Treasurer and
                                       Secretary)

                                 EXHIBIT INDEX


Exhibit                                                   Sequential
Number                     Description                     Page No.
------                     -----------                     --------
11            Net loss per common share calculation           14

27            Financial Data Schedule                         16