Form 10-K405
period 1996-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 1997-03-31
CIK 1005284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from__________to__________

                          Commission File Number 0-4643

                          UNIVERSAL DISPLAY CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-2372688
         ------------                                    ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

          Three Bala Plaza East
          Suite 104
          Bala Cynwyd, Pennsylvania                        19004
          -------------------------                        -----
          (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (610) 617-4010
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $0.01 per share)
                    ----------------------------------------
                                (Title of Class)


Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Series A Common Stock reported by NASDAQ on December 12, 1996, was approximately $24,411,845. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates. As of March 17, 1997, the Registrant had outstanding 8,937,268 shares of Common Stock ($.01 par value).

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 20, 1997, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART 1


ITEM 1.           BUSINESS                                                  3

ITEM 2.           PROPERTIES                                                8

ITEM 3.           LEGAL PROCEEDINGS                                         8

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       8

                  EXECUTIVE OFFICERS OF THE REGISTRANT                      8


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANTS COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS                      9


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS              9

ITEM 7.           FINANCIAL STATEMENTS WITHIN THE 10-KSB                   11

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE             11


                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
                           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                           EXCHANGE ACT                                    11

ITEM 10. EXECUTIVE COMPENSATION                                            11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                           11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    11


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                  11

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to the flat panel display industry, OLED technology, strategy, markets, research, development, manufacturing, intellectual property, competition, and properties, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects", "anticipates", "potential" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference.

                                     PART I

ITEM 1.   BUSINESS

                                     General

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of Organic Light Emitting Diode ("OLED") technology for use in flat panel displays and other applications. The research is being performed by Princeton University and the University of Southern California ("USC") pursuant to a certain Sponsored Research Agreement funded by the Company (See: Business-"Research"). The Company has the exclusive right to commercialize the technology being developed pursuant to a certain License Agreement (See: Business-"Intellectual Property"). The Company's present commercialization strategy is to enter into licensing arrangements and other strategic alliances for the volume manufacturing of products utilizing this technology, the Company does not presently intend to become a volume manufacturer. The Company anticipates that its OLED technology, if successfully developed, may have a variety of applications, including full color, large area, high resolution, high information content displays, such as laptop and notebook computer screens, computer monitors and televisions. Potential applications also include multi-color, and monochrome small area, low information content displays, such as consumer electronic equipment, vehicular dashboard displays, cellular phones and other telecommunication displays, computer games, and personal digital assistants, as well as transparent applications such as head up displays for automobile windshields.

The Company was incorporated under the laws of the Commonwealth of Pennsylvania in April 1985 under the name Enzymatics, Inc. ("Enzymatics"). Another corporation named "Universal Display Corporation" ("UDC") was incorporated under the laws of the State of New Jersey in June 1994. On June 22, 1995, a wholly-owned subsidiary of Enzymatics merged with and into UDC. UDC, the surviving corporation in the Merger, became a wholly-owned subsidiary of Enzymatics and changed its name to "UDC, Inc." Simultaneously with the consummation of the Merger, Enzymatics changed its name to "Universal Display Corporation."

                           Flat Panel Display Industry

The market for flat panel displays has been driven by a number of market forces, including, but not limited to, the increasing popularity of portable computers and other consumer electronic devices, the increasing availability of information and visual content of electronic formats, the proliferation of graphical interfaces and emerging multimedia applications and the conversion of traditional analog displays to digital or graphical displays. Existing products that use flat panel displays include notebook and laptop computers, portable televisions, video cameras, digital watches, calculators, electronic games and audiovisual equipment, copiers, fax machines, telephones and answering machines. In addition, flat panel displays have been utilized in military applications, including missile controls, ground support and communications equipment and avionics.

Stanford Resources, Inc., ("Standford Resources") in "Flat Information Displays, Market and Technology Trends" estimated the 1995 market for flat panel displays to be approximately $11.5 billion and expects the market to increase to approximately $21.6 billion by the year 2000. According to Stanford Resources, computer applications currently comprise approximately 55% of the flat panel display market, followed by business/industrial applications which comprise approximately 25% of the flat panel display market and consumer applications (such as portable televisions, calculators, electronic games and other consumer electronic devices) which comprise approximately 20% of the flat panel display market.

The Company believes that competition in this market, particularly for full color, large area, high resolution, high information content displays is based upon image and color quality, viewing angle, power requirements, cost and manufacturability. The dominant technology for displays today is the cathode ray tube ("CRT"), the type of technology in most televisions and computer monitors. The dominant technology today for flat panel displays is liquid crystal display ("LCD") technology, the type of technology in most laptop computers. The Company believes LCD technology has certain limitations, such as a limited viewing angle, limited scalability, low contrast and inferior image and color quality when compared to CRT displays. The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide image and color quality, brightness, contrast, scalability and viewing angles comparable to CRT displays, and be manufacturable from light weight, low cost materials and require a relatively low power source.

                          The Company's OLED Technology

OLED technology is an emerging innovative technology and the Company is not aware of any full color, flat panel displays utilizing OLED technology currently being marketed, although there are numerous companies engaged in research and development efforts respecting OLED technology. The Company believes that its OLED technology, if fully developed, will have the capability to address many of the limitations of LCD and other developing technologies.

Light emitting diodes ("LED's") are solid-state semiconductor devices that emit light when electrical current passes through them. The color of light emitted depends on the bandgap of the semiconductor material; narrow bandgap materials emit light in the red/orange range and wide bandgap materials emit green or blue light. Traditional LEDs are created from inorganic semiconductors. The OLED technology currently under development by the Company and its research partners at Princeton University and USC utilizes a new type of LED created from organic materials and is expected to allow an individual pixel to emit red, blue and green, either at the same time or separately. Combinations of such colors create additional colors so that each individual pixel will be capable of producing a full range of colors. The OLED technology currently under development is based upon a proprietary vertically stacked pixel architecture. The technology architecture is designed so that the blue, green, and red pixels are stacked on top of each other, rather than side by side as in CRTs and LCDs, theoretically providing for very high image resolution, since one pixel can occupy the same space as three or more pixels would in a side by side architecture.

The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide image and color quality, brightness, contrast and viewing angles comparable or superior to CRT displays and superior to LCD; will be manufacturable from light weight, low cost materials; will demonstrate efficiency in converting electrical power into light and require very low voltage for operation, which will make the OLED technology compatible for a variety of flat panel display applications which require light weight and portability; and will be scaleable for use in large area, high resolution, high information, full color, flat panel displays.

In the March 7, 1996 issue of the scientific journal Nature, the researchers at Princeton University and USC announced the laboratory demonstration of the first transparent, thin film organic light emitting device, ("TOLED") which is believed to be the crucial first step toward realizing high-definition, full-color and head up displays using organic material.

In the November 11, 1996 issue of the scientific journal Applied Physics Letters, the researchers at Princeton University and USC announced the laboratory demonstration of a tunable multicolor organic light emitting device employing a novel vertically stacked pixel architecture ("SOLED"). The Company believes that this was the first demonstration of an integrated, stacked OLED where both color and intensity can be independently varied by using external current sources. The color and intensity of the device was varied from red to blue, which represents the first proof of principle for the achievement of full color pixels which should provide high image resolution (due to compact pixel size) and low cost fabrication (due to the elimination of side by side pixel growth). The novel vertically stacked pixel architecture, stacking the red, green and blue pixels on top of each other, rather than side by side as in CRTs and LCDs, was made possible by the creation of the TOLED.

In the February 1, 1997 issue of the scientific journal, Optics Letters, the researchers at Princeton University and USC announced the laboratory demonstration of an OLED deposited on a flexible plastic film. Flat panel displays are commonly built on glass. The Company believes that this is the first time that small molecule organic layers have been deposited on a flexible plastic substrate, flexibility being a property that was previously believed to be unique to polymer materials. This development may also allow the potential for fabricating OLED products using low cost "roll to roll" processing methods.

 While significant advances have been made in the research on OLEDs being sponsored by the Company, substantial additional research and development work needs to be performed before products utilizing this technology are manufactured and sold, including issues of operating life, reliability and issues related to scalability into a production environment for monochrome, transparent, flexible and full color, large area and small area applications. Additionally, such research and development efforts must demonstrate the ability to display a full range of color and integration with drive electronics for the display. Additional development efforts relating to cost effective fabrication technologies also needs to be performed.

                              Strategy and Markets

The Company's present commercialization strategy is to continue the research and development of OLED technology and to license the technology or enter into joint ventures or other strategic relationships with experienced manufacturers (who may have much of the needed infrastructure already in place) for the manufacture, distribution and sale of OLED display products.

The Company believes that an initial market may be for low information content applications such as cellular phones, instrumentation displays, consumer electronics, display backlight or optical memory systems. These applications may be multicolor or monochrome. There are also potential markets for a transparent device, for example, as head-up displays on vehicle windshields. The Company believes that the OLED technology under development could also have significant applicability for small, full color displays, such as for personal digital assistants, projection displays, viewfinders in camcorders, video phones, hand held computers and numerous industrial medical and military uses. It also believes that the technology has potential application in large area, full color displays such as laptop computers, desktop computers and televisions. The Company believes its OLED technology can also have applications in numerous defense-related markets.

There are no assurances that the Company will be able to enter into appropriate licensing, joint ventures or other strategic relationships, or that the terms of such relationships, if entered into, would be favorable to the Company.

                                    Research

Research relating to the OLED technology is being conducted at the Princeton University's Advanced Technology Center and at USC (on a subcontract basis with Princeton University) pursuant to a Sponsored Research Agreement dated August 1, 1994 between The Trustees of Princeton University and American Biomimetics Corporation ("ABC"), an affiliate of the Company (the "1994 Sponsored Research Agreement"), which was assigned by ABC to the Company in June 1995. The development of commercially viable applications for the OLED technology is principally dependent on the success of the research efforts of Dr. Stephen Forrest and Dr. Mark Thompson (the "Principal Investigators") conducted pursuant to such agreements. The scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the Principal Investigators.

The Company provides funding for research and development activities related to the OLED technology. Princeton University also receives funding from the federal government, the amount of which the Company is unable to estimate. Research and development costs incurred by the Company under the 1994 Sponsored Research Agreement include $1,723,739 in cash and the issuance of 200,000 shares of Series A Preferred Stock (with a fair market value of $350,000) to ABC in connection with the assignment of the 1994 Sponsored Research Agreement and a related License Agreement (the "1994 License Agreement") in June 1995 and $713,815 in cash in 1996.

The 1994 Sponsored Research Agreement provides that if either of the Principal Investigators are unavailable to continue to serve as a Principal Investigator, either because such person is no longer associated with Princeton University or USC or otherwise, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the 1994 Sponsored Research Agreement. Further, the 1994 Sponsored Research Agreement expires in July 1997. Although the Company believes that its relationship with Princeton University and the Principal Investigators is satisfactory, there can be no assurance that the Principal Investigators will continue to be available to conduct the research, that the Company will be able to engage Princeton University to conduct further research and development of the OLED technology upon expiration of the 1994 Sponsored Research Agreement, or that the 1994 Sponsored Research Agreement will be extended. The Company believes that additional research and development efforts are required for the development of products based upon the OLED technology. Moreover, under the 1994 License Agreement, the Company is required to make a first commercial sale or use within two years following a demonstration of efficacy of a product based on the OLED technology and Princeton University may terminate the 1994 License Agreement if the Company does not make a commercial sale or use within the required time period. Loss to the Company of the Principal Investigators' services or termination of the 1994 Sponsored Research Agreement would have a material adverse effect on the Company.

In July 1995, Professor Thompson, one of the Principal Investigators, transferred to USC. In order to facilitate Professor Thompson's continued involvement in the research under the 1994 Sponsored Research Agreement, Princeton University and USC have entered into a Subcontract Agreement dated August 16, 1995 (the "USC Subcontract") pursuant to which Princeton University subcontracted to USC (and USC agreed to perform) a portion of the research work under the 1994 Sponsored Research Agreement relating to the fabrication and testing of OLEDs and device packaging techniques. The USC Subcontract expires on July 31, 1997 (the date on which the 1994 Sponsored Research Agreement expires).

                              Intellectual Property

The Company's rights to the OLED technology are governed by the 1994 Sponsored Research Agreement and the 1994 License Agreement. Both Agreements were assigned to the Company by ABC pursuant to a Technology Transfer Agreement dated June 22, 1995. Pursuant to such agreements, all patents and other intellectual property rights relating to the OLED technology are the property of Princeton University, or USC, as applicable. Princeton University and USC have filed approximately 20 patent applications relating to the OLED technology in the United States, and have filed for intellectual property protection internationally. Princeton University manages the intellectual property rights being developed pursuant to the 1994 Sponsored Research Agreement and licensed to the Company pursuant to the License Agreement, and the Company is required to reimburse Princeton University for all costs incurred in filing, prosecuting and maintaining patent applications and patents.

The Company has a worldwide exclusive license to manufacture and market products based on such pending patent applications and the right to obtain a similar license to future patent applications and inventions conceived or discovered under the 1994 Sponsored Research Agreement, and to sublicense those rights. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. In circumstances where the Company sells products utilizing the OLED technology, the Company is required to pay to Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology.

The Company anticipates that Princeton University will file additional patent applications in the United States and internationally to protect future inventions conceived or discovered under the 1994 Sponsored Research Agreement and that the Company will license technology based on such patent applications. There can be no assurance that patents applied for will be obtained or that any such patents will afford the Company and Princeton University commercially significant protection of its OLED technology. In addition, the patent laws of other countries may differ from those of the United States as to the patentability of the OLED technology and the degree of protection afforded. Other companies and institutions may independently develop equivalent or superior technologies and may obtain patent or similar rights with respect thereto. There are a number of other companies and organizations that have been issued patents and are filing additional patent applications relating to OLED technology and there can be no assurance that the exercise of the Company's licensing rights respecting its OLED technology being developed by Princeton University and USC will not infringe on the patents of others. In the event of infringement, the Company and Princeton University could, under certain circumstances, be required to obtain a license or modify its methods or other aspects of the OLED technology. The 1994 License Agreement provides that Princeton University has the right, but not the obligation, to enforce its intellectual property rights against infringement, except that the Company may prosecute an infringement action only if within six months after having received notice of infringement Princeton University has not commenced an action or otherwise successfully terminated the infringement.

The Company has obtained an exclusive worldwide royalty-free license from USC (the "USC License") to manufacture and market products based on inventions claimed in a patent issued to USC in May 1994, relating to, among other things, a method of depositing ultra-thin, very smooth, ordered organic layers. The Company believes that the USC License may be useful in developing and commercializing flat panel displays utilizing its OLED technology.

The United States government, through the Advanced Research Projects Agency ("ARPA"), has provided funding to Princeton University for research activities related to certain aspects of its OLED technology. In the event that all or certain aspects of its OLED technology developed (if any) from the Company's funding to Princeton University is deemed to fall within the planned and committed activities of ARPA's funding, the federal government, pursuant to federal law, could have certain rights relating to the OLED technology, including a license to practice or have practiced on its behalf any such technology and, if the federal government determines that the Company has not taken effective steps to achieve practical application of such technology in a field of use in a reasonable time, require the Company to grant licenses to other parties in any such field of use. In addition, the federal government's rights could restrict the Company's ability to market the OLED technology to the federal government for military and other applications which could have a material adverse effect on the Company. There can be no assurance as to which aspects of the OLED technology the federal government has any rights and the extent of such rights. Continued funding of Princeton University's research activities by the federal government, which is anticipated, may give the federal government rights to aspects of the OLED technology developed in the future.

In order to protect Princeton University's tax exempt status, the 1994 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license third parties without repayment of any funds provided under the 1994 Sponsored Research Agreement.

The Company and Princeton University may also rely on proprietary know-how and trade secrets and employ various methods to protect concepts, ideas and documentation of their technology. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's or Princeton University's know-how, trade secrets, concepts, ideas and documentation.

                                   Competition

The display industry is characterized by intense competition. CRTs currently dominate the television and desktop computer monitor market and improvements in CRTs have further increased display quality. Flat panel displays have been developed and are in commercial use in certain applications where the weight, power requirements, and bulky size of the CRT inhibit its use. CRT displays are not currently available for flat panel display applications. Flat panel displays have been available for a significant period of time and a variety of advancements in flat panel displays have been made over the last several years. However, flat panel displays with the capabilities necessary to replace CRTs in all applications have not been developed.

The flat panel display market is currently dominated by products utilizing LCD technology and is expected to be dominated by LCD technology for the foreseeable future. The Company believes that LCDs have certain limitations, such as a limited viewing angle, limited scalability, low response rate, low contrast and inferior image and color quality when compared to CRT displays (the current standard for display quality). LCDs are also more expensive to produce than CRTs. However, compared to CRTs, LCD displays are smaller, have lower power requirements (leading to longer battery life), emit no measurable radiation, are not affected by magnetic fields generated by speakers or VCRs and have uniform brightness throughout the screen. Numerous companies, however, are making substantial investments in, and conducting research to improve these characteristics of LCD technology.

Several other flat panel display technologies have recently been developed or are being developed, such as field emissive, inorganic electroluminescent, polymeric light emitting diode, gas plasma, and vacuum fluorescent displays. Field emissive displays essentially employ an array of miniature CRTs, may be efficient in converting electrical power into light at a relatively low cost, but high voltage power sources and high temperature fabrication equipment may be required. Inorganic electroluminescent displays offer better contrast and broader viewing angles than LCDs and gas plasma displays, but also use more power than LCDs and are difficult to view in bright ambient light. Displays utilizing polymeric light emitting diodes may, if successfully developed, offer better image and color quality and broader viewing angles than LCDs, but require improvements in operating life and are difficult to manufacture. Gas plasma displays, used in outdoor signs, some laptop computers and recently introduced for large screen televisions are durable and reliable, have long lives and superior video speed (useful in video applications) but have high power requirements; dot matrix display panels on copiers, microwave ovens and video cassette recorders, have superior brightness, are inexpensive and are capable of providing full color, but are difficult to manufacture and have high power requirements, making them unsuitable for portable products.

The Company believes that each of these developing technologies will have one or more of the limitations associated with LCD technology or other limitations, such as lack of reliability, high power requirements (restricting portability), high production cost and/or difficulty of manufacture. The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide image and color quality, brightness, contrast, scalability and viewing angels comparable to CRT displays, be manufacturable from light weight, low cost materials and require a relatively low power source.

Numerous domestic and foreign companies have developed or are developing CRT, LCD, gas plasma and other display technologies. Substantially all of these competitors, including Sony Corporation, NEC Corporation, Fujitsu Corporation, Hitachi Corporation, Toshiba Corporation and Samsung Corporation have greater name recognition and financial, technical, marketing, personnel and research capabilities than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and applications that are more cost effective, have fewer display limitations than or have other advantages as compared to its OLED technology. In addition, a number of companies, including those mentioned above, and

Eastman Kodak Company, Pioneer Electronic Corporation, Sharp Corporation,
Sanyo Corporation, TDK Corporation, Mitsubishi Chemical Corporation, Seiko-Epson Corporation and Idemitsu Corporation are engaged in research and development activities with respect to technology using OLEDs . There can be no assurance that the Company will be able to compete successfully or develop commercial applications for the OLED technology.

                                    Employees

The Company has eight employees, five of whom are full-time.

                                   Facilities

The Company's corporate offices are located at Three Bala Plaza East, Suite 104, Bala Cynwyd, Pennsylvania.

ITEM 2.           PROPERTIES

The Company currently leases approximately 2,700 square feet of office space in Bala Cynwyd, Pennsylvania and certain of its employees are also guest researchers at the Princeton University Center for Photonic and Optoelectronic Research, ("POEM") where they are entitled to use the laboratories and facilities. The Company also leases approximately 620 square feet in Coeur D'Alene, Idaho.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:



Name                    Age  Position
----                    ---  --------
Sherwin I. Seligsohn    61   Chairman, Chief Executive Officer and Director
Steven V. Abramson      45   President, Chief Operating Officer and Director
Sidney D. Rosenblatt    49   Executive Vice President, Chief Financial Officer,
                             Treasurer and Secretary and Director

Executive Officers are elected annually and hold office until their successors are elected and qualified.

     Sherwin I. Seligsohn has been Chairman and Chief Executive Officer of the Company since the Company's inception. He was President of the Company until May 1996. Mr. Seligsohn founded, and since August 1991 has served as sole Director, Chairman, President and Secretary of, American Biomimetics Corporation ("ABC"), International Multi-Media Corporation ("IMMC"), and Wireless Unified Network Systems Corporation ("WUNSC") . He is also Chairman and Chief Executive Officer of Global Photonic Energy Corporation ("Global"). From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. ("InterDigital"), formerly International Mobile Machines Corporation. Mr. Seligsohn was the founder of InterDigital and from August 1972 to June 1990 served as its Chairman. Mr. Seligsohn is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University.

     Steven V. Abramson joined Universal Display Corporation as President and Chief Operating Officer in May 1996. He is also a member of the Board of Directors. Mr. Abramson is also President and chief Executive Officer of Global and a member of its Board of Directors. From March, 1992--May, 1996 he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc. a worldwide environmental consulting and engineering firm. From 1982-1991 he was with InterDigital, where he held various positions, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division.

Mr. Abramson is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University.


     Sidney D. Rosenblatt has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since June 1995. He has been a member of the Board of Directors since May 1996. Mr. Rosenblatt is also Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Global, and a member of its Board of Directors. Mr. Rosenblatt is the owner of and has served as the President and Chief Executive Officer of S. Zitner Company since August 1990. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital. Mr. Rosenblatt sits on the Board of Directors and Executive Committee for the Greater Philadelphia Chamber of Commerce, Chairman of the Board for the Small Business Division of the Greater Philadelphia Chamber of Commerce and sits on various Boards for non-profit organizations.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The following table sets forth the range of the high, low and closing sales prices of the Company's Common Stock as reported by the NASDAQ. The Company completed its initial Public Offering of Common Stock on April 11, 1996, at $5.00 per share.

                                                     High       Low     Close
       1996
            First Quarter                             N/A        N/A     N/A
            Second Quarter (from April 11, 1996)      10 1/2     4       7 1/4
            Third Quarter                             8          4 5/8   6
            Fourth Quarter                            6 5/8      4 3/4   5 3/4


     As of March 17, 1997, there were approximately 262 Holders of Record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since inception, the Company has engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to its OLED technology and attempting to develop and commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, it successfully demonstrates that its OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements, joint ventures or strategic alliances with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $4,852,777 at December 31, 1996.

Years Ended December 31, 1996 and 1995

The Company had a net loss of $1,768,995 (or $.20 per share) for the year ended December 31, 1996 compared to a net loss of $3,072,661 (or $.38 per share) for the year ended December 31, 1995. The reduction in the net loss was primarily attributable to research and development expenses for 1994 and 1995 being expensed and paid in 1995, and a non-recurring payment for the sublicense of certain technologies in 1995.

Research and development costs were $948,568 for the year ended December 31, 1996 compared to $2,073,739 for the year ended December 31, 1995. In 1996, the research and development expense were attributed to payments under the Sponsored Research Agreement with Princeton University and patent expenses. For the year ended December 31, 1995, the Company incurred $2,073,739 in research and development expenses. Such expenses consisted of (i) repayment of $674,000 to ABC for amounts previously paid to Princeton University by ABC under the 1994 Sponsored
Research Agreement; (ii) payment of $500,000 to ABC to acquire the sublicense under the 1993 Sponsored Research Agreement; (iii) payments in the aggregate amount of $549,739 made to Princeton University under the 1994 Sponsored Research Agreement; and (iv) a nonrecurring, non-cash expense of $350,000 representing the fair market value of 200,000 shares of Series A Preferred Stock issued to ABC in connection with the Technology Transfer Agreement.

General and administrative costs were $938,741 for the year ended December 31, 1996 compared to $998,922 for the year ended December 31, 1995. The 1996 expenses were primarily associated with the hiring of executives, support staff and leasing of office space for the Company's headquarters compared to 1995 general and administrative expenses which were primarily professional fees and fees associated with financing activities.

Year Ended December 31, 1995 and Period from Inception (June 17, 1994) to December 31, 1994

As discussed above, the 1995 research and development expenses were attributed to the Company making payments to Princeton University under the Sponsored Research Agreement and to ABC for payments made to Princeton University for research and development conducted in 1994 and 1995, and for the sublicense of certain technology from ABC and there were no research and development expenses in 1994.

For the year ended December 31, 1995, the Company incurred $998,922 of general and administrative expenses. Such expenses consisted of $440,173 of professional fees, $219,971 in employee compensation and related benefits, $240,602 of expenses incurred in connection with the April 1996 public offering and $98,176 of other administrative expenses. General administrative expenses of $11,121 incurred for the period from inception (June 17, 1994) to December 31, 1994 consisted of professional and other fees.

Liquidity and Capital Resources

As of December 31, 1996, the Company had cash of $638,225 and short-term investments of $2,430,000 compared to cash of $40 at December 31, 1995. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administrative expenses). Net working capital increased to $3,023,010 at December 31, 1996 from a working capital deficit of $589,136 at December 31, 1995, as a result of the April 11, 1996 public offering.

In June and July 1995, the Company issued and sold in two private offerings (the "Private Placements") an aggregate of 1,114,000 units (the "Units") at a price of $2.00 per unit, each Unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.50 per share. The warrants included in the Units are redeemable by the Company if the price of the Common Stock has been at least $5.00 for 20 consecutive trading days. The Company received net cash proceeds of $1,928,000 from the Private Placements. The Company used $924,000 for the proceeds of the Private Placements to make payments to ABC under the Transfer Agreement, $500,000 of the proceeds to make a payment to ABC to acquire the sublicense under the 1993 Sponsored Research Agreement, $366,739 of the proceeds to make payments to Princeton University under the 1994 Sponsored Research Agreement and the balance of such proceeds for working capital and general corporate purposes. In addition, the Company reduced the amount owed to ABC by $250,000 by issuing, as part of the Private Placement, 125,000 of the Units (with a fair market value of $250,000, based upon the offering price of the Units sold in the Private Placements) to an unaffiliated third-party creditor of ABC. Upon consummation of the merger with Enzymatics in June 1995, (the "Merger"), the Company issued options to purchase an aggregate of 84,234 shares of Common Stock exercisable at a price of $.29 per share as a fee to a consulting firm in connection with the Merger. The Company granted to the holders of the Units and to the consulting firm certain "piggyback" registration rights with respect to the aggregate of 2,312,234 shares of Common Stock included in the Units and issuable upon exercise of the warrants included in the Units and the options.

Pursuant to the Company's Sponsored Research Agreement with Princeton University, the Company is required to pay Princeton University approximately two remaining equal installments of $173,687 ending May 1, 1997. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for at least the current fiscal year. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There are no assurances that additional funds will be available when needed, or if available, on commercially reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS WITHIN THE 10K-SB

     Incorporated by reference from the financial statements and notes thereto of the Company which are attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 20, 1997, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 8 herein.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to this item is set forth in the Proxy Statement under the heading "Executive Management Compensation" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the ownership of securities of the Company by certain persons is set forth in the Proxy Statement under the heading "Principal Shareholders" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to transactions with management and others is set forth in the Proxy Statement under the heading "Certain Transactions," and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   The following documents are filed as part of this report:

                                  EXHIBIT INDEX

  Exhibit                                                                Page
  Number                Description                                     Number
  ------                -----------                                     ------

          3.1  Articles of Incorporation of the Company.

          3.2  Bylaws of the Company.

          4.1 Specimen stock certificate representing the Common Stock.

          4.2 Specimen warrant certificate representing the Warrants.

          4.3  Form of Public Warrant Agreement.

          4.4  Form of Underwriter's Warrant Agreement.

          4.5  Statement of Designations and Preferences of
               Series A Non-Convertible Preferred Stock.


         10.1  License Agreement dated August 1, 1994
               between The Trustees of Princeton University and American Biomimetics Corporation.

         10.2  Amendment to License Agreement (August 1,
               1994) dated April 11, 1995 between the
               Trustees of Princeton University and American
               Biomimetics Corporation.

         10.3  Sponsored Research Agreement dated August 1,
               1994 between the Trustees of Princeton
               University and American Biomimetics
               Corporation.

         10.4 Letter Amendment dated May 5, 1995, between the Trustees of Princeton University and American Biomimetics Corporation.

         10.5  Amendment to Sponsored Research Agreement
               (August 1, 1994) dated April 18, 1995 between the Trustees of Princeton University and American Biomimetics Corporation.

         10.6  Technology Transfer Agreement dated June 22,
               1995 between American Biomimetics Corporation and Universal Display Corporation.

         10.7  Assignment and Assumption of License dated
               June 22, 1995 between American Biomimetics
               Corporation and Universal Display
               Corporation.

         10.8  Sublicense Agreement and Option dated June
               22, 1995 between American Biomimetics
               Corporation and Universal Display
               Corporation.

         10.9  Assignment and Assumption of Agreement dated
               August 1, 1995 between the Trustees of
               Princeton University and the University of Southern California.

        10.10  Subcontract No. 341-4014-1 dated August 16,
               1995 between the Trustees of Princeton
               University and the University of Southern
               California.

        10.11  Assignment of 1994 Sponsored Research
               Agreement dated November 1, 1995 between
               American Biomimetics Corporation and
               Universal Display Corporation.

        10.12  Stock Option Agreement dated as of June 23,
               1995 between Universal Display Corporation and Thomas D. Hays, III.

        10.13  Stock Option Agreement dated as of June 23,
               1995 between Universal Display Corporation and Harvey Nachman.

        10.14  Registration Rights Agreement dated as of
               June 23, 1995 between Universal Display
               Corporation and Thomas D. Hays, III.

        10.15  Registration Rights Agreement dated as of
               June 23, 1995 between Universal Display
               Corporation and Harvey Nachman.

        10.16  Form of Registration Rights Agreement
               between Universal Display Corporation and
               Certain Subscribers to Purchase Common Stock of Universal Display Corporation.

        10.17  Form of Stock Option Agreement dated as of
               June 23, 1995 between Universal Display
               Corporation and Sidney D. Rosenblatt.

        10.18  1992 Stock Option Plan.

        10.19  Form of 1995 Stock Option Plan .

        10.20  Employment Agreement dated as of November 1,
               1995 between Universal Display Corporation and Sherwin I. Seligsohn.

        10.21  Form of Services Agreement dated as of
               December 1, 1995 between Universal Display
               Corporation and Dean L. Ledger.

        10.22  Form of Stock Option Agreement dated as of
               June 23, 1995 between Universal Display
               Corporation and Sidney D. Rosenblatt.

        10.23  Form of Stock Option Agreement dated as of
               September 1, 1995 between Universal Display
               Corporation and Stephen R. Forrest.

        10.24  Form of Stock Option Agreement dated as of
               September 1, 1995 between Universal Display
               Corporation and Mark E. Thompson.

        10.25  Form of Stock Option Agreement dated as of
               September 1, 1995 between Universal Display
               Corporation and Paul E. Burrows.

        10.26 License Agreement dated January 26, 1996 between Universal Display Corporation and
               University of Southern California.

        10.27  Letter Agreement dated September 20, 1995
               Agreeing to a Royalty Rate between the
               Trustees of Princeton University and
               Universal Display Corporation.

        10.28 Agreement and Plan of Reorganization dated as of April 6, 1995 between Enzymatics, Inc.,
               Enzymatics Merger Subsidiary, Inc. and
               Universal Display Corporation.

        10.29  Form of Consulting Agreement between the
               Universal Display Corporation and Whale
               Securities Co., L.P.

       10.30*  Warrant Agreement dated April 25, 1996
               between the Company and Steven V. Abramson

       10.31*  Warrant Agreement dated April 25, 1996
               between the Company and Sherwin I. Seligsohn

       10.32*  Warrant Agreement dated April 25, 1996
               between the Company and Dean L. Ledger

       10.33*  Warrant Agreement dated April 25, 1996
               between the Company and Sidney D. Rosenblatt

          11*  Statement Regarding Computation of Net Loss
               Per Share.

          21   Subsidiaries of the Registrant.

------------

     All Exhibits Previously Filed, except those marked by *.


Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, Three Bala Plaza, Suite 104 East, Bala Cynwyd, Pennsylvania 19004.

(b)    No reports were filed on Form 8-K.

                          UNIVERSAL DISPLAY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Universal Display Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       UNIVERSAL DISPLAY CORPORATION


                                       By: /s/ SHERWIN I. SELIGSOHN
                                           -----------------------------
                                             Sherwin I. Seligsohn
                                             Chairman of the Board and
                                             Chief Executive Officer

                                       Date: March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


       Name                                   Title                                 Date
       ----                                   -----                                 ----
/s/ SHERWIN I. SELIGSOHN            Chairman of Board and Chief                 March 26, 1997
----------------------------        Executive Officer
Sherwin I. Seligsohn


/s/ STEVEN V. ABRAMSON              President, Chief Operating Officer          March 26, 1997
----------------------------        and Director
Steven V. Abramson


/s/ SIDNEY D. ROSENBLATT            Executive Vice President, Chief             March 26, 1997
----------------------------        Financial Officer, Treasurer,
Sidney D. Rosenblatt                Secretary and Director


/s/ DEAN L. LEDGER                  Executive Vice President and Director       March 26, 1997
----------------------------
Dean L. Ledger


/s/ CAMILLE NAFFAH                  Director                                    March 26, 1997
----------------------------
Camille Naffah

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements of the Company:

  Report of Independent Public Accountants                              F-2

  Consolidated Balance Sheets                                           F-3

  Consolidated Statements of Operations                                 F-4

  Consolidated Statements of Shareholders' Equity (Deficit)             F-5

  Consolidated Statements of Cash Flows                                 F-6

  Notes to Consolidated Financial Statements                            F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Universal Display Corporation:


We have audited the accompanying consolidated balance sheets of Universal Display Corporation (a Pennsylvania corporation in the development-stage) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995, the period from inception (June 17, 1994) to December 31, 1994 and the period from inception (June 17, 1994) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Display Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the period from inception (June 17, 1994) to December 31, 1994, and the period from inception (June 17, 1994) to December 31, 1996, in conformity with generally accepted accounting principles.



Philadelphia, PA
March 6, 1997

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                ASSETS                                          December 31,   December 31,
                                                                    1996           1995
                                                                -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 3)                     $   638,225    $        40
     Short-term investments (See Note 3)                          2,430,000           --
     Other current assets                                            59,091           --
                                                                -----------    -----------
            Total current assets                                  3,127,316             40
                                                                -----------    -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $11,955 and $1,029 (See Note 3)                 61,512          5,144

DEPOSITS                                                             93,419           --
                                                                -----------    -----------
              Total assets                                      $ 3,282,247    $     5,184
                                                                ===========    ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $   104,306    $   483,700
     Payable to related parties (See Note 7)                           --          105,476
                                                                -----------    -----------
            Total current liabilities                               104,306        589,176
                                                                -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, par value $0.01 per share,
          5,000,000 shares authorized, 200,000 shares
         designated
     Series A  Nonconvertible Preferred
         Stock, par value $.01 per share, 200,000 issued
         and outstanding (liquidation value of $7.50 per
         share or $1,500,000)                                         2,000          2,000
    Common Stock, par value $.01 per share, 25,000,000
         shares authorized, 8,937,268 shares issued and
         outstanding (see Note 2)                                    89,373         76,373
    Additional paid-in capital                                    7,939,345      2,421,417
    Deficit accumulated during development-stage                 (4,852,777)    (3,083,782)
                                                                -----------    -----------

         Total shareholders' equity (deficit)                     3,177,941       (583,992)
                                                                -----------    -----------
         Total liabilities and shareholders' equity (deficit)   $ 3,282,247    $     5,184
                                                                ===========    ===========


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                   Period from Inception  Period from Inception
                                         Year Ended                  Year Ended    (June 17, 1994) to     (June 17, 1994) to
                                         December 31, 1996    December 31, 1995    December 31, 1994       December 31, 1996
                                         -----------------    -----------------    -----------------      ------------------

OPERATING EXPENSES:
  Research and development (See Note 3)  $   948,568          $ 2,073,739          $      --              $ 3,022,307
  General and administrative                 938,741              998,922               11,121              1,948,784
                                         -----------          -----------          -----------            -----------

    Total operating expenses               1,887,309            3,072,661               11,121              4,971,091

OTHER INCOME AND EXPENSES:
     Interest income                         118,314                 --                   --                  118,314
                                         -----------          -----------          -----------            -----------

   Total other income and expenses           118,314                 --                   --                  118,314
                                         -----------          -----------          -----------            -----------

NET LOSS                                 $(1,768,995)         $(3,072,661)         $    11,121            $(4,852,777)
                                         -----------          -----------          -----------            -----------

NET LOSS PER COMMON SHARE                $     (0.20)         $     (0.38)         $      --
                                         -----------          -----------          -----------

SHARES USED IN COMPUTING NET LOSS
PER COMMON SHARE                           8,739,402            8,145,806            8,145,806
                                         -----------          -----------          -----------



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                         Deficit
                                                                                                         Accumulated
                                         Series A Nonconvertible          Common Stock      Additional   During           Total
                                             Preferred Stock                                   Paid-In   Development   Shareholders'

                                          Shares        Amount       Shares      Amount         Capital    Stage         Equity
                                          ------      ----------   ----------  ---------    -----------    -----      ------------

                                                                                                                       (Deficit)
                                                                                                                       ---------

BALANCE, INCEPTION -  (JUNE 17, 1994)          --     $     --      6,000,000  $    6,000   $     --     $       --    $    6,000
  Net Loss                                     --           --          --            --                     (11,121)     (11,121)
                                         ---------    -----------  ----------  ----------   ----------    -----------  -----------
                                                                                                                 --
BALANCE, DECEMBER 31, 1994                     --           --      6,000,000       6,000         --         (11,121)      (5,121)
  Recapitalization by issuance of
    Common Stock to Enzymatics, Inc.
    (Note 2)                                   --           --        523,268      59,233     (243,393)          --      (184,160)

  Issuance of Common Stock options
    to former sole director of
    Enzymatics, Inc. to satisfy an
    Enzymatics, Inc. liability
    (Note 2)                                   --           --           --           --       140,000           --       140,000
  Issuance of Series A Nonconvertible
    Preferred Stock in connection
    with assignment of research and
    license agreements (Note 2)            200,000        2,000          --           --       348,000                    350,000

  Issuance of Common Stock
    through private placements, net
    of issuance expenses of                    --            --     1,114,000       11,140   2,166,860          --      2,178,000
    $50,000 (Note 2)
  Issuance of Common
    Stock options (Note 6)                     --            --           --          --         9,950           --         9,950
  Net loss                                     --            --           --          --           --     (3,072,661)  (3,072,661)
                                         ---------    ----------    ---------   ----------  ----------    -----------  -----------

BALANCE, DECEMBER 31, 1995                 200,000        2,000     7,637,268      76,373    2,421,417    (3,083,782)    (583,992)

  Issuance of Common Stock
    in Initial Public Offering
    on April 11, 1996 (Note 6)                 --           --      1,300,000      13,000    5,492,928           --     5,505,928
  Issuance of Common Stock
    warrants (Note 6)                          --           --            --          --        25,000           --        25,000
  Net loss                                     --           --            --          --           --     (1,768,995)  (1,768,995)
                                         ---------    ---------    ----------   ---------   ----------    -----------  -----------

BALANCE, DECEMBER 31, 1996                 200,000    $   2,000     8,937,268     $89,373   $7,939,345   $(4,852,777)  $3,177,941
                                         =========    ==========   ==========   =========   ==========   ============  ===========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Year Ended     Year Ended     Period from Inception      Period from Inception
                                                   December 31,   December 31,    (June 17, 1994) to         (June 17, 1994) to
                                                      1996            1995        December 31, 1994           December 31, 1996
                                                      ----            ----        -----------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(1,768,995)    $(3,072,661)    $     (11,121)             $(4,852,777)

  Depreciation                                         10,926           1,029               --                    11,955

   Issuance of Common Stock options                    25,000           9,950               --                    34,950

  Adjustments to reconcile net
     loss to net cash used in
     operating activities
  Acquired in-process technology                          --          350,000               --                   350,000

  (Increase) decrease in assets:
     Other current assets                             (59,091)            --                --                   (59,091)

     Deposits                                         (93,419)            --                --                   (93,419)

  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses           (379,394)        439,540               --                    60,146

     Payable to related parties                      (105,476)        350,355             5,121                  250,000
                                                  ------------        -------      -------------              -----------
     Net cash used in operating                    (2,370,449)     (1,921,787)           (6,000)              (4,298,236)
      activities                                  ------------     -----------     -------------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Purchases of equipment                              (67,294)         (6,173)              --                   (73,467)

  Purchases of short-term investments              (2,430,000)            --                --                (2,430,000)
                                                  -----------      -----------     -------------              -----------
  Net cash used in investing activities            (2,497,294)         (6,173)              --                (2,503,467)
                                                  -----------      -----------     -------------              -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from issuance of Common Stock            5,505,928       1,928,000             6,000                7,439,928
                                                  -----------      -----------     -------------              -----------
  Net cash provided by financing activities         5,505,928       1,928,000             6,000                7,439,928

INCREASE IN CASH AND CASH EQUIVALENTS:                638,185              40               --                   638,225
--------------------------------------

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD:                                                 40             --                --                       --
---------                                       -------------      -----------     -------------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD:       $     638,225      $       40      $        --                   638,225
-----------------------------------------       =============      ===========     =============              ===========


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BACKGROUND

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode ("OLED") technology for potential flat panel display applications.

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994. See
Note 2.

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. The 1994 Sponsored Research Agreement, assigned to the Company by ABC in November 1995, expires on July 31, 1997. Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. The Company's Chairman and Chief Executive Officer holds similar positions in ABC, a company which is controlled by members of his family. See Notes 2, 4, and 7.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. In addition, if a commercial sale is not made in the required time period, as defined, Princeton University may terminate the 1994 Sponsored Research and License Agreements. Completion of the commercialization of the Company's technology will require funds substantially greater than the proceeds of the April 11, 1996 public offering. There is no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. Notwithstanding the risks discussed above, the Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for at least the current fiscal year. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1994 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or USC or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1994 Sponsored Research Agreement will terminate. Although the 1994 Sponsored Research Agreement expires in July 1997 the Company believes that the agreement will be extended beyond that date. See Note 4.

2.       STOCK TRANSACTIONS, MERGER, RECAPITALIZATION AND PUBLIC OFFERING

On June 22, 1995, a wholly-owned subsidiary of the Company consummated an Agreement and Plan of Reorganization ("Merger Agreement") with a New Jersey corporation formerly known as Universal Display Corporation (herein referred to as "UDC"). At the time of the merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC. Enzymatics had incurred significant losses since its inception in 1985 and, notwithstanding a public offering, failed to find significant alternative sources of financing to enable it to continue its operations on any scale. In June 1994, the shareholders of Enzymatics approved the sale of substantially all of its assets to a third party. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management of UDC determined that such additional capital would be necessary to fulfill its financial obligations under the Transfer Agreement (as herein defined) pursuant to which it obtained certain rights and obligations related to the OLED technology, obtain funds to commercialize the OLED technology, fund the acquisition of additional intellectual property rights useful to the OLED technology and to fund working capital. As of June 22, 1995, Enzymatics had

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

523,268 shares issued and outstanding (after giving effect to a reverse stock split of 10.9672) which were not actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates (NHA), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (see Note 6) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics, is also a principal of NHA.

The merger was treated, for accounting purposes, as a recapitalization of UDC whereby UDC issued 523,268 shares of Common Stock to the Enzymatics shareholders and assumed Enzymatics shareholders' deficit of $184,160. The assets and liabilities of both companies have been recorded at their historical book values in these financial statements. The assets of Enzymatics consisted of cash and its liabilities consisted of payables related to the merger and other professional fees.

Upon consummation of the merger, UDC's shareholders collectively owned approximately 92% of the outstanding shares of the merged entity, with the former Enzymatics shareholders retaining the balance of approximately 8%. UDC was the surviving corporation in the merger, changed its name to UDC, Inc., and, as a result of the merger, became a wholly-owned subsidiary of Enzymatics. At the effective time of the merger, Enzymatics changed its name to Universal Display Corporation. Universal Display Corporation and its wholly owned subsidiary, UDC, Inc., are herein referred to collectively as the "Company."

Contemporaneous with the merger, the Company and ABC entered into a Technology Transfer Agreement dated June 22, 1995 (the "Transfer Agreement") pursuant to which, among other things, ABC assigned the 1994 License Agreement to the Company, and granted to the Company an exclusive worldwide sublicense to patents and other intellectual property rights to display technology developed under a Sponsored Research Agreement dated October 22, 1993 between ABC and Princeton University (the "1993 Sponsored Research Agreement") in exchange of (i) reimbursement of ABC's scheduled payments and expenses previously made to Princeton University under the 1994 Sponsored Research Agreement in the amount of $674,000 and a payment of $500,000 for the sublicense under the 1993 Sponsored Research Agreement which were charged to research and development expense (see Notes 3 and 4); (ii) the Company's assumption of ABC's obligation to pay all future scheduled payments under the 1994 Sponsored Research Agreement, which were approximately $1,610,000, plus expenses related thereto estimated to be $500,000 for a total of $2,110,000; and (iii) 200,000 shares of the Company's Series A Nonconvertible Preferred Stock (see Notes 3, and 6) with a fair value of $350,000.

Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement which generated proceeds of $1,513,000, which is net of offering expenses in the amount of $50,000. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC. Accordingly, ABC netted this $250,000 receivable against the Company's payable to related parties account as shown on the accompanying Consolidated Balance Sheets (see Note 7). In addition, on July 17, 1995, the Company sold an additional 207,500 Units which generated gross proceeds of $415,000.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly-owned subsidiary, UDC, Inc. (see Note 2). All significant intercompany transactions and accounts have been eliminated.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at December 31, 1996, are classified as short-term investments. At December 31, 1996, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At December 31, 1996, unrealized holding gains or losses were not material. The gross proceeds from sales and maturities of investments were $575,000 for the year ended December 31, 1996. Gross realized gains and losses for the year ended December 31, 1996, were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

Cash, cash equivalents and short-term investments consisted of the following:

                                                        December 31
                                                        -----------
   Cash and cash equivalents:                         1996            1995
                                                      ----            ----
      Money market funds and demand accounts      $   638.225      $      40
                                                  ===========      =========
   Short-term investments:
       Certificates of deposits                     1,830,000
       Corporate bonds                                600,000           --
                                                  -----------      ---------
                                                  $ 2,430,000      $    --
                                                  ===========      =========

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 years.

Net Loss Per Common Share

Net loss per Common share was calculated by dividing the net loss by the weighted average number of Common shares outstanding for the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, Common stock issued by the Company during the twelve months immediately preceding the initial public offering has been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented. In addition, options and warrants to purchase Common stock issued by the Company during the twelve months immediately preceding the public offering have been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $5.00 per share). Excluded from the calculation were options granted pursuant to the Enzymatics 1992 Stock Option Plan (see Note 6) as these options have exercise prices significantly higher than the Initial Public Offering price per share.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:


                                                                       Year Ended                        Year Ended
                                                                    December 31, 1996                 December 31, 1995
                                                                    -----------------                 -----------------
Payments made to Princeton University under the 1994
Sponsored Research Agreement (Note 2)                                   $713,815                          $549,739


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



Patent application expenses                                              234,753                              ---

Reimbursement of ABC payments made to Princeton University                  ---                            674,000
under the 1994 Sponsored Research Agreement (Note 2)

Payment made to ABC for sublicense under the 1993 Sponsored                 ---                            500,000
Research Agreement (Note 2) accounted for as acquired
in-process technology

Issuance of 200,000 shares of the Company's Series A                        ---                            350,000
Nonconvertible Preferred Stock to ABC in connection with the              -----                            -------
Transfer Agreement (see Notes 2 and 6) accounted for as
in-process technology
                                                                        $948,568                         $2,073,739
                                                                        ========                         ==========

The 200,000 shares of the Company's Series A Nonconvertible Preferred Stock were valued at $1.75 per share which was based upon an independent appraisal.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

4.       SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On August 1, 1994, ABC entered into the 1994 Sponsored Research Agreement with Princeton University which was transferred to the Company in 1995, to fund and develop the OLED technology over a three-year period. Research is also being performed at USC on a subcontract basis with Princeton University (See Note 2). The Company has an exclusive worldwide license to manufacture and market products based on Princeton University's pending patent applications relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. In certain circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1994 Sponsored Research Agreement, the Company is obligated to make certain payments to Princeton University. The 1994 Sponsored Research Agreement expires on July 31, 1997 and the minimum remaining payments under this agreement as of December 31, 1996 are as follows:

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


              February 1, 1997            $  173,687

              May 1, 1997                    173,687
                                          ----------
                                          $  347,374
                                          ==========

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                     December 31, 1996        December 31, 1995
                                     -----------------        -----------------
     Accrued professional fees         $  65,076                 $  401,457
     Other                                39,230                     82,243
                                          ------                     ------

                                       $ 104,306                 $  483,700
                                         =======                    =======

6.       SERIES A NONCONVERTIBLE PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (See Notes 2 and 3), which has a liquidation value of $7.50 per share. Series A holders, as a single class, have the right to elect two of the Company's Board of Directors. Each Series A share is entitled to one vote. The Series A holders are not entitled to dividends.

Stock Options

Enzymatics 1992 Stock Option Plan

The stock options granted prior to the merger by Enzymatics under the 1992 Stock Option Plan and which have been assumed by the Company and after giving effect to the reverse stock split, were adjusted to options to purchase 20,538 shares of Common Stock at exercise prices ranging from $11.74 to $29.61 per share. Such options are currently exercisable. These options expire on December 31, 1998.

1995 Stock Option Plan

In 1995, the directors of the Company adopted the 1995 Stock Option Plan ("1995 Plan"), under which a maximum of 500,000 options may be granted at prices not less than 100% of the fair market value of the Common Stock on the date of grant as determined by the Board of Directors . The 1995 Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors and consultants of the Company. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date. The 1995 Plan is subject to shareholder approval.

In June 1995, the Company granted options to purchase 70,000 shares of Common Stock to an officer of the Company at an exercise prices of $2.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 20,000 options vested immediately upon grant with the remaining 50,000 options vesting in equal amounts over three years. Accordingly, as of December 31, 1996, 36,667 options were exercisable. These options expire in 2005. In addition, in June 1995, the Company granted options to purchase 5,000 shares of Common Stock to the same officer of the Company at an exercise price of $.01 per share. These options vested on the grant date. The Company recorded a charge of $9,950, which represents the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of the options at the grant date. This charge is included in general and

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

administrative expenses in the accompanying Consolidated Statements of Operations. These options expire in 2005.

In 1995, the Company granted nonqualified stock options to three principal investigators who are conducting research under the 1994 Sponsored Research Agreement and the 1993 Sponsored Research Agreement. The Company granted options to purchase an aggregate of 240,000 shares of Common Stock to the three principal investigators at an exercise price of $4.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 33% at the grant date with the remaining 67% vesting over two years. Accordingly, as of December 31, 1996, approximately 160,000 options were exercisable. These options expire in 2005.

In 1996, the Company granted non-qualified stock options to two employees and one consultant. The company granted options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $4.12 per share, which approximated the fair market value of the Common Stock at the date of grant. These options vest as follows: 10,000 shares at the grant date with the remaining 20,000 shares vesting over 5 years. As of December 31, 1996, approximately 10,000 shares were exercisable. These options expire in 2006.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 2, in June 1995, the Company granted options to purchase 84,234 shares of Common Stock at an exercise price of $.29 per share to NHA. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested 100% upon grant. Accordingly, as of December 31, 1996, 84,234 options were exercisable. These options expire in 2005.

The following table summarizes all stock option activity:


                                                                 1996                             1995
                                                                   Weighted                         Weighted
                                                                   Average                          Average
                                                      Shares    Exercise Price       Shares      Exercise Price
                                                      ------    --------------       ------      ---------------

Outstanding at beginning of year                     419,772             $3.69        20,538              $20.67
Granted                                               30,000             $4.12       399,234               $2.82
Outstanding at end of year                           449,772             $3.72       419,772               $3.69
                                                     -------             -----       -------               -----
Exercisable at end of year                           316,439             $3.80       208,772               $3.86
                                                     -------             -----       -------               -----
Available for future grant                           155,000                         185,000
                                                     -------                         -------

Weighted average fair value of                                           $3.18                             $2.54
   options granted                                                       =====                             =====



The weighted average remaining contractual life for options outstanding at December 31, 1996 and 1995 was 8 years and 9 years, respectively.

Common Stock Warrants

In connection with the June 22, 1995 private placement and the July 17, 1995 private placement (See Note 2), the Company issued 906,500 warrants and 207,500 warrants, respectively, each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.50 per share. The expiration date of these warrants was extended to July 17, 1997.

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share. In connection with the public offering, the Company issued warrants to its underwriter to purchase up to 130,000 shares of Common Stock at an exercise price of $8.25 per share and warrants to purchase an additional 130,000 shares of Common Stock at an exercise price of $3.675 per share. In April 1996, the Company issued warrants to third parties to purchase up to 578,000 shares of Common Stock at an exercise price of $4.125 per share. These warrants expire in 2006.

                 UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 1996, the Company granted warrants to purchase 20,000 shares of Common Stock to an individual in exchange for consulting services. These warrants have an exercise price of $6.00 per share, vest immediately, and expire in August 2006. The Company recorded a charge of $25,000, which represents the value of the warrant as determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This charge is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

In April 1996 the Company granted warrants to four employees and one consultant to purchase 925,000 shares of the Company's Common Stock at an exercise price of $4.125 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest at 25% at the date of grant and the remaining 75% vesting over 5 years, provided these employees are employed by the Company on the vesting date. These warrants expire in 2006. The Company accounts for these warrants as stock-based compensation.

Pro Forma Disclosure for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized other than the $9,950 charge relating to 5,000 options granted to an officer in the Company in 1995. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                 1996             1995
                                                 ----             ----
         Net Loss:
              As Reported                   $(1,768,995)     $(3,072,661)
              Pro Forma                      (2,432,979)      (3,373,918)

         Net Loss per Share:
              As Reported                         $(.20)           $(.38)
              Pro Forma                            (.28)            (.41)

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.6% and 5.9% to 6.1%, expected dividend yields zero for each year, expected volatility of 80% for each year and expected lives of 7 years for each year.

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 7.      RELATED PARTY TRANSACTIONS

ABC paid professional fees of $16,154, as well as certain other administrative expenses of $138,019 on behalf of the Company from November 1994 through December 1995. As of December 31, 1995, the Company had reimbursed ABC for $63,245 of such expenses. Accordingly, the net effect of these transactions is shown as a payable to related parties in the accompanying Consolidated Balance Sheets. ABC provided the Company with certain administrative services, however there was no charge from ABC to the Company for these services for the period from inception (June 17, 1994) to December 31, 1994 and for the year ended December 31, 1995.

As discussed in Note 2, the Company had a payable to ABC of $1,174,000 (due to the Transfer Agreement) and a receivable from ABC of $250,000 (see Note 2). As of December 31, 1995, the Company had reimbursed ABC the net amount due of $924,000.

                 UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.       COMMITMENTS


Lease Commitments

The Company has entered into several operating lease arrangements in 1996 for office space and office equipment. Total rent expense was $37,408 for the year ended December 31, 1996. Minimum future rental payments for operating leases as of December 31, 1996 are as follows:
                         Year               Amount
                         1997              $75,084
                         1998              $76,404
                         1999              $72,238
                         2000              $69,540
                         2001              $35,049
                                          $328,315
9.       INCOME TAXES

The components of income taxes are as follows:


                                                          December 31, 1996            December 31, 1995
                                                          -----------------            -----------------
Current                                                   $             --             $            --
Deferred                                                          (601,344)                    (966,152)
                                                                  (601,344)                    (966,152)
Increase in valuation allowance provision                          601,344                      966,152
                                                          ----------------             ----------------
                                                          $             --             $             --
                                                          ================             ================

The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $2,200,000, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:



                                                          December 31, 1996            December 31, 1995
                                                          -----------------            -----------------
Gross deferred tax assets
     Net operating loss carryforwards                     $         747,961              $       454,569
     Capitalized start-up costs                                     590,458                      279,786
     Capitalized technology license                                 170,000                      170,000
     Other                                                           59,077                       61,797
                                                                     ------                       ------
                                                                  1,567,496                      966,152
Valuation allowance                                              (1,567,496)                    (966,152)
Net deferred tax assets                                   $              --              $            --
                                                          =================              ===============


A valuation allowance was established for 100% of the net deferred tax asset, as realization of the tax benefits is not assured.