Form 10KSB40/A
period 1996-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 1997-04-08
CIK 1005284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A

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

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 27, 1997, are incorporated by reference into Part III of this report.

Two changes are hereby submitted to the Form 10-KSB for Universal Display Corporation. First, the Annual Meeting of Shareholders is May 27, 1997 not May 20, 1997.

Secondly, the independent public accountant's name was inadvertently omitted from page F-2 and has hereby been amended to include the name Arthur Andersen LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on May 27, 1997, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 8 herein.

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

ARTHUR ANDERSEN, LLP

Philadelphia, PA
March 6, 1997

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

                                       Date: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


       Name                                   Title                                 Date
       ----                                   -----                                 ----
/s/ SHERWIN I. SELIGSOHN            Chairman of Board and Chief                 March 31, 1997
----------------------------        Executive Officer
Sherwin I. Seligsohn


/s/ STEVEN V. ABRAMSON              President, Chief Operating Officer          March 31, 1997
----------------------------        and Director
Steven V. Abramson


/s/ SIDNEY D. ROSENBLATT            Executive Vice President, Chief             March 31, 1997
----------------------------        Financial Officer, Treasurer,
Sidney D. Rosenblatt                Secretary and Director


/s/ DEAN L. LEDGER                  Executive Vice President and Director       March 31, 1997
----------------------------
Dean L. Ledger


/s/ CAMILLE NAFFAH                  Director                                    March 31, 1997
----------------------------
Camille Naffah