Form 10QSB
period 1997-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 1997-05-15
CIK 1005284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No.  0-28146

                          UNIVERSAL DISPLAY CORPORATION
                          -----------------------------
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



     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  |X|   No __


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes  __   No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 31, 1997, the registrant had outstanding 8,937,268 shares of
------------------------------------------------------------------------
common stock, par value $.01 per share.
---------------------------------------

Transitional Small Business Disclosure Format (check one):

                                   Yes  __   No  |X|

INDEX                                                                     PAGE
-----                                                                     ----

Part I - Financial Information

         Item 1. Financial Statements
                 Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996                       3

                 Consolidated Statements of
                 Operations - Three months ended March 31, 1997
                 and 1996, and inception to date                            4

                 Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1997 and
                 1996, and inception to date                                5

                 Notes to Consolidated Financial Statements               6-8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9

Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K.                         10

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS


                               ASSETS                  March 31, 1997    December 31, 1996
                               ------                  --------------    -----------------
                                                        (Unaudited)
                                                        -----------

CURRENT ASSETS:

      Cash and cash equivalents (see Note 2)             $   706,458       $   638,225

      Short term investments  (see Note 2)                 1,841,000         2,430,000

      Other current assets                                    59,974            59,091
                                                         -----------       -----------
           Total current assets                            2,607,432         3,127,316
                                                         ===========       ===========
PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $16,198                                       61,945            61,512
and $11,955 (See Note 2)

DEPOSITS                                                      93,419            93,419
                                                         -----------       -----------
            Total Assets                                 $ 2,762,796       $ 3,282,247
                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued expenses               $   185,345       $   104,306
                                                         -----------       -----------
         Total current liabilities                           185,345           104,306
                                                         ===========       ===========
SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share,
   5,000,000 shares authorized, 200,000
   shares designated

Series A Nonconvertible Preferred, par value
$.01 per share, 200,000 shares issues and
outstanding (liquidation value of
$7.50 per share or $1,500,000)                                 2,000             2,000

Common Stock, par value $.01 per share,
25,000,000 shares authorized, 8,937,268
shares issued and outstanding (see Note 2)                    89,373            89,373

Additional paid-in capital                                 7,939,345         7,939,345
Deficit accumulated during development-stage              (5,453,267)       (4,852,777)
                                                         -----------       -----------
         Total shareholders' equity                        2,577,451         3,177,941
                                                         -----------       -----------
         Total liabilities and shareholders' equity      $ 2,762,796       $ 3,282,247
                                                         ===========       ===========


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Three Months
                                                     Ended March 31,         Period From Inception
                                                     ---------------           (June 17, 1994) to
                                                  1997              1996         March 31, 1997
                                                  ----              ----         --------------
OPERATING EXPENSES:
    Research and development (See Note 3)      $   298,413       $   183,000       $ 3,320,720
    General and administrative                     347,652           153,508         2,296,436
                                               -----------       -----------       -----------

          Total operating expenses                 646,065           336,508         5,617,156

OTHER INCOME AND EXPENSES:
     Interest income                           $    45,575              --         $   163,889
                                               -----------       -----------       -----------

               Total other income                   45,575              --             163,889
                                               -----------       -----------       -----------

NET LOSS                                       $  (600,490)      $  (336,508)      $(5,453,267)
                                               -----------       -----------       -----------

NET LOSS PER COMMON SHARE                      $     (0.07)      $     (0.04)
                                               -----------       -----------

SHARES USED IN COMPUTING NET LOSS                8,937,268         8,145,806
                                               -----------       -----------
PER COMMON SHARE


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Three Months
                                                               Ended March 31           Period From Inception
                                                               --------------            (June 17, 1994) to
                                                            1997               1996        March 31, 1997
                                                            ----               ----        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              ($  600,490)      ($  336,508)      ($5,453,267)
     Adjustments to reconcile net loss to net cash
        Depreciation                                          4,243               514            16,198
        Issuance of Common Stock options                       --                --              34,950
        Acquired in-process technology                         --                --             350,000
        (Increase) decrease in assets:
           Other current assets                                (883)             --             (59,974)
           Deposits                                            --                --             (93,419)
        Deferred Offering Costs                                --            (218,525)             --
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses              81,039           271,865           141,184

          Payable to related parties                           --             110,734           250,000
          Payable to Princeton University under
           Sponsored Research Agreement                        --             183,000              --
                                                        -----------       -----------       -----------

        Net cash provided by (used in)
         operating activities                              (516,091)           11,080        (4,814,328)
                                                        -----------       -----------       -----------


CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of equipment                                      (4,676)             --             (78,143)
  Sales (Purchases) of short term investments               589,000              --          (1,841,000)
                                                        -----------       -----------       -----------
        Net cash provided by (used in)
         investing activities                               584,324              --          (1,919,143)
                                                        -----------       -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                       --                --           7,439,928
                                                        -----------       -----------       -----------
        Net cash provided by financing
         activities                                            --                --           7,439,928


INCREASE IN CASH AND CASH EQUIVALENTS                        68,233            11,080           706,457
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              638,225                40              --
                                                        -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD               $   706,458       $    11,120       $   706,457
                                                        ===========       -----------       ===========


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

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. In addition, if a commercial sale is not made in the required time period, as defined in the 1994 Sponsored Research Agreement and the 1994 License Agreement, Princeton University may terminate these agreements. Completion of the commercialization of the Company's technology will require funds substantially greater than the proceeds of the April 11, 1996 public offering. Notwithstanding the risks discussed above, the Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for at least the current fiscal year. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1994 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or USC or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1994 Sponsored Research Agreement will terminate. Although the 1994 Sponsored Research Agreement expires in July 1997 the Company believes that the agreement will be extended beyond that date. However, there can be no assurance that the agreement will be extended or that it will be extended on terms as or more favorable than currently in the agreement.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and the cash flows for the three months ended March 31, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1996.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at March 31, 1997 and December 31, 1996, are classified as short-term investments. At March 31, 1997 and December 31, 1996, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At March 31, 1997 and December 31, 1996, unrealized holding gains or losses were not material.

EQUIPMENT

Equipment is stated at cost and depreciated on a straight-line basis over 3 years.

NET LOSS PER COMMON SHARE

Net loss per Common share was calculated by dividing the net loss by the weighted average number of Common shares outstanding for the respective periods. Pursuant to the requirements of the Securities and Exchange Commission, Common stock issued by the Company during the twelve months immediately preceding the public offering, as discussed above, has been included in the calculation of shares used in computing net loss per Common share as if they were outstanding for all periods presented up to the April 1996 public offering.

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share", was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic net loss per share measure under SFAS 128 to be materially different than the net loss per share currently presented under APB No. 15.

Statement of Financial Accounting Standards No. 129, "Disclosure of
Information about Capital Structure," was issued in February, 1997. The Company does not expect it to result in any substantive change in the disclosure.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.


NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On August 1, 1994, ABC entered into the 1994 Sponsored Research Agreement with Princeton University which was transferred to the Company in 1995, to fund and develop the OLED technology over a three-year period. Research is also being performed at USC on a subcontract basis with Princeton University. The Company has an exclusive worldwide license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In certain circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1994 Sponsored Research Agreement, the Company is obligated to make certain payments to Princeton University. The minimum payment under this Agreement as of March 31, 1997 is $173,687, which was paid on May 1, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to forecasts regarding the Company's future working capital needs and the extension of agreements relating to the Company's intellectual property, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes", "expects", "anticipates", "potential" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of variou factors, including without limitation, those discussed elsewhere herein.

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $5,453,267 at March 31, 1997. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

The Company had a net loss of $600,490 (or $0.07 per share) for the quarter ending March 31, 1997 compared to a loss of $336,508 (or $0.04 per share) for the same period in 1996. The increase of $263,982 in the net loss was attributed to increased research and development and general and administrative expenses.

Research and development costs were $298,413 for the quarter ended March 31, 1997 compared to $183,000 for the same period in 1996. The increase was attributed to patent expenses in addition to payments under the Sponsored Research Agreement with Princeton University in connection with the development of the OLED technology, for which the Company has an exclusive license. In 1996, research and development expenses were attributed to the Sponsored Research Agreement with Princeton University.

General and administrative expenses were $347,652 for the quarter ended March 31, 1997 compared to $153,508 for the same period in 1996. The increase of $194,144 was associated with the leasing of office space for the Company headquarters, hiring of executives, support staff, and legal fees in connection with reviewing patents.

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash of $706,457 and short-term investments of $1,841,000 compared to cash of $638,225 and short-term investment of $2,430,000 at December 31, 1996. Net working capital decreased to $2,422,087 from $3,023,010 at December 31, 1996. The decrease is the result of the Company's net loss for the quarter ended March 31, 1997.

Pursuant to the Company's Sponsored Research Agreement with Princeton University, the Company is required to pay, and has paid, Princeton University $173,687 on May 1, 1997, and in addition, the Company believes the Agreement will be extended beyond that date. However, there can be no assurance that the agreement will be extended or that it will be extended on terms as or more favorable than currently in the agreement. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights),that it has sufficient cash to meet its obligations for at least the current fiscal year. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There are no assurances that additional funds will be available when needed, or if available, on commercially reasonable terms.

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

                                               UNIVERSAL DISPLAY CORPORATION



              Date: May 14, 1997
                                               -------------------------------
                                               Sidney D. Rosenblatt
                                               (Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary)

                                  EXHIBIT INDEX




Exhibit                                                             Sequential
Number                        Description                            Page No.
------                        -----------                            --------
11                Net loss per common share calculation
27                Financial Data Schedule