Form 10-Q
period 1997-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 1997-08-14
CIK 1005284

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 1-12031



                          UNIVERSAL DISPLAY CORPORATION
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


PENNSYLVANIA                                            23-2372688
------------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

THREE BALA PLAZA EAST
SUITE 104
BALA CYNWYD, PA                                         19004
---------------                                         -----
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

                             Yes    |X|     No     |_|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997, the registrant had outstanding 8,937,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                             Yes    |_|     No     |X|

INDEX                                                                  PAGE
-----                                                                  ----

Part I - Financial Information

    Item 1. Financial Statements
            Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996                          3

            Consolidated Statements of Operations - Three months
            ended June 30, 1997 and 1996, and inception to date          4

            Consolidated Statements of Operations - Six months
            ended June 30, 1997 and 1996, and inception to date          5

            Consolidated Statements of Cash Flows - Six months
            ended June 30, 1997 and 1996, and inception to date          6

            Notes to Consolidated Financial Statements                  7-9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10

Part II - Other Information

    Item 6. Exhibits and Reports on Form 8-K.                            11

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                       June 30, 1997   December 31, 1996
                               ------                       -------------   -----------------
                                                             (Unaudited)
                                                             -----------
CURRENT ASSETS:

      Cash and cash equivalents (see Note 2)                 $   777,461       $   638,225

      Short term investments  (see Note 2)                       948,000         2,430,000

      Other current assets                                        57,497            59,091
                                                             -----------       -----------
           Total current assets                                1,782,958         3,127,316
                                                             ===========       ===========

PROPERTY AND EQUIPMENT, net of accumulated                        57,259            61,512
 depreciation of $16,198 and $11,955 (See Note 2)

DEPOSITS                                                          76,073            93,419
                                                             -----------       -----------
            Total Assets                                     $ 1,916,290       $ 3,282,247
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                   $   148,554       $   104,306
                                                             -----------       -----------
         Total current liabilities                               148,554           104,306
                                                             ===========       ===========
SHAREHOLDERS' EQUITY

Preferred Stock, par value $.01 per share,
   5,000,000 shares authorized, 200,000
   shares designated Series A Nonconvertible
   Preferred, par value $.01 per share,
   200,000 shares issues and outstanding
   (liquidation value of $7.50 per share                           2,000             2,000
    or $1,500,000)

Common Stock, par value $.01 per share, 25,000,000
shares authorized, 8,937,268 shares issued and
outstanding (see Note 2)                                          89,373            89,373

Additional paid-in capital                                     7,939,345         7,939,345
Deficit accumulated during development-stage                  (6,262,982)       (4,852,777)
                                                             -----------       -----------
         Total shareholders' equity                            1,767,736         3,177,941
                                                             -----------       -----------
         Total liabilities and shareholders' equity          $ 1,916,290       $ 3,282,247
                                                             ===========       ===========


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months
                                                       Ended June 30,          Period From Inception
                                                       --------------           (June 17, 1994) to
                                                   1997              1996          June 30, 1997
                                                   ----              ----          -------------

OPERATING EXPENSES:
    Research and development (See Note 3)      $   415,064       $   182,513       $ 3,735,784
    General and administrative                     430,213           291,454         2,726,649
                                               -----------       -----------       -----------

          Total operating expenses                 845,277           473,967         6,462,433

OTHER INCOME AND EXPENSES:
     Interest income                           $    35,562            47,415       $   199,451
                                               -----------       -----------       -----------

          Total other income and expenses           35,562            47,415           199,451
                                               -----------       -----------       -----------

NET LOSS                                       $  (809,715)      $  (426,552)      $(6,262,982)
                                               -----------       -----------       -----------

NET LOSS PER COMMON SHARE                      $     (0.09)      $     (0.05)
                                               -----------       -----------

SHARES USED IN COMPUTING NET LOSS                8,937,268         8,794,411
                                               -----------       -----------
PER COMMON SHARE


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              Six Months                 Period From
                                                             Ended June 30,               Inception
                                                            --------------            (June 17, 1994) to
                                                        1997              1996          June 30, 1997
                                                        ----              ----          -------------

OPERATING EXPENSES:
    Research and development (See Note 3)           $   713,477       $   365,513       $ 3,735,784
    General and administrative                          777,865           444,962         2,726,649
                                                    -----------       -----------       -----------

          Total operating expenses                    1,491,342           810,475         6,462,433

OTHER INCOME AND EXPENSES:
     Interest income                                $    81,137            47,415       $   199,451
                                                    -----------       -----------       -----------

          Total other income and expenses           $    81,137            47,415           199,451
                                                    -----------       -----------       -----------

NET LOSS                                            $(1,410,205)      $  (763,060)      $(6,262,982)
                                                    -----------       -----------       -----------

NET LOSS PER COMMON SHARE                           $     (0.16)      $     (0.09)
                                                    -----------       -----------

SHARES USED IN COMPUTING NET LOSS                     8,937,268         8,541,537
                                                    -----------       -----------
PER COMMON SHARE





        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Six Months
                                                              Ended March 31           Period From Inception
                                                              --------------             (June 17, 1994) to
                                                           1997              1996         June 30, 1997
                                                           ----              ----         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                        ($1,410,205)      ($  763,060)      ($6,262,982)
            Adjustments to reconcile net loss to
            net cash
                 Depreciation                               12,728             1,200            24,683
                 Issuance of Common Stock options             --                --              34,950
                Acquired in-process technology                --                --             350,000
                 (Increase) decrease in assets:
                    Other current assets                     1,594              --             (57,497)
                    Deposits                                17,345          (160,033)          (76,073)
             Increase (decrease) in liabilities:
                 Accounts payable and accrued
                 expenses                                   44,248          (473,398)          104,393
                    Payable to related parties                --            (105,476)          250,000

                    Payable to Princeton
                    University under Sponsored
                    Research Agreement                        --                --                --
                                                       -----------       -----------       -----------
          Net cash provided by (used in)
          operating activities                          (1,334,290)       (1,500,767)       (5,632,526)
                                                       -----------       -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of equipment                                (8,474)           (6,192)          (81,941)
                                                                                           -----------
     Sales (Purchases) of short term investments         1,482,000        (2,026,502)         (948,000)
                                                       -----------       -----------       -----------
          Net cash provided by (used in)
          investing activities                           1,473,526        (2,032,694)       (1,029,941)
                                                       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                   --           5,505,928         7,439,928
                                                       -----------       -----------       -----------
          Net cash provided by financing
          activities                                          --           5,505,928         7,439,928

INCREASE IN CASH AND CASH EQUIVALENTS                      139,236         1,972,467           777,461


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             638,225                40              --
                                                       -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD              $   777,461       $ 1,972,507       $   777,461
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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. The 1994 Sponsored Research Agreement, assigned to the Company by ABC in November 1995, expired on July 31, 1997. Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. The Company's Chairman and Chief Executive Officer holds similar positions in ABC, a company which is controlled by members of his family.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the proceeds of the April 11, 1996 public offering. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for at least the current fiscal year. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. In addition, if a commercial sale is not made in the required time period, as defined in the 1994 Sponsored Research Agreement and the 1994 License Agreement, Princeton University may terminate these agreements. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1994 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or USC or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1994 Sponsored Research Agreement will terminate. Although the 1994 Sponsored Research Agreement expired in July 1997 the Company believes that the agreement will be extended beyond that date. However, there can be no assurance that the agreement will be extended or that it will be extended on terms as or more favorable than currently in the agreement.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as June 30, 1997, the results of operations for the three months and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at June 30, 1997 and December 31, 1996, are classified as short-term investments. At June 30, 1997 and December 31, 1996, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At June 30, 1997 and December 31, 1996, unrealized holding gains or losses were not material.

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


NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On August 1, 1994, ABC entered into the 1994 Sponsored Research Agreement with Princeton University which was transferred to the Company in 1995, to fund and develop the OLED technology over a three-year period. Research is also being performed at USC on a subcontract basis with Princeton University. The Company has an exclusive worldwide license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In certain circumstances where the Company sublicenses the OLED technology (except to affiliates), the Company must pay Princeton University one-half of all amounts received by the Company. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1994 Sponsored Research Agreement, the Company is obligated to make certain payments to Princeton University. The Company believes this Agreement will be extended and is currently negotiating with Princeton University. Although the 1994 Sponsored Research Agreement expires in July 1997 the Company believes that the agreement will be extended beyond that date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to forecasts regarding the Company's future working capital needs and the extension of agreements relating to the Company's intellectual property, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes", "expects", "anticipates", "potential" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere herein.

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $6,262,982 at June 30, 1997. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared to Quarter Ending June 30, 1996

The Company had a net loss of $809,715 (or $0.09 per share) for the quarter ending June 30, 1997 compared to a loss of $426,552 (or $0.05 per share) for the same period in 1996. The increase of $383,163 in the net loss was attributed to increased research and development and general and administrative expenses.

Research and development costs were $415,064 for the quarter ended June 30, 1997, compared to $182,513 for the same period in 1996. The increase of $232,551 was attributable to patent expenses in connection with the development of the OLED technology, for which the Company has an exclusive license.

General and administrative expenses were $430,213 for the quarter ended June 30, 1997, compared to $291,454 for the same period in 1996. The increase of $138,759 was associated with the leasing of office space for the Company's headquarters, hiring of executives and support staff.

Six Months Eneded June 30, 1997 Compared to Six Months Ended June 30, 1996

The Company had a net loss of $1,410,205 (or $0.16 per share) for the six months ending June 30, 1997 compared to a loss of $763,060 (or $0.09 per share) for the same period in 1996. The increase of $647,145 was attributed to increase of research and development and general and administrative expenses.

Research and development costs were $713,477 for the six months ending June 30, 1997 compared to $365,513 for the same period in 1996. The increase of $374,964 is attributable to patent expenses in connection with the development of the OLED technology.

General and administrative expenses were $777,865 for the six months ending June 30, 1997 compared to $444,962 for the same period in 1996. The increase of $332,903 were primarily associated with the hiring of executives, support staff, and the leasing of office space for the Company's headquarters in 1996.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash of $777,461 and short-term investments of $948,000 compared to cash of $638,255 and short-term investment of $2,430,000 at December 31, 1996. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of of the offering expenses previously charged to general and administrative expenses). Net working capital decreased to $1,634,404 at June 30, 1997 from $3,023,010 at December 31, 1996 as a result of operating expenses for the six months ended June 30, 1997.

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

                                               UNIVERSAL DISPLAY CORPORATION



              Date: August 14,  1997           -------------------------------
                                               Sidney D. Rosenblatt
                                               (Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary)

                                  EXHIBIT INDEX




Exhibit                                                            Sequential
Number                       Description                            Page No.
------                       -----------                            --------
11                Net loss per common share calculation                14
27                Financial Data Schedule                              15