Form 10QSB
period 1997-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 1997-11-14
CIK 1005284

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997, the registrant had outstanding 10,066,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                                    Yes       No X
                                        ---      ---


================================================================================

INDEX                                                                       PAGE
-----                                                                       ----

Part I - Financial Information

         Item 1. Financial Statements
                 Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996                     3

                 Consolidated Statements of Operations - Three months
                 ended September 30, 1997 and 1996, and inception to date     4

                 Consolidated Statements of Operations - Nine months
                 ended September 30, 1997 and 1996, and inception to date     5

                 Consolidated Statements of Cash Flows - Nine months
                 ended September 30, 1997 and 1996, and inception to date     6

                 Notes to Consolidated Financial Statements                 7-9

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               10

Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K.                           11

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS


                               ASSETS                                              September 30,   December 31,
                                                                                       1997           1996
                                                                                   ------------    ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents (see Note 2)                                       $  3,896,354    $   638,225
      Short term investments  (see Note 2)                                            1,149,000      2,430,000
          Other current assets                                                           32,108         59,091
                                                                                   ------------    -----------
            Total current assets                                                      5,077,462      3,127,316
                                                                                   ------------    -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $35,910                       46,032         61,512
and $11,955 (see Note 2)
DEPOSITS                                                                                 76,073         93,419
                                                                                   ------------    -----------
            Total assets                                                           $  5,199,567    $ 3,282,247
                                                                                   ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $    124,719    $   104,306
                                                                                   ------------    -----------
SHAREHOLDERS' EQUITY
Preferred Stock, par value $.01 per share,
   5,000,000 shares authorized, 200,000 shares designated
Series A Nonconvertible Preferred, par value $.01 per share,
   200,000 shares issued and outstanding (liquidation value of                            2,000          2,000
   $7.50 per share or $1,500,000)
Common Stock, par value $.01 per share, 25,000,000 shares authorized,
   10,066,268 at September 30, 1997 and 8,937,268 at
   December 31, 1996 issued and outstanding (see Note 2)                                100,663         89,373
Additional paid-in capital                                                           11,931,405      7,939,345
Deficit accumulated during development-stage                                         (6,959,220)    (4,852,777)
                                                                                   ------------    -----------
         Total shareholders' equity                                                   5,074,848      3,177,941
                                                                                   ------------    -----------
         Total liabilities and shareholders' equity                                $  5,199,567    $ 3,282,247
                                                                                   ============    ===========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                        Three Months
                                                     Ended September 30,     Period From Inception
                                                 -------------------------     (June 17, 1994) to
                                                    1997           1996        September 30, 1997
                                                    ----           ----       -------------------
OPERATING EXPENSES:
    Research and development (See Note 3)        $  210,598    $   243,152       $ 3,946,382
    General and administrative                      511,652    $   278,883         3,237,769
                                                 ----------    -----------       -----------
          Total operating expenses                  722,250        522,035         7,184,151
     INTEREST INCOME                                 25,480         34,682           224,931
                                                 ----------    -----------       -----------
          Total other income and expenses            25,480         34,682           224,931
                                                 ----------    -----------       -----------
NET LOSS                                         $ (696,770)   $  (487,353)      $(6,959,220)
                                                 ----------    -----------       -----------
NET LOSS PER COMMON SHARE                             (0.08)   $     (0.05)
                                                 ----------    -----------
SHARES USED IN COMPUTING NET LOSS                $9,150,689      8,937,268
PER COMMON SHARE                                 ----------    -----------


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                        Nine Months
                                                     Ended September 30,     Period From Inception
                                                 -------------------------     (June 17, 1994) to
                                                    1997           1996        September 30, 1997
                                                    ----           ----       -------------------
OPERATING EXPENSES:
    Research and development (See Note 3)        $   924,075    $   749,211      $ 3,946,382
    General and administrative                     1,288,985        583,299        3,237,769
                                                 -----------    -----------      -----------
          Total operating expenses                 2,213,060      1,332,510        7,184,151
INTEREST INCOME                                  $   106,617         82,097      $   224,931
                                                 -----------    -----------      -----------
          Total other income and expenses            106,617         82,097          224,931
                                                 -----------    -----------      -----------
NET LOSS                                         $(2,106,443)   $(1,250,413)     $(6,959,220)
                                                 -----------    -----------      -----------
NET LOSS PER COMMON SHARE                        $     (0.23)   $     (0.14)
                                                 -----------    -----------
SHARES USED IN COMPUTING NET LOSS                  9,009,190      8,675,029
PER COMMON SHARE                                 -----------    -----------


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Nine Months        Period From Inception
                                                                     Ended September 30,       June 17, 1994) to
                                                                --------------------------       September 30,
                                                                    1997           1996             1997
                                                                -----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                               ($2,106,443)   ($1,250,413)    ($ 6,959,220)
            Adjustments to reconcile net loss to net cash
                 Depreciation                                        23,955          4,937           35,910
                 Issuance of Common Stock options/warrants          100,000           --            134,950

                Acquired in-process technology                         --             --            350,000
                 (Increase) decrease in assets:
                        Other current assets                         26,983        (59,503)         (32,108)
                        Deposits                                     17,346        (93,419)         (76,073)
             Increase (decrease) in liabilities:
                 Accounts payable and accrued expenses               20,413       (392,881)          80,559
                 Payable to related parties                            --         (105,476)         250,000
          Net cash used in operating activities                  (1,917,746)    (1,896,755)      (6,215,982)
                                                                -----------    -----------     ------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of equipment                                         (8,475)       (60,146)         (81,942)

     Sales (Purchases) of short term investments                  1,281,000     (2,449,000)      (1,149,000)
                                                                -----------    -----------     ------------
          Net cash provided by (used in) investing activities     1,272,525     (2,509,146)      (1,230,942)
                                                                -----------    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of Common Stock options/warrants      3,903,350      5,505,928       11,343,278
                                                                -----------    -----------     ------------
          Net cash provided by financing activities               3,903,350      5,505,928       11,343,278
                                                                -----------    -----------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                             3,258,129      1,100,027        3,896,354
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      638,225             40             --
                                                                -----------    -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 3,896,354    $ 1,100,067     $  3,896,354
                                                                ===========    ===========     ============


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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, The Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for OLED technology (see Note 3). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 license agreement (the "1997 Amended License Agreement") in which certain terms were modified (see Note
3). The Company's Chairman and Chief Executive Officer holds similar positions in ABC, a company which is controlled by members of his family.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substatially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for at least the next twelve months. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at September 30, 1997 and December 31, 1996, are classified as short-term investments. At September 30, 1997 and December 31, 1996, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At September 30, 1997 and December 31, 1996, unrealized holding gains or losses were not material.

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


NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement"), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement"). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 (the "1994 Sponsored Research Agreement") underwhich the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1997 License Agreement and Sponsored Research Agreement, in October 1997, the Company has issued 140,000 common shares and 175,000 warrants to purchase common stock to Princeton University as well as 60,000 common shares and 75,000 warrants to puchase common stock to the University of Southern California.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $6,959,220 at September 30, 1997. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

The Company had a net loss of $696,770 (or $0.08 per share) for the quarter ended September 30, 1997 compared to a loss of $487,353 (or $0.05 per share) for the same period in 1996. The increase of $209,417 in the net loss was attributed to increased patent expenses and general and administrative expenses.

The research and development costs were $210,598 for the quarter ended September 30, 1997, compared to $243,152 for the same period in 1996. The research and development expenses for the quarter ended September 30, 1997 was attributable to patent expenses in connection with the development of the OLED technology, for which the Company has an exclusive license. The research and development expenses for the same period in 1996 was attributed to Sponsored Research payments and patent expenses for the OLED technology

General and administrative expenses were $511,652 for the quarter ended September 30, 1997, compared to $278,883 for the same period in 1996. The increase of $232,769 was associated in part with a consulting agreement entered into with the Company's underwriter for a 3-year period in which the underwriter received warrants and an expense in the amount of $100,000 was charged in connection with such warrants. In addition, the increase was also associated with the hiring of additional technical staff for OLED research and development.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company had a net loss of $2,106,443 (or $0.23 per share) for the nine months ended September 30, 1997 compared to a loss of $1,250,413 (or $0.14 per share) for the same period in 1996. The increase of $856,027 was attributed to an increase in research, development, general and administrative expenses.

Research and development costs were $924,025 for the nine months ended September 30, 1997 compared to $749,211 for the same period in 1996. The increase of $174,814 is attributable to patent expenses in connection with the development of the OLED technology.

General and administrative expenses were $1,288,985 for the nine months ended September 30, 1997 compared to $583,299 for the same period in 1996. The increase of $705,686 is primarily associated with the hiring of executives, support staff, and the leasing of office space for the Company's headquarters for the full 1997 period, and for the consulting agreement noted above.

Liquidity and Capital Resources

As of September 30, 1997, the Company had cash of $3,896,354 and short-term investments of $1,149,000 compared to cash of $638,255 and short-term investments of $2,430,000 at December 31, 1996. During the quarter ended September 30, 1997, the Company received $3,903,350 from the exercise of warrants which expired on September 30, 1997. Those warrants allowed a holder to purchase common stock at $3.50 per share and were part of a private placement of securities issued by the Company in June 1995. Net working capital increased to $4,952,743 from $3,023,010 at December 31, 1996 as a result of the exercise of the warrants during the quarter ended September 30, 1997. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of common stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of common stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of of the offering expenses previously charged to general and administrative expenses).

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights),that it has sufficient cash to meet its obligations for at least the next 12 months. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There are no assurances that additional funds will be available when needed or, if available, on commercially reasonable terms.

PART II. - OTHER INFORMATION

ITEM 1. NONE

ITEM 2. NONE

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:



Exhibit
Number
------
11       Net loss per common share calculation
27       Financial Data Schedule



(B) REPORTS ON FORM 8-K:

Form 8-K filed with the Securities and Exchange Commission on September 29,
1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNIVERSAL DISPLAY CORPORATION


    Date: November 14,  1997         /s/ Sidney D. Rosenblatt
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