Form 10KSB40
period 1997-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 1998-03-31
CIK 1005284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ____________________

                         Commission File Number 1-12031
                                                -------

                          UNIVERSAL DISPLAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                 23-2372688
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                     Three Bala Plaza East
                           Suite 104
                   Bala Cynwyd, Pennsylvania               19004
            ----------------------------------------     ----------
            (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code: (610) 617-4010
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
                    ----------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock reported by The Nasdaq Stock Market on March 3, 1998, was approximately $28,829,896. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates. As of March 17, 1998, the Registrant had outstanding 10,302,268 shares of Common Stock.

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 11, 1998, are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART 1

                                                                            Page
                                                                            ----

ITEM 1.       BUSINESS                                                       3

ITEM 2.       PROPERTIES                                                     8

ITEM 3.       LEGAL PROCEEDINGS                                              8

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            8

              EXECUTIVE OFFICERS OF THE REGISTRANT                           8


                                 PART II

ITEM 5.       MARKET FOR THE REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                    9


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            9

ITEM 7.       FINANCIAL STATEMENTS                                          11

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE                           11


                                PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT                                                  11

ITEM 10.      EXECUTIVE COMPENSATION                                        11

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                11

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                11


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                          11

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

                                     PART I

ITEM 1. BUSINESS

                                     General

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of Organic Light Emitting Diode ("OLED") technology for use in flat panel displays and other applications. The research is being performed by Princeton University and the University of Southern California ("USC") (collectively "Research Partners") pursuant to a certain Sponsored Research Agreement funded by the Company (See: Business- "Research"). The Company has the exclusive right to commercialize the technology being developed pursuant to a certain License Agreement (See: Business- "Intellectual Property"). The Company's present commercialization strategy is to enter into licensing arrangements, joint ventures, and other strategic alliances for the volume manufacturing of products utilizing this technology, the Company does not presently intend to become a volume manufacturer. The Company anticipates that its OLED technology, if successfully developed, may have a variety of applications, including full color, large area, high resolution, high information content displays, such as laptop and notebook computer screens, computer monitors and televisions. Potential applications also include multi-color, and monochrome small area, low information content displays, such as consumer electronic equipment, vehicular dashboard displays, cellular phones and other telecommunication displays, computer games, and personal digital assistants, as well as transparent applications such as head up displays for automobile windshields.

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

                           Flat Panel Display Industry

The market for flat panel displays has been driven by a number of market forces, including, but not limited to, the increasing popularity of portable computers and other consumer electronic devices, the increasing availability of information and visual content of electronic formats, the proliferation of graphical interfaces and emerging multimedia applications and the conversion of traditional analog displays to digital or graphical displays. Existing products that use flat panel displays include notebook and laptop computers, portable televisions, video cameras, cellular phones, pagers, portable electronic devices, digital watches, calculators, electronic games and audiovisual equipment, copiers, fax machines, telephones and answering machines. In addition, flat panel displays have been utilized in military applications, including missile controls, ground support and communications equipment and avionics.

The Company believes that competition in this market, particularly for full color, large area, high resolution, high information content displays is based upon image and color quality, viewing angle, power requirements, cost and manufacturability. The dominant technology for displays today is the cathode ray tube ("CRT"), the type of technology in most televisions and computer monitors. The dominant technology today for flat panel displays is liquid crystal display ("LCD") technology, the type of technology in most laptop computers. The Company believes LCD technology has certain limitations, such as a limited viewing angle, limited scalability, narrow temperature ranges, low contrast and inferior image and color quality when compared to CRT displays. The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide image and color quality, brightness, contrast, scalability and viewing angles comparable to CRT displays, and be manufacturable from light weight, low cost materials and require a relatively low power source.

                          The Company's OLED Technology

OLED technology is an emerging innovative technology and the Company is not aware of any full color, flat panel displays utilizing OLED technology currently being marketed and sold, although there are numerous companies engaged in research and development efforts respecting OLED technology. Pioneer Corporation of Japan is currently marketing and selling a monochrome OLED device for automotive applications. The Company believes that its OLED technology, if fully developed, will have the capability to address many of the limitations of LCD and other developing technologies.

Light emitting diodes ("LED's") are solid-state semiconductor devices that emit light when electrical current passes through them. The color of light emitted depends on the bandgap of the semiconductor material; narrow bandgap materials emit light in the red/orange range and wide bandgap materials emit green or blue light. Traditional LEDs are created from inorganic semiconductors. The OLED technology currently under development by the Company and its research partners at Princeton University and USC utilizes a new type of LED created from organic materials. Presently, the Company's OLED technology is designed around four technology platforms: transparency, flexibility, vertically stacked pixels, and lasing.

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

One technology platform being researched by the Company and its Research Partners is based upon the ability to create a transparent organic display. In the March 7, 1996 issue of the scientific journal Nature, the researchers at Princeton University and USC announced the laboratory demonstration of the first transparent, thin film organic light emitting device, ("TOLED") which is believed to be the crucial first step toward realizing high-definition, full-color organic displays. In addition, it provides the ability to develop head up, transparent and high contrast displays using organic materials. In December 1997, a patent was issued respecting aspects of the TOLED technology. See "Business--Intellectual Property"

A second technology platform being researched by the Company and its Research Partners is based upon the vertically stacked pixel structure. In the June 27, 1997 issue of the scientific journal Science, the researchers at Princeton University and USC announced the laboratory demonstration of an independently controlled, tunable three color organic light emitting device employing a novel vertically stacked pixel architecture ("SOLED") which stacks the red, green and blue pixels on top of each other, rather than side by side as in CRTs and LCD's, theoretically providing for very high image resolution, since one pixel can occupy the same space as three or more pixels would in a side by side architecture. The SOLED, which was made possible by the creation of the TOLED, permits the independent tuning of color, greyscale and intensity and is expected to allow an individual pixel to emit red, blue and green, either at the same time or separately. Combinations of such colors create additional colors so that each individual pixel will be capable of producing a full range of colors. In January and February 1998, two patents were issued respecting aspects of the SOLED technology. See: "Business--Intellectual Property"

A third technology platform being researched by the Company and its Research Partners is the ability to fabricate organic displays on flexible substrates. In the February 1, 1997 issue of the scientific journal, Optics Letters, the researchers at Princeton University and USC announced the laboratory demonstration of an OLED deposited on a flexible plastic film (FOLED). Flat panel displays are commonly built on glass. The Company believes that this is the first time that small molecule organic layers have been deposited on a flexible plastic substrate, flexibility being a property that was previously believed to be unique to polymer materials. This development may also allow the potential for fabricating FOLED products using low cost "roll to roll" processing methods.

A fourth technology platform being researched by the Company and its Research Partners is based upon the ability to fabricate an optically pumped organic laser. In the September 25, 1997 issue of the scientific journal Nature, the researchers at Princeton University and USC announced what they believed to be the first evidence of lasing from vacuum deposited thin films of organic molecules. The Company believes this is a significant first step towards the realization of a electrically pumped solid state lasers based on organic thin films

While significant advances have been made in the research on OLEDs being sponsored by the Company, substantial additional research and development work needs to be performed before products utilizing this technology are manufactured and sold, including issues of operating life, reliability, the development of more fully saturated colors, integration with drive electronics and issues related to scalability into a production environment and cost effective fabrication technologies for monochrome, transparent, flexible and full color, large area and small area applications. The development of an electrically pumped laser is also necessary before products based on the organic laser are manufactured and sold.

There can be no assurance that the necessary research and development work will be successfully completed and that the Company or its Licensees will successfully commercialize any products based upon its proprietary technology.

                     Commercialization Strategy and Markets

The Company's present commercialization strategy is to continue the research and development of OLED technology and to license the technology or enter into joint ventures or other strategic relationships with experienced manufacturers (who may have much of the needed infrastructure already in place) for the manufacture, distribution and sale of OLED display products or laser products.

The Company believes that an initial market may be for low information content applications using segmented or character displays such as for cellular phones, instrumentation displays, or consumer electronics. These applications may be multicolor or monochrome. There are also potential markets for a transparent device, for example, as head-up displays on vehicle windshields. The Company also believes that the OLED technology under development could also have significant applicability for small, full color displays, such as for personal digital assistants, projection displays, viewfinders in camcorders, video phones, hand held computers and numerous industrial, medical and military uses. The Company also believes that the technology has potential application in large area, full color displays such as laptop computers, desktop computers and televisions and in numerous defense-related markets. The Company believes that an electrically pumped organic semiconductor laser could have applications in a number of markets, including fiber-optic communications, audio compact discs
(CDs), CD-ROM drives, DVD Discs, DVD-ROM's, laser printers, rewritable optical storage drives, bar code scanners and digital printing presses.

There can be no assurance that the Company will be able to enter into appropriate licensing, joint ventures or other strategic relationships, or that the terms of such relationships, if entered into, would be favorable to the Company.

The Company is part of a team that includes Princeton University, the University of Southern California, and Hughes Research Laboratories that was awarded a $3 million research contract from the U.S.Department of Defense Advanced Research Projects Agency ("DARPA") to fund the development of "Multi-Color Ultralightweight Organic Light Emitting Diode (OLED) Displays." The three year contract commenced September 1, 1997 and the Company expects to receive approximately $700,000 for its part of the project relating principally to the fabrication of prototypes and reliability improvements.

In September 1997, the Company and Princeton University were jointly awarded a $100,000 Phase I grant by the National Science Foundation ("NSF") under the Small Business Technology Transfer Program for further development of its OLED technology principally related to more fully saturated colors. The grant is expected to be completed within one year, and if successful can possibly lead to a Phase II proposal for additional funding from the NSF.

In September 1997, the Company and Princeton University received a $100,000 contract award from the New Jersey Commission on Science and Technology for further development of its OLED technology and to study the feasibility of manufacturing OLED displays in New Jersey.

In September 1997 the Company joined the United States Display Consortium ("USDC"), a cooperative industry/government effort aimed at developing an infrastructure to support a North American flat panel display infrastructure. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 130 members, as well as support from DARPA. The Company is one of 14 members on the Governing Board of USDC.

                                    Research

     Research relating to the OLED technology is being conducted at Princeton University's Advanced Technology Center for Photonics and Optoelectronics Materials and at the USC Synthetic Materials Laboratories (on a subcontract basis with Princeton University). In October 1997, the Company entered into a new five year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for research activities related to Organic Light Emitters, which continues and expands the scope of the Sponsored Research Agreement dated August 1, 1994 (the "1994 Sponsored Research Agreement"). In October 1997, the Company, Princeton University and USC also entered into an Amended License Agreement (the "1997 License Agreement). See "Business--Intellectual Property". The development of commercially viable applications for the OLED technology is principally dependent on the success of the research efforts of Dr. Stephen Forrest and Dr. Mark Thompson (the "Principal Investigators") conducted pursuant to such agreements. The scope and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the Principal Investigators.

The Company paid Princeton University $347,374 in 1997 pursuant to the Sponsored Research Agreement. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 thorough July 2002, which period is subject to extension. The 1997 Sponsored Research Agreement provides that if Dr. Forrest is unavailable to continue to serve as a Principal Investigator, either because he is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the 1997 Sponsored Research Agreement. The Company believes that additional research and development efforts are required for the development of products based upon the OLED technology. See "Business--The Company's OLED Technology". Loss to the Company of the Principal Investigators' services or termination of the 1997 Sponsored Research Agreement would have a material adverse effect on the Company.

                              Intellectual Property

The Company's rights to the OLED technology are governed by the 1997 Sponsored Research Agreement and the 1997 License Agreement. Pursuant to such agreements, all patents and other intellectual property rights relating to the OLED technology are the property of Princeton University, or USC, as applicable, and the Company is the worldwide exclusive licensee.

In December 1997, the first patent, titled "Transparent Contacts for Organic Light Emitters", was issued to Princeton University by the U.S. Patent and Trademark Office in connection with the Sponsored Research. In January and February, 1998, two additional patents relating to Multicolor Organic Light Emitting Devices were issued to Princeton University. Princeton University and USC have filed approximately 30 additional patent applications relating to the OLED technology in the United States, and have filed for intellectual property protection internationally. In addition, the Company has obtained an exclusive worldwide royalty-free license from USC (the "USC License") to manufacture and market products based on inventions claimed in a patent issued to USC in May 1994, relating to, among other things, a method of depositing ultra-thin, very smooth, ordered organic layers using vacuum deposition.

Under an Interinstitutional Agreement between Princeton University and USC, Princeton University manages the intellectual property rights being developed pursuant to the 1994 and 1997 Sponsored Research Agreement and licensed to the Company pursuant to the License Agreement, and the Company is required to reimburse Princeton University for all costs incurred in filing, prosecuting and maintaining patent applications and patents.

The Company has the worldwide exclusive license to manufacture and market products based on such patents, pending patent applications and any future patent applications and inventions conceived or discovered under the 1997 Sponsored Research Agreement, and to sublicense those rights. In circumstances where the Company sublicenses the OLED technology (except to affiliates), or sells products utilizing the OLED technology, the Company is required to pay to Princeton University a royalty in the amount of 3% of the Company's net sublicense fees or net sales of products utilizing the OLED technology.

There can be no assurance that patents applied for will be obtained or that any such patents will afford the Company and Princeton University commercially significant protection of its OLED technology. In addition, the patent laws of other countries may differ from those of the United States as to the patentability of the OLED technology and the degree of protection afforded. Other companies and institutions may independently develop equivalent or superior technologies and may obtain patent or similar rights with respect thereto. There are a number of other companies and organizations that have been issued patents and are filing additional patent applications relating to OLED technology and there can be no assurance that the exercise of the Company's licensing rights respecting its OLED technology being developed by Princeton University and USC will not infringe on the patents of others. In the event of infringement, the Company and Princeton University could, under certain circumstances, be required to obtain a license or modify its methods or other aspects of the OLED technology. Under the 1997 License Agreement, the Company has the right to prosecute at it's own expense any infringement of the patent rights. Princeton is entitled to 23% of the net proceeds, if any, received from final judgments in infringement actions respecting the patent rights.

In connection with the 1997 License Agreement and the 1997 Sponsored Research Agreement, the Company issued to Princeton University 140,000 shares of Common Stock and 10 year warrants to purchase 175,000 shares of common stock at an exercise price of $7.25 per share, and the Company issued to USC 60,000 shares of common stock and 10 year warrants to purchase 75,000 shares of common stock at an exercise price of $7.25 per share. Under the 1997 License Agreement, the Company is required to use commercially reasonable efforts to bring the OLED technology to market. This requirement is deemed satisfied provided the Company performs its obligations under the 1997 Sponsored Research Agreement, and, upon expiration or termination thereof, the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the OLED technology. Princeton University has the right to terminate the 1997 License Agreement in certain specified circumstances, and prior to any termination, all disputes under the 1997 License Agreement and the 1997 Sponsored Research Agreement are subject to mediation and arbitration, except those relating to the validity, construction or effect of patents.

The United States government, through the Defense Advanced Research Projects Agency ("DARPA"), has provided funding to Princeton University for research activities related to certain aspects of its OLED technology. In the event that all or certain aspects of its OLED technology developed (if any) from the Company's funding to Princeton University is deemed to fall within the planned and committed activities of DARPA's funding, the federal government, pursuant to federal law, could have certain rights relating to the OLED technology, including a license to practice or have practiced on its behalf any such technology and, if the federal government determines that the Company has not taken effective steps to achieve practical application of such technology in a field of use in a reasonable time, require the Company to grant licenses to other parties in any such field of use. In addition, the federal government's rights could restrict the Company's ability to market the OLED technology to the federal government for military and other applications which could have a material adverse effect on the Company. There can be no assurance as to which aspects of the OLED technology the federal government has any rights and the extent of such rights. Continued funding of Princeton University's research activities by the federal government, which is anticipated, may give the federal government rights to aspects of the OLED technology developed in the future.

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

Several other flat panel display technologies have recently been developed or are being developed, such as field emissive, inorganic electroluminescent, polymeric light emitting diode, gas plasma, and vacuum fluorescent displays. Field emissive displays essentially employ an array of miniature CRTs, may be efficient in converting electrical power into light at a relatively low cost, but high voltage power sources and high temperature fabrication equipment may be required. Inorganic electroluminescent displays offer better contrast and broader viewing angles than LCDs and gas plasma displays, but also use more power than LCDs and are difficult to view in bright ambient light. Displays utilizing polymeric light emitting diodes may, if successfully developed, offer better image and color quality and broader viewing angles than LCDs, but require improvements in operating life, saturated colors and manufacturing technologies. Gas plasma displays, used in outdoor signs, some laptop computers and recently introduced for large screen televisions are durable and reliable, have long lives and superior video speed (useful in video applications) but have high power requirements; dot matrix display panels on copiers, microwave ovens and video cassette recorders, have superior brightness, are inexpensive and are capable of providing full color, but are difficult to manufacture and have high power requirements, making them unsuitable for portable products.

The Company believes that each of these developing technologies may have one or more of the limitations associated with LCD technology or other limitations, such as lack of reliability, high power requirements (restricting portability), high production cost and/or difficulty of manufacture. The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide image and color quality, brightness, contrast, scalability and viewing angles comparable to CRT displays, be manufacturable from light weight, low cost materials and require a relatively low power source.

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

In addition, a number of companies, including those mentioned above, and Eastman Kodak Company, Pioneer Electronic Corporation, Sharp Corporation, Sanyo Corporation, TDK Corporation, Mitsubishi Chemical Corporation, Seiko-Epson Corporation and Idemitsu Corporation are engaged in research and development activities with respect to technology using OLEDs. There can be no assurance that the Company will be able to compete successfully or develop commercial applications for its OLED technology.

                                    Employees

The Company has thirteen employees, six of whom are full-time employees.

                                   Facilities

The Company's corporate offices are located at Three Bala Plaza East, Suite 104, Bala Cynwyd, Pennsylvania.

ITEM 2. PROPERTIES

The Company currently leases approximately 2,700 square feet of office space in Bala Cynwyd, Pennsylvania. The Company also leases approximately 900 square feet in Princeton, New Jersey, and certain of its employees are guest researchers at the Princeton University Center for Photonic and Optoelectronic Materials, ("POEM") where they are entitled to use the laboratories and facilities. The Company also leases approximately 620 square feet in Coeur D'Alene, Idaho.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:

Name                        Age        Position
----                        ---        --------
Sherwin I. Seligsohn        62         Chairman, Chief Executive Officer and Director
Steven V. Abramson          46         President,  Chief Operating Officer and Director
Sidney D. Rosenblatt        50         Executive Vice President, Chief Financial Officer,
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

     Steven V. Abramson joined Universal Display Corporation as President and Chief Operating Officer in May 1996. He is also a member of the Board of Directors. Mr. Abramson is also President and Chief Operating Officer of Global and a member of its Board of Directors. From March, 1992-- May, 1996 he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc. a worldwide environmental consulting and engineering firm. From 1982-1991 he was with InterDigital, where he held various positions, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University and a member of the Board of Governors of the USDC.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices of the Company's Common Stock as reported by the The Nasdaq Stock Market for the period indicated. The Company completed its initial public offering of Common Stock on April 11, 1996, at $5.00 per share.

                                                               High        Low
                                                               Close      Close
                                                               ------     -----
       1996
            Second Quarter (from April 11, 1996)               10 1/2     4
            Third Quarter                                      8          4 5/8
            Fourth Quarter                                     6 5/8      4 3/4
       1997
            First Quarter                                      7 3/8      3 5/8
            Second Quarter                                     5 3/4      3 7/8
            Third Quarter                                      6          4
            Fourth Quarter                                     7 7/8      4 1/4

     As of March 20, 1998, there were approximately 199 holders of record of the Company's Common Stock. The Company's Common Stock is listed on the small cap segment of The Nasdaq Stock Market under the symbol PANL.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since inception, the Company has engaged, and for the foreseeable future expects to continue to be engaged, exclusively in the research and development and commercialization of its OLED for use in flat panel displays and other applications. To date, the Company has generated minimal revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, it successfully demonstrates that its OLED technology is commercially viable for one or more flat panel display and other applications and enters into license agreements, joint ventures or strategic alliances with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $10,780,495 at December 31, 1997.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company had a net loss of $5,927,718 (or $.64 per share) for the year ended December 31, 1997 compared to a net loss of $1,768,995 (or $.21 per share) for the year ended December 31, 1996. The increase in the net loss was primarily attributable to increased research and development expenses of which $3,120,329 was a non-cash expense related to the issuance of Common Stock and warrants to Princeton University and USC, and increased general and administrative expenses in 1997 compared to 1996. Exclusive of the non-cash expenses, the Company's net loss was $2,807,389 (or $.30 per share) in 1997. The Company earned $93,605 from contract research revenue in 1997 compared to no revenue in 1996. The revenue was derived primarily from a subcontract with Princeton University pursuant to a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Projects Administration.

Research and development expenses were $4,207,898 for the year ended December 31, 1997 compared to $948,568 for the year ended December 31, 1996. For the year ended December 31, 1997, research and development expenses consisted of (i) the issuance of common stock and warrants in connection with the Company's 1997 Sponsored Research Agreement, which resulted in a non-cash charge of $3,120,329;
(ii) payments in the amount of $347,374 to Princeton University under the 1994 Sponsored Research Agreement; and (iii) payments in the amount of $740,195 for patent applications, prosecution, and other intellectual property rights expenses. Research and development expenses for the same period in 1996 consisted primarily of payments to Princeton University under the 1994 Sponsored Research Agreement.

General and administrative expenses were $1,986,628 for the year ended December 31, 1997 compared to $938,741 for the year ended December 31, 1996. The increased general and administrative expenses in 1997 compared to 1996 were primarily related to the increased general and administrative expenses associated with the hiring of executives, technical personnel, and support staff and leasing of office space for the Company's headquarters and a non-cash charge in the amount of $100,000 relating to a Consulting Agreement with the Underwriter of the Company's 1996 Public Offering.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

The Company had a net loss of $1,768,995 (or $.21 per share) for the year ended December 31, 1996 compared to a net loss of $3,072,661 (or $.45 per share) for the year ended December 31, 1995. The reduction in the net loss was primarily attributable to research and development expenses for 1994 and 1995 being expensed and paid in 1995, and a non-recurring payment for the sublicense of certain technologies in 1995.

Research and development costs were $948,568 for the year ended December 31, 1996 compared to $2,073,739 for the year ended December 31, 1995. In 1996, the research and development expenses were attributed to payments under the 1994 Sponsored Research Agreement with Princeton University and patent expenses. For the year ended December 31, 1995, the Company incurred $2,073,739 in research and development expenses. Such expenses consisted of (i) repayment of $674,000 to ABC for amounts previously paid to Princeton University by ABC under the 1994 Sponsored Research Agreement; (ii) payment of $500,000 to ABC to acquire the sublicense under the 1993 Sponsored Research Agreement; (iii) payments in the aggregate amount of $549,739 made to Princeton University under the 1994 Sponsored Research Agreement; and (iv) a nonrecurring, non-cash expense of $350,000 representing the fair market value of 200,000 shares of Series A Preferred Stock issued to ABC in connection with the Technology Transfer Agreement.

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

Liquidity and Capital Resources

As of December 31, 1997, the Company had cash of $85,470 and short-term investments of $4,539,570 compared to cash of $638,225 and short-term investments of $2,430,000 at December 31, 1996. During 1997, private placement warrants to purchase 1,124,000 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $3,940,800 to the Company. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administrative expenses). Net working capital increased to $5,003,863 at December 31, 1997 from working capital of $3,023,010 at December 31, 1996, as a result of the exercise of the warrants. The Company's net cash used in operating activities was $2,441,698; $2,370,449; and $1,921,787 in 1997, 1996 and 1995 respectively. Non-cash expenses related to the issuance of Common Stock, warrants and options were $3,436,329; $25,000; and $9,950 in 1997, 1996, and 1995 respectively.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for at least the current fiscal year. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 thorough July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify such infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

ITEM 7. FINANCIAL STATEMENTS WITHIN THE 10-KSB

     The financial statements and notes thereto of the Company are attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 11, 1998, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 8 herein.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.


                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number                               Description                          Number
-------                              -----------                          ------

 3.1        Articles of Incorporation of the Company. (Exhibit 3.1)(1)

 3.2        Bylaws of the Company. (Exhibit 3.1)(1)

 4.1        Specimen stock certificate representing the Common Stock.
            (Exhibit 4.1)(3)

 4.2        Specimen warrant certificate representing the Warrants.
            (Exhibit 4.2)(3)

 4.3        Form of Public Warrant Agreement. (Exhibit 4.3)(1)

 4.4        Form of Underwriter's Warrant Agreement. (Exhibit 4.4)(1)

 4.5        Statement of Designations and Preferences of Series A
            Non-Convertible Preferred Stock. (Exhibit 4.5)(2)

10.1 License Agreement dated August 1, 1994 between The Trustees of Princeton University and American Biomimetics Corporation. (Exhibit 10.1)(3)

10.2 Amendment to License Agreement (August 1, 1994) dated April 11, 1995 between the Trustees of Princeton University and American Biomimetics Corporation. (Exhibit 10.2)(2)

10.3 Sponsored Research Agreement dated August 1, 1994 between the Trustees of Princeton University and American Biomimetics Corporation. (Exhibit 10.3)(3)

10.4 Letter Amendment dated May 5, 1995, between the Trustees of Princeton University and American Biomimetics Corporation. (Exhibit 10.4)(3)

10.5 Amendment to Sponsored Research Agreement (August 1, 1994) dated April 18, 1995 between the Trustees of Princeton University and American Biomimetics Corporation.
           (Exhibit 10.5)(2)

10.6 Technology Transfer Agreement dated June 22, 1995 between American Biomimetics Corporation and Universal Display Corporation. (Exhibit 10.6)(2)

10.7 Assignment and Assumption of License dated June 22, 1995 between American Biomimetics Corporation and Universal Display Corporation. (Exhibit 10.7)(3)

10.8 Sublicense Agreement and Option dated June 22, 1995 between American Biomimetics Corporation and Universal Display Corporation. (Exhibit 10.8)(3)

10.9 Assignment and Assumption of Agreement dated August 1, 1995 between the Trustees of Princeton University and the University of Southern California. (Exhibit 10.9)(2)

10.10 Subcontract No. 341-4014-1 dated August 16, 1995 between the Trustees of Princeton University and the University of Southern California. (Exhibit 10.10)(3)

10.11 Assignment of 1994 Sponsored Research Agreement dated November 1, 1995 between American Biomimetics Corporation and Universal Display Corporation. (Exhibit 10.11)(2)

10.12# Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Thomas D. Hays, III. (Exhibit 10.12)(2)

10.13# Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Harvey Nachman. (Exhibit 10.13)(2)

10.14 Registration Rights Agreement dated as of June 23, 1995 between Universal Display Corporation and Thomas D. Hays, III. (Exhibit 10.14)(2)

10.15 Registration Rights Agreement dated as of June 23, 1995 between Universal Display Corporation and Harvey Nachman. (Exhibit 10.15)(2)

10.16 Form of Registration Rights Agreement between Universal Display Corporation and Certain Subscribers to Purchase Common Stock of Universal Display Corporation. (Exhibit 10.16)(2)

10.17# Form of Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Sidney D.
            Rosenblatt. (Exhibit 10.17)(2)

10.18#      1992 Stock Option Plan. (Exhibit 10.18)(2)

10.19#      1995 Stock Option Plan. (Exhibit 10.19)(2)

10.20# Employment Agreement dated as of November 1, 1995 between Universal Display Corporation and Sherwin I. Seligsohn. (Exhibit 10.20)(2)

10.21 Form of Services Agreement dated as of December 1, 1995 between Universal Display Corporation and Dean L. Ledger. (Exhibit 10.21)(2)

10.22# Form of Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Sidney D.
            Rosenblatt. (Exhibit 10.22)(2)

10.23# Form of Stock Option Agreement dated as of September 1, 1995 between Universal Display Corporation and Stephen R. Forrest. (Exhibit 10.23)(2)

10.24# Form of Stock Option Agreement dated as of September 1, 1995 between Universal Display Corporation and Mark E. Thompson. (Exhibit 10.24)(2)

10.25# Form of Stock Option Agreement dated as of September 1, 1995 between Universal Display Corporation and Paul E. Burrows. (Exhibit 10.25)(2)

10.26 License Agreement dated January 26, 1996 between Universal Display Corporation and University of Southern California. (Exhibit 10.26)(2)

10.27 Letter Agreement dated September 20, 1995 Agreeing to a Royalty Rate between the Trustees of Princeton University and Universal Display Corporation. (Exhibit 10.27)(2)

10.28 Agreement and Plan of Reorganization dated as of April 6, 1995 between Enzymatics, Inc., Enzymatics Merger Subsidiary, Inc. and Universal Display Corporation. (Exhibit 10.28)(2)

10.29 Form of Consulting Agreement between the Universal Display Corporation and Whale Securities Co., L.P. (Exhibit 10.29)(2)

10.30# Warrant Agreement dated April 25, 1996 between the Company and Steven V. Abramson (Exhibit 10.30)(4)

10.31# Warrant Agreement dated April 25, 1996 between the Company and Sherwin I. Seligsohn (Exhibit 10.31)(4)

10.32# Warrant Agreement dated April 25, 1996 between the Company and Dean L. Ledger (Exhibit 10.32)(4)

10.33# Warrant Agreement dated April 25, 1996 between the Company and Sidney D. Rosenblatt (Exhibit 10.33)(4)

10.34* 1997 Sponsored Research Agreement between the Company and Princeton University

10.35* 1997 Amended License Agreement between the Company, Princeton University and the University of Southern California

   21       Subsidiaries of the Registrant.

   23       Consent of Arthur Andersen LLP

Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, Three Bala Plaza, Suite 104 East, Bala Cynwyd, Pennsylvania 19004.

(b) No reports were filed on Form 8-K.

Explanation of Footnotes to Listing of Exhibits

*    Filed herewith
#    Compensation Plan or Agreement
(1) Filed as an Exhibit to Registered Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commisson on December 21, 1995
(2) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996
(3) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996
(4) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1996

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements of the Company:

     Report of Independent Public Accountants                       F-2

     Consolidated Balance Sheets                                    F-3

     Consolidated Statements of Operations                          F-4

     Consolidated Statements of Shareholders' Equity (Deficit)      F-5 and F-6

     Consolidated Statements of Cash Flows                          F-7

     Notes to Consolidated Financial Statements                     F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Universal Display Corporation:


We have audited the accompanying consolidated balance sheets of Universal Display Corporation (a Pennsylvania corporation in the development-stage) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997 and the period from inception (June 17, 1994) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Display Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and the period from inception (June 17, 1994) to December 31, 1997, in conformity with generally accepted accounting principles.



Philadelphia, PA                            ARTHUR ANDERSEN LLP
March 3, 1998

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                              ASSETS                              December 31,       December 31,
                                                                      1997               1996
                                                                  ------------       ------------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 3)                       $     85,470       $    638,225
     Short-term investments (See Note 3)                             4,539,570          2,430,000
     Contract research receivables                                      88,366                 --
     Receivable from related party                                      51,906                 --
     Prepaid consulting fee                                            428,985                 --
     Other current assets                                               89,806             59,091
                                                                  ------------       ------------
            Total current assets                                     5,284,103          3,127,316
                                                                  ------------       ------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $39,353 and $11,955                                57,401             61,512

DEPOSITS                                                                76,073             93,419
                                                                  ------------       ------------
              Total assets                                        $  5,417,577       $  3,282,247
                                                                  ============       ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $    280,240       $    104,306
                                                                  ------------       ------------

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $0.01 per share,
         5,000,000 shares authorized, 200,000 shares
         designated
     Series A  Nonconvertible Preferred
         Stock, par value $.01 per share, 200,000 issued
         and outstanding (liquidation value of $7.50 per
         share or $1,500,000)                                            2,000              2,000
    Common Stock, par value $.01 per share, 25,000,000
         shares authorized, 10,302,268  and 8,937,268 shares
         issued and outstanding, respectively (see Note 2)             103,023             89,373
    Additional paid-in capital                                      15,812,809          7,939,345
    Deficit accumulated during development-stage                   (10,780,495)        (4,852,777)
                                                                  ------------       ------------

         Total shareholders' equity                                  5,137,337          3,177,941
                                                                  ------------       ------------
         Total liabilities and shareholders' equity               $  5,417,577       $  3,282,247
                                                                  ============       ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             Period from Inception
                                                     Year Ended          Year Ended          Year Ended       (June 17, 1994) to
                                                  December 31, 1997   December 31, 1996   December 31, 1995    December 31, 1997
                                                  -----------------   -----------------   -----------------  ---------------------
REVENUE:
     Contract research revenue                       $    93,605         $        --         $        --         $     93,605
                                                     -----------         -----------         -----------         ------------
OPERATING EXPENSES:
    Research and development (See Note 3)              4,207,898             948,568           2,073,739            7,230,205
    General and administrative                         1,986,628             938,741             998,922            3,935,412
                                                     -----------         -----------         -----------         ------------
          Total operating expenses                     6,194,526           1,887,309           3,072,661           11,165,617
                                                     -----------         -----------         -----------         ------------
                Operating loss                        (6,100,921)         (1,887,309)         (3,072,661)         (11,072,012)
INTEREST INCOME                                          173,203             118,314                  --              291,517
                                                     -----------         -----------         -----------         ------------
NET LOSS                                             $(5,927,718)        $(1,768,995)        $(3,072,661)        $(10,780,495)
                                                     -----------         -----------         -----------         ------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                     $     (0.64)        $     (0.21)        $     (0.45)
                                                     -----------         -----------         -----------
WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                              9,327,521           8,287,268           6,847,305
                                                     -----------         -----------         -----------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                          Series A Nonconvertible
                                                              Preferred Stock                                    Additional
                                                          -----------------------            Common Stock          Paid-In
                                                          Shares           Amount       Shares         Amount      Capital
                                                          -------          ------     ----------      --------   -----------
BALANCE, INCEPTION - (JUNE 17, 1994)                           --          $   --      6,000,000      $  6,000   $        --
   Net Loss                                                    --              --             --            --            --
                                                          -------          ------     ----------      --------   -----------

BALANCE, DECEMBER 31, 1994                                     --              --      6,000,000         6,000            --

   Recapitalization by issuance of Common Stock to
      Enzymatics, Inc. (Note 2)                                --              --        523,268        59,233      (243,393)
   Issuance of Common Stock options to former
      sole director of Enzymatics, Inc. to satisfy an
      Enzymatics, Inc. liability (Note 2)                      --              --             --            --       140,000
   Issuance of Series A Nonconvertible Preferred
      Stock in connection with assignment of
      research and license agreements (Note 2)            200,000           2,000             --            --       348,000
   Issuance of Common Stock through private
      placements, net of issuance expenses of
      $50,000 (Note 2)                                         --              --      1,114,000        11,140     2,166,860
   Issuance of Common Stock options (Note 2)                   --              --             --            --         9,950
   Net loss                                                    --              --             --            --            --
                                                          -------          ------     ----------      --------   -----------
BALANCE, DECEMBER 31, 1995                                200,000           2,000      7,637,268        76,373     2,421,417

   Issuance of Common Stock in Initial Public
      Offering on April 11, 1996 (Note 2)                      --              --      1,300,000        13,000     5,492,928
   Issuance of Common Stock warrants (Note 6)                  --              --             --            --        25,000
    Net loss                                                   --              --             --            --            --
                                                          -------          ------     ----------      --------   -----------

BALANCE, DECEMBER 31, 1996                                200,000           2,000      8,937,268        89,373     7,939,345

   Exercise of private placement warrants                      --              --      1,124,000        11,240     3,929,560
   Issuance of Common Stock warrants                           --              --             --            --       528,985
   Issuance of Common Stock options                            --              --             --            --       216,000
   Issuance of Common Stock and warrants in
      connection with 1997 Sponsored Research
      Agreement (Note 4)                                       --              --        200,000         2,000     3,118,329
   Exercise of Common Stock options and warrants               --              --         41,000           410        80,590
   Net loss                                                    --              --             --            --            --
                                                          -------          ------     ----------      --------   -----------

BALANCE, DECEMBER 31, 1997                                200,000          $2,000     10,302,268      $103,023   $15,812,809
                                                          =======          ======     ==========      ========   ===========

                                                                 Deficit
                                                               Accumulated
                                                                 During                  Total
                                                               Development            Shareholders'
                                                                  Stage              (Equity/Deficit)
                                                               ------------          ----------------
BALANCE, INCEPTION - (JUNE 17, 1994)                           $       --              $    6,000
   Net Loss                                                        (11,121)               (11,121)
                                                               -----------             ----------
BALANCE, DECEMBER 31, 1994                                         (11,121)                (5,121)

   Recapitalization by issuance of Common Stock to
      Enzymatics, Inc. (Note 2)                                         --               (184,160)
   Issuance of Common Stock options to former
      sole director of Enzymatics, Inc. to satisfy an
      Enzymatics, Inc. liability (Note 2)                               --                140,000
   Issuance of Series A Nonconvertible Preferred
      Stock in connection with assignment of
      research and license agreements (Note 2)                          --                350,000
   Issuance of Common Stock through private
      placements, net of issuance expenses of
      $50,000 (Note 2)                                                  --              2,178,000
   Issuance of Common Stock options (Note 2)                            --                  9,950
   Net loss                                                     (3,072,661)            (3,072,661)
                                                               -----------             ----------
BALANCE, DECEMBER 31, 1995                                      (3,083,782)              (583,992)

   Issuance of Common Stock in Initial Public
      Offering on April 11, 1996 (Note 6)                               --              5,505,928
   Issuance of Common Stock warrants (Note 6)                           --                 25,000
    Net loss                                                    (1,768,995)            (1,768,995)
                                                               -----------             ----------

BALANCE, DECEMBER 31, 1996                                      (4,852,777)             3,177,941

   Exercise of private placement warrants                               --              3,940,800
   Issuance of Common Stock warrants                                    --                528,985
   Issuance of Common Stock options                                     --                216,000
   Issuance of Common Stock and warrants in
      connection with 1997 Sponsored Research
      Agreement (Note 4)                                                --              3,120,329
   Exercise of Common Stock options and warrants                        --                 81,000
   Net loss                                                     (5,927,718)            (5,927,718)
                                                               -----------             ----------

BALANCE, DECEMBER 31, 1997                                     $(10,780,495)           $5,137,337
                                                               ============            ==========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                      Year Ended            Year Ended            Year Ended
                                                                   December 31,1997      December 31,1996      December 31,1995
                                                                   ----------------      ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(5,927,718)          $(1,768,995)          $(3,072,661)
   Depreciation                                                           27,398                10,926                 1,029
   Issuance of Common Stock options and warrants                         316,000                25,000                 9,950
   Issuance of Common Stock and warrants in connection with
      amended research and license agreements                          3,120,329                    --                    --
   Acquired in-process technology                                             --                    --               350,000
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   (Increase) decrease in assets:
      Contract research receivables                                      (88,366)                   --                    --
   Receivable from related party                                         (51,906)                   --                    --
      Other current assets                                               (30,715)              (59,091)                   --
      Deposits                                                            17,346               (93,419)                   --
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                              175,934              (379,394)              439,540
      Payable to related parties                                              --              (105,476)              350,355
                                                                     -----------           -----------           -----------
         Net cash used in operating activities                        (2,441,698)           (2,370,449)           (1,921,787)
                                                                     -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                 (23,287)              (67,294)               (6,173)
  Purchases of short-term investments                                 (5,019,570)           (2,430,000)                   --
  Proceeds from sale of short-term investments                         2,910,000                    --                    --
                                                                     -----------           -----------           -----------
         Net cash used in investing activities                        (2,132,857)           (2,497,294)               (6,173)
                                                                     -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                               4,021,800             5,505,928             1,928,000
                                                                     -----------           -----------           -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (552,755)              638,185                    40

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                            638,225                    40                    --

CASH AND CASH EQUIVALENTS, END OF PERIOD:                            $    85,470           $   638,225           $        40
                                                                     ===========           ===========           ===========



                                                                            Period from
                                                                             Inception
                                                                         (June 17, 1994) to
                                                                         December 31, 1997
                                                                         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(10,780,495)
   Depreciation                                                                  39,353
   Issuance of Common Stock options and warrants                                350,950
   Issuance of Common Stock and warrants in connection with
      amended research and license agreements                                 3,120,329
   Acquired in-process technology                                               350,000
   Adjustments to reconcile net loss to net cash used in
      operating activities:
   (Increase) decrease in assets:
      Contract research receivables                                             (88,366)
   Receivable from related party                                                (51,906)
      Other current assets                                                      (89,806)
      Deposits                                                                  (76,073)
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                     236,080
   Payable to related parties                                                   250,000
                                                                           ------------
         Net cash used in operating activities                               (6,739,934)
                                                                           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                                 (96,754)
         Purchases of short-term investments                                 (7,449,570)
  Proceeds from sale of short-term investments                                2,910,000
                                                                           ------------
         Net cash used in investing activities                               (4,636,324)
                                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                                     11,461,728
                                                                           ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 85,470

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                        --

CASH AND CASH EQUIVALENTS, END OF PERIOD:                                        85,470
                                                                           ============

        The accompanying notes are an integral part of these statements.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology. (See Note 4). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's patents and pending patent applications relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license (See Note 4). The Company's Chairman and Chief Executive Officer holds similar positions in ABC, a company which is controlled by members of his family. See Notes 2 and 8.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. Notwithstanding the risks discussed above, the Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for at least the current fiscal year. There is no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as principal investigators, because such persons are no longer associated with Princeton University or otherwise, and successors acceptable to both the Company and Princeton University are not available, the 1997 Sponsored Research Agreement will terminate.

2. STOCK TRANSACTIONS, MERGER, RECAPITALIZATION AND PUBLIC OFFERING

On June 22, 1995, a wholly-owned subsidiary of the Company consummated an Agreement and Plan of Reorganization ("Merger Agreement") with a New Jersey corporation formerly known as Universal Display Corporation (herein referred to as "UDC"). At the time of the merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC. Enzymatics had incurred significant losses since its inception in 1985 and, notwithstanding a public offering, failed to find significant alternative sources of financing to enable it to continue its operations on any scale. In June 1994, the shareholders of Enzymatics approved the sale of substantially all of its assets to a third party. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management of UDC determined that such additional capital would be necessary to fulfill its financial obligations under the Transfer Agreement (as herein defined) pursuant to which it obtained certain rights and obligations related to the OLED technology, obtain funds to commercialize the OLED technology, fund the acquisition of additional intellectual property rights useful to the OLED technology and to fund working capital. As of June 22, 1995, Enzymatics had 523,268 shares issued and

                         UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


outstanding (after giving effect to a reverse stock split of 10.9672) which were not actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates (NHA), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (see Note 6) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics, is also a principal of NHA.

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

Contemporaneous with the merger, the Company and ABC entered into a Technology Transfer Agreement dated June 22, 1995 (the "Transfer Agreement") pursuant to which, among other things, ABC assigned the 1994 License Agreement to the Company, and granted to the Company an exclusive worldwide sublicense to patents and other intellectual property rights to display technology developed under a Sponsored Research Agreement dated October 22, 1993 between ABC and Princeton University (the "1993 Sponsored Research Agreement") in exchange of (i) reimbursement of ABC's scheduled payments and expenses previously made to Princeton University under the 1994 Sponsored Research Agreement in the amount of $674,000 and a payment of $500,000 for the sublicense under the 1993 Sponsored Research Agreement which were charged to research and development expense (see Notes 3 and 4); (ii) the Company's assumption of ABC's obligation to pay all future scheduled payments under the 1994 Sponsored Research Agreement, which were approximately $1,610,000, plus expenses related thereto estimated to be $500,000 for a total of $2,110,000; and (iii) 200,000 shares of the Company's Series A Nonconvertible Preferred Stock (see Notes 3 and 6) with a fair value of $350,000.

Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement, which generated proceeds of $1,513,000, net of offering expenses in the amount of $50,000. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC. Accordingly, ABC netted this $250,000 receivable against the Company's payable to related parties account as shown on the accompanying Consolidated Balance Sheets (see Note 8). In addition, on July 17, 1995, the Company sold an additional 207,500 Units which generated gross proceeds of $415,000.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly-owned subsidiary, UDC, Inc. (see Note 2). All significant intercompany transactions and accounts have been eliminated.

                         UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at December 31, 1997, are classified as short-term investments. At December 31, 1997, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At December 31, 1997, unrealized holding gains or losses were not material. The gross proceeds from sales and maturities of investments were $2,910,000 for the year ended December 31, 1997. Gross realized gains and losses for the year ended December 31, 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

Cash, cash equivalents and short-term investments consisted of the following:

                                                             December 31
                                                     --------------------------
                                                        1997             1996
                                                     ----------       ---------
    Cash and cash equivalents:
       Money market funds and demand accounts        $   85,470       $ 638,225
                                                     ==========       =========

    Short-term investments:
       Certificates of deposit                        2,622,014       1,830,000
       Corporate bonds                                1,917,556         600,000
                                                     ----------      ----------
                                                     $4,539,570      $2,430,000
                                                     ==========      ==========

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 years.

Net Loss Per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which supersedes APB Opinion No. 15 ("APB No. 15"), "Earnings per Share", and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities into common stock. For the years ended December 31, 1997, 1996, and 1995, the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive.

As a result of the Company's adoption of SFAS 128, the Company's reported loss per share for 1996 and 1995 was restated. The effect of this accounting change on previously reported loss per share data was as follows:

                                                              1996       1995
                                                             ------     ------
Loss per share as reported - primary and fully diluted       $(0.20)    $(0.38)
Effect of SFAS 128                                            (0.01)     (0.07)
                                                             ------     ------
Loss per share as restated - basic and diluted               $(0.21)    $(0.45)
                                                             ======     ======

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contract Research Revenue

Contract research revenues are recognized as the related expenses are incurred.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

                                                                     Year Ended             Year Ended             Year Ended
                                                                  December 31, 1997      December 31, 1996      December 31, 1995
                                                                  -----------------      -----------------      -----------------
Payments made to Princeton University under the 1994
   Sponsored Research Agreement (See Note 2)                         $  347,374              $713,815               $549,739

Patent application and prosecution expenses                             715,406               234,753                     --

Issuance of 200,000 shares of the Company's Common Stock
   and warrants to purchase 250,000 shares of Common Stock
   under the 1997 Sponsored Research Agreement (See Note 4)           3,120,329                    --                     --

Reimbursement of ABC payments made to Princeton
   University under the 1994 Sponsored Research Agreement
   (See Note 2)                                                              --                    --                674,000

Payment made to ABC for sublicense under the 1993
   Sponsored Research Agreement (See Note 2) accounted for
   as acquired in-process technology                                         --                    --                500,000

Issuance of 200,000 shares of the Company's Series A
   Nonconvertible Preferred Stock to ABC in connection with
   the Transfer Agreement (See Notes 2 and 6) accounted for
   as in-process technology                                                  --                    --                350,000
                                                                     ----------              --------             ----------

Other Expenses                                                           24,789                    --                     --
                                                                     ----------              --------             ----------
                                                                     $4,207,898              $948,568             $2,073,739
                                                                     ==========              ========             ==========

The 200,000 shares of the Company's Series A Nonconvertible Preferred Stock were valued at $1.75 per share which was based upon an independent appraisal.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

4. SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement"), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement"). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 underwhich the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. In addition, Princeton has acknowledged that approximately $1 million of amounts paid under the 1994 Sponsored Research Agreement were not expended and are expected to be used through July 31, 1998.
Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affilates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. The Company is required to pay minimum royalties to Princeton of $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and $100,000 in 2002 and thereafter while the 1997 License Agreement is in effect. In connection with the 1997 License Agreement and Sponsored Research Agreement, in October 1997, the Company has issued 140,000 common shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 common shares and 75,000 warrants to purchase Common Stock to the University of Southern California. The Company recorded a charge of $3,120,329 related to the issuance of the Common Stock and warrants to purchase Common Stock. The value of the warrants was determined in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This charge is included in research and development expenses in the accompanying Consolidated Statement of Operations.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                    December 31, 1997         December 31, 1996
                                    -----------------         -----------------
     Accrued professional fees          $156,857                  $ 65,076
     Other                               123,383                    39,230
                                        --------                  --------
                                        $280,240                  $104,306
                                        ========                  ========

6. SERIES A NONCONVERTIBLE PREFERRED STOCK, STOCK OPTIONS AND WARRANTS

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (See Notes 2 and 3), which has a liquidation value of $7.50 per share. Series A holders, as a single class, have the right to elect two of the Company's Board of Directors. The holders of Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A holders are not entitled to any dividends.

Stock Options

Enzymatics 1992 Stock Option Plan

The stock options granted prior to the merger by Enzymatics under the 1992 Stock Option Plan and which have been assumed by the Company and after giving effect to the reverse stock split, were converted into options to purchase 20,538 shares of Common Stock of the Company at exercise prices ranging from $11.74 to $29.61 per share. All of such options are currently exercisable and expire on December 31, 1998.

1995 Stock Option Plan

In 1995, the directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which a maximum of 500,000 options may be granted at prices not less than 100% of the fair market value of the Common Stock on the date of grant as determined by the Board of Directors. In 1997, the Shareholders approved the Plan to increase the number of Common shares reserved for the 1995 Plan to 800,000 options. The 1995 Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors and consultants of the Company. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

In June 1995, the Company granted options to purchase 70,000 shares of Common Stock to an officer of the Company at an exercise prices of $2.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 20,000 options vested immediately upon grant with the remaining 50,000 options vesting in equal amounts over three years. Accordingly, as of December 31, 1997, 53,333 options were exercisable. These options expire in 2005. In addition, in June 1995, the Company granted options to purchase 5,000 shares of Common Stock to the same officer of the Company at an exercise price of $.01 per share, all of which were exercised in October 1997. These options vested on the grant date. The Company recorded a charge of $9,950, which represents the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of the options at the grant date. This charge is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

                         UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1995, the Company granted nonqualified stock options to three principal investigators who are conducting research under the 1994 Sponsored Research Agreement and the 1993 Sponsored Research Agreement. The Company granted options to purchase an aggregate of 240,000 shares of Common Stock to the three principal investigators at an exercise price of $4.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 33% at the grant date with the remaining 67% vesting over two years. Accordingly, as of December 31, 1997, options to purchase 240,000 shares of Common Stock were exercisable. These options expire in 2005.

In 1996, the Company granted nonqualified stock options to two employees and one consultant. The Company granted options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $4.12 per share, which approximated the fair market value of the Common Stock at the date of grant. These options vest as follows: 10,000 shares at the grant date with the remaining 20,000 shares vesting over 5 years. During 1997, 6,000 of these options were forfeited when an employee left the company. As of December 31, 1997, options to purchase 16,000 shares of Common Stock were exercisable. These options expire in 2006.

In 1997, the Company granted incentive and nonqualfied stock options to several employees, officers, and principal investigators. The Company granted options to purchase an aggregate of 271,500 shares of Common Stock at exercise prices ranging from $4.06 to $5.25 per share, which approximated the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five year period. As 55,000 of these options were granted to non-employee principal investigators, the Company recorded a charge of $216,000, which represents the value of the options as determined in accordance with SFAS 123. This charge is included in general and administrative expenses in the accompanying Consolidated Statement of Operations. As of December 31, 1997, options to purchase 220,900 shares of Common Stock were exercisable. These options expire in 2007.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 2, in June 1995, the Company granted options to purchase 84,234 shares of Common Stock at an exercise price of $.29 per share to NHA. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested 100% upon grant and 15,000 were exercised in 1997. Accordingly, as of December 31, 1997, 69,234 options were exercisable. These options expire in 2005.

The following table summarizes all stock option activity:

                                                        1997                                1996
                                             ----------------------------         ----------------------------
                                                         Weighted Average                     Weighted Average
                                             Shares       Exercise Price         Shares        Exercise Price
                                             -------     ----------------        -------      ----------------
Outstanding at beginning of year             449,772          $3.72              419,772            $3.69
Granted                                      271,500          $4.99               30,000            $4.12
Exercised                                    (25,000)         $1.00                   --               --
Forfieted                                     (6,000)         $4.12                   --               --
                                             -------          -----              -------           ------
Outstanding at end of year                   690,272          $4.17              449,772            $3.72
                                             -------          -----              -------            -----
Exercisable at end of year                   604,006          $4.16              316,439            $3.80
                                             -------          -----              -------            -----
Available for future grant                   189,500                             155,000
                                             -------                             -------
Weighted average fair value of
     options granted                                          $3.85                                 $3.18
                                                              =====                                 =====

                                                        1995
                                             ----------------------------
                                                         Weighted Average
                                             Shares       Exercise Price
                                             -------     ----------------

Outstanding at beginning of year              20,538         $20.67
Granted                                      399,234          $2.82
Exercised                                        --             --
Forfieted                                        --             --
                                             -------          -----
Outstanding at end of year                   419,772          $3.69
                                             -------          -----
Exercisable at end of year                   208,772          $3.86
                                             -------          -----
Available for future grant                   185,000
                                             -------
Weighted average fair value of
     options granted                                          $2.54
                                                              =====

The weighted average remaining contractual life for options outstanding at December 31, 1997, 1996 and 1995 was 8 years, 8 years and 9 years, respectively.

Common Stock Warrants

In connection with the June 22, 1995 private placement and the July 17, 1995 private placement (See Note 2), the Company issued 906,500 warrants and 207,500 warrants, respectively each warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.50 per share. In 1997, all of these outstanding warrants were exercised.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In August 1996, the Company granted warrants to purchase 20,000 shares of Common Stock to an individual in exchange for consulting services. These warrants have an exercise price of $6.00 per share, vest immediately, and expire in August 2006. The Company recorded a charge of $25,000, which represents the value of the warrant as determined in accordance with SFAS 123. This charge is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

In April 1996, the Company granted warrants to four employees and one consultant to purchase 925,000 shares of the Company's Common Stock at an exercise price of $4.125 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest at 25% at the date of grant and the remaining 75% vest over 5 years, provided these employees are employed by the Company on the vesting date. These warrants expire in 2006.

In 1997, the Company granted warrants to Princeton University and the University of Southern California under the 1997 Sponsored Research Agreement (see Note 4) to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $7.25 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest immediately upon grant and expire in 2007. Also in 1997, the Company granted warrants to consultants to purchase 200,000 shares of Common Stock at an exercise price of $4.80 per share. These warrants vest immediately upon grant and expire in 2002. The Company valued the warrants in accordance with SFAS 123. The warrants will be expensed over the three year consulting period. In 1997, the Company recorded a charge of $100,000, which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations. The unamortized portion of this charge is recorded as prepaid consulting fee on the accompanying Consolidated Balance Sheet.

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

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    1997              1996             1995
                                -----------       -----------      ------------
    Net Loss:
         As Reported            $(5,927,718)      $(1,768,995)     $(3,072,661)
         Pro Forma               (6,985,174)       (2,432,979)      (3,373,918)

    Net Loss per Share:
         As Reported                  $(.64)            $(.21)           $(.45)
         Pro Forma                    $(.75)             (.29)            (.49)

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 5.9% to 6.7%, 6.6% and 5.9% to 6.1%, expected dividend yields of zero for each year, expected volatility of 81%, 80% and 80% and expected lives of 7 years for each year.

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

7. RESEARCH CONTRACTS

Contract research revenue consists of the following:

                                                                           Year Ended
                                                                        December 31, 1997
                                                                        -----------------
    Department of Defense Advanced  Research Projects Agency (DARPA)         $72,630
    New Jersey Commission on Science and Technology (NJCST)                   15,736
    National Science Foundation (NSF)                                          5,239
                                                                             -------
                                                                             $93,605
                                                                             =======

8. RELATED PARTY TRANSACTIONS

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

In 1997, the Company shared certain administrative support and office space with Global Photonic Energy Corporation managed by certain officers of the Company and in which certain shareholders have a significant minority interest. The officers of the Company are also the officers of this related company. The Company charged Global Photonic Energy Corporation $51,906 in 1997 for these services. This amount is included in receivable from related party on the accompanying consolidated balance sheet.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS

Lease Commitments

The Company has several operating lease arrangements for office space and office equipment. Total rent expense was $78,078 for the year ended December 31, 1997. Minimum future rental payments for operating leases as of December 31, 1997 are as follows:

                            Year              Amount
                            ----             --------
                            1998             $ 91,467
                            1999             $ 88,089
                            2000             $ 84,698
                            2001             $ 35,049
                                             --------
                                             $299,303
                                             ========

10. INCOME TAXES

The components of income taxes are as follows:

                                 December 31, 1997        December 31, 1996           December 31, 1995
                                 -----------------        -----------------           -----------------
Current                             $        --               $      --                   $      --
Deferred                             (2,015,424)               (601,344)                   (966,152)
                                    -----------               ---------                   ---------
                                     (2,015,424)               (601,344)                   (966,152)
Increase in valuation
 allowance provision                  2,015,424                 601,344                     966,152
                                    -----------               ---------                   ---------

                                    $        --               $      --                   $      --
                                    ===========               =========                   =========

The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $5,500,000, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                       December 31, 1997      December 31, 1996
                                       -----------------      -----------------
Gross deferred tax assets
   Net operating loss carryforwards        $2,051,418            $   747,961
   Capitalized start-up costs               1,192,472                590,458
   Capitalized technology license             170,000                170,000
   Other                                      169,030                 59,077
                                          -----------            -----------
                                            3,582,920              1,567,496
Valuation allowance                        (3,582,920)            (1,567,496)
Net deferred tax assets                   $        --            $        --
                                          ===========            ===========


A valuation allowance was established for 100% of the net deferred tax asset, since the Company has incurred substantial operating losses and expects additional losses in 1998. The Company's management has concluded that the realizability of the deferred tax assets is uncertain.

                       UNIVERSAL DISPLAY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Universal Display Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      UNIVERSAL DISPLAY CORPORATION


                      By: /s/ SHERWIN I. SELIGSOHN
                              -----------------------------------------
                              Sherwin I. Seligsohn
                              Chairman of the Board and Chief Executive Officer

                      Date: March 31, 1998
                            --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

         Name                          Title                                  Date
         ----                          -----                                  ----
/s/ SHERWIN I. SELIGSOHN      Chairman of Board and Chief                 March 31, 1998
------------------------      Executive Officer
Sherwin I. Seligsohn


/s/ STEVEN V. ABRAMSON        President, Chief Operating Officer          March 31, 1998
------------------------      and Director
Steven V. Abramson


/s/ SIDNEY D. ROSENBLATT      Executive Vice President, Chief             March 31, 1998
------------------------      Financial Officer, Treasurer,
Sidney D. Rosenblatt          Secretary and Director


/s/ DEAN L. LEDGER            Executive Vice President and Director       March 31, 1998
------------------------
Dean L. Ledger


/s/ ELIZABETH H. GEMMILL      Director                                    March 31, 1998
------------------------
Elizebeth H. Gemmill


/s/ CAMILLE NAFFAH            Director                                    March 31, 1998
------------------------
Camille Naffah