Form 10QSB
period 1998-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 1998-05-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No.  0-28146

                          UNIVERSAL DISPLAY CORPORATION
        (Exact name of small business issuer as specified in its charter)

PENNSYLVANIA                                            23-2372688
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

THREE BALA PLAZA EAST
SUITE 104
BALA CYNWYD, PA                                         19004
------------------------------------------------        -------------
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

                                        Yes   X     No
                                            -----      -----

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes        No
                                            -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998, the registrant had outstanding 10,312,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                                        Yes         No   X
                                            -----      -----

INDEX                                                                     PAGE

Part I - Financial Information

        Item 1. Financial Statements
                Consolidated Balance Sheets
                March 31, 1998 and December 31, 1997 (unaudited)            3

                Consolidated Statements of Operations - Three months
                ended March 31, 1998 and 1997, and inception to date
                (unaudited)                                                 4

                Consolidated Statements of Cash Flows - Three months
                ended March 31, 1998 and 1997, and inception to date
                (unaudited)                                                 5

                Notes to Consolidated Financial Statements (unaudited)    6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9

Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K.                          10

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                    March 31, 1998           December 31,
                                                                             (Unaudited)                 1997
                                                                             ------------            ------------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 2)                                  $    277,602            $     85,470
     Short-term investments (See Note 2)                                        3,873,217               4,539,570
     Contract research receivables                                                152,678                  88,366
     Receivable from related party                                                 51,906                  51,906
     Prepaid consulting fee                                                       401,528                 428,985
     Other current assets                                                          93,265                  89,806
                                                                             ------------            ------------
            Total current assets                                                4,850,196               5,284,103
                                                                             ------------            ------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $47,251 and $39,353                                           52,467                  57,401

DEPOSITS                                                                           76,073                  76,073
                                                                             ------------            ------------

              Total assets                                                   $  4,978,736            $  5,417,577
                                                                             ============            ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                   $    159,607            $    280,240
                                                                             ------------            ------------

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $0.01 per share,
          5,000,000 shares authorized, 200,000 shares
         designated
     Series A  Nonconvertible Preferred
         Stock, par value $.01 per share, 200,000 issued
         and outstanding (liquidation value of
         $1,500,000)                                                                2,000                   2,000
    Common Stock, par value $.01 per share, 25,000,000 shares
        authorized, 10,312,268 and 10,302,268 issued and outstanding
        (see Note 2)                                                              103,123                 103,023
    Additional paid-in capital                                                 15,815,609              15,812,809
    Deficit accumulated during development-stage                              (11,101,603)            (10,780,495)
                                                                             ------------            ------------

         Total shareholders' equity                                             4,819,129               5,137,337
                                                                             ------------            ------------
         Total liabilities and shareholders' equity                          $  4,978,736            $  5,417,577
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three              Period from Inception
                                                   Three Months Ended       Months Ended           (June 17, 1994) to
                                                     March 31, 1998        March 31, 1997          December 31, 1997
                                                   ------------------      --------------         ---------------------

REVENUE:
     Contract research revenue                      $     98,977             $        --           $      192,582
                                                    ------------             ------------          --------------

OPERATING EXPENSES:
    Research and development (See Note 3)                117,633                  298,413               7,347,838
    General and administrative                           360,216                  347,652               4,295,628
                                                    ------------             ------------          --------------

          Total operating expenses                       477,849                  646,065              11,643,466
                                                    ------------             ------------          --------------
                Operating loss                          (378,872)                (646,065)            (11,450,884)

INTEREST INCOME                                           57,764                   45,575                 349,281
                                                    ------------             ------------          --------------

NET LOSS                                             $  (321,108)             $  (600,490)         $  (11,101,603)
                                                    ------------             ------------          --------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                     $     (0.03)             $     (0.07)
                                                    ------------             ------------

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                      10,303,601                8,937,268
                                                    ------------             ------------



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)




                                                                             Three Months                    Period from Inception
                                                                             Ended March 31,                  (June 14, 1994) to
                                                                      1998                   1997                March 31, 1998
                                                                  ------------            ------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                     ($   321,108)           ($   600,490)          ($ 11,101,603)
     Depreciation                                                        7,898                   4,243                  47,251
     Issuance of Common Stock options and warrants                        --                      --                   350,950
     Issuance of Common Stock and warrants in connection
           with amended research and license agreements                   --                      --                 3,120,329
     Acquired in-process technology                                       --                      --                   350,000
     Adjustments to reconcile net loss to net cash used in
           operating activities:
     (Increase) decrease in assets:                                       --                      --                      --
           Contract research receivables                               (64,312)               (152,678)
           Prepaid consulting fees                                      27,457                    --                    27,457
           Receivable from related party                                  --                      --                   (51,906)
           Other current assets                                         (3,459)                   (883)                (93,265)
           Deposits                                                       --                      --                   (76,073)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                      (120,633)                 81,039                 115,447
           Payable to related parties                                     --                      --                   250,000
                                                                  ------------            ------------            ------------

                Net cash used in operating activities                 (474,157)               (516,091)             (7,214,091)
                                                                  ------------            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                         (2,964)                 (4,676)                (99,718)
         Purchases of short-term investments                              --                      --                (7,449,570)
         Proceeds from sale of short-term investments                  666,353                 589,000               3,576,353
                                                                  ------------            ------------            ------------

               Net cash provided by (used in) investing
                 activities                                            663,389                 584,324              (3,972,935)
                                                                  ------------            ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of Common Stock                           2,900                    --                11,464,628
                                                                  ------------            ------------            ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  192,132                  68,233                 277,602

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD
                                                                        85,470                 638,225                    --
                                                                  ------------            ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                         $    277,602            $    706,458            $    277,602
                                                                  ============            ============            ============

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1997.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at March 31, 1998 and December 31, 1997, are classified as short-term investments. At March 31, 1998 and December 31, 1997, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At March 31, 1998 and December 31, 1997, unrealized holding gains or losses were not material.

EQUIPMENT

Equipment is stated at cost and depreciated on a straight-line basis over 3 years.

NET LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statement of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Options and warrants to purchase common stock were outstanding during the three month period ended March 31, 1998 and 1997 but were not included in the computation of diluted net loss per share because they are anitdilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the quarter ended March 31, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commended in 1994 (the "1994 Sponsored Research Agreement") underwhich the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1997 License Agreement and Sponsored Research Agreement, in October 1997, the Company has issued 140,000 common shares and 175,000 warrants to purchase common stock to Princeton University as well as 60,000 common shares and 75,000 warrants to puchase common stock to the University of Southern California.


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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $11,101,603 at March 31, 1998. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

The Company had a net loss of $321,108 (or $.03 per share for the quarter ended March 31, 1998) compared to a loss of $600,490 (or $0.07 per share) for the same period in 1997. The decrease in the net loss was attributed in increased contract revenue and reduced research and development costs. The Company earned $98,977 from contract research revenue in the quarter ended March 31, 1998 compared to no revenue in the same period in 1997. The revenue was derived primarily from a $100,000 grant from the New Jersey Commission on Science and Technology to continue development of OLED technology and to study manufacturing development issues, and additionally from a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency.

Research and development costs were $117,663 for quarter ended March 31, 1998 compared to $298,413 for the same period in 1997. Research and development costs were primarily costs associated with our research being performed at Princeton University by employees of the Company who are visiting researchers at Princeton University. In 1997, the costs were primarily patent expenses in addition to payments under the 1994 Sponsored Research Agreement.

Liquidity and Capital Resources

As of March 31, 1998, the Company had cash of $277,602 and short-term investments of $3,873,217 compared to cash of $85,470 and short-term investments of $4,539,570 at December 31, 1997. During 1997, private placement warrants to purchase 1,124,000 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $3,940,800 to the Company.

The Company anticipates, based on management's internal forecasts and assumptions relating to it operations (including assumptions regarding work capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for at least the current fiscal year. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

The Company is currently in the process of evaluating its information technology infrastructure for year 2000 compliance. The Company does not expect that the cost to modify such infrastructure to Year 2000 compliance will be material to its financial condition or results of the operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

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

                                          UNIVERSAL DISPLAY CORPORATION


                                           /s/ Sidney D. Rosenblatt
             Date: May 14, 1998           -------------------------------
                                          Sidney D. Rosenblatt
                                          (Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary)

                                  EXHIBIT INDEX




Exhibit                                                       Sequential
Number            Description                                  Page No.
------            -----------                                  --------

27                Financial Data Schedule                          14