Form 10QSB
period 1998-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 1998-08-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  --------------
Commission File No.  0-28146

                          UNIVERSAL DISPLAY CORPORATION
        (Exact name of small business issuer as specified in its charter)

PENNSYLVANIA                                            23-2372688
------------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

THREE BALA PLAZA EAST
SUITE 104
BALA CYNWYD, PA                                         19004
---------------------                                   -----
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998, the registrant had outstanding 10,312,268 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                                   Yes      No  X
                                      -----   -----

INDEX                                                                                     PAGE
-----                                                                                     ----
Part I - Financial Information

        Item 1. Financial Statements
                Consolidated Balance Sheets
                June 30, 1998 (unaudited) and December 31, 1997                             3

                Consolidated Statements of Operations - Three months
                ended June 30, 1998 and 1997, and inception to date (unaudited)             4

                Consolidated Statement of Operations - Six months
                ended June 30, 1998 and 1997, and inception to date (unaudited)             5

                Consolidated Statements of Cash Flows - Six months
                ended June 30, 1998 and 1997, and inception to date (unaudited)             6

                Notes to Consolidated Financial Statements (unaudited)                    7-9

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                               9

Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K.                                          11

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                              June 30, 1998             December 31,
                                                                       (Unaudited)                  1997
                                                                       --------------           ------------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 2)                             $    256,389            $     85,470
     Short-term investments (See Note 2)                                   3,443,520               4,539,570
     Contract research receivables                                            36,143                  88,366
     Receivable from related party                                            51,906                  51,906
     Prepaid consulting fee                                                  357,446                 428,985
     Other current assets                                                     99,190                  89,806
                                                                        ------------            ------------
            Total current assets                                           4,244,594               5,284,103
                                                                        ------------            ------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $55,270 and $39,353                                      44,824                  57,401

DEPOSITS                                                                      76,073                  76,073
                                                                        ------------            ------------

              Total assets                                              $  4,365,491            $  5,417,577
                                                                        ============            ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $    178,021            $    280,240
                                                                        ------------            ------------

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $0.01 per share,
          5,000,000 shares authorized, 200,000 shares
         designated
     Series A  Nonconvertible Preferred
         Stock, par value $.01 per share, 200,000 issued
         and outstanding (liquidation value of $1,500,000)                     2,000                   2,000
    Common Stock, par value $.01 per share, 25,000,000 shares
        authorized, 10,312,268 and 10, 302, 268 issued and
        outstanding (see Note 2)                                             103,123                 103,023
    Additional paid-in capital                                            15,815,609              15,812,809
    Deficit accumulated during development-stage                         (11,733,262)            (10,780,495)
                                                                        ------------            ------------

         Total shareholders' equity                                        4,187,470               5,137,337
                                                                        ------------            ------------
         Total liabilities and shareholders' equity                     $  4,365,491            $  5,417,577
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months       Three Months        Period from Inception
                                                        Ended              Ended            (June 17, 1994) to
                                                    June 30, 1998      June 30, 1997           June 30, 1998
                                                    -------------      -------------           -------------
REVENUE:

     Contract research revenue                     $     99,388         $       --              $    291,970
                                                   ------------         ------------            ------------

OPERATING EXPENSES:
    Research and development (See Note 3)               327,311              415,064               7,675,149
    General and administrative                          460,988              430,213               4,756,616
                                                   ------------         ------------            ------------

          Total operating expenses                      788,299              845,277              12,431,765
                                                   ------------         ------------            ------------
                Operating loss                         (688,911)            (845,277)            (12,139,795)

INTEREST INCOME                                          57,253               35,562                 406,534
                                                   ------------         ------------            ------------

NET LOSS                                           $   (631,658)        $   (809,715)           $(11,733,261)
                                                   ------------         ------------            ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                   $      (0.06)        $      (0.09)
                                                   ------------         ------------

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER COMMON SHARE          10,312,268            8,937,268
                                                   ------------         ------------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Six Months                    Period From
                                                           Ended June 30,                   Inception
                                                          --------------                (June 17, 1994) to
                                                     1998                1997             June 30, 1998
                                                     ----                ----             -------------
REVENUE:

      Contract research revenue                  $    198,365         $       --           $    291,970
                                                 ------------         ------------         ------------

OPERATING EXPENSES:
    Research and development (See Note 3)             444,944              713,477            7,675,149
    General and administrative                        821,204              777,865            4,756,616
                                                 ------------         ------------         ------------

          Total operating expenses                  1,266,148            1,491,342           12,431,765
                                                 ------------         ------------         ------------
                Operating loss                     (1,067,783)           1,491,342)         (12,139,795)
                                                 ------------         ------------         ------------

INTEREST INCOME                                  $    115,017         $     81,137         $    406,534
                                                 ------------         ------------         ------------

NET LOSS                                         $   (952,766)        $  1,410,205)        $(11,733,261)
                                                 ------------         ------------         ------------

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                     $      (0.09)        $      (0.16)
                                                 ------------         ------------

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED NET
LOSS PER COMMON SHARE                              10,307,268            8,937,268
                                                 ------------         ------------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six Months                Period from Inception
                                                                          Ended June 30,               (June 14, 1994) to
                                                                   1998                 1997             June 30, 1998
                                                                   ----                 ----             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                      ($952,766)         ($1,410,205)        ($11,733,261)
     Depreciation                                                     15,917               12,728               55,270
     Issuance of Common Stock options and warrants                      --                   --                350,950
     Issuance of Common Stock and warrants in connection
           with amended research and license agreements                 --                   --              3,120,329
     Acquired in-process technology                                     --                   --                350,000
     Adjustments to reconcile net loss to net cash used
      in operating activities:
     (Increase) decrease in assets:
           Contract research receivables                              52,223                 --                (36,143)
           Prepaid consulting fees                                    71,539                 --                 71,539
           Receivable from related party                                --                   --                (51,906)
           Other current assets                                       (9,384)               1,594              (99,190)
           Deposits                                                     --                 17,345              (76,073)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                    (102,219)              44,248              133,861
           Payable to related parties                                   --                   --                250,000
                                                                   ---------           ----------          -----------

                Net cash used in operating activities               (924,690)          (1,334,290)          (7,664,624)
                                                                   ---------           ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                       (3,341)              (8,474)            (100,095)
         Purchases of short-term investments                                                 --             (7,449,570)
         Proceeds from sale of short-term investments              1,096,050            1,482,000            4,006,050
                                                                   ---------           ----------          -----------

               Net cash provided by (used in) investing            1,092,709            1,473,526           (3,543,615)
                                                                   ---------           ----------          -----------
activities

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of Common Stock                         2,900                 --             11,464,628
                                                                   ---------           ----------          -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                170,919              139,236              256,389

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD
                                                                      85,470              638,225                 --
                                                                                       ----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD:                           $256,389           $  777,461          $   256,389
                                                                   =========           ==========          ===========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. - BACKGROUND

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode ("OLED") technology for flat panel display applications.

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at June 30, 1998 and December 31, 1997, are classified as short-term investments. At June 30, 1998 and December 31, 1997, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At June 30, 1998 and December 31, 1997, unrealized holding gains or losses were not material.

EQUIPMENT

Equipment is stated at cost and depreciated on a straight-line basis over 3 years.

NET LOSS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which superscedes APB Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statement of Operations. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock.

Options and warrants to purchase common stock were outstanding during the three month and six month periods ended June 30, 1998 and 1997 are not included in the computation of diluted net loss per share because they are antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the three and six months ended June 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commended in 1994 (the "1994 Sponsored Research Agreement") under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1997 License Agreement and Sponsored Research Agreement, in October 1997, the Company has issued 140,000 common shares and 175,000 warrants to purchase common stock to Princeton University as well as 60,000 common shares and 75,000 warrants to puchase common stock to the University of Southern California.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $11,733,262 at June 30, 1998. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

The Company had a net loss of $631,658 (or $.06 per share) for the quarter ended June 30, 1998 compared to a loss of $809,715 (or $0.09 per share) for the same period in 1997. The decrease in the net loss was attributed to increased contract revenue and reduced research and development costs. The Company earned $99,388 from contract research revenue in the quarter ended June 30, 1998 compared to no revenue in the same period in 1997. The revenue was derived primarily from a $100,000 grant from the New Jersey Commission on Science and Technology to continue development of OLED technology and to study manufacturing development issues, and additionally from a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency.

Research and development costs were $327,311 for the quarter ended June 30, 1998 compared to $415,064 for the same period in 1997. Research and development costs were lower in 1998 compared to 1997 because the 1997 Sponsored Research Agreement does not require payments to be made until July, 1998. Research and development costs were primarily costs associated with research being performed at Princeton University by employees of the Company and patent expenses. In 1997, the costs were primarily patent expenses and payments under the 1994 Sponsored Research Agreement.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company had a net loss of $952,766 (or $.09 per share) for the six months ended June 30, 1998 compared to a loss of $1,410,205 (or $.16 per share) for the same period in 1997. The decrease of $457,439 was primarily attributed to a decrease in research and development expenses due to the payment schedule of the 1997 Sponsored Research Agreement.

Research and development costs were $444,944 for the six months ending June 30, 1998 compared to $713,477 for the same period in 1997. The 1998 costs were primarily associated with our research being performed at Princeton University by employees of the Company and patent expenses. The 1997 costs were primarily associated with payments to Princeton under the 1994 Sponsored Research Agreement and patent costs.

Liquidity and Capital Resources

As of June 30, 1998, the Company had cash of $256,389 and short-term investments of $3,443,520 compared to cash of $85,470 and short-term investments of $4,539,570 at December 31, 1997. During 1997, private placement warrants to purchase 1,124,000 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $3,940,800 to the Company.

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

                                  UNIVERSAL DISPLAY CORPORATION


                                  /s/ Sidney D. Rosenblatt
Date:  August 14, 1998           -------------------------------
                                 Sidney D. Rosenblatt
                                 (Executive Vice President, Chief
                                 Financial Officer, Treasurer and
                                 Secretary)

                                  EXHIBIT INDEX




Exhibit                                                      Sequential
Number                   Description                          Page No.
-------                  -----------                         ----------
27                  Financial Data Schedule                      15