Form 10QSB
period 1998-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 1998-11-16
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-28146

                          UNIVERSAL DISPLAY CORPORATION
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

           PENNSYLVANIA                                       23-2372688
   --------------------------------                       -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

             THREE BALA PLAZA EAST
                  SUITE 104
                BALA CYNWYD, PA                                 19004
    ---------------------------------------                   ----------
    (Address of principal executive offices)                  (Zip Code)

                                 (610) 617-4010
                 -----------------------------------------------
                (Issuer's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_  No __


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

As of September 30, 1998, the registrant had outstanding 10,312,943 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                                  Yes __ No _X_

INDEX                                                                                                                          PAGE
-----                                                                                                                          ----
Part I - Financial Information

        Item 1. Financial Statements
                Consolidated Balance Sheets -
                September 30, 1998 (unaudited) and December 31, 1997                                                             3

                Consolidated Statements of Operations - Three months
                ended September 30, 1998 and 1997, and inception to September 30, 1998 (unaudited)                               4

                Consolidated Statement of Operations - Nine months                                                               5
                ended September 30, 1998 and 1997, and inception to September 30, 1998 (unaudited)

                Consolidated Statements of Cash Flows - Nine months
                ended September 30, 1998 and 1997, and inception to September 30, 1998 (unaudited)                               6

                Notes to Consolidated Financial Statements (unaudited)                                                         7-9

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                                    9

Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K.                                                                               11

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                 ASSETS                                         September 30, 1998           December 31, 1997
                                                                                   (unaudited)
                                                                             -------------------------     ----------------------
  CURRENT ASSETS:
    Cash and cash equivalents (See Note 2)                                   $        54,491   $                 85,470
    Short-term investments (See Note 2)                                            2,910,295                  4,539,570
    Contract research receivables                                                     83,481                     88,366
    Receivable from related party                                                     51,906                     51,906
    Prepaid consulting fee                                                           334,906                    428,985
    Other current assets                                                             101,101                     89,806
                                                                                ------------               ------------
           Total current assets                                                    3,536,180                  5,284,103
                                                                                ------------               ------------

  PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $63,336 and $39,353                                               44,355                     57,401

  DEPOSITS                                                                            76,073                     76,073
                                                                                ------------               ------------

             Total assets                                                    $     3,656,608   $              5,417,577
                                                                                ============               ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                    $       214,288   $                280,240
                                                                                ------------               ------------

  SHAREHOLDERS' EQUITY
    Preferred Stock, par value $0.01 per share,
       5,000,000 shares authorized, 200,000 shares
       designated
    Series A  Nonconvertible Preferred
      Stock, par value $.01 per share, 200,000 issued
      and outstanding (liquidation value of $1,500,000)                                2,000                      2,000
    Common Stock, par value $.01 per share, 25,000,000 shares
      authorized, 10,312,943 and 10,302,268 issued and
      outstanding (see Note 2)                                                       103,130                    103,023
    Additional paid-in capital                                                    15,817,965                 15,812,809
    Deficit accumulated during development-stage                                 (12,480,775)               (10,780,495)
                                                                                ------------               ------------

      Total shareholders' equity                                                   3,442,320                  5,137,337
                                                                                ------------               ------------
      Total liabilities and shareholders' equity                             $     3,656,608   $              5,417,577
                                                                                ============               ============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                                                                    Period from Inception
                                                              Three Months Ended                      (June 17, 1994) to
                                                              September 30, 1998                      September 30, 1998
                                                              ------------------                      ------------------
                                                           1998                   1997
                                                           ----                   ----
REVENUE:

     Contract research revenue                   $             83,341   $                --      $            375,311
                                                          -----------             ---------              ------------

OPERATING EXPENSES:
    Research and development (See Note 3)                     426,270               210,598                 8,101,725
    General and administrative                                436,000               511,652                 5,193,310
                                                                                  ---------              ------------

          Total operating expenses                            862,270               722,250                13,295,035
                                                          -----------             ---------              ------------
                Operating loss                               (778,929)             (722,250)              (12,919,724)

INTEREST INCOME                                                32,415                25,480                   438,949
                                                          -----------             ---------              ------------

NET LOSS                                         $           (746,514)  $          (696,770)      $       (12,480,775)
                                                          -----------             ---------              ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                 $              (0.07)  $             (0.08)
                                                          -----------             ---------

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                           10,312,583             9,150,689
                                                           ----------             ---------




        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                                     Nine Months                      Period From
                                                                 Ended September 30,                   Inception
                                                                 -------------------                (June 17, 1994) to
                                                              1998                  1997            September 30, 1998
                                                              ----                  ----            ------------------
REVENUE:

      Contract research revenue                       $           281,706     $              --     $           375,311
                                                              -----------           -----------            ------------

OPERATING EXPENSES:
    Research and development (See Note 3)                         871,520               924,075               8,101,725
    General and administrative                                  1,257,898             1,288,985               5,193,310
                                                              -----------           -----------            ------------

          Total operating expenses                              2,129,418             2,213,060              13,295,035
                                                              -----------           -----------            ------------
                Operating loss                                 (1,847,712)           (2,213,060)            (12,919,724)
                                                               -----------           -----------           ------------

INTEREST INCOME                                       $           147,432     $         106,617     $           438,949
                                                              -----------           -----------            ------------

NET LOSS                                              $        (1,700,280)    $      (2,106,443)    $       (12,480,775)
                                                              -----------           -----------            ------------

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                          $             (0.17)    $           (0.23)
                                                              -----------           -----------

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED NET
LOSS PER COMMON SHARE                                          10,309,481             9,009,190
                                                              -----------           -----------





        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months             Period from Inception
                                                                             Ended September 30,           (June 14, 1994) to
                                                                             1998           1997           September 30, 1998
                                                                             ----           ----           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                            ($1,700,280)   ($2,106,443)          (12,480,775)
     Depreciation                                                             23,983         23,955                63,336
     Amortization of Prepaid consulting fees                                  94,079             --                94,079
     Issuance of Common Stock options and warrants                                --        100,000               350,950
     Issuance of Common Stock and warrants in connection
           with amended research and license agreements                           --             --             3,120,329
     Acquired in-process technology                                               --             --               350,000
     Adjustments to reconcile net loss to net cash used in
          operating activities:
     (Increase) decrease in assets:
           Contract research receivables                                       4,885             --               (83,481)
           Receivable from related party                                          --             --               (51,906)
           Other current assets                                              (11,295)        26,983              (101,101)
           Deposits                                                               --         17,346               (76,073)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                             (65,952)        20,413               170,128
           Payable to related parties                                             --             --               250,000
                                                                                  --             --                -------

                Net cash used in operating activities                     (1,654,580)    (1,917,746)           (8,394,514)
                                                                         -----------    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                              (10,937)        (8,475)             (107,691)
         Purchases of short-term investments                                      --             --            (7,449,570)
         Proceeds from sale of short-term investments                      1,629,275      1,281,000             4,539,275
                                                                         -----------    -----------           -----------

               Net cash provided by (used in) investing activities         1,618,338      1,272,525            (3,017,986)
                                                                         -----------    -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of Common Stock                                 5,263      3,903,350            11,466,991
                                                                         -----------    -----------           -----------

INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS
                                                                             (30,979)     3,258,129                54,491

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD
                                                                              85,470        638,225                     0
                                                                         -----------    -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD:                                 $   54,491     $3,896,354            $   54,491
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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at September 30, 1998 and December 31, 1997, are classified as short-term investments. At September 30, 1998 and December 31, 1997, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At September 30, 1998 and December 31, 1997, unrealized holding gains or losses were not material.

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

Options and warrants to purchase common stock were outstanding during the three month and nine month periods ended September 30, 1998 and 1997 are not included in the computation of diluted net loss per share because they are antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the three and nine months ended September 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $12,480,775 at September 30, 1998. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company had a net loss of $746,514 (or $.07 per share) for the quarter ended September 30, 1998 compared to a loss of $696,770 (or $0.08 per share) for the same period in 1997. The increase in the net loss was attributed to increased research and development costs. The Company earned $83,341 from contract research revenue in the quarter ended September 30, 1998 compared to no revenue in the same period in 1997. The revenue was derived primarily from a $100,000 grant from the New Jersey Commission on Science and Technology to continue development of OLED technology and to study manufacturing development issues, from a $100,000 Phase I STTR grant from the National Science Foundation, and additionally from a subcontract under a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency.

Research and development costs were $426,270 for the quarter ended September 30, 1998 compared to $210,598 for the same period in 1997. Research and development costs were higher in 1998 compared to 1997 primarily because of an increase in research being performed at Princeton University and by employees of the Company and increased patent expenses. In 1997, research and development costs consisted primarily of patent expenses and payments under the 1994 Sponsored Research Agreement.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company had a net loss of $1,700,280 (or $.17 per share) for the nine months ended September 30, 1998 compared to a loss of $2,106,443 (or $.23 per share) for the same period in 1997. The decrease of $406,163 was primarily attributed to increased contract revenue in 1998 of $281,706 and to a decrease in research and development expenses due to the payment schedule of the 1997 Sponsored Research Agreement.

Research and development costs were $871,520 for the nine months ending September 30, 1998 compared to $924,075 for the same period in 1997. The 1998 costs were primarily associated with the research being performed at Princeton University, by employees of the Company and patent expenses. The 1997 costs were primarily associated with payments to Princeton University under the 1994 Sponsored Research Agreement and patent costs.

Liquidity and Capital Resources

As of September 30, 1998, the Company had cash of $54,491 and short-term investments of $2,910,295 compared to cash of $85,470 and short-term investments of $4,539,570 at December 31, 1997. During 1997, private placement warrants to purchase 1,124,000 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $3,940,800 to the Company.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations until at least June 30, 1999. Management believes that additional financing sources for the Company include long and short borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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

Exhibit Number
--------------


27                        Financial Data Schedule

(B) REPORTS ON FORM 8-K:

None to report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNIVERSAL DISPLAY CORPORATION


                                                /s/ Sidney D. Rosenblatt
               Date:  November 15, 1998         -------------------------------
                                                Sidney D. Rosenblatt
                                                (Executive Vice President, Chief
                                                Financial Officer, Treasurer and
                                                Secretary)

                                  EXHIBIT INDEX




Exhibit                                                           Sequential
Number                     Description                             Page No.
------                     -----------                             --------

27                  Financial Data Schedule                           15

November 15, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:      Quarterly Report of Universal Display Corporation on Form 10-QSB

Ladies and Gentlemen:

Enclosed for filing on behalf of Universal Display Corporation is a copy of the Quarterly Report of Universal Display Corporation on Form 10-QSB for the period ended September 30, 1998.


Sincerely,



Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer


SDR:kss
Enclosure

cc:      Steven V. Abramson
         Stephen M. Goodman, Esq.
         Alan Singer, Esq.