Form 10KSB
period 1998-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 1999-04-01
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________


                         Commission File Number 1-12031

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock reported by The Nasdaq Stock Market on March 17, 1999, was approximately $22,734,452. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates. As of March 17, 1999, the Registrant had outstanding 10,348,073 shares of Common Stock.

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 23, 1999 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1.           BUSINESS

ITEM 2.           PROPERTIES

ITEM 3.           LEGAL PROCEEDINGS

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANTS COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.           FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT

ITEM 10.          EXECUTIVE COMPENSATION

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

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

One technology platform being researched by the Company and its Research Partners is based upon the ability to create a transparent organic display. In the March 7, 1996 issue of the scientific journal Nature, the researchers at Princeton University and USC announced the laboratory demonstration of the first transparent, thin film organic light emitting device, ("TOLED") which is believed to be the crucial first step toward realizing high-definition, full-color organic displays. In addition, it provides the ability to develop head up, transparent and high contrast displays using organic materials. In December 1997, a U.S. patent was issued respecting aspects of the TOLED technology. See "Business--Intellectual Property"

A second technology platform being researched by the Company and its Research Partners is based upon the vertically stacked pixel structure. In the June 27, 1997 issue of the scientific journal Science, the researchers at Princeton University and USC announced the laboratory demonstration of an independently controlled, tunable three color organic light emitting device employing a novel vertically stacked pixel architecture ("SOLED") which stacks the red, green and blue pixels on top of each other, rather than side by side as in CRTs and LCD's, theoretically providing for very high image resolution, since one pixel can occupy the same space as three or more pixels would in a side by side architecture. The SOLED, which was made possible by the creation of the TOLED, permits the independent tuning of color, greyscale and intensity and is expected to allow an individual pixel to emit red, blue and green, either at the same time or separately. Combinations of such colors create additional colors so that each individual pixel will be capable of producing a full range of colors. In 1998, four U.S. patents were issued respecting aspects of the SOLED technology.
See: "Business--Intellectual Property"

A third technology platform being researched by the Company and its Research Partners is the ability to fabricate organic displays on flexible substrates. In the February 1, 1997 issue of the scientific journal, Optics Letters, the researchers at Princeton University and USC announced the laboratory demonstration of an OLED deposited on a flexible plastic film ("FOLED"). Flat panel displays are commonly built on glass. The Company believes that this is the first time that small molecule organic layers have been deposited on a flexible plastic substrate, flexibility being a property that was previously believed to be unique to polymer materials. This development may also allow the potential for fabricating FOLED products using low cost "roll to roll" processing methods. In 1998, one U.S. Patent was issued respecting aspects of FOLED technology.

A fourth technology platform being researched by the Company and its Research Partners is based upon the ability to fabricate an optically pumped organic laser. In the September 25, 1997 issue of the scientific journal Nature, the researchers at Princeton University and USC announced what they believed to be the first evidence of lasing from vacuum deposited thin films of organic molecules. The Company believes this is a significant first step towards the realization of a electrically pumped solid state lasers based on organic thin films

While significant advances have been made in the research on OLEDs being sponsored by the Company, substantial additional research and development work needs to be performed before products utilizing this technology are manufactured and sold, including issues of operating life, reliability, the development of additional and more fully saturated colors, integration with drive electronics and issues related to scalability into a production environment and cost effective fabrication technologies for monochrome, transparent, flexible and full color, large area and small area applications. The development of an electrically pumped laser is also necessary before products based on the organic laser are manufactured and sold.

There can be no assurance that the necessary research and development work will be successfully completed and that the Company or its Licensees will successfully commercialize any products based upon its proprietary technology.

                     Commercialization Strategy and Markets

The Company's present commercialization strategy is to continue the research and development of OLED technology and to license the technology or enter into joint ventures or other strategic relationships with experienced manufacturers (who may have much of the needed infrastructure already in place) and users of display products for the manufacture, distribution and sale of OLED display products or laser products. The Company does not presently intend to become a volume manufacturer.

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

The Company is part of a team that includes Princeton University, the University of Southern California, and Hughes Research Laboratories that was awarded a $3 million research contract from the U.S.Department of Defense Advanced Research Projects Agency ("DARPA") to fund the development of "Multi-Color Ultralightweight Organic Light Emitting Diode (OLED) Displays." The three year contract commenced September 1, 1997 and the Company expects to receive approximately $700,000 for its part of the project relating principally to the fabrication of prototypes and reliability improvements. As of December 31, 1998 the Company has recognized $262,638 in revenue related to DARPA.

In September 1997, the Company and Princeton University were jointly awarded a $100,000 Phase I grant by the National Science Foundation ("NSF") under the Small Business Technology Transfer Program for further development of its OLED technology principally related to more fully saturated colors. The Company completed the Phase I grant and has submitted a Phase II proposal for additional funding from the NSF.

The Company is a member of the United States Display Consortium ("USDC"), a cooperative industry/government effort aimed at developing an infrastructure to support a North American flat panel display infrastructure. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 130 members, as well as support from DARPA. The Company is one of 16 members on the Governing Board of USDC.

                            Research and Development

Research relating to the OLED technology is being conducted at Princeton University's Advanced Technology Center for Photonics and Optoelectronic Materials and at the USC Synthetic Materials Laboratories (on a subcontract basis with Princeton University). In October 1997, the Company entered into a new five year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for research activities related to Organic Light Emitters, which continues and expands the scope of the Sponsored Research Agreement dated August 1, 1994 (the "1994 Sponsored Research Agreement"). In October 1997, the Company, Princeton University and USC also entered into an Amended License Agreement (the "1997 License Agreement). See "Business--Intellectual Property". The development of commercially viable applications for the OLED technology is principally dependent on the success of the research efforts of Dr. Stephen Forrest and Dr. Mark Thompson (the "Principal Investigators") conducted pursuant to such agreements. The scope and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the Principal Investigators. In addition to the Sponsored Research Agreement, UDC currently has 5 engineers working as guest researchers at Princeton University's Manufacturing Technologies Development facility, where they are engaged in fabricating prototypes and product and process development.

The Company paid Princeton University $125,842 in 1998 pursuant to the 1997 Sponsored Research Agreement. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 thorough July 2002, which period is subject to extension. The 1997 Sponsored Research Agreement provides that if Dr. Forrest is unavailable to continue to serve as a Principal Investigator, either because he is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the 1997 Sponsored Research Agreement. The Company believes that additional research and development efforts are required for the development of products based upon the OLED technology. See "Business--The Company's OLED Technology". Loss to the Company of the Principal Investigators' services or termination of the 1997 Sponsored Research Agreement would have a material adverse effect on the Company.

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

Ten patents have been issued to Princeton University and the University of Southern California by the U.S. Patent and Trademark Office in connection with the Sponsored Research. Princeton University and USC have filed approximately 40 additional patent applications relating to the OLED technology in the United States, and have filed for intellectual property protection internationally. In addition, the Company has obtained an exclusive worldwide royalty-free license from USC (the "USC License") to manufacture and market products based on inventions claimed in a patent issued to USC in May 1994, relating to, among other things, a method of depositing ultra-thin, very smooth, ordered organic layers using vacuum deposition.

Under an Interinstitutional Agreement between Princeton University and USC, Princeton University manages the intellectual property rights being developed pursuant to the 1994 and 1997 Sponsored Research Agreement and licensed to the Company pursuant to the 1997 License Agreement, and the Company is required to reimburse Princeton University for all costs incurred in filing, prosecuting and maintaining patent applications and patents.

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

There can be no assurance that patents applied for will be obtained or that any such patents will afford the Company and Princeton University commercially significant protection of its OLED technology. In addition, the patent laws of other countries may differ from those of the United States as to the patentability of the OLED technology and the degree of protection afforded. Other companies and institutions may independently develop equivalent or superior technologies and may obtain patent or similar rights with respect thereto. There are a number of other companies and organizations that have been issued patents and are filing additional patent applications relating to OLED technology including Eastman Kodak Company and the companies described in "Competition" below. There can be no assurance that the exercise of the Company's licensing rights respecting its OLED technology being developed by Princeton University and USC will not infringe on the patents of others. In the event of infringement, the Company and Princeton University could, under certain circumstances, be required to obtain a license or modify its methods or other aspects of the OLED technology. Under the 1997 License Agreement, the Company has the right to prosecute at it's own expense any infringement of the patent rights. Princeton is entitled to 23% of the net proceeds, if any, received from final judgments in infringement actions respecting the patent rights.

In connection with the 1997 License Agreement and the 1997 Sponsored Research Agreement, the Company issued to Princeton University 140,000 shares of Common Stock and 10 year warrants to purchase 175,000 shares of common stock at an exercise price of $7.25 per share. The Company also issued to USC 60,000 shares of Common Stock and 10 year warrants to purchase 75,000 shares of common stock at an exercise price of $7.25 per share. Under the 1997 License Agreement, the Company is required to use commercially reasonable efforts to bring the OLED technology to market. This requirement is deemed satisfied provided the Company performs its obligations under the 1997 Sponsored Research Agreement, and, upon expiration or termination thereof, the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the OLED technology. Princeton University has the right to terminate the 1997 License Agreement in certain specified circumstances, and prior to any termination, all disputes under the 1997 License Agreement and the 1997 Sponsored Research Agreement are subject to mediation and arbitration, except those relating to the validity, construction or effect of patents.

The United States government, through DARPA, has provided funding to Princeton University and the Company for research activities related to certain aspects of its OLED technology. In the event that all or certain aspects of its OLED technology developed (if any) from the Company's funding to Princeton University is deemed to fall within the planned and committed activities of DARPA's funding, the federal government, pursuant to federal law, could have certain rights relating to the OLED technology, including a license to practice or have practiced on its behalf any such technology and, if the federal government determines that the Company has not taken effective steps to achieve practical application of such technology in a field of use in a reasonable time, require the Company to grant licenses to other parties in any such field of use. In addition, the federal government's rights could restrict the Company's ability to market the OLED technology to the federal government for military and other applications which could have a material adverse effect on the Company. There can be no assurance as to which aspects of the OLED technology the federal government has any rights and the extent of such rights. Continued funding of Princeton University's research activities by the federal government, which is anticipated, may give the federal government rights to aspects of the OLED technology developed in the future.

In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license third parties without repayment of any funds provided under the 1994 Sponsored Research Agreement.

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

                                    Employees

The Company has sixteen employees, nine of whom are full-time employees.

                                   Facilities

The Company's corporate offices are located at Three Bala Plaza East, Suite 104, Bala Cynwyd, Pennsylvania.

ITEM 2.           PROPERTIES

The Company currently leases approximately 2,700 square feet of office space in Bala Cynwyd, Pennsylvania. The Company also leases approximately 900 square feet in Princeton, New Jersey, and certain of its employees are guest researchers at the Princeton University Center for Photonic and Optoelectronic Research, ("POEM") where they are entitled to use the laboratories and facilities. The Company also leases approximately 620 square feet in Coeur D'Alene, Idaho. Effective January 1, 1999, the Company has also leased an 11,000 square foot facility near Princeton, New Jersey.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:

Name                           Age       Position
----                           ---       --------
Sherwin I. Seligsohn           63        Chairman, Chief Executive Officer and
                                          Director
Steven V. Abramson             47        President, Chief Operating Officer and
                                          Director
Sidney D. Rosenblatt           51        Executive Vice President, Chief
                                          Financial Officer, Treasurer,
                                          Secretary and Director

Executive Officers are elected annually and hold office until their successors are elected and qualified.

         Sherwin I. Seligsohn has been Chairman and Chief Executive Officer of the Company since the Company's inception. He was President of the Company until May 1996. Mr. Seligsohn founded, and since August 1991 has served as sole Director, Chairman, President and Secretary of, American Biomimetics Corporation ("ABC"), International Multi-Media Corporation ("IMMC"), and Wireless Unified Network Systems Corporation ("WUNSC"). He is also Chairman and Chief Executive Officer of Global Photonic Energy Corporation ("Global"). From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. ("InterDigital"), formerly International Mobile Machines Corporation. Mr. Seligsohn was the founder of InterDigital and from August 1972 to June 1990 served as its Chairman. Mr. Seligsohn is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University.

         Steven V. Abramson joined Universal Display Corporation as President and Chief Operating Officer in May 1996. He is also a member of the Board of Directors. Mr. Abramson is also a member of the Board of Directors of Global. From March, 1992--May, 1996 he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc. a worldwide environmental consulting and engineering firm. From 1982-1991 he was with InterDigital, where he held various positions, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Advisory

Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University and a member of the Board of Governors of the USDC.

         Sidney D. Rosenblatt has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since June 1995. He has been a member of the Board of Directors since May 1996. Mr. Rosenblatt is also Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Global, and a member of its Board of Directors. Mr. Rosenblatt is the owner of and has served as the President of S. Zitner Company from August 1990 through December 1998. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital. Mr. Rosenblatt sits on the Board of Directors and Executive Committee for the Greater Philadelphia Chamber of Commerce, Chairman of the Board for the Small Business Division of the Greater Philadelphia Chamber of Commerce and sits on various Boards for non-profit organizations.

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

                                                                High       Low
                                                                Close      Close
      1996
           Second Quarter (from April 11, 1996)                10 1/2     4
           Third Quarter                                       8          4 5/8
           Fourth Quarter                                      6 5/8      4 3/4
      1997
           First Quarter                                       7 3/8      3 5/8
           Second Quarter                                      5 3/4      3 7/8
           Third Quarter                                       6          4
           Fourth Quarter                                      7 7/8      4 1/4
      1998
          First Quarter                                        6 11/16   4 17/32
          Second Quarter                                       6 17/32   5  1/2
          Third Quarter                                        6 3/4     3 9/16
          Fourth Quarter                                       5 1/8     3 9/16


         As of March 17, 1999, there were more than 300 holders of the Company's Common Stock. The Company's Common Stock is listed on The Nasdaq SmallCap Market under the symbol PANL.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

General

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in the research and development and commercialization of its OLED technology for use in flat panel displays and other applications. To date, the Company has generated minimal revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, it successfully demonstrates that its OLED technology is commercially viable for one or more flat panel display and other applications and enters into license agreements, joint ventures or strategic alliances with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $13,574,337 at December 31, 1998.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

The Company had a net loss of $2,793,842(or $.27 per share) for the year ended December 31, 1998 compared to a net loss of $5,927,718 (or $.64 per share) for the year ended December 31, 1997. The decrease in the net loss was primarily attributable to the decrease in research and development expenses, which in 1997 included a non-cash expense related to the value of Common Stock and warrants issued to Princeton University and USC in the amount of $3,120,392, or .34 per share. The Company earned $368,794 from contract research revenue in 1998 compared to $93,605 in 1997. The revenue was derived primarily from a subcontract with Princeton University pursuant to a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Projects Administration, a National Science Foundation grant and a grant from the New Jersey Commission on Science and Technology.

Research and development expenses were $1,419,394 for the year ended December 31, 1998 compared to $4,207,898 for the year ended December 31, 1997. For the year ended December 31, 1998, research and development expenses consisted of (i) payments in the amount of $125,842 to Princeton University under the 1997 Sponsored Research Agreement; (ii) payments in the amount of $630,929 for patent applications, prosecution and other intellectual property rights; and (iii) costs in the amount of $662,623 associated with the Company's development team located at Princeton. Research and development expenses for the same period in 1997 consisted of (i) the issuance of common stock and warrants in connection with the Company's 1997 Sponsored Research Agreement, which resulted in a non-cash charge of $3,120,329; (ii) payments in the amount of $347,374 to Princeton University under the 1994 Sponsored Research Agreement; and (iii) payments in the amount of $740,195 for patent applications, prosecution, and other intellectual property rights expenses.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

The Company had a net loss of $5,927,718(or $.64 per share) for the year ended December 31, 1997 compared to a net loss of $1,768,995 (or $.21 per share) for the year ended December 31, 1996. The increase in the net loss was primarily attributable to increased research and development expenses of which $3,120,392, or .34 per share, was a non-cash expense related to the value of Common Stock and warrants issued to Princeton University and USC, and increased general and administrative expenses in 1997 compared to 1996. The Company earned $93,605 from contract research revenue in 1997 compared to no revenue in 1996. The revenue was derived primarily from a subcontract with Princeton University pursuant to a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Projects Administration.

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

Liquidity and Capital Resources

As of December 31, 1998, the Company had cash of $1,828,381 and short-term investments of $527,502 compared to cash of $85,470 and short-term investments of $4,539,571 at December 31, 1997. During 1997, private placement warrants to purchase 1,124,000 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $3,940,800 to the Company. On April 11, 1996, the Company completed a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administrative expenses). Net working capital decreased to $2,429,390 at December 31, 1998 from working capital of $5,003,863 at December 31, 1997, which is the result of the Company using its working capital to fund operations. The Company's net cash used in operating activities was $2,247,731; $2,441,698; and $2,370,449 in 1998, 1997 and 1996 respectively.
Non-cash expenses related to the issuance of Common Stock, warrants and options were $154,247; $3,436,329; and $25,000 in 1998, 1997, and 1996 respectively.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it will need additional cash to meet its obligations for 1999. The Company is currently negotiating a private sale of equity and also expects the exercise of at least a portion of the outstanding public warrants, which expire on April 12, 1999. The Company believes that successful completion of either of the above will provide adequate resources to meet its obligations during 1999. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from

July 1998 through July 2002, which period is subject to extension. The Company expects funding under this agreement in 1999 to be less than $1.1 million maximum per the agreement. Substantial additional funds will be required for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 23, 1999 under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 8 herein.

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

                                  EXHIBIT INDEX

Exhibit                                                                                                                       Page
Number                                                        Description                                                    Number
-------                                                       -----------                                                    ------
    3.1        Articles of Incorporation of the Company. (Exhibit 3.1) (1)

    3.2        Bylaws of the Company. (Exhibit 3.1) (1)

    4.1        Specimen stock certificate representing the Common Stock. (Exhibit 4.1) (3)

    4.2        Specimen warrant certificate representing the Warrants. (Exhibit 4.2) (3)

    4.3        Form of Public Warrant Agreement. (Exhibit 4.3) (1)

    4.4        Form of Underwriter's Warrant Agreement. (Exhibit 4.4) (1)

    4.5        Statement of Designations and Preferences of Series A Non-Convertible Preferred Stock. (Exhibit
               4.5) (2)

   10.1        License Agreement dated August 1, 1994 between The Trustees of Princeton University and American
               Biomimetics Corporation. (Exhibit 10.1) (3)

   10.2        Amendment to License Agreement (August 1, 1994) dated April 11, 1995 between the Trustees of Princeton
               University and American Biomimetics Corporation. (Exhibit 10.2) (2)

   10.3        Sponsored Research Agreement dated August 1, 1994 between the Trustees of Princeton University and
               American Biomimetics Corporation. (Exhibit 10.3) (3)

   10.4        Letter Amendment dated May 5, 1995, between the Trustees of Princeton University and American
               Biomimetics Corporation. (Exhibit 10.4) (3)


   10.5        Amendment to Sponsored Research Agreement (August 1, 1994) dated April 18, 1995 between the
               Trustees of Princeton University and American Biomimetics Corporation. (Exhibit 10.5) (2)

   10.6        Technology Transfer Agreement dated June 22, 1995 between American Biomimetics Corporation and
               Universal Display Corporation. (Exhibit 10.6) (2)

   10.7        Assignment and Assumption of License dated June 22, 1995 between American Biomimetics Corporation and Universal Display Corporation. (Exhibit 10.7) (3)

   10.8        Sublicense Agreement and Option dated June 22, 1995 between American Biomimetics Corporation and
               Universal Display Corporation. (Exhibit 10.8) (3)

   10.9        Assignment and Assumption of Agreement dated August 1, 1995 between the Trustees of Princeton
               University and the University of Southern California. (Exhibit 10.9) (2)

   10.10        Subcontract No. 341-4014-1 dated August 16, 1995 between the Trustees of Princeton University and the University of Southern California. (Exhibit 10.10) (3)

   10.11        Assignment of 1994 Sponsored Research Agreement dated November 1, 1995 between American
                Biomimetics Corporation and Universal Display Corporation. (Exhibit 10.11) (2)

   10.12  #     Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Thomas
                D. Hays, III. (Exhibit 10.12) (2)

   10.13  #     Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and Harvey
                Nachman. (Exhibit 10.13) (2)

   10.14        Registration Rights Agreement dated as of June 23, 1995 between Universal Display Corporation and
                Thomas D. Hays, III. (Exhibit 10.14) (2)

   10.15        Registration Rights Agreement dated as of June 23, 1995 between Universal Display Corporation and
                Harvey Nachman. (Exhibit 10.15) (2)

   10.16        Form of Registration Rights Agreement between Universal Display Corporation and Certain
                Subscribers to Purchase Common Stock of Universal Display Corporation. (Exhibit 10.16) (2)

   10.17  #     Form of Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and
                Sidney D. Rosenblatt. (Exhibit 10.17) (2)

   10.18  #     1992 Stock Option Plan. (Exhibit 10.18) (2)



         10.19  #     1995 Stock Option Plan. (Exhibit 10.19) (2)

         10.20  #     Employment Agreement dated as of November 1, 1995 between Universal Display Corporation and
                      Sherwin I. Seligsohn. (Exhibit 10.20) (2)

         10.21  #     Form of Services Agreement dated as of December 1, 1995 between Universal Display Corporation and
                      Dean L. Ledger. (Exhibit 10.21) (2)

         10.22  #     Form of Stock Option Agreement dated as of June 23, 1995 between Universal Display Corporation and
                      Sidney D. Rosenblatt. (Exhibit 10.22) (2)

         10.23  #     Form of Stock Option Agreement dated as of September 1, 1995 between Universal Display Corporation and Stephen R. Forrest. (Exhibit 10.23) (2)

         10.24  #     Form of Stock Option Agreement dated as of September 1, 1995 between Universal Display Corporation and Mark E. Thompson. (Exhibit 10.24) (2)

         10.25  #     Form of Stock Option Agreement dated as of September 1, 1995 between Universal Display Corporation and Paul E. Burrows. (Exhibit 10.25) (2)

         10.26        License Agreement dated January 26, 1996 between Universal Display Corporation and University of
                      Southern California. (Exhibit 10.26) (2)

         10.27        Letter Agreement dated September 20, 1995 Agreeing to a Royalty Rate between the Trustees of
                      Princeton University and Universal Display Corporation. (Exhibit 10.27) (2)

         10.28        Agreement and Plan of Reorganization dated as of April 6, 1995 between Enzymatics, Inc.,
                      Enzymatics Merger Subsidiary, Inc. and Universal Display Corporation. (Exhibit 10.28) (2)

         10.29        Form of Consulting Agreement between the Universal Display Corporation and Whale Securities Co.,
                      L.P. (Exhibit 10.29) (2)

         10.30  #     Warrant Agreement dated April 25, 1996 between the Company and Steven V. Abramson (Exhibit 10.30)
                      (4)

         10.31        Warrant Agreement dated April 25, 1996 between the Company and Sherwin I. Seligsohn (Exhibit
                      10.31) (4)

         10.32  #     Warrant Agreement dated April 25, 1996 between the Company and Dean L. Ledger (Exhibit 10.32) (4)

         10.33  #     Warrant Agreement dated April 25, 1996 between the Company and Sidney D. Rosenblatt (Exhibit
                      10.33) (4)


         10.34        1997 Sponsored Research Agreement between the Company and Princeton
                      University (5)

         10.35        1997 Amended License Agreement between the Company, Princeton University and the University of
                      Southern California (5)

            21        Subsidiaries of the Registrant.
            23        Consent of Arthur Andersen LLP
            27        Financial Data Schedule


Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-KSB may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, Three Bala Plaza, Suite 104 East, Bala Cynwyd, Pennsylvania 19004.

(b) No reports were filed on Form 8-K.

Explanation of Footnotes to Listing of Exhibits

*        Filed herewith
#        Management contract or compensatory plan or arrangement
(1) Filed as an Exhibit to Registration Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commisson on December 21, 1995
(2)      Filed as an Exhibit to Amendment No. 1 to Registration Statement
         (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996
(3)      Filed as an Exhibit to Amendment No. 1 to Registration Statement
         (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission on March 20, 1996
(4) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1996
(5) Filed as Exhibit to the Annual Report on Form 10 KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

                          UNIVERSAL DISPLAY CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Universal Display Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           UNIVERSAL DISPLAY CORPORATION

                           By: /s/ Sherwin I. Seligsohn
                               -------------------------------------------------
                               Sherwin I. Seligsohn
                               Chairman of the Board and Chief Executive Officer

                         Date: March 30, 1999
                               ------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

         Name                               Title                            Date
         ----                               -----                            ----


/s/ Sherwin I. Seligsohn        Chairman of Board and Chief              March 30, 1999
--------------------------      Executive Officer
Sherwin I. Seligsohn


/s/ Steven V. Abramson          President, Chief Operating Officer       March 30, 1999
--------------------------      and Director
Steven V. Abramson


/s/ Sidney D. Rosenblatt        Executive Vice President, Chief          March 30, 1999
--------------------------      Financial Officer, Treasurer,
Sidney D. Rosenblatt            Secretary and Director


/s/ Dean L. Ledger              Executive Vice President and Director    March 30, 1999
--------------------------
Dean L. Ledger


/s/ Camille Naffah              Director                                 March 30, 1999
--------------------------
Camille Naffah


/s/ Elizabeth Gemmil            Director                                 March 30, 1999
--------------------------
Elizabeth Gemmil


/s/ Stephen R. Forrest          Director                                 March 30, 1999
--------------------------
Stephen R. Forrest


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

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

   Consolidated Statements of Shareholders' Equity (Deficit)                F-5

   Consolidated Statements of Cash Flows                                    F-6

   Notes to Consolidated Financial Statements                               F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Universal Display Corporation:


We have audited the accompanying consolidated balance sheets of Universal Display Corporation (a Pennsylvania corporation in the development-stage) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 and the period from inception (June 17, 1994) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Display Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the period from inception (June 17, 1994) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage, has incurred losses since its inception and has a significant accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. Management plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

Philadelphia, PA                                             ARTHUR ANDERSEN LLP
March 5, 1999

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                       December 31,      December 31,
                                                                                           1998             1997
                                                                                      ---------------    -----------
  CURRENT ASSETS:
  Cash and cash equivalents (See Note 3)                                             $     1,828,381    $        85,470
  Short-term investments (See Note 3)                                                        527,502          4,539,570
  Contract research receivables                                                              121,941             88,366
  Interest receivable                                                                             -              51,906
  Prepaid consulting fee                                                                     376,493            428,985
  Other current assets                                                                        70,393             89,806
                                                                                     ---------------    ---------------
                                                                                           2,924,710          5,284,103
                                                                                     ---------------    ---------------

  PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of 67,233 and $39,353                                                                       56,211             57,401
  DEPOSITS                                                                                    98,073             76,073
                                                                                     ---------------    ---------------

                                                                                     $     3,078,994    $     5,417,577
                                                                                     ===============    ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $       495,320    $       280,240
                                                                                     ---------------    ---------------

  SHAREHOLDERS' EQUITY
  Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
  Series A Nonconvertible  Preferred Stock, par value                                              -                  -
  $.01 per share, 200,000 issued and outstanding
  (liquidation value of $7.50 per share or $1,500,000)                                         2,000              2,000
  Common Stock, par value $.01 per share, 25,000,000 shares authorized,
  10,312,943 and 10,302,268 shares issued and outstanding,
  respectively (see Note 2)                                                                  103,130            103,023
  Additional paid-in capital                                                              16,052,881         15,812,809
  Deficit accumulated during development-stage                                           (13,574,337)       (10,780,495)
                                                                                     ---------------    ---------------
  Total shareholders' equity                                                               2,583,674          5,137,337
                                                                                     ---------------    ---------------
                                                                                     $     3,078,994    $     5,417,577
                                                                                     ===============    ===============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                                               Period from Inception
                                                        Year Ended          Year Ended         Year Ended        (June 17, 1994) to
                                                    December31, 1998    December 31, 1997    December 31, 1996    December 31, 1997
                                                    -----------------   -----------------    -----------------    -----------------
REVENUE:

     Contract research revenue                       $   368,794         $   93,605           $    --            $    462,399
                                                         -------             ------             ---------             -------

OPERATING EXPENSES:
    Research and development (See Note 3)              1,419,394          4,207,898               948,568           8,649,599
    General and administrative                         1,933,976          1,986,628               938,741           5,869,388
                                                       ---------          ---------               -------           ---------
          Total operating expenses                     3,353,370          6,194,526             1,887,309          14,518,987
                                                       ---------          ---------             ---------          ----------
    Operating loss                                    (2,984,576)        (6,100,921)           (1,887,309)        (14,056,588)

INTEREST INCOME                                          190,734            173,203               118,314             482,251
                                                       ---------          ---------             ---------          ----------

NET LOSS                                             $(2,793,842)        (5,927,718)          $(1,768,995)       $(13,574,337)
                                                       =========          =========             =========          ==========

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                         $     (0.27)        $    (0.64)          $     (0.21)
                                                            ====               ====                  ====

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON SHARE                 10,310,353          9,327,521             8,287,268
                                                      ==========          =========             =========



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------


                                                                 Series A Nonconvertible
                                                                     Preferred Stock                    Common Stock
                                                               --------------------------        --------------------------
                                                                 Shares          Amount            Shares          Amount
                                                               ----------       ---------        ----------      ----------
BALANCE, INCEPTION -  (JUNE 17, 1994)                                --         $    --          6,000,000         $ 6,000

   Net Loss                                                          --              --                 --              --
                                                               --------        --------         ----------         --------
BALANCE, DECEMBER 31, 1994                                           --              --          6,000,000           6,000
   Recapitalization by issuance of Common Stock to
       Enzymatics, Inc. (Note 2)                                     --              --            523,268          59,233
   Issuance of Common Stock options to former sole
       director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability (Note 2)                           --              --                 --              --
   Issuance of Series A Nonconvertible Preferred Stock
       in connection with assignment of research and
       license agreements (Note 2)                              200,000           2,000                 --              --
   Issuance of Common Stock through private Placements,
       net of issuance expenses of $50,000 (Note 2)                  --              --          1,114,000           11,140
   Issuance of Common Stock options (Note 2)                         --              --                 --               --
   Net loss                                                          --              --                 --               --
                                                               --------        --------         ----------         --------
BALANCE, DECEMBER 31, 1995                                      200,000           2,000          7,637,268           76,373

   Issuance of Common Stock (Note 2)                                 --              --          1,300,000           13,000
   Issuance of Common Stock warrants (Note 6)                        --              --                 --               --
   Net loss                                                          --              --                 --               --
                                                               --------        --------         ----------         --------
BALANCE, DECEMBER 31, 1996                                      200,000           2,000          8,937,268           89,373

   Exercise of private placement warrants                            --              --          1,124,000           11,240
   Issuance of Common Stock warrants                                 --              --                 --               --
   Issuance of Common Stock options                                  --              --                 --               --
   Issuance of Common Stock and warrants in connection
       with 1997 Sponsored Research Agreement (Note 4)               --              --            200,000            2,000
   Exercise of Common Stock options and warrants                     --              --             41,000              410
   Net loss                                                          --              --                 --               --
                                                               --------        --------         ----------         --------
BALANCE, DECEMBER 31, 1997                                      200,000           2,000         10,302,268          103,023

   Exercise of private placement warrants                            --              --                675                7
   Exercise of Common Stock options and public warrants              --              --             10,000              100
   Issuance of Common Stock warrants (Note 6)                        --              --                 --               --
   Net loss                                                          --              --                 --               --
                                                               --------        --------         ----------         --------
BALANCE, DECEMBER 31, 1998                                      200,000          $2,000         10,312,943         $103,130
                                                               --------        --------         ----------         --------

        The accompanying notes are an integral part of these statements.

[RESTUBBED FROM PREVIOUS TABLE]

                                                                                    Deficit
                                                                                  Accumulated
                                                                 Additional          During           Total
                                                                   Paid-In        Development      Shareholders'
                                                                   Capital           Stage        Equity (Deficit)
                                                                 ----------       -----------     --------------
BALANCE, INCEPTION -  (JUNE 17, 1994)                              $     --        $       --        $    6,000
   Recapitalization by issuance of Common Stock to
       Enzymatics, Inc. (Note 2)                                   (243,393)               --          (184,160)
   Issuance of Common Stock options to former sole
       director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability (Note 2)                          140,000                --           140,000
   Issuance of Series A Nonconvertible Preferred Stock
       in connection with assignment of research and
       license agreements (Note 2)                                  348,000                --           350,000
   Issuance of Common Stock through private Placements,
       net of issuance expenses of $50,000 (Note 2)               2,166,860                --         2,178,000
   Issuance of Common Stock options (Note 2)                          9,950                --             9,950
   Net loss                                                              --        (3,072,661)       (3,072,661)
                                                                -----------      ------------       -----------
BALANCE, DECEMBER 31, 1995                                        2,421,417        (3,083,782)         (583,992)

   Issuance of Common Stock in Initial Public Offering
       on April 11, 1996 (Note 2)                                 5,492,928                --         5,505,928
   Issuance of Common Stock warrants (Note 6)                        25,000                --            25,000
   Net loss                                                              --        (1,768,995)       (1,768,995)
                                                                -----------      ------------       -----------
BALANCE, DECEMBER 31, 1996                                        7,939,345        (4,852,777)        3,177,941

   Exercise of private placement warrants                         3,929,560                --         3,940,800
   Issuance of Common Stock warrants                                528,985                --           528,985
   Issuance of Common Stock options                                 216,000                --           216,000
   Issuance of Common Stock and warrants in connection
       with 1997 Sponsored Research Agreement (Note 4)            3,118,329                --         3,120,329
   Exercise of Common Stock options and warrants                     80,590                --            81,000
   Net loss                                                              --        (5,927,718)       (5,927,718)
                                                                -----------      ------------       -----------
BALANCE, DECEMBER 31, 1997                                       15,812,809       (10,780,495)        5,137,337

   Exercise of private placement warrants                             2,356                --             2,363
   Exercise of Common Stock options and warrants                      2,800                --             2,900
   Issuance of Common Stock warrants (Note 6)                       234,916                --           234,916
   Net loss                                                              --        (2,793,842)       (2,793,842)
                                                                -----------      ------------       -----------
BALANCE, DECEMBER 31, 1998                                      $16,052,881      $(13,574,337)       $2,583,674
                                                                ===========      ============       ===========

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                              Year Ended December 31,
                                                                      ---------------------------------------
                                                                              1998                 1997
                                                                      -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(2,793,842)          $(5,927,718)
     Depreciation                                                             27,879                27,398
  Issuance of Common Stock options and warrants for services                 330,575               316,000
  Issuance of Common Stock and warrants as consideration in
    connection with amended research and license agreements                       --             3,120,329

  Acquired in-process technology                                                  --                    --
     Adjustments to reconcile net loss to net cash used in
       operating activities:
  (Increase) decrease in assets:
     Contract research receivables                                           (33,575)              (88,366)
     Receivable from related party                                            51,906               (51,906)
     Other current assets                                                    (23,754)              (30,715)
     Deposits                                                                (22,000)               17,346
  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                   215,080               175,934
     Payable to related parties                                                   --                    --
                                                                         -----------           -----------
         Net cash used in operating activities                            (2,247,731)           (2,441,698)
                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                    (26,689)              (23,287)
   Purchases of short-term investments                                      (270,932)           (5,019,570)
   Proceeds from sale of short-term investments                            4,283,000             2,910,000
                                                                         -----------           -----------
         Net cash provided by (used) in investing activities               3,985,379            (2,132,857)
                                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock and warrants                         5,263             4,021,800
                                                                         -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,742,911              (552,755)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                 85,470               638,225
                                                                         -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD:                                $ 1,828,381           $    85,470
                                                                         ===========           ===========

        The accompanying notes are an integral part of these statements.

[RESTUBBED FROM PREVIOUS TABLE]

                                                                                               Period from
                                                                                                Inception
                                                                                             (June 17, 1994)
                                                                                                    to
                                                                             1996           December 31, 1997
                                                                      -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(1,768,995)         $(13,574,337)
     Depreciation                                                            10,926                67,232
  Issuance of Common Stock options and warrants                              25,000               505,197
  Issuance of Common Stock and warrants in connection with
    amended research and license agreements                                      --             3,120,329

  Acquired in-process technology                                                 --               350,000
     Adjustments to reconcile net loss to net cash used in
       operating activities:
  (Increase) decrease in assets:
     Contract research receivables                                               --              (121,941)
     Receivable from related party                                               --                   ---
     Other current assets                                                   (59,091)               62,768
     Deposits                                                               (93,419)              (98,073)
  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                 (379,394)              451,160
     Payable to related parties                                            (105,476)              250,000
                                                                        -----------          ------------
         Net cash used in operating activities                           (2,370,449)           (8,987,665)
                                                                        -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                                  --
   Purchases of equipment                                                   (67,294)             (123,443)
   Purchases of short-term investments                                   (2,430,000)           (7,720,502)
   Proceeds from sale of short-term investments                                  --             7,193,000
                                                                        -----------          ------------
         Net cash provided by (used) in investing activities             (2,497,294)             (650,945)
                                                                        -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                                 5,505,928            11,466,991
                                                                        -----------          ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            638,185             1,828,381

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                    40                    --
                                                                        -----------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD:                               $   638,225          $  1,828,381
                                                                        ===========          ============

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

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. Notwithstanding the risks discussed above, the Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it requires funds in addition to its current cash and short-term investments to meet its obligations for at least 1999, the current fiscal year. There is no assurance that such financing will be available to the Company, on commercially reasonable terms or at all. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as principal investigators, because such persons are no longer associated with Princeton University or otherwise, and successors acceptable to both the Company and Princeton University are not available, the 1997 Sponsored Research Agreement will terminate.

2.       LIQUIDITY:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1998, the Company has an accumulated deficit of $13,574,337. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it requires funds in addition to its current cash and short-term investments on hand to maintain its operating activities through 1999. The Company is currently working on several alternatives, including the private sale of equity, to raise the funds required. Also, the Company expects some portion of its public warrants to be exercised prior to expiration on April 12, 1999. Management believes that successful completion of the above financing alternatives will provide sufficient capital to maintain operations through 1999 and into 2000. However, there is no assurance that the Company will be able to obtain equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

3.       STOCK TRANSACTIONS, MERGER, RECAPITALIZATION AND PUBLIC OFFERING

On June 22, 1995, a wholly-owned subsidiary of the Company consummated an Agreement and Plan of Reorganization ("Merger Agreement") with a New Jersey corporation formerly known as Universal Display Corporation (herein referred to as "UDC"). At the time of the merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC. Enzymatics had incurred significant losses since its inception in 1985 and, notwithstanding a public offering, failed to find significant alternative sources of financing to enable it to continue its operations on any scale. In June 1994, the shareholders of Enzymatics approved the sale of substantially all of its assets to a third party. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management of UDC determined that such additional capital would be necessary to fulfill its financial obligations under the Transfer Agreement (as herein defined) pursuant to which it obtained certain rights and

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


obligations related to the OLED technology, obtain funds to commercialize the OLED technology, fund the acquisition of additional intellectual property rights useful to the OLED technology and to fund working capital. As of June 22, 1995, Enzymatics had 523,268 shares issued and outstanding (after giving effect to a reverse stock split of 10.9672) which were not actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates
(NHA), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (see Note 6) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics, is also a principal of NHA.

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

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly-owned subsidiary, UDC, Inc. (see Note 3). All significant intercompany transactions and accounts have been eliminated.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at December 31, 1997, were classified as short-term investments. In 1998, all of the Company's investments that were classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) were sold. At December 31, 1997, unrealized holding gains or losses were not material. The gross proceeds from sales and maturities of investments were $4,283,000 and $2,910,000 for the year ended December 31, 1998 and 1997, respectively. Gross realized gains and losses for the year ended December 31, 1998 and 1997 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

Cash, cash equivalents and short-term investments consisted of the following:

                                                       December 31
                                           -------------------------------------

 Cash and cash equivalents:                        1998               1997
                                           ------------------    ---------------
     Money market funds and
      demand accounts                          $ 1,828,381        $    85,470
                                               ===========        ===========

 Short-term investments:
      Certificates of deposit                  $   527,502        $ 2,622,014
      Corporate bonds                                   --          1,917,556
                                               -----------        -----------

                                               $   527,502        $ 4,539,570
                                               ===========        ===========

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 to 7 years.

Net Loss Per Common Share

The Company applies Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" to compute net loss per share. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities into common stock. For the years ended December 31, 1998, 1997 and 1996 the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. SFAS 130 became effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in 1998. As the Company had no other comprehensive income items, SFAS No. 130 had no effect on the Company's financial statement disclosures.

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. As the Company operates in one reportable segment, SFAS No. 131 had no effect on the Company's financial statements.

Contract Research Revenue

Contract research revenues are recognized as the related expenses are incurred.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

                                                                         Year Ended             Year Ended             Year Ended
                                                                     December 31, 1998       December 31, 1997     December 31, 1996
                                                                     -----------------       -----------------     -----------------
Payments made to Princeton University and to University of
   Southern California under the 1997 Sponsored Research
   Agreement (See Note 5)                                                $ 125,842              $   -----              $   -----

Payments made to Princeton University under the 1994

  Sponsored Research Agreement (See Note 3)                                  -----                347,374                713,815

Patent application expenses                                                630,929                715,406                234,753

Issuance of 200,000 shares of the Company's Common Stock
   and warrants to purchase 250,000 shares of Common Stock
   under the 1997 Sponsored Research Agreement (See Note 4)                  -----              3,120,329                  -----

Other Expenses                                                             662,623                 24,789                  -----
                                                                       -----------            -----------              ---------
                                                                       $ 1,419,394            $ 4,207,898              $ 948,568
                                                                       ===========            ===========              =========



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

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement"), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement"). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1997 License Agreement and Sponsored Research Agreement, in October 1997, the Company has issued 140,000 common shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 common shares and 75,000 warrants to purchase Common Stock to the University of Southern California. The Company recorded a charge of $3,120,329 related to the issuance of the Common Stock and warrants to purchase Common Stock. The value of the warrants was determined in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This charge is included in research and development expenses in the accompanying Consolidated Statement of Operations.

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

                                      December 31, 1998        December 31, 1997
                                      -----------------        -----------------
   Accrued professional fees             $ 158,150               $  156,857
   Other                                   337,170                  123,383
                                         ---------               ----------
                                         $ 495,320               $  280,240
                                         =========               ==========

7.       SERIES A NONCONVERTIBLE PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (See Notes 3 and 4), which has a liquidation value of $7.50 per share. Series A holders, as a single class, have the right to elect two of the Company's Board of Directors. The holders of Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A holders are not entitled to any dividends.

The 200,000 shares of the Company's Series A Nonconvertible Preferred Stock that were issued in 1997, were valued at $1.75 per share which was based upon an independent appraisal.

Stock Options

Enzymatics 1992 Stock Option Plan

The stock options granted prior to the merger by Enzymatics under the 1992 Stock Option Plan and which have been assumed by the Company and after giving effect to the reverse stock split, were converted into options to purchase 20,538 shares of Common Stock of the Company at exercise prices ranging from $11.74 to $29.61 per share. All of such options are currently exercisable and expired on December 31, 1998.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1995 Stock Option Plan

In 1995, the directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which a maximum of 500,000 options may be granted at prices not less than 100% of the fair market value of the Common Stock on the date of grant as determined by the Board of Directors . In 1997, the Shareholders approved the Plan to increase the number of Common shares reserved for the 1995 Plan to 800,000 options. In 1998, the Shareholders approved the Plan to increase the number of Common shares reserved for the 1995 Plan to 1,200,000 options. The 1995 Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors and consultants of the Company. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

In June 1995, the Company granted options to purchase 70,000 shares of Common Stock to an officer of the Company at an exercise price of $2.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 20,000 options vested immediately upon grant with the remaining 50,000 options vesting in equal amounts over three years. Accordingly, as of December 31, 1998, 70,000 options were exercisable. These options expire in 2005. In addition, in June 1995, the Company granted options to purchase 5,000 shares of Common Stock to the same officer of the Company at an exercise price of $.01 per share, all of which were exercised in October 1997. These options vested on the grant date. The Company recorded a charge of $9,950, which represents the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of the options at the grant date. This charge is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

In 1995, the Company granted nonqualified stock options to three principal investigators who are conducting research under the 1994 Sponsored Research Agreement and the 1993 Sponsored Research Agreement. The Company granted options to purchase an aggregate of 240,000 shares of Common Stock to the three principal investigators at an exercise price of $4.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 33% at the grant date with the remaining 67% vesting over two years. Accordingly, as of December 31, 1998, options to purchase 240,000 shares of Common Stock were exercisable. These options expire in 2005.

In 1996, the Company granted nonqualified stock options to two employees and one consultant. The Company granted options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $4.12 per share, which was the fair market value of the Common Stock at the date of grant. These options vest as follows: 10,000 shares at the grant date with the remaining 20,000 shares vesting over 5 years. During 1997, 6,000 of these options were forfeited when an employee left the Company. As of December 31, 1998, options to purchase 9,000 shares of Common Stock were exercisable. These options expire in 2006.

In 1997, the Company granted incentive and nonqualfied stock options to several employees, officers, and principal investigators. The Company granted options to purchase an aggregate of 271,500 shares of Common Stock at exercise prices ranging from $4.06 to $5.25 per share, which was the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five year period. As 55,000 of these options were granted to non-employee principal investigators, the Company recorded a charge of $216,000, which represents the value of the options as determined in accordance with SFAS 123. This charge included general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 1998, options to purchase 233,300 shares of Common Stock were exercisable. These options expire in 2007.

In 1998, the Company granted nonqualified stock options to several employees. The Company granted options to purchase an aggregate of 242,047 shares of Common Stock at exercise prices ranging from $3.75 to $6.22 per share, which was the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five year period. As of December 31, 1998, options to purchase 181,417 shares of Common Stock were exercisable. These options expire in 2008.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 2, in June 1995, the Company granted options to purchase 84,234 shares of Common Stock at an exercise price of $.29 per share to NHA. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested 100% upon grant and 15,000 were exercised in 1997. Accordingly, as of December 31, 1998, 59,234 options were exercisable. These options expire in 2005.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all stock option activity:

                                                  1998                               1997                           1996
                                    ---------------------------------- ---------------------------------- -------------------------
                                                   Weighted Average                   Weighted Average              Weighted Average
                                                   ----------------                   ----------------              ----------------
                                        Shares     Exercise Price      Shares         Exercise Price      Shares    Exercise Price
                                        ------     --------------      ------         --------------      ------    --------------
Outstanding at beginning of year       690,272          $ 4.17            449,772          $3.72           419,772       $3.69
Granted                                242,047          $ 4.70            271,500          $4.99            30,000       $4.12
Exercised                              (10,000)         $ 0.29            (25,000)         $1.00                --          --
Forfeited                              (14,538)         $20.67             (6,000)         $4.12                --          --
                                      --------                         ----------                         --------

Outstanding at end of year             907,781          $ 4.09            690,272          $4.17           449,772       $3.72
                                       =======                         ==========                          =======
Exercisable at end of year             792,951          $ 4.00            604,006          $4.16           316,439       $3.80
                                       =======                         ==========                          =======

Available for future grant             377,991                            189,500                          155,000

Weighted average fair value of
options granted                                         $ 3.60                             $3.85                         $3.18
                                                         ======                             =====                         =====

The weighted average remaining contractual life for options outstanding at December 31, 1998, 1997 and 1996 was 8 years.

Common Stock Warrants

In connection with the June 22, 1995 private placement and the July 17, 1995 private placement (See Note 3), the Company issued 906,500 warrants and 207,500 warrants, respectively each warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.50 per share. In 1997, all of these outstanding warrants were exercised.

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants expire April 12, 1999. In connection with the public offering, the Company issued warrants to its underwriter to purchase up to 130,000 shares of Common Stock at an exercise price of $8.25 per share and warrants to purchase an additional 130,000 shares of Common Stock at an exercise price of $3.675 per share. In April 1996, the Company issued warrants to third parties to purchase up to 578,000 shares of Common Stock at an exercise price of $4.125 per share.

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

In April 1996, the Company granted warrants to four employees and one consultant to purchase 925,000 shares of the Company's Common Stock at an exercise price of $4.125 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest at 25% at the date of grant and the remaining 75% over 5 years, provided these employees are employed by the Company on the vesting date. These warrants expire in 2006.

In 1997, the Company granted warrants to Princeton University and the University of Southern California under the 1997 Sponsored Research Agreement (see Note 5) to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $7.25 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest immediately upon grant and expire in 2007. Also in 1997, the Company granted warrants to consultants to purchase 200,000 shares of Common Stock at an exercise price of $4.80 per share. These warrants vest immediately upon grant and expire in 2002. The Company valued the warrants in accordance with SFAS 123. The warrants will be expensed over the three year consulting period. In 1998 and 1997, the Company recorded a charge of $176,328, $100,000, respectively which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations. The unamortized portion of this charge is recorded as prepaid consulting fee on the accompanying Consolidated Balance Sheet.

In 1998, the Company granted warrants to two employees and two directors to purchase 400,000 shares of Common Stock at an exercise price of $6.38 per share, which was the fair market value of the Common Stock at the date of grant. These warrants vest immediately and expire in 2008. Also in 1998, the Company granted warrants to two consultants to purchase 125,000 shares

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Common Stock at exercise prices ranging from $7.00 to $7.25 per share. Of the 125,000 warrants granted, 25,000 warrants were granted to one consultant which vested immediately. These warrants were valued using the Black- Scholes option pricing model. Accordingly, the Company recorded a charge to record expense in the amount of $113,913, which is included in general and administrative expenses. The remaining 100,000 warrants were granted to another consultant of which 25,000 vested immediately and 75,000 will vest based upon the Company's successful entrance into the Taiwanese market. Only the 25,000 which vested were valued using the Black-Scholes option pricing model. The remaining 75,000 will be valued upon ultimate determination of performance. As the consulting agreement is for a period of three years, the Company is recognizing expense ratably over a three year period. Accordingly, in 1998, the Company recorded a charge of $40,334, which is included in general and administrative expenses. The unamortized portion of this charge is recorded as prepaid consulting fee on the accompanying Consolidated Balance Sheets.

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

                                    1998              1997            1996
                              ----------------- ----------------- --------------
   Net Loss:
        As Reported              $(2,793,842)      $(5,927,718)     $(1,768,995)
        Pro Forma                 (5,803,012)       (6,985,174)      (2,432,979)

   Net Loss per Share:
        As Reported                    $(.27)            $(.64)           $(.21)
        Pro Forma                      $(.56)            $(.75)            (.29)

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7% to 5.7%, 5.9% to 6.7% and 6.6%, expected dividend yields of zero for each year, expected volatility of 81%, 81% and 80% and expected lives of 7 years for each year.

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

8.    RESEARCH CONTRACTS

Contract research revenue consists of the following:

                                             Year Ended           Year Ended
                                          December 31, 1998    December 31, 1997
                                          -----------------    -----------------
      Department of Defense Advanced
       Research Projects Agency (DARPA)       $190,008             $72,630
      New Jersey Commission on Science
       and Technology (NJCST)                   94,521              15,736
      National Science Foundation (NSF)         84,265               5,239
                                              --------             --------
                                              $368,794             $93,605
                                              ========             =======

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company had a payable to ABC of $1,174,000 (due to the Transfer Agreement) and a receivable from ABC of $250,000 (see Note 3). As of December 31, 1995, the Company had reimbursed ABC the net amount due of $924,000.

In 1997, the Company shared certain administrative support and office space with Global Photonic Energy Corporation managed by certain officers of the Company and in which certain shareholders have a significant minority interest. The officers of the Company are also the officers of this related company. The Company charged Global Photonic Energy Corporation $51,906 in 1997 for these services. In 1998, this amount was written off, as the balance was deemed uncollectible. The charge for the write-off was included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

In 1998, there were no related party transactions.

                          UNIVERSAL DISPLAY CORPORATION
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      COMMITMENTS

Lease Commitments

The Company has several operating lease arrangements for office space and office equipment. Total rent expense was $91,467 and $78,078 for the year ended December 31, 1998 and 1997, respectively. Minimum future rental payments for operating lease s as of December 31, 1998 are as follows:

                       Year                Amount
                       ----                ------
                       1999               $220,089
                       2000               $216,698
                       2001               $167,049
                       2002               $132,000
                       2003               $132,000
                                          --------
                                          $867,836
                                          ========

11.      INCOME TAXES

The components of income taxes are as follows:

                                  December 31, 1998        December 31, 1997           December 31, 1996
                                  -----------------        -----------------           -----------------
Current                                 $        --              $        --                 $        --
Deferred                                  (484,848)              (2,015,424)                   (601,344)
                                        -----------              -----------                   ---------
                                          (484,848)              (2,015,424)                   (601,344)
Increase in valuation
 allowance provision                      (484,848)               $2,015,424                    $601,344
                                        -----------              -----------                 -----------
                                        $        --              $        --                 $        --
                                        ===========              ===========  =              ===========

The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $6,120,000, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                             December 31, 1998          December 31, 1997
                                                             -----------------          -----------------
Gross deferred tax assets
     Net operating loss carryforwards                               $2,080,146                 $2,051,418
     Capitalized start-up costs                                      1,557,836                  1,192,472
     Capitalized technology license                                    170,000                    170,000
     Other                                                             259,786                    169,030
                                                                       -------                   -------
                                                                     4,067,768                  3,582,920
Valuation allowance                                                $(4,067,768)               $(3,582,920)
                                                                   ------------               -----------
Net deferred tax assets
                                                                            --                         --
                                                                   ============               ===========

A valuation allowance was established for 100% of the net deferred tax asset, since the Company has incurred substantial operating losses and expects additional losses in 1999. The Company's management has concluded that the realizability of the deferred tax assets is uncertain.