Form 10KSB/A
period 1998-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 1999-05-04
CIK 1005284

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


The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it will need additional cash to meet its obligations for 1999. As of April 15, 1999, 1,241,625 of the Company's public warrants were exercised, generating proceeds of $4,345,708. Also, the Company is currently negotiating a private sale of equity. The Company believes that the exercise of the public warrants together with available cash and short-term investments will be sufficient to meet its obligations during 1999. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from

July 1998 through July 2002, which period is subject to extension. The Company expects funding under this agreement in 1999 to be less than $1.1 million maximum per the agreement. Substantial additional funds will be required for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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




Philadelphia, PA                                             ARTHUR ANDERSEN LLP
March 5, 1999 (except with respect to
the matter discussed in Note 2, as to
which the date is April 15, 1999)

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


2.       LIQUIDITY AND SUBSEQUENT EVENT:

As of December 31, 1998, the Company has an accumulated deficit of $13,574,337. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. As of April 15, 1999, 1,241,625 of the Company's public warrants were exercised, generating proceeds of $4,345,708. The Company is currently working on other alternatives, including the private sale of equity, to raise additional funds. However, management believes that the proceeds from the exercise of the public warrants together with available cash and short-term investments will provide sufficient funds to maintain operations through 1999.


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


On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants expire April 12, 1999 (see Note 2). In connection with the public offering, the Company issued warrants to its underwriter to purchase up to 130,000 shares of Common Stock at an exercise price of $8.25 per share and warrants to purchase an additional 130,000 shares of Common Stock at an exercise price of $3.675 per share. In April 1996, the Company issued warrants to third parties to purchase up to 578,000 shares of Common Stock at an exercise price of $4.125 per share.


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