Form 10QSB
period 1999-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 1999-05-17
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
( )      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No.  0-28146

                          UNIVERSAL DISPLAY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         PENNSYLVANIA                                           23-2372688
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

THREE BALA PLAZA EAST SUITE 104 BALA CYNWYD, PA                   19004
-----------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)

                   (610) 617-4010
------------------------------------------------
(Issuer's telephone number, including area code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 1999 the registrant had outstanding 12,117,527 shares of common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

                                  Yes     No  X
                                      ---    ---

INDEX                                                                                                            PAGE
-----                                                                                                            ----
Part I - Financial Information
        Item 1. Financial Statements
                Consolidated Balance Sheets -
                March 31, 1999  (unaudited) and December 31, 1998                                                  3

                Consolidated Statements of Operations - Three months
                ended March 31, 1999 and 1998, and inception to March 31, 1999 (unaudited)                         4

                Consolidated Statements of Cash Flows - Three months
                ended March 31, 1999 and 1998, and inception to March 31, 1999 (unaudited)                         5


                Notes to Consolidated Financial Statements (unaudited)                                           6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                    8-9

Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K.                                                                 10


PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                 ASSETS                           March 31, 1999   December 31, 1998
                                                                   (unaudited)
                                                                   ------------       ------------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 2)                        $  1,357,848       $  1,828,381
     Short-term investments (See Note 2)                                527,502            527,502
     Contract research receivables                                      152,085            121,941
     Prepaid consulting fee                                             332,410            376,493
     Other current assets                                                83,328             70,393
                                                                   ------------       ------------

            Total current assets                                      2,453,173          2,924,710

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $69,875 and $67,233                                 56,957             56,211

DEPOSITS                                                                138,073             98,073
                                                                   ------------       ------------

              Total assets                                         $  2,648,203       $  3,078,994
                                                                   ============       ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    312,757       $    495,320
                                                                   ------------       ------------

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $0.01 per share,
         5,000,000 shares authorized, 200,000 shares
         designated
     Series A  Nonconvertible Preferred
         Stock, par value $.01 per share, 200,000 issued
         and outstanding (liquidation value of $  1,500,000)              2,000              2,000

    Common Stock, par value $.01 per share, 25,000,000 shares
        authorized, 10,411,697 and 10,312,943 issued and
        outstanding                                                     104,117            103,130
    Additional paid-in capital                                       16,397,532         16,052,881
    Deficit accumulated during development-stage                    (14,168,203)       (13,574,337)
                                                                   ------------       ------------

         Total shareholders' equity                                   2,335,446          2,583,674
                                                                   ------------       ------------
         Total liabilities and shareholders' equity                $  2,648,203       $  3,078,994
                                                                   ============       ============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                                                Period from Inception
                                                      Three Months Ended          (June 17, 1994) to
                                                           March 31,                March 31, 1999
                                                      --------------------          --------------
                                                      1999            1998
                                                      ----            ----
REVENUE:

     Contract research revenue                  $   117,233       $   98,977        $    579,632
                                                -----------       ----------        ------------
OPERATING EXPENSES:
    Research and development (See Note 3)           341,708                            8,991,307
                                                                     117,633
    General and administrative                      389,490          360,216           6,258,878
                                                -----------       ----------        ------------

          Total operating expenses                  731,198          477,849          15,250,185
                                                -----------       ----------        ------------
          Operating loss                           (613,965)        (378,872)        (14,670,553)

INTEREST INCOME                                      20,099           57,764             502,350
                                                -----------       ----------        ------------

NET LOSS                                        $  (593,866)      $ (321,108)       $(14,168,203)
                                                -----------       ----------        ------------

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                    $      (.06)      $    (.03)
                                                -----------       ----------

WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                        10,324,455       10,303,601
                                                 ----------       ----------



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                  --------------------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                   -----------


                                                                         Three Months             Period from Inception
                                                                        Ended March 31,            (June 14, 1994) to
                                                                     1999            1998             March 31, 1999
                                                                     ----            ----             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                    $(593,866)       $(321,108)          $(14,168,203)
     Depreciation                                                    2,642            7,898                 69,875
     Issuance of Common Stock options and warrants                      --               --                585,866
     Issuance of Common Stock and warrants in connection
           with amended research and license agreements                 --               --              3,120,329
     Acquired in-process technology                                     --               --                350,000
     Adjustments to reconcile net loss to net cash used
           in operating activities:
     (Increase) decrease in assets:
           Contract research receivables                           (30,144)         (64,312)              (152,085)
           Other current assets                                     31,148           (3,459)                13,247
           Deposits                                                (40,000)              --               (138,073)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                  (182,564)          93,176                268,596
           Payable to related parties                                   --               --                250,000
                                                                 ---------        ---------            -----------
                Net cash used in operating activities             (812,784)        (474,157)            (9,800,448)
                                                                 ---------        ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                         (3,388)          (2,964)              (126,831)
     Purchases of short-term investments                                --               --             (7,720,502)
     Proceeds from sale of short-term investments                       --          666,353              7,193,000
                                                                 ---------        ---------            -----------
                Net cash used in investing activities               (3,388)         663,389               (654,334)
                                                                 ---------        ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                        345,639            2,900             11,812,630
                                                                 ---------        ---------            -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                  (470,533)         192,132              1,357,848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,828,381           85,470                     --
                                                                 ---------        ---------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $1,357,848        $ 277,602            $ 1,357,848
                                                                 ---------        ---------            -----------


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

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. UDC Inc., a wholly-owned subsidiary of the Company and a New Jersey corporation, formerly known as Universal Display Corporation ("UDC"), was incorporated under the laws of the State of New Jersey on June 17, 1994.

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-KSB/A for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, UDC, Inc. All significant intercompany transactions and accounts have been eliminated.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at March 31, 1999 and December 31, 1998, are classified as short-term investments. At March 31, 1999 and December 31, 1998, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At March 31, 1999 and December 31, 1998, unrealized holding gains or losses were not material.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over 3 years.

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

Options and warrants to purchase Common Stock were outstanding during the three month period ended March 31, 1999 and 1998 are not included in the computation of diluted net loss per share because they are antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the three months ended March 31, 1999 and 1998, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 (the "1994 Sponsored Research Agreement") under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1997 License Agreement and 1997 Sponsored Research Agreement, in October 1997, the Company issued 140,000 Common Shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 Common Shares and 75,000 warrants to purchase Common Stock to USC.


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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $14,168,203 at March 31, 1999. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         The Company had a net loss of $593,866 (or $.06 per share) for the quarter ended March 31, 1999 compared to a loss of $321,108 or ($.03 per share) for the same period in 1998. The increase in the net loss was attributed to increased research and development costs. The Company earned $117,233 from contract research revenue in the quarter ended March 31, 1999 compared to $98,977 for the same period in 1998. The revenue was derived from a subcontract under a 3 year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA), compared to the same period in 1998, which included DARPA revenue in addition to revenue derived to a $100,000 grant from the New Jersey Commission on Science and Technology to continue development of the OLED technology.

Research and development costs were $341,708 for the quarter ended March 31, 1999 compared to $117,633 for the same period in 1998. Research and development costs were higher in 1999 compared to 1998 primarily because of an increase in research being performed at Princeton University by employees of the Company and increased patent expenses. In 1998, research and development costs consisted primarily of patent expenses and payments under the 1997 Sponsored Research Agreement.

Liquidity and Capital Resources

As of March 31, 1999, the Company had cash and cash equivalents of $1,357,848 and short-term investments of $527,502 compared to cash and cash equivalents of $1,828,381 and short-term investments of $527,502 at December 31, 1998. During 1997, private placement warrants to purchase 1,124,000 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $3,940,800 to the Company. In April 1999, publicly-traded warrants to purchase shares of the Company's Common Stock were exercised resulting in net cash proceeds of approximately $4,000,000 to the Company. The remaining warrants expired unexercised. In May 1999, the Company completed a private placement, and issued 572,333 shares of common stock and warrants resulting in net proceeds of $1,974,548.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations until at least the next twelve (12) months. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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

                                                UNIVERSAL DISPLAY CORPORATION


                                                 /s/ Sidney D. Rosenblatt
                   Date:  May 17, 1999          -------------------------------
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

May 17, 1999



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Quarterly Report of Universal Display Corporation on Form 10-QSB

Ladies and Gentlemen:

Enclosed for filing on behalf of Universal Display Corporation is a copy of the Quarterly Report of Universal Display Corporation on Form 10-QSB for the period ended March 31, 1999.


Sincerely,



Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer


SDR:kss
Enclosure

cc:      Steven V. Abramson
         Stephen M. Goodman, Esq.
         Alan Singer, Esq.