Form 10QSB
period 1999-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 1999-08-16
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________
                           Commission File No. 0-28146


                          UNIVERSAL DISPLAY CORPORATION
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          PENNSYLVANIA                                    23-2372688
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)

THREE BALA PLAZA EAST SUITE 104 BALA CYNWYD, PA              19004
------------------------------------------------           ----------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 1999, the registrant had outstanding 13,187,215 shares of common stock, par value $.01 per share. Transitional Small Business Disclosure Format (check one):


                                    Yes   No X
                                       ---  ---

INDEX                                                                                                    PAGE
-----                                                                                                    ----
Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets June 30, 1999 (unaudited) and December 31, 1998                                 3

Consolidated Statements of Operations - Three months
ended June 30, 1999 and 1998, and inception to June 30, 1999 (unaudited)                                    4

Consolidated Statements of Operations - Six months
Ended June 30, 1999 and 1998 and inception to June 30, 1999 (unaudited)                                     5

Consolidated Statements of Cash Flows - Six months
ended June 30, 1999 and 1998, and inception to  June 30, 1999 (unaudited)                                   6

Notes to Consolidated Financial Statements (unaudited)                                                    7-9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                            9-11

Part II - Other Information                                                                                12

Item 2. Changes in Securities/Use of Proceeds                                                              12

Item 4. Submission of Matters to a Vote of Security Holders                                                12

Item 6. Exhibits and Reports on Form 8-K.                                                                  12

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS

                    ASSETS
                                                        June 30, 1999           December 31, 1998
                                                         (unaudited)
                                                      -----------------         -----------------
CURRENT ASSETS:
Cash and cash equivalents (See Note 2)                 $   8,703,768             $     1,828,381
Short-term investments (See Note 2)                        1,008,184                     527,502
Contract research receivables                                104,584                     121,941
Prepaid consulting fee                                       288,328                     376,493
Other current assets                                          39,070                      70,393
                                                       -------------             ---------------
Total current assets                                      10,143,934                   2,924,710

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of  $79,097 and
$67,233                                                      301,560                      56,211

DEPOSITS                                                     138,073                      98,073
                                                       -------------             ---------------
Total assets                                           $  10,583,567             $     3,078,994
                                                       =============             ===============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                  $     673,455             $       495,320
                                                       -------------             ---------------

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share,
5,000,000 shares authorized, 200,000
shares designated Series A Nonconvertible
Preferred Stock, 200,000 Issued and
outstanding (liquidation value of $ 1,500,000)                 2,000                       2,000
Common Stock, par value $0.01 per share,
25,000,000 shares authorized, 13,168,602
and 10,312,943 issued and outstanding                        131,686                     103,130
Additional paid-in capital                                25,622,623                  16,052,881
Deficit accumulated during development-stage             (15,846,197)                (13,574,337)
                                                       -------------             ---------------
Total shareholders' equity                                 9,910,112                   2,583,674
                                                       -------------             ---------------
Total liabilities and shareholders' equity             $  10,583,567             $     3,078,994
                                                       =============             ===============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                    Period from Inception
                                                     Three Months Ended              (June 17, 1994) to
                                                          June 30,                      June 30, 1999
                                                   ------------------------         ---------------------
                                                   1999                1998
                                                   ----                ----
REVENUE:
Contract research revenue                   $      69,732     $        99,388           $      649,364
                                            -------------     ---------------           --------------

OPERATING EXPENSES:
Research and development
  (See Note 3)                                    509,732             327,311                9,501,039

General and administrative                      1,280,092             460,988                7,538,970
                                            -------------     ---------------           --------------

Total operating expenses                        1,789,824             788,299               17,040,009
                                            -------------     ---------------           --------------

Operating loss                                 (1,720,092)           (688,911)             (16,390,645)
                                            -------------     ---------------           --------------

INTEREST INCOME                                    42,098              57,253                  544,448
                                            -------------     ---------------           --------------

NET LOSS                                    $  (1,677,994)    $(      631,658)          $  (15,846,197)
                                            -------------     ---------------           ==============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                            $        (.14)    $          (.06)
                                            -------------     ---------------

WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                                   12,210,314          10,312,268
                                            -------------     ---------------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                    Period from Inception
                                                      Six Months Ended                (June 17, 1994) to
                                                          June 30,                       June 30, 1999
                                                   ------------------------         ----------------------
                                                   1999                1998
                                                   ----                ----
REVENUE:
Contract research revenue                     $    186,965     $       198,365           $      649,364
                                              ------------     ---------------           --------------

OPERATING EXPENSES:
Research and development
  (See Note 3)                                     851,440             444,944                9,501,039

General and administrative                       1,669,582             821,204                7,538,970
                                              ------------     ---------------           --------------

Total operating expenses                         2,521,022           1,266,148               17,040,009
                                              ------------     ---------------           --------------

Operating loss                                  (2,334,057)         (1,067,783)             (16,390,645)
                                              ------------     ---------------           --------------

INTEREST INCOME                                     62,197             115,017                  544,448
                                              ------------     ---------------           --------------

NET LOSS                                      $ (2,271,860)    $(      952,766)          $  (15,846,197)
                                              ------------     ---------------           ==============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                              $       (.18)    $          (.09)
                                              ------------     ---------------

WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                                    12,391,929          10,307,268
                                              ------------     ---------------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Period from Inception
                                                                    Six Months Ended                (June 17, 1994) to
                                                                        June 30,                       June 30, 1999
                                                                ------------------------         -----------------------
                                                                1999                1998
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $(2,271,860)         $(321,108)             $(15,846,197)
Depreciation                                                     11,864              7,898                    79,096
Issuance of Common Stock options and warrants                        --                 --                   681,525
Issuance of Common Stock and warrants in connection
with amended research and license agreements                         --                 --                 3,120,329
Issuance of Common Stock in connection with
executives' compensation                                        423,220                 --                   423,220
Acquired in-process technology                                       --                 --                   350,000
Adjustments to reconcile net loss to net cash used
in operating activities:
(Increase) decrease in assets:
Contract research receivables                                    17,357            (64,312)                 (104,584)
Other current  assets                                           119,488             (3,459)                    5,928
Deposits                                                        (40,000)                --                  (138,073)
Increase in liabilities:
Accounts payable and accrued expenses                           178,133             93,176                   629,293
Payable to related parties                                           --                 --                   250,000
                                                            -----------          ---------              ------------
Net cash used in operating activities                        (1,561,798)          (474,157)              (10,549,463)
                                                            -----------          ---------              ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                         (257,213)            (2,964)                 (380,656)
Purchases of short-term investments                          (1,008,184)                --                (8,728,686)
Proceeds from sale of short-term investments                    527,502            666,353                 7,720,502
                                                            -----------          ---------              ------------
Net cash used in investing activities                          (737,895)           663,389                (1,388,840)
                                                            -----------          ---------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                        9,175,080              2,900                20,642,071
                                                            -----------          ---------              ------------

INCREASE IN CASH AND CASH EQUIVALENTS                         6,875,387            192,132                 8,703,768

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                1,828,381             85,470                        --
                                                           ------------          ---------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  8,703,768          $ 277,602              $  8,703,768

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three months and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-KSB/A for the year ended December 31, 1998.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at June 30, 1999 and December 31, 1998, are classified as short-term investments. At June 30, 1999 and December 31, 1998, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At June 30, 1999 and December 31, 1998, unrealized holding gains or losses were not material.

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

Options and warrants to purchase Common Stock were outstanding during the three month and six month period ended June 30, 1999 and 1998 are not included in the computation of diluted net loss per share because they are antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the three months and six months ended June 30, 1999 and 1998, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $15,846,197 at June 30, 1999. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The Company had a net loss of $1,677,994 (or $.14 per share) for the quarter ended June 30, 1999 compared to a loss of $631,658 or ($.06 per share) for the same period in 1998. The increase in the net loss was attributed to decreased revenue, increased research and development costs and general and administrative expenses. The Company earned $69,732 from contract research revenue in the quarter ended June 30, 1999 compared to $99,388 for the same period in 1998. The revenue was derived from a subcontract under a 3 year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA), compared to the same period in 1998, which included DARPA revenue in addition to revenue derived to a $100,000 grant from the New Jersey Commission on Science and Technology to continue development of the OLED technology.

Research and development costs were $509,732 for the quarter ended June 30, 1999 compared to $327,311 for the same period in 1998. Research and development costs were higher in 1999 compared to 1998 primarily because of an increase in research being performed at Princeton University by employees of the Company and increased patent expenses. In 1998, research and development costs consisted primarily of patent expenses and payments under the 1997 Sponsored Research Agreement. General and administrative expenses were $1,280,092 for the quarter ended June 30, 1999 compared to $460,988 for the same period in 1998. The increase in general and administrative expense was due to an equity grant authorized by the Board of Directors to executives of the Company which amounted to $764,660 in compensation expense being incurred in this quarter, compared to none in the same period of 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Company had a net loss of $2,271,860 (or $.18 per share) for the six months ended June 30, 1999, compared to $952,766 (or $.09 per share) for the same period in 1998. The increase is primarily attributed to increased research and development and general and administrative expenses.

General and administrative expenses were $1,669,582 for the six months ended June 30, 1999 compared to $821,204 for the same period in 1998. The increase was due primarily to an equity grant authorized by the Board of Directors to executives of the Company which amounted to $764,660 in compensation expenses being incurred in the period compared to none for the same period in 1998. Research and development expenses were $851,440 for the six months ended June 30, 1999 compared to $444,944 for the same period in 1998. Research and development costs were higher in 1999 compared to 1998 primarily because of an increase in research being performed at Princeton University by employees of the Company and increased patent expenses. In 1998, research and development costs consisted primarily of patent expenses and payments under the 1997 Sponsored Research Agreement.

Liquidity and Capital Resources

As of June 30, 1999, the Company had cash and cash equivalents of $8,703,768 and short-term investments of $1,008,184 compared to cash and cash equivalents of $1,828,381 and short-term investments of $527,502 at December 31, 1998. In 1999, publicly-traded warrants to purchase shares of the Company's Common Stock were exercised resulting in net cash proceeds of $4,345,687 to the Company. The remaining warrants expired unexercised. In May 1999, the Company completed a private placement, and issued 1,414,034 shares of common stock and warrants resulting in net proceeds of $4,829,393.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for at least the next twelve (12) months. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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

PART II. - OTHER INFORMATION

ITEM 1. NONE

ITEM 2. Changes in Securities/Use of Proceeds

        (a) None

        (b) None

        (c) On May 15, 1999, the Company completed its two-tranche offering of an aggregate of 1,414,034 units, each of which consists of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock. The Company sold the units at a price of $3.75 per unit, and raised a total of $5,302,627.50 from approximately 50 accredited individual and institutional investors. The exercise prices of the warrants underlying the units issued in the first and second tranches of the offering were $4.31 and $4.28, respectively. In connection with the offering, two placement agents received an aggregate of 27,987 shares of the Company's common stock and 188,719 warrants to purchase shares of the Company's common stock with exercise prices ranging from $4.28 to $4.53.

            The Company believes that the transactions described above were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended. The Company filed a shelf registration statement for the resale of the common stock underlying the units and the common stock underlying the warrants on June 30, 1999.

        (d) None

ITEM 3. NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its 1999 Annual Meeting of Shareholders on June 23, 1999.

        (b) Per Instruction 3 to Item 4 of Form 10-QSB, no repsonse is required.

        (c) The matters voted upon at the annual meeting, and the results of the vote on each such matter, are set forth below:

         1. Election of seven directors. The result of the vote tabulated at the meeting for the following seven director nominees is set forth as follows, opposite their respective names:

          Name                 Number of Votes For     Number of Votes Against
          ----                 -------------------     -----------------------
Steven V. Abramson                  9,663,825                    69,803
Stephen R. Forrest                  9,666,325                    67,303
Elizabeth H. Gemmill                9,666,325                    67,303
Dean L. Ledger                      9,663,825                    69,803
Camillle Naffah                     9,666,325                    67,303
Sidney D. Rosenblatt                9,666,325                    67,303
Sherwin I. Seligsohn                9,666,325                    67,303

         2. Proposal to increase the number of shares of the Company's common stock subject to the Company's Stock Option Plan to 1,600,000 from 1,200,000. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

Number of Votes FOR                        9,362,576
Number of Votes AGAINST                      357,337
Number of Abstentions                         13,715

         3. Proposal to approve the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1999. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

Number of Votes FOR                        9,713,920
Number of Votes AGAINST                        4,140
Number of Abstentions                         15,568

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Exhibit Number
--------------

27      Financial Data Schedule

(B) REPORTS ON FORM 8-K:

Form 8-K, filed June 3, 1999 (Item 5).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNIVERSAL DISPLAY CORPORATION
                                  /s/ Sidney D. Rosenblatt
   Date:  August 16, 1999         -------------------------------
                                  Sidney D. Rosenblatt
                                  (Executive Vice President, Chief
                                  Financial Officer, Treasurer and
                                  Secretary)