Form 10QSB
period 1999-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 1999-11-15
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________
                           Commission File No. 0-28146


                          UNIVERSAL DISPLAY CORPORATION
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

          PENNSYLVANIA                                  23-2372688
 (State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                        Identification No.)

   375 PHILLIPS BOULEVARD, EWING, NJ                         08614
(Address of principal executive offices)                   (Zip Code)

              (609) 671-0980
 (Issuer's telephone number, including area code)

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

                                  Yes___ No____


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 1999, the registrant had outstanding 13,212,215 shares of common stock, par value $0.01 per share. Transitional Small Business Disclosure Format (check one):


                                  Yes___ No X
                                           ---


INDEX                                                                                          PAGE
-----                                                                                          ----

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets September 30, 1999 (unaudited) and December 31, 1998                 3

Consolidated Statements of Operations - Three months
ended September 30, 1999 and 1998, and inception to September 30, 1999 (unaudited)               4

Consolidated Statements of Operations - Nine months
Ended September 30, 1999 and 1998 and inception to September 30, 1999 (unaudited)                5

Consolidated Statements of Cash Flows - Nine months
ended September 30, 1999 and 1998, and inception to  September 30, 1999 (unaudited)              6

Notes to Consolidated Financial Statements (unaudited)                                           7-9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                    9-11

Part II - Other Information                                                                      12

Item 2. Changes in Securities/Use of Proceeds                                                    12

Item 4. Submission of Matters to a Vote of Security Holders                                      12

Item 6. Exhibits and Reports on Form 8-K.                                                        12


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                      September 30, 1999         December 31, 1998
                                                         (unaudited)
                                                      ------------------         -----------------
CURRENT ASSETS:
Cash and cash equivalents (See Note 2)                 $  1,947,894                  $ 1,828,381
Short-term investments (See Note 2)                       4,985,640                      527,502
Contract research receivables                               250,117                      121,941
Prepaid consulting fee                                      256,746                      376,493
Other current assets                                        113,160                       70,393
                                                       ------------                  -----------
Total current assets                                      7,553,557                    2,924,710

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $112,129 and
$67,233                                                   1,722,729                       56,211

DEPOSITS                                                     58,211                       98,073
                                                       ------------                  -----------
Total assets                                           $  9,334,497                  $ 3,078,994
                                                       ============                  ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                  $    292,320                  $   495,320
                                                       ------------                  -----------

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share,
5,000,000 shares authorized, 200,000
shares designated Series A Nonconvertible
Preferred Stock, 200,000 issued and
outstanding (liquidation value of $1,500,000)                 2,000                        2,000
Common Stock, par value $0.01 per share,
25,000,000 shares authorized, 13,181,202
and 10,312,943 issued and outstanding                       131,936                      103,130
Additional paid-in capital                               25,741,663                   16,052,681
Deficit accumulated during development-stage            (16,833,422)                 (13,574,337)
                                                       ------------                  -----------
Total shareholders' equity                                9,042,177                    2,583,674
                                                       ------------                  -----------
Total liabilities and shareholders' equity             $  9,334,497                  $ 3,078,994
                                                       ============                  ===========

                 The accompanying notes are an integral part of these statements.

                                                3

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Period from Inception
                                              Three Months Ended         (June 17, 1994) to
                                                 September 30,           September 30, 1999
                                          -------------------------    ---------------------
                                               1999         1998
REVENUE:
Contract research revenue                 $   145,532     $  83,341          $   794,896
                                          -----------     ---------          -----------

OPERATING EXPENSES:
Research and development
  (See Note 3)                                700,929       426,270           10,219,468

General and administrative                    550,576       436,000            8,072,046
                                          -----------     ---------          -----------

Total operating                             1,251,505       862,270           18,291,514
                                          -----------     ---------          -----------

Operating loss                             (1,105,973)     (778,929)         (17,496,618)
                                          -----------     ---------          -----------

INTEREST INCOME                           $   118,748        32,415              663,196
                                          -----------     ---------          -----------

NET LOSS                                  $  (987,225)    $(746,514)        $(16,833,422)
                                          ===========     =========         ============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                          $      (.07)    $    (.07)
                                          -----------     ---------

WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                               13,176,754    10,312,583
                                          -----------    ----------


             The accompanying notes are an integral part of these statements.

                                            4

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Period from Inception
                                                    Nine Months Ended         (June 17, 1994) to
                                                      September 30,           September 30, 1999
                                           -------------------------------   ---------------------
                                               1999                1998
                                           -----------         -----------

REVENUE:
Contract research revenue                  $   332,497         $  281,706       $    794,896
                                           -----------         ----------       ------------

OPERATING EXPENSES:
Research and development
  (See Note 3)                               1,552,369            871,520         10,219,468

General and administrative                   2,220,158          1,257,898          8,072,046
                                           -----------         ----------       ------------

Total operating                              3,772,527          2,129,418         18,291,514
                                           -----------         ----------       ------------

Operating loss                              (3,440,030)        (1,847,712)       (17,496,618)
                                           -----------         ----------       ------------

INTEREST INCOME                                180,945            147,432            663,196
                                           -----------         ----------       ------------

NET LOSS                                  $ (3,259,085)       $(1,700,280)      $(16,833,422)
                                          ============        ===========       ============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                          $       (.27)        $     (.16)
                                           -----------         ----------

WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                                11,913,789         10,309,481
                                           -----------         ----------

               The accompanying notes are an integral part of these statements.

                                              5


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Period from Inception
                                                               Nine Months Ended          (June 17, 1994) to
                                                                September 30,             September 30, 1999
                                                       -----------------------------    ----------------------
                                                            1999            1998
                                                       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $ (3,259,085)   $(1,700,280)        $(16,833,422)
Depreciation                                                  44,897         23,983              112,129
Issuance of Common Stock options and warrants                 30,000             --              711,525
Issuance of Common Stock and warrants in connection
  with amended research and license agreements                    --             --            3,120,329
Issuance of Common Stock in connection with
  executives' compensation                                   423,220             --              423,220
Acquired in-process technology                                    --             --              350,000
Adjustments to reconcile net loss to net cash used
  in operating activities:
(Increase) decrease in assets:
Contract research receivables                               (128,176)         4,885             (250,117)
Other current  assets                                         76,980         82,784              (36,580)
Deposits                                                      39,862             --              (58,211)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                       (203,001)       (65,952)             248,159
Payable to related parties                                        --             --              250,000
                                                         -----------    -----------         ------------

Net cash provided by (used in) operating
  activities                                              (2,975,303)    (1,654,580)         (11,962,968)
                                                         -----------    -----------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                    (1,603,665)       (10,937)          (1,727,108)
Purchases of short-term investments                       (4,745,938)            --          (12,466,440)
Proceeds from sale of short-term investments                 288,000      1,629,275            7,481,000
                                                         -----------    -----------         ------------

Net cash porvided by (used in) investing activities       (6,061,603)     1,618,338           (6,712,548)
                                                         -----------    -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                     9,156,419          5,263           20,623,410
                                                         -----------    -----------         ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           119,513        (30,979)           1,947,894

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                             1,828,381         85,470                   --
                                                         -----------    -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 1,947,894    $    54,491         $  1,947,894


                     The accompanying notes are an integral part of these statements.

                                                    6

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

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for the current fiscal year. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-KSB/A for the year ended December 31, 1998.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at September 30, 1999 and December 31, 1998, are classified as short-term investments. At September 30, 1999 and December 31, 1998, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At September 30, 1999 and December 31, 1998, unrealized holding gains or losses were not material.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over 3-7 years.

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

Options and warrants to purchase Common Stock were outstanding during the three month and nine month periods ended September 30, 1999 and 1998 are not included in the computation of diluted net loss per share because they are antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the three months and nine months ended September 30, 1999 and 1998, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made for consistent presentation.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement"), with Princeton University and entered into an Amended License Agreement with Princeton University and USC which amended its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement"). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 (the "1994 Sponsored Research Agreement") under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 Amended License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's fifteen issued patents pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In connection with the 1997 Amended License Agreement and 1997 Sponsored Research Agreement, in October 1997, the Company issued 140,000 shares of Common Stock and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 shares of Common Stock and 75,000 warrants to purchase Common Stock to USC.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $16,833,422 at September 30, 1999. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The Company had a net loss of $987,225 (or $.07 per share) for the quarter ended September 30, 1999 compared to a loss of $746,514 or ($.07 per share) for the same period in 1998. The increase in the net loss was attributed to increased research and development costs and general and administrative expenses. The Company earned $145,532 from contract research revenue in the quarter ended September 30, 1999 compared to $83,341 for the same period in 1998. The revenue was derived from increased research performed by the Company, as compared to the same period in 1998, from a subcontract under a 3 year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA).

Research and development costs were $700,929 for the quarter ended September 30, 1999 compared to $426,270 for the same period in 1998. Research and development costs were higher in 1999 compared to 1998 primarily because of an increase in research being performed at Princeton University by employees of the Company, the Company hiring additional researchers and increased patent expenses. General and administrative expenses were $550,576 for the quarter ended September 30, 1999 compared to $436,000 for the same period in 1998, which was caused by increased expenses associated with the additional employees hired by the Company.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The Company had a net loss of $3,259,085 (or $.27 per share) for the nine months ended September 30, 1999, compared to $1,700,280 (or $.16 per share) for the same period in 1998. The increase is primarily attributed to increased general and administrative and research and development expenses.

General and administrative expenses were $2,220,158 for the nine months ended September 30, 1999 compared to $1,257,898 for the same period in 1998. The increase was due primarily to an equity grant authorized by the Board of Directors to executives of the Company, which amounted to $764,660 in compensation expenses being incurred in the period compared to none for the same period in 1998. Research and development expenses were $1,552,369 for the nine months ended September 30, 1999 compared to $871,520 for the same period in 1998. Research and development costs were higher in 1999 compared to 1998 primarily because of an increase in research being performed at Princeton University by employees of the Company, the Company hiring additional researchers and increased patent expenses.

Liquidity and Capital Resources

As of September 30, 1999, the Company had cash and cash equivalents of $1,947,894 and short-term investments of $4,985,640 compared to cash and cash equivalents of $1,828,381 and short-term investments of $527,502 at December 31, 1998. In 1999, publicly traded warrants to purchase shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $4,345,689 to the Company. The remaining warrants expired unexercised. In May 1999, the Company completed a private placement, and issued 1,414,034 shares of Common Stock and warrants resulting in net proceeds of $4,810,730. In September 1999, the Company consolidated its operations and leased a new facility in Ewing, New Jersey. The buildout of the clean rooms and other laboratory and office space for the facility is anticipated to cost approximately $900,000. Additionally, the Company has committed to purchase equipment in the amount of approximately $3,600,000 during the next twelve months, of which approximately $1,700,000 has been purchased and is included in the September 30, 1999 balance sheet. Included in the $1,700,000 of equipment purchased, is $107,750 which represents the issuance of 25,000 shares of Common Stock to a vendor, as part of the payment for the equipment.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash to meet its obligations for the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

Year 2000

At the end of this year, computer programs using two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing a temporary inability to engage in normal business activities. Currently, we believe our most likely Year 2000 worst case scenario would involve the failure of the information systems of our research partners or other persons with whom we do business.

Our information systems consist of commercially available hardware and software purchased within the last several years. Accordingly, we believe that we do not have material exposure to, or anticipate any material disruption as a result of, the Year 2000 issue with respect to our information systems.

With respect to our non-information technology systems, we have made reasonable efforts to contact providers of products and services with non-information technology concerning their Year 2000 readiness. Based on this contact, we believe that we do not have material exposure to the Year 2000 issue with respect to our non-information systems.

We continue to analyze whether others with whom we do business have Year 2000 issues. These include our research partners. We are currently unable to predict the extent to which the Year 2000 issue will affect these persons, or the extent to which we would be vulnerable to their failure to remediate any Year 2000 issues on a timely basis. The failure of any one of these persons subject to the Year 2000 issue to convert its systems on a timely basis could adversely affect our attempts to research, develop and commercialize our OLED technology.

We do not expect the cost to modify such infrastructure for Year 2000 compliance will be material to our financial condition.

PART II. - OTHER INFORMATION

ITEM 1. NONE

ITEM 2. Changes in Securities/Use of Proceeds

         (a)      None

         (b)      None

         (c)      None

         (d)      None

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


                                          UNIVERSAL DISPLAY CORPORATION

                                          /s/ Sidney D. Rosenblatt
Date: November 15, 1999                   -------------------------------
                                          Sidney D. Rosenblatt
                                          (Executive Vice President,
                                          Chief Financial Officer, Treasurer and
                                          Secretary)

                                  EXHIBIT INDEX


Exhibit                                                              Sequential
Number                     Description                               Page No.
------                     -----------                               --------
27                    Financial Data Schedule                           16

November 15, 1999



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Quarterly Report of Universal Display Corporation on Form 10-QSB

Ladies and Gentlemen:

Enclosed for filing on behalf of Universal Display Corporation is a copy of the Quarterly Report of Universal Display Corporation on Form 10-QSB for the period ended September 30, 1999.


Sincerely,



Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer


SDR:kss
Enclosure

cc:      Steven V. Abramson
         Stephen M. Goodman, Esq.
         Alan Singer, Esq.