Form 10-K
period 1999-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2000-03-31
CIK 1005284

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to ______________

                         Commission File Number 1-12031

                          UNIVERSAL DISPLAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                         23-2372688
              ------------                         ----------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     375 Phillips Boulevard
     Ewing, New Jersey                                    08618
     -------------------------                            -----
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (609) 671-0980


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock reported by The Nasdaq Stock Market on March 17, 2000, was approximately $300,039,110. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates.

As of March 17, 2000, the Registrant had outstanding 14,888,244 shares of Common Stock.

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 23, 2000 are incorporated by reference into Part III of this report.

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

ITEM 3.           LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS EXECUTIVE OFFICERS OF THE REGISTRANT


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANTS COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

ITEM 6.           SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                  RISK

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

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

                                     PART I

ITEM 1.   BUSINESS

                                     General

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of Organic Light Emitting Diode ("OLED") technology for use in flat panel displays and other applications. Research is being performed by Princeton University and the University of Southern California ("USC") (collectively "Research Partners") pursuant to a certain Sponsored Research Agreement funded by the Company (See: "Business - Research and Development"). The Company has the exclusive right to commercialize the technology being developed pursuant to a certain License Agreement (See:
"Business - Intellectual Property"). The Company is also engaged in research, development and commercialization activities at an 11,000 square foot facility which it leases in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999.

The Company's present commercialization strategy is to enter into licensing arrangements, joint ventures, and other strategic alliances for the volume manufacturing of products utilizing this technology. The Company does not presently intend to become a volume manufacturer. The Company anticipates that its OLED technology, if successfully developed, may have a variety of applications, including full color, large area, high resolution, high information content displays, such as laptop and notebook computer screens, computer monitors and televisions. Potential applications also include multi-color, and monochrome small area, low information content displays, such as consumer electronic equipment, vehicular dashboard displays, cellular phones and other telecommunication displays, computer games, and personal digital assistants, as well as transparent applications such as head-up displays for automobile windshields.

The Company was incorporated under the laws of the Commonwealth of Pennsylvania in April 1985 under the name Enzymatics, Inc. ("Enzymatics"). Another corporation named "Universal Display Corporation" ("UDC") was incorporated under the laws of the State of New Jersey in June 1994. On June 22, 1995, a wholly-owned subsidiary of Enzymatics merged with and into UDC (the "Merger"). UDC, the surviving corporation in the Merger, became a wholly-owned subsidiary of Enzymatics and changed its name to "UDC, Inc." Simultaneously with the consummation of the Merger, Enzymatics changed its name to "Universal Display Corporation."

                           Flat Panel Display Industry

The market for flat panel displays has been driven by a number of market forces, including, but not limited to, the increasing popularity of portable computers and other consumer electronic devices, the increasing availability of information and visual content of electronic formats, the proliferation of graphical interfaces and emerging multimedia applications and the conversion of traditional analog displays to digital or graphical displays. Existing products that use flat panel displays include notebook and laptop computers, portable televisions, video cameras, cellular phones, pagers, electronic organizers, internet access devices, portable electronic devices, digital watches, calculators, electronic games and audiovisual equipment, copiers, fax machines, telephones and answering machines. In addition, flat panel displays have been utilized in military applications, including missile controls, ground support and communications equipment and avionics.

The Company believes that competition in this market, particularly for full color, large area, high resolution, high information content displays, is based upon image and color quality, viewing angle, power requirements, cost and manufacturability. The dominant technology for displays today is the cathode ray tube ("CRT"), the type of technology in most televisions and computer monitors. The dominant technology today for flat panel displays is liquid crystal display ("LCD") technology, the type of technology in most laptop computers. The Company believes LCD technology has certain limitations, such as a limited viewing angle, limited scalability, narrow temperature ranges, low contrast and inferior image and color quality when compared to CRT displays. The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide image and color quality, brightness, contrast, scalability and viewing angles comparable to CRT displays, and be manufacturable from light weight, low cost materials and require a relatively low power source.

                          The Company's OLED Technology

OLED technology is an emerging innovative technology and the Company is not aware of any full color, flat panel displays utilizing OLED technology currently being marketed and sold, although there are numerous companies engaged in research and development efforts respecting OLED technology. Pioneer Electric Corporation of Japan is currently marketing and selling a multi-color OLED device for applications including automotive, consumer electronics equipment and cellular phones. The Company believes that its OLED technology, if fully developed, will have the capability to address many of the limitations of LCD and other developing technologies.

Light emitting diodes ("LED's") are solid-state semiconductor devices that emit light when electrical current passes through them. The color of light emitted diodes depends on the bandgap of the semiconductor material; narrow bandgap materials emit light in the red/orange range and wide bandgap materials emit green or blue light. Traditional LEDs are created from inorganic semiconductors. The OLED technology currently under development by the Company and its research partners at Princeton University and USC utilizes a new type of LED created from organic materials. Presently, the Company's OLED technology is designed around five technology platforms: transparency, flexibility, vertically stacked pixels, lasing, and a phosphorescent material system.

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

The Company's OLED technology, and its research, development and commercialization efforts, is presently focused on five proprietary technology platforms. One technology is based upon the ability to create a transparent, top emitting (emitting light through the cathode) organic display. First announced in the March 7, 1996 issue of the scientific journal, Nature, transparent organic light emitting device, ("TOLED") provides the ability to develop head-up, transparent and high contrast displays using organic materials. Three U.S. patents have been issued respecting aspects of the TOLED technology. See "Business--Intellectual Property"

A second technology platform is based upon a vertically stacked pixel structure. First announced in the June 27, 1997 issue of the scientific journal, Science, the researchers at Princeton University and USC announced the laboratory demonstration of an independently controlled, tunable three color organic light emitting device employing a novel vertically stacked pixel architecture ("SOLED") which stacks the red, green and blue pixels on top of each other, rather than side by side as in CRTs and LCD's, theoretically providing for very high image resolution, since one pixel can occupy the same space as three or more pixels would in a side by side architecture. The SOLED, which was made possible by the creation of the TOLED, permits the independent tuning of color, greyscale and intensity and is expected to allow an individual pixel to emit red, blue and green, either at the same time or separately. Combinations of such colors create additional colors so that each individual pixel will be capable of producing a full range of colors. Seven U.S. patents have been issued respecting aspects of the SOLED technology. See "Business--Intellectual Property"

A third technology is the ability to fabricate organic displays on flexible substrates. This invention was first announced by the Company's Research Partners in the February 1, 1997 issue of the scientific journal, Optics Letters. Flat panel displays are commonly built on glass. The Company believes that this is the first time that small molecule organic layers have been deposited on a flexible plastic substrate ("FOLED"), flexibility being a property that was previously believed to be unique to polymer materials. This development may also allow the potential for fabricating FOLED products using low cost "roll to roll" processing methods. One U.S. Patent has been issued respecting aspects of FOLED technology.

A fourth technology platform being researched by the Company and its Research Partners is based upon the ability to fabricate an optically pumped organic laser. In the September 25, 1997 issue of the scientific journal, Nature, the researchers at Princeton University and USC announced what they believed to be the first evidence of lasing from vacuum deposited thin films of organic molecules. The Company believes this is a significant first step towards the realization of an electrically pumped solid state laser based on organic thin films.

A fifth technology platform respects the use of molecules that emit light through the process of phosphorescence. This class of molecules has the potential for higher efficiency, lower power and longer lifetimes than conventional OLED technology which involves the emission of light through the process of fluorescence. This discovery was first announced by the Company's Research Partners in the September 10, 1999 issue of the scientific journal, Nature.

While significant advances have been made in the research and development efforts on OLEDs being conducted by the Company and its Research Partners, substantial additional research and development work needs to be performed before products utilizing this technology are manufactured and sold, including issues of operating life, reliability, the development of additional and more fully saturated colors, integration with drive electronics and issues related to scalability into a production environment and cost effective fabrication technologies for monochrome, transparent, flexible and full color, large area and small area applications. The development of an electrically pumped laser is also necessary before products based on the organic laser are manufactured and sold.

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

The Company believes that an initial market may be for low information content applications using segmented or character displays such as for cellular phones, instrumentation displays, or consumer electronics. These applications may be multi-color or monochrome. There are also potential markets for a transparent device, for example, as head-up displays on vehicle windshields. The Company also believes that the OLED technology under development could also have significant applicability for small, full color displays, such as for personal digital assistants, projection displays, viewfinders in camcorders, video phones, hand held computers and numerous industrial, medical and military uses. The Company also believes that the technology has potential application in large area, full color displays such as laptop computers, desktop computers and televisions and in numerous defense-related markets. The Company believes that an electrically pumped organic semiconductor laser could have applications in a number of markets, including fiber-optic communications, audio compact discs
(CDs), CD-ROM drives, DVD Discs, DVD-ROM's, laser printers, rewritable optical storage drives, bar code scanners and digital printing presses.

There can be no assurance that the Company will be able to enter into appropriate licensing, joint ventures or other strategic relationships, or that the terms of such relationships, if entered into, would be favorable to the Company.

The Company is part of a team that includes Princeton University, the USC, and Hughes Research Laboratories that was awarded a $3 million research contract from the U.S. Department of Defense Advanced Research Projects Agency ("DARPA") to fund the development of "Multi-Color Ultra lightweight Organic Light Emitting Diode (OLED) Displays." The three year contract commenced September 1, 1997 and the Company expects to receive approximately $700,000 for its part of the project relating principally to the fabrication of prototypes and reliability improvements. As of December 31, 1999 the Company has recognized $682,174 in revenue related to DARPA.

In September 1997, the Company and Princeton University were jointly awarded a $100,000 Phase I grant by the National Science Foundation ("NSF") under the Small Business Technology Transfer Program for further development of its OLED technology principally related to more fully saturated colors. During 1999, the Company completed the Phase I grant from NSF. In October 1999, the Company was awarded a $400,000 Phase II grant, with a subcontract to Princeton University, by NSF under the Small Business Technology Transfer Program for further development of its SOLED technology continuing the program described in the Phase I grant.

In May 1999, the Company and the Materials Research Laboratories of the Industrial Technology Research Institute entered into a non-binding letter of intent to form a strategic partnership to jointly develop technology for the commercial manufacturing of products using OLED technology in Taiwan. In August 1999, the Company and Luxell Technologies, Inc entered into a non-binding letter of intent to jointly develop products and technologies based upon the Company's TOLED technology and Luxell's high contrast "black layer" technology. There can be no assurance that binding contracts will be executed pursuant to these letters of intent.

In October, 1999 the Company entered into a two year co-marketing agreement with L-3 Communications Corporation whereby the parties agreed that L-3 will act as a UDC product development, marketing, sales and distribution partner for the sale of UDC's OLED displays to the military, avionics and medical market sectors. The parties will initially jointly identify and pursue projects to develop and deliver display prototypes to potential customers on a project by project basis.

In December, 1999, the Company and the University of California, Berkeley, entered into a Collaboration Agreement under which the parties are engaged in co-development activities and UDC is funding research at that University respecting very low temperature polysilicon fabrication technology compatible with UDC's FOLED technology. The initial phase of the research program is expected to last six months.

In December, 1999 and February, 2000 the Company entered into Letter Agreements with PPG Industries, Inc. whereby through October 31, 2000, PPG will supply to UDC developmental quantities of certain OLED chemicals for use in UDC's pilot line facility and the parties will cooperate in the research and synthesis of certain OLED chemicals.

The Company is a member of the United States Display Consortium ("USDC"), a cooperative industry/government effort aimed at developing an infrastructure to support a North American flat panel display infrastructure. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 130 members, as well as support from DARPA. The Company is one of 13 members on the Governing Board of USDC.

                            Research and Development

Research relating to the OLED technology is being conducted at Princeton University's Advanced Technology Center for Photonics and Optoelectronic Materials and at the USC Synthetic Materials Laboratories (on a subcontract basis with Princeton University). In October 1997, the Company entered into a new five year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for research activities related to Organic Light Emitters, which continues and expands the scope of the Sponsored Research Agreement dated August 1, 1994 (the "1994 Sponsored Research Agreement"). In October 1997, the Company, Princeton University and USC also entered into an Amended License Agreement (the "1997 License Agreement"). See "Business--Intellectual Property". The Company is also engaged in research, development and commercialization activities at an 11,000 square foot facility which it leases in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999.

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

The Company paid Princeton University $544,450 in 1999 pursuant to the 1997 Sponsored Research Agreement. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. The 1997 Sponsored Research Agreement provides that if Dr. Forrest is unavailable to continue to serve as a Principal Investigator, either because he is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the 1997 Sponsored Research Agreement. The Company believes that additional research and development efforts are required for the development of products based upon the OLED technology. See "Business--The Company's OLED Technology". Loss to the Company of the Principal Investigators' services or termination of the 1997 Sponsored Research Agreement would have a material adverse effect on the Company.

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

Twenty-two patents have been issued to Princeton University and the University of Southern California by the U.S. Patent and Trademark Office in connection with the Sponsored Research. Princeton University and USC have filed approximately 45 additional patent applications relating to the OLED technology in the United States, and have filed for intellectual property protection internationally. In addition, the Company has obtained an exclusive worldwide royalty-free license from USC (the "USC License") to manufacture and market products based on inventions claimed in a patent issued to USC in May 1994, relating to, among other things, a method of depositing ultra-thin, very smooth, ordered organic layers using vacuum deposition.

Under an Interinstitutional Agreement between Princeton University and USC, Princeton University manages the intellectual property rights being developed pursuant to the 1994 Sponsored Research Agreement and 1997 Sponsored Research Agreement and licensed to the Company pursuant to the 1997 License Agreement, and the Company is required to reimburse Princeton University for all costs incurred in filing, prosecuting and maintaining patent applications and patents.

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

There can be no assurance that patents applied for will be obtained or that any such patents will afford the Company and Princeton University commercially significant protection of its OLED technology. In addition, the patent laws of other countries may differ from those of the United States as to the patentability of the OLED technology and the degree of protection afforded. Other companies and institutions may independently develop equivalent or superior technologies and may obtain patent or similar rights with respect thereto. There are a number of other companies and organizations that have been issued patents and are filing additional patent applications relating to OLED technology including Eastman Kodak Company and the companies described in "Competition" below. There can be no assurance that the exercise of the Company's licensing rights respecting its OLED technology being developed by Princeton University and USC will not infringe on the patents of others. In the event of infringement, the Company and Princeton University could, under certain circumstances, be required to obtain a license or modify its methods or other aspects of the OLED technology. Under the 1997 License Agreement, the Company has the right to prosecute at its own expense any infringement of the patent rights. Princeton is entitled to 23% of the net proceeds, if any, received from final judgments in infringement actions respecting the patent rights.

In connection with the 1997 License Agreement and the 1997 Sponsored Research Agreement, the Company issued to Princeton University 140,000 shares of Common Stock and 10 year warrants to purchase 175,000 shares of Common Stock at an exercise price of $7.25 per share. The Company also issued to USC 60,000 shares of Common Stock and 10 year warrants to purchase 75,000 shares of Common Stock at an exercise price of $7.25 per share. Under the 1997 License Agreement, the Company is required to use commercially reasonable efforts to bring the OLED technology to market. This requirement is deemed satisfied provided the Company performs its obligations under the 1997 Sponsored Research Agreement and, upon expiration or termination thereof, the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the OLED technology. Princeton University has the right to terminate the 1997 License Agreement in certain specified circumstances, and prior to any termination, all disputes under the 1997 License Agreement and the 1997 Sponsored Research Agreement are subject to mediation and arbitration, except those relating to the validity, construction or effect of patents.

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

In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement.

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

In addition, a number of companies, including those mentioned above, and Eastman Kodak Company, Pioneer Electric Corporation, Sharp Corporation, Sanyo Corporation, TDK Corporation, Mitsubishi Chemical Corporation, Seiko-Epson Corporation and Idemitsu Corporation are engaged in research, development and commercialization activities with respect to technology using OLEDs. Pioneer Electric Corporation is presently manufacturing products using OLED technology, and other companies have announced plans to manufacture products based on OLEDs. According to published reports, Eastman Kodak Company has licensed its OLED technology to third parties. There can be no assurance that the Company will be able to compete successfully, license its technology, or develop commercial applications for its OLED technologies.

                                    Employees

As of December 31, 1999, the Company has eighteen employees, fifteen of whom are full-time employees.

                                   Facilities

The Company's corporate offices are located at 375 Phillips Boulevard, Ewing, New Jersey.


ITEM 2.     PROPERTIES

            The Company currently leases approximately 11,000 square feet of space for its operations in Ewing, New Jersey. The Company also leases 2,700 square feet of office space in Bala Cynwyd, Pennsylvania, where its corporate headquarters were formerly located. The Company also leases approximately 900 square feet in Princeton, New Jersey, currently being subleased, and certain of its employees are guest researchers at the Princeton University Center for Photonic and Optoelectronic Research, ("POEM") where they are entitled to use the laboratories and facilities. The Company also leases approximately 620 square feet in Coeur D'Alene, Idaho.


ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:

Name                           Age       Position
----                           ---       --------
Sherwin I. Seligsohn           64        Chairman, Chief Executive Officer and
                                          Director
Steven V. Abramson             48        President, Chief Operating Officer and
                                          Director
Sidney D. Rosenblatt           52        Executive Vice President, Chief
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

Steven V. Abramson joined Universal Display Corporation as President and Chief Operating Officer in May 1996. He is also a member of the Board of Directors. Mr. Abramson is also a member of the Board of Directors of Global. From March 1992 to May 1996 he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc. a worldwide environmental consulting and engineering firm. From 1982 to 1991 he was with InterDigital, where he held various positions, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University and a member of the Board of Governors of the USDC.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The following table sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq Stock Market for the period indicated. The Company completed its initial public offering of Common Stock on April 11, 1996, at $5.00 per share.


                                                       High       Low
                                                       Close      Close
      1998
          First Quarter                               6 11/16    4 17/32
          Second Quarter                              6 17/32    5  1/2
          Third Quarter                               6 3/4      3  9/16
          Fourth Quarter                              5 1/8      3  9/16

      1999
          First Quarter                               4 9/16     3  7/8
          Second Quarter                              4 1/4      3  3/4
          Third Quarter                               4 3/16     3  7/16
          Fourth Quarter                             16 3/4      3  3/4


As of March 17, 2000, there were more than 300 holders of record of the Company's Common Stock. The Company's Common Stock is listed on The Nasdaq SmallCap Market under the symbol PANL.


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, and the notes thereto, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition", included elsewhere herein and incorporated herein by this reference.


                                                                         Fiscal Year Ended December 31,
                                                 1999              1998             1997              1996             1995
Operating Results:
Contract Revenue                            $   519,536        $  368,794       $   93,605        $        -       $        -
Research and development                      3,171,497         1,419,394        4,207,898           948,568        2,073,739
General and administrative                    2,727,856         1,933,976        1,986,628           938,741          998,922
Net loss                                     (5,125,006)       (2,793,842)      (5,927,718)       (1,768,995)      (3,072,661)
Net loss per share, basic and diluted              (.42)             (.27)            (.64)             (.21)            (.45)

Balance Sheet Data:
Total Assets                                $10,316,850        $3,078,994       $5,417,577        $3,282,247       $    5,184
Current liabilities                             870,359           495,320          280,240           104,306          589,176
Capital lease obligations                        20,021                 -                -                 -                -
Shareholders' equity (deficit)                9,426,470         2,583,674        5,137,337         3,177,941         (583,992)

Other Financial Data:
Working Capital                             $ 5,708,315        $2,429,390       $5,003,863        $3,023,010      ($  589,136)
Capital Expenditures                          3,229,101            26,689           23,287            67,294            6,173
Weighted average Common Shares, basic
  and diluted                                12,269,943        10,310,353        9,327,521         8,287,268        6,847,305
Shares of Common Stock outstanding           13,714,563        10,312,943       10,302,268         8,937,268        7,637,268


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in the research and development and commercialization of its OLED technology for use in flat panel displays and other applications. To date, the Company has generated minimal revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, that it successfully demonstrates that its OLED technology is commercially viable for one or more flat panel display and other applications and enters into license agreements, joint ventures or strategic alliances with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $18,699,343 at December 31, 1999.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

The Company had a net loss of $5,125,006 (or $.42 per share) for the year ended December 31, 1999 compared to a net loss of $2,793,842 (or $.27 per share) for the year ended December 31, 1998. The increase in net loss was primarily attributable to the increase in research and development expenses and to an increase in general and administrative expenses, as described below.

Research and development expenses were $3,171,497 for the year ended December 31, 1999 compared to $1,419,394 for the year ended December 31, 1998. For the year ended December 31, 1999, research and development expenses consisted of:
(i) payments in the amount of $544,450 to Princeton University under the 1997 Sponsored Research Agreement, (ii) payments in the amount of $854,463 for patent applications, prosecution and other intellectual property rights, (iii) costs incurred in the amount of $807,191 for the development and construction of and operations in the Company's new facility and (iv) costs in the amount of $965,393 for the expansion and further development of the Company's research and development team. Research and development expenses for the same period in 1998 consisted of (i) payments in the amount of $125,842 to Princeton University under the 1997 Sponsored Research Agreement; (ii) payments in the amount of $630,929 for patent applications, prosecution and other intellectual property rights; and (iii) costs in the amount of $662,623 associated with the Company's development team located at Princeton.

General and administrative expenses were $2,727,856 for the year ended December 31, 1999 compared to $1,933,976 for the year ended December 31, 1998. The increase in general and administrative expenses is due to stock issued as a bonus to two executive employees, resulting in a compensation charge of $764,660 in 1999.

The Company earned $519,536 from contract revenue in 1999 compared to $368,794 in 1998. The revenue was derived primarily from the continuation of a subcontract with Princeton University, pursuant to a three year, $3 million dollar contract Princeton University received from the Defense Advanced Research Projects Administration. Also, the Company received an initial payment from the National Science Foundation, as a result of a Phase II grant.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

The Company had a net loss of $2,793,842(or $.27 per share) for the year ended December 31, 1998 compared to a net loss of $5,927,718 (or $.64 per share) for the year ended December 31, 1997. The decrease in the net loss was primarily attributable to the decrease in research and development expenses, which in 1997 included a non-cash expense related to the value of Common Stock and warrants issued to Princeton University and USC in the amount of $3,120,329, or $.34 per share. The Company earned $368,794 from contract research revenue in 1998 compared to $93,605 in 1997. The revenue was derived primarily from a subcontract with Princeton University pursuant to a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Projects Administration, a National Science Foundation grant and a grant from the New Jersey Commission on Science and Technology.

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


Liquidity and Capital Resources

As of December 31, 1999, the Company had cash and cash equivalents of $1,558,473 and short-term investments of $4,300,060 compared to cash and cash equivalents of $1,828,381 and short-term investments of $527,502 at December 31, 1998. In May 1999, the Company completed a private placement for 1,414,034 shares of the Company's Common Stock at a price of $3.75 for a unit consisting of one share of Common Stock and a warrant to purchase one share of the Company's Common Stock at an exercise price ranging from $4.28 - $4.31. The completion of the private placement resulted in proceeds of $4,792,797, net of costs associated with the completion of the private placement, in the amount of $488,220. Also, during 1999, warrants and options to purchase 1,687,586 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $6,236,980.

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

In 1999, the Company completed the construction of its new facility in Ewing, New Jersey. Costs incurred and paid in 1999 relating to the construction and purchase of equipment for the new facility amounted to $3,229,101.

Net working capital increased to $5,708,315 at December 31, 1999 from working capital of $2,429,390 at December 31, 1998, due primarily to the proceeds received in connection with the private placement and exercise of warrants and options during 1999. The Company's net cash used in operating activities was $4,298,026, $2,247,731, and $2,441,698 in 1999, 1998 and 1997 respectively.
Non-cash expenses related to the issuance of Common Stock, warrants and options were $507,025, $330,575 and $3,436,329 in 1999, 1998 and 1997 respectively.

As of March 17,2000, the Company has obtained additional cash in the amount of $4,532,890 from the exercise of 1,053,109 warrants and options to purchase Common Stock.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for 2000. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. The remaining obligation of the Company under that agreement is $3,774,620. The Company expects funding under this agreement in 2000 to be less than $1.1 million maximum per the agreement. Substantial additional funds will be required for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and notes thereto of the Company are attached hereto beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 23, 2000 under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 8 herein.


ITEM 11.    EXECUTIVE COMPENSATION

            Information with respect to this item is set forth in the Proxy Statement under the heading "Executive Management Compensation" and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information with respect to the ownership of securities of the Company by certain persons is set forth in the Proxy Statement under the heading "Principal Shareholders" and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information with respect to transactions with management and others is set forth in the Proxy Statement under the heading "Certain Transactions," and is incorporated herein by reference.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)  The following documents are filed as part of this 10-K:



              1. Financial Statements:

                     Report of Independent Public Accountants                         F-2
                     Consolidated Balance Sheets                                      F-3
                     Consolidated Statements of Operations                            F-4
                     Consolidated Statements of Shareholders' Equity (Deficit)      F-5, 6
                     Consolidated Statements of Cash Flows                            F-7
                     Notes to Consolidated Financial Statements                       F-8

              2. Financial Statement Schedules:

                 None.

              3. Exhibits:

                     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number     Description
-------    -----------
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

                                       16

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

10.32  #   Warrant Agreement dated April 25, 1996 between the Company and Dean L. Ledger
           (Exhibit 10.32) (4)

10.33  #   Warrant Agreement dated April 25, 1996 between the Company and Sidney D.
           Rosenblatt (Exhibit 10.33) (4)

10.34      1997 Sponsored Research Agreement between the Company and Princeton University (5)

10.35      1997 Amended License Agreement between the Company, Princeton University and the
           University of Southern California (5)

21  *      Subsidiaries of the Registrant.

23  *      Consent of Arthur Andersen LLP

27  *      Financial Data Schedule

-----------------------------------------------
Explanation of Footnotes to Listing of Exhibits

*        Filed herewith
#        Management contract or compensatory plan or arrangement

(1) Filed as an Exhibit to Registration Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission on December 21, 1995

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


Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

         (b) No reports were filed on Form 8-K during the fiscal quarter ended December 31, 1999.

         (c) Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)(3) and are incorporated herein by reference.

         (d) Financial statement schedules required to be filed by the Company pursuant to Regulation S-X are listed in response to Item 14(a)(2) and are incorporated herein by reference.

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

                         UNIVERSAL DISPLAY CORPORATION

                         By:   /s/ Sherwin I. Seligsohn
                               -------------------------------------------------
                               Sherwin I. Seligsohn
                               Chairman of the Board and Chief Executive Officer

                         Date: March 30, 2000
                               -------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


         Name                               Title                            Date
         ----                               -----                            ----
/s/ Sherwin I. Seligsohn        Chairman of Board and Chief            March 30, 2000
--------------------------      Executive Officer
Sherwin I. Seligsohn


/s/ Steven V. Abramson          President, Chief Operating Officer     March 30, 2000
--------------------------      and Director
Steven V. Abramson


/s/ Sidney D. Rosenblatt        Executive Vice President, Chief        March 30, 2000
--------------------------      Financial Officer, Treasurer,
Sidney D. Rosenblatt            Secretary and Director


/s/ Dean L. Ledger              Executive Vice President               March 30, 2000
--------------------------      and Director
Dean L. Ledger


/s/ Camille Naffah              Director                               March 30, 2000
--------------------------
Camille Naffah


/s/ Elizabeth Gemmil            Director                               March 30, 2000
--------------------------
Elizabeth Gemmil


/s/ Lawrence Lacerte            Director                               March 30, 2000
--------------------------
Lawrence Lacerte

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

         Consolidated Statements of Shareholders' Equity (Deficit)        F-5, 6

         Consolidated Statements of Cash Flows                            F-7

         Notes to Consolidated Financial Statements                       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Universal Display Corporation:


We have audited the accompanying consolidated balance sheets of Universal Display Corporation (a Pennsylvania corporation in the development-stage) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999 and the period from inception (June 17, 1994) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Display Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and the period from inception (June 17, 1994) to December 31, 1999, in conformity with generally accepted accounting principles in the United States.



Philadelphia, Pa                                            ARTHUR ANDERSEN LLP
March 17, 2000

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,    December 31,
                                                                                         1999            1998
                                                                                     ------------    ------------
                                     ASSETS
  CURRENT ASSETS:
  Cash and cash equivalents (See Note 4)                                             $  1,558,473    $  1,828,381
  Short-term investments (See Note 4)                                                   4,300,060         527,502
  Contract research receivables                                                           267,423         121,941
  Prepaid consulting fee                                                                  204,677         376,493
  Other current assets                                                                    248,041          70,393
                                                                                     ------------    ------------
           Total current assets                                                         6,578,674       2,924,710
                                                                                     ------------    ------------
  PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,600
       and $67,233                                                                      3,679,965          56,211
  DEPOSITS                                                                                 58,211          98,073
                                                                                     ------------    ------------
                                                                                     $ 10,316,850    $  3,078,994
                                                                                     ============    ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable                                                                   $    651,837    $    228,007
  Accrued expenses                                                                        218,522         267,313
                                                                                     ------------    ------------
           Total current liabilities                                                      870,359         495,320
  CAPITAL LEASE OBLIGATIONS                                                                20,021             --

  SHAREHOLDERS' EQUITY
  Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
    200,000 shares designated Series A Nonconvertible Preferred Stock, par value
    $.01 per share, 200,000 issued and outstanding (liquidation value of $7.50
    per share or $1,500,000)                                                                2,000           2,000
  Common Stock, par value $.01 per share, 25,000,000 shares
    authorized, 13,714,563 and 10,312,943 shares issued and outstanding,
    respectively (see Note 3)                                                             137,146         103,130
  Additional paid-in capital                                                           27,986,667      16,052,881
  Deficit accumulated during development stage                                        (18,699,343)    (13,574,337)
                                                                                     ------------    ------------
  Total shareholders' equity                                                            9,426,470       2,583,674
                                                                                     ------------    ------------
                                                                                     $ 10,316,850    $  3,078,994
                                                                                     ============    ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                             Period from Inception
                                                     Year Ended        Year Ended          Year Ended          (June 17, 1994) to
                                                 December 31, 1999  December 31, 1998   December 31, 1997       December 31, 1999
                                                 -----------------  -----------------   -----------------    ---------------------
REVENUE:

    Contract research revenue                       $    519,536       $   368,794        $    93,605             $   981,935
                                                    ------------       -----------        -----------              ----------

OPERATING EXPENSES:
    Research and development (See Note 4)              3,171,497         1,419,394          4,207,898              11,821,096

    General and administrative                         2,727,856         1,933,976          1,986,628               8,597,244
                                                    ------------       -----------        -----------              ----------
                                                       5,899,353         3,353,370          6,194,526              20,418,340
                                                    ------------       -----------        -----------              ----------
OPERATING LOSS                                        (5,379,817)       (2,984,576)        (6,100,921)            (19,436,405)
                                                    ------------       -----------        -----------              ----------

INTEREST INCOME                                          254,811           190,734            173,203                 737,062
                                                    ------------       -----------        -----------            ------------
NET LOSS                                            $ (5,125,006)      $(2,793,842)       $(5,927,718)           $(18,699,343)
                                                    ============       ===========        ===========            ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.42)      $     (0.27)       $     (0.64)
                                                    ============       ===========        ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON SHARE                 12,269,943        10,310,353          9,327,521
                                                    ============       ===========        ===========




        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)





                                                                 Series A Nonconvertible
                                                                     Preferred Stock                    Common Stock
                                                          ---------------------------------  ------------------------------
                                                               Shares           Amount          Shares          Amount
                                                          ------------    -------------      -------------    -------------
BALANCE, INCEPTION -  (JUNE 17, 1994)                               --     $         --          6,000,000    $       6,000

   Net Loss                                                         --               --                 --               --
                                                          ------------    -------------      -------------    -------------
BALANCE, DECEMBER 31, 1994                                          --               --          6,000,000            6,000
   Recapitalization by issuance of Common Stock to
       Enzymatics, Inc. (Note 3)                                    --               --            523,268           59,233
   Issuance of Common Stock options to former sole
       director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability (Note 3)                          --               --                 --               --
   Issuance of Series A Nonconvertible Preferred Stock
       in connection with assignment of research and
       license agreements (Note 3)                             200,000            2,000                 --               --
   Issuance of Common Stock through private Placements,
       net of issuance expenses of $50,000 (Note 3)                 --               --          1,114,000           11,140
   Issuance of Common Stock options (Note 3)                        --               --                 --               --
   Net loss                                                         --               --                 --               --
                                                          ------------    -------------      -------------    -------------
BALANCE, DECEMBER 31, 1995                                     200,000            2,000          7,637,268           76,373

   Issuance of Common Stock in Initial Public Offering
       on April 11, 1996 (Note 3)                                   --               --          1,300,000           13,000
   Issuance of Common Stock warrants (Note 7)                       --               --                 --               --
   Net loss                                                         --               --                 --               --
                                                          ------------    -------------      -------------    -------------
BALANCE, DECEMBER 31, 1996                                     200,000            2,000          8,937,268           89,373

   Exercise of private placement warrants                           --               --          1,124,000           11,240
   Issuance of Common Stock warrants                                --               --                 --               --
   Issuance of Common Stock options                                 --               --                 --               --
   Issuance of Common Stock and warrants in connection
       with 1997 Sponsored Research Agreement (Note 5)              --               --            200,000            2,000
   Exercise of Common Stock options and warrants                    --               --             41,000              410
   Net loss                                                         --               --                 --               --
                                                          ------------    -------------      -------------    -------------
BALANCE, DECEMBER 31, 1997                                     200,000            2,000         10,302,268          103,023

   Exercise of private placement warrants                           --               --                675                7
   Exercise of Common Stock options and warrants                    --               --             10,000              100
   Issuance of Common Stock warrants (Note 7)                       --               --                 --               --
   Net loss                                                         --               --                 --               --
                                                          ------------    -------------      -------------    -------------
Balance, December 31, 1998                                     200,000    $       2,000         10,312,943    $     103,130

   Exercise of Common Stock options and warrants                    --               --          1,687,586           16,876
   Issuance of Common Stock and warrants through
       private placement, net of expenses of $488,220               --               --          1,414,034           14,140
   Issuance of Common Stock for purchase of equipment               --               --            100,000            1,000
   Issuance of Common Stock in connection with the
       executive employee bonus                                     --               --            200,000            2,000
   Issuance of Common Stock options to non-employees                --               --                 --               --
   Net loss                                                         --               --                 --               --
                                                          ------------    -------------      -------------    -------------
BALANCE, DECEMBER 31, 1999                                     200,000    $       2,000         13,714,563    $     137,146
                                                          ============    =============      =============    =============

[RESTUBBED]

                                                                               Deficit
                                                                             Accumulated
                                                             Additional        During              Total
                                                               Paid-In       Development        Shareholders'
                                                               Capital          Stage         Equity (Deficit)
                                                            ------------    -------------     ----------------
BALANCE, INCEPTION -  (JUNE 17, 1994)                       $         --    $          --     $        6,000

   Net Loss                                                           --          (11,121)           (11,121)
                                                            ------------    -------------     --------------
BALANCE, DECEMBER 31, 1994                                            --          (11,121)            (5,121)
   Recapitalization by issuance of Common Stock to
       Enzymatics, Inc. (Note 2)                                (243,393)              --           (184,160)
   Issuance of Common Stock options to former sole
       director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability (Note 2)                       140,000               --            140,000
   Issuance of Series A Nonconvertible Preferred Stock
       in connection with assignment of research and
       license agreements (Note 2)                               348,000               --            350,000
   Issuance of Common Stock through private Placements,
       net of issuance expenses of $50,000 (Note 2)            2,166,860               --          2,178,000
   Issuance of Common Stock options (Note 2)                       9,950               --              9,950
   Net loss                                                           --       (3,072,661)        (3,072,661)
                                                            ------------    -------------     --------------
BALANCE, DECEMBER 31, 1995                                     2,421,417       (3,083,782)          (583,992)

   Issuance of Common Stock in Initial Public Offering
       on April 11, 1996 (Note 2)                              5,492,928               --          5,505,928
   Issuance of Common Stock warrants (Note 6)                     25,000               --             25,000
   Net loss                                                           --       (1,768,995)        (1,768,995)
                                                            ------------    -------------     -------------
BALANCE, DECEMBER 31, 1996                                     7,939,345       (4,852,777)         3,177,941
   Exercise of private placement warrants                      3,929,560               --          3,940,800
   Issuance of Common Stock warrants                             528,985               --            528,985
   Issuance of Common Stock options                              216,000               --            216,000
   Issuance of Common Stock and warrants in connection
       with 1997 Sponsored Research Agreement (Note 4)         3,118,329               --          3,120,329
   Exercise of Common Stock options and warrants                  80,590               --             81,000
   Net loss                                                           --       (5,927,718)        (5,927,718)
                                                            ------------    -------------     -------------
BALANCE, DECEMBER 31, 1997                                    15,812,809      (10,780,495)         5,137,337

   Exercise of private placement warrants                          2,356               --              2,363
   Exercise of Common Stock options and warrants                   2,800               --              2,900
   Issuance of Common Stock warrants (Note 6)                    234,916               --            234,916
   Net loss                                                           --       (2,793,842)        (2,793,842)
                                                            ------------    -------------     -------------
Balance, December 31, 1998                                  $ 16,052,881    $ (13,574,337)    $    2,583,674

   Exercise of Common Stock options and warrants               6,220,104               --          6,236,980
   Issuance of Common Stock and warrents through
       private placement, net of expenses of $488,220          4,778,657               --          4,792,797
   Issuance of Common Stock for purchase of equipment            430,000               --            431,000
   Issuance of Common Stock in connection with the
       executive employee bonus                                  421,220               --            423,220
   Issuance of Common Stock options to non employees              83,805               --             83,805
   Net loss                                                           --       (5,125,006)        (5,125,006)
                                                            ------------    -------------     -------------
BALANCE, DECEMBER 31, 1999                                  $ 27,986,667    $ (18,699,343)    $    9,426,470
                                                            ============    =============     ==============


       The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                       Period from
                                                                                                                        Inception
                                                                                                                     (June 17, 1994)
                                                                    Year Ended     Year Ended      Year Ended               to
                                                                   December 31,    December 31,    December 31,        December 31,
                                                                       1999           1998             1997                1999
                                                                   ------------   ------------     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(5,125,006)   $(2,793,842)      $(5,927,718)       $(18,699,343)
    Depreciation                                                        56,368         27,879            27,398             123,600
     Issuance of Common Stock options and warrants for services         83,805        330,575           316,000             765,330
     Issuance of Common Stock and warrants in connection with
        amended research and license agreements                             --             --         3,120,329           3,120,329
     Issuance of Common Stock in connection with executive
         compensation                                                  423,220             --                --             423,220
     Acquired in-process technology                                         --             --                --             350,000
    Adjustments to reconcile net loss to net cash used in
        operating activities:
    (Increase) decrease in assets:
        Contract research receivables                                 (145,482)       (33,575)          (88,366)           (267,423)
        Receivable from related party                                       --         51,906           (51,906)                 --
        Other current assets                                            (5,832)       (23,754)          (30,715)           (119,392)
        Deposits                                                        39,862        (22,000)           17,346             (58,211)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                          375,039        215,080           175,934             826,199
        Payable to related parties                                          --             --                --             250,000
                                                                   -----------    -----------       -----------        ------------
                Net cash used in operating activities               (4,298,026)    (2,247,731)       (2,441,698)        (13,285,691)
                                                                   -----------    -----------       -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (3,229,101)       (26,689)          (23,287)         (3,352,544)
    Purchases of short-term investments                             (7,776,880)      (270,932)       (5,019,570)        (15,497,382)
    Proceeds from sale of short-term investments                     4,004,322      4,283,000         2,910,000          11,197,322
                                                                   -----------    -----------       -----------        ------------
                Net cash provided by (used) in investing
                 activities                                         (7,001,659)     3,985,379        (2,132,857)         (7,652,604)
                                                                   -----------    -----------       -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of Common Stock                       4,792,797             --                --          12,232,725
    Proceeds from the exercise of Common Stock options and
      warrants                                                       6,236,980          5,263         4,021,800          10,264,043
                                                                   -----------    -----------       -----------        ------------
                Net cash provided by financing activities           11,029,777          5,263         4,021,800          22,496,768
                                                                   -----------    -----------       -----------        ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (269,908)     1,742,911          (552,755)          1,558,473
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,828,381         85,470           638,225                  --
                                                                   -----------    -----------       -----------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                          $ 1,558,473    $ 1,828,381       $    85,470        $  1,558,473
                                                                   ===========    ===========       ===========        ============




        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999


1. BACKGROUND:

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode ("OLED") technology for potential flat panel display applications.

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994. (See
Note 3.)

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology. (See Note 5). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license (See
Note 5).

The Company is also engaged in research, development and commercialization activities at its 11,000 square foot facility which is leased in Ewing, N.J. The Company moved its operations to this facility in the fourth quarter of 1999.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding and activities, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There is no assurance that such financing will be available to the Company, on commercially reasonable terms or at all. Also, while the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as principal investigators, because such persons are no longer associated with Princeton University or otherwise, and successors acceptable to both the Company and Princeton University are not available, the 1997 Sponsored Research Agreement will terminate.

2. LIQUIDITY AND SUBSEQUENT EVENTS:

As of December 31, 1999, the Company has an accumulated deficit of $18,699,343. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. Notwithstanding the risks discussed above, the Company anticipates, based on the recent exercise of warrants and options to purchase Common Stock, management's internal forecasts and assumptions relating to its operations, that its current cash and short-term investments are sufficient to meet its obligations for at least 2000, the current fiscal year. As of March 17, 2000, the Company has obtained additional cash in the amount of $4,532,890 from the exercise of 1,053,109 warrants and options to purchase Common Stock.



3. STOCK TRANSACTIONS, MERGER, RECAPITALIZATION AND PUBLIC OFFERING:

On June 22, 1995, a wholly-owned subsidiary of the Company consummated an Agreement and Plan of Reorganization ("Merger Agreement") with a New Jersey corporation formerly known as UDC. At the time of the merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC. Enzymatics had incurred significant losses since its inception in 1985 and, notwithstanding a public offering, failed to find significant alternative sources of financing to enable it to continue its operations on any scale. In June 1994, the shareholders of Enzymatics approved the sale of substantially all of its assets to a third party. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management of UDC determined that such additional capital would be necessary to fulfill its financial obligations under the Transfer Agreement (as herein defined) pursuant to which it obtained certain rights and obligations related to the OLED technology, obtain funds to commercialize the OLED technology, fund the acquisition of additional intellectual property rights useful to the OLED technology and to fund working capital. As of June 22, 1995, Enzymatics had 523,268 shares issued and outstanding (after giving effect to a reverse stock split of 1 for 10.9672) which were not actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates ("NHA"), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (see Note 7) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics is also a principal of NHA.

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

Upon consummation of the merger, UDC's shareholders collectively owned approximately 92% of the outstanding shares of the merged entity, with the former Enzymatics shareholders retaining the balance of approximately 8%. UDC was the surviving corporation in the merger, changed its name to UDC, Inc., and, as a result of the merger, became a wholly-owned subsidiary of Enzymatics. At the effective time of the merger, Enzymatics changed its name to Universal Display Corporation. Universal Display Corporation and its wholly owned subsidiary, UDC, Inc., are herein referred to collectively as the "Company." Contemporaneous with the merger, the Company and ABC entered into a Technology Transfer Agreement dated June 22, 1995 (the "Transfer Agreement") pursuant to which, among other things, ABC assigned the 1994 License Agreement to the Company, and granted to the Company an exclusive worldwide sublicense to patents and other intellectual property rights to display technology developed under a Sponsored Research Agreement dated October 22, 1993 between ABC and Princeton University (the "1993 Sponsored Research Agreement") in exchange of (i) reimbursement of ABC's scheduled payments and expenses previously made to Princeton University under the 1994 Sponsored Research Agreement in the amount of $674,000 and a payment of $500,000 for the sublicense under the 1993 Sponsored Research Agreement which were charged to research and development expense (see Notes 4 and 5); (ii) the Company's assumption of ABC's obligation to pay all future scheduled payments under the 1994 Sponsored Research Agreement, which were approximately $1,610,000, plus expenses related thereto estimated to be $500,000 for a total of $2,110,000; and (iii) 200,000 shares of the Company's Series A Nonconvertible Preferred Stock (see Notes 4 and 7) with a fair value of $350,000.

Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement, which generated proceeds of $1,513,000, net of offering expenses of $50,000. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC. Accordingly, ABC netted this $250,000 receivable against the Company's payable to related parties account as shown on the accompanying Consolidated Balance Sheets (see
Note 9). In addition, on July 17, 1995, the Company sold an additional 207,500 Units which generated gross proceeds of $415,000. On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administration expenses).

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. In 1999, all of the Company's short-term investments that were classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") were sold. At December 31, 1999, unrealized holding gains or losses were not material. The gross proceeds from sales and maturities of investments were $4,004,322 and $4,283,000 for the years ended December 31, 1999 and 1998, respectively. Gross realized gains and losses for the years ended December 31, 1999 and 1998 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

Cash, cash equivalents and short-term investments consisted of the following:

                                                              December 31
                                                          1999           1998
                                                      -----------    -----------
       Cash and cash equivalents:
         Money market funds and demand accounts       $ 1,558,473    $ 1,828,381
                                                      ===========    ===========
       Short-term investments:
         Certificates of deposit                      $ 4,300,060    $   527,502
                                                      ===========    ===========


Fair Value of Financial Instruments

Cash and cash equivalent, short-term investments, contract research receivables, other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value as of December 31, 1999.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment, furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Property and equipment consists of the following:

                                                               December 31
                                                           1999           1998
                                                       -----------    ----------
       Office and lab equipment                        $   628,281    $ 102,008
       Furniture and fixtures                               90,804       15,754
       Leasehold improvements                              996,652        5,682
       Lab facility and equipment not yet in use         2,087,828          --
                                                       -----------    --------
                                                         3,803,565      123,444
       Less- Accumulated depreciation                     (123,600)     (67,233)
                                                       -----------    ---------
                                                       $ 3,679,965    $  56,211
                                                       ===========    =========

Depreciation expense was $56,368, $27,879 and $27,398 for the years ended December 31, 1999, 1998 and 1997, respectively.

Lab facility and equipment not yet inuse costs consist of costs incurred for the Company's build-out fits new lab facility and the acquisition of lab equipment for the Company's new facility. Upon commencement of operation of the lab equipment, the costs associated with such assets will be depreciated over the estimated useful life of such assets.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 1999, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

Net Loss Per Common Share

The Company applies Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" to compute net loss per share. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities into common stock. For the years ended December 31, 1999, 1998 and 1997 the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive.


Recent Accounting Pronouncements

Effective with the year ended December 31, 1999, the Company was subject to the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and the amortization of such costs. SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. The adoption of SOP 98-1 and SOP 98-5 did not have a material impact impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on its financial statements. At this time, the Company believes that SAB 101 will not have a material impact on its financial position or results of operations.



Contract Research Revenue

Contract research revenues are recognized as the related expenses are incurred.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

                                                                               Year Ended December 31
                                                                       1999             1998            1997
                                                                  -------------    -------------   ---------
     Payments made to Princeton University and
       Southern California under the 1997 Sponsored Research
       Agreements (see Note 5)                                    $     544,450    $     125,842   $         --
     Payments made to Princeton University under the 1994
         Sponsored Research Agreement (see Note 1)                           --               --         347,374
     Patent application expenses                                        854,463          630,929         715,406
     Issuance of 200,000 shares of the Company's Common Stock
       and warrants to purchase 250,000 shares of Common Stock
       under the 1997 Sponsored Research Agreement (see Note 5)              --               --       3,120,329
     Development, construction and operations in the new
       facility                                                         807,191               --              --
     Expansion of the Company's Research and Development Team           965,393               --              --
     Other expenses                                                          --          662,623          24,789
                                                                  -------------    -------------   -------------
                                                                  $   3,171,497    $   1,419,394   $   4,207,898
                                                                  =============    =============   =============

                                      F-12

Statement of Cash Flow Information

Capital lease obligations of $20,815 were incurred on equipment leases entered into in 1999. In 1999, the Company issued 100,000 shares of its Common Stock to a vendor as partial consideration for lab equipment. The shares were valued at $4.31 per share, which was the approximate fair market value at the transaction date.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY:

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement"), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement"). The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments. In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement. In connection with the 1997 License Agreement and Sponsored Research Agreement, in October 1997, the Company has issued 140,000 common shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 common shares and 75,000 warrants to purchase Common Stock to the University of Southern California. The Company recorded a charge of $3,120,329 related to the issuance of the Common Stock and warrants to purchase Common Stock. The value of the warrants was determined in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This charge is included in research and development expenses in the accompanying Consolidated Statement of Operations.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accrued expenses consist of the following:


                                                     December 31
                                                   1999        1998
                                              ----------    ----------
       Accrued professional fees              $  142,575    $  158,150
       Vacation                                   63,922        27,326
       Other                                      12,025        81,837
                                              ----------    ----------
                                              $  218,522    $  267,313
                                              ==========    ==========

7. SERIES A NONCONVERTIBLE PREFERRED STOCK, SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (See Notes 3 and 5), which has a liquidation value of $7.50 per share. Series A holders, as a single class, have the right to elect two of the Company's Board of Directors. The holders of Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A holders are not entitled to any dividends.

The 200,000 shares of the Company's Series A Nonconvertible Preferred Stock that were issued in 1997, were valued at $1.75 per share which was based upon an independent appraisal.

Shareholders' Equity

In May 1999, the Company completed a private placement, and issued 1,414,034 shares of Common Stock and warrants, resulting in net proceeds of $4,792,797. The private placement units consisted of one share of Common Stock and one warrant. The units were issued at $3.75 per unit. The shares of Common Ctock and the warrants were valued at $2.27 and $1.48 based on their relative fair values, respectively. The warrants were issued with an exercise price ranging from $4.28 to $4.31, which approximates fair value at the grant date.

Stock Options and Warrants

Enzymatics 1992 Stock Option Plan

The stock options granted prior to the merger by Enzymatics under the 1992 Stock Option Plan and which have been assumed by the Company and after giving effect to the reverse stock split, were converted into options to purchase 20,538 shares of Common Stock of the Company at exercise prices ranging from $11.74 to $29.61 per share. In 1999, 11,992 of such options expired. The remaining 8,546 of such options expire through 2001.

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

In June 1995, the Company granted options to purchase 70,000 shares of Common Stock to an officer of the Company at an exercise price of $2.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 20,000 options vested immediately upon grant with the remaining 50,000 options vesting in equal amounts over three years. Accordingly, as of December 31, 1999, 70,000 options were exercisable. These options expire in 2005. In addition, in June 1995, the Company granted options to purchase 5,000 shares of Common Stock to the same officer of the Company at an exercise price of $.01 per share, all of which were exercised in October 1997. These options vested on the grant date. The Company recorded a charge of $9,950, which represents the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of the options at the grant date. This charge is included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

In 1995, the Company granted nonqualified stock options to three principal investigators who are conducting research under the 1994 Sponsored Research Agreement and the 1993 Sponsored Research Agreement. The Company granted options to purchase an aggregate of 240,000 shares of Common Stock to the three principal investigators at an exercise price of $4.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 33% at the grant date with the remaining 67% vesting over two years. Accordingly, as of December 31, 1999, options to purchase 240,000 shares of Common Stock were exercisable. These options expire in 2005.

In 1996, the Company granted nonqualified stock options to two employees and one consultant. The Company granted options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $4.12 per share, which was the fair market value of the Common Stock at the date of grant. These options vest as follows: 10,000 shares at the grant date with the remaining 20,000 shares vesting over 5 years. During 1997, 6,000 of these options were forfeited when an employee left the Company. As of December 31, 1999, options to purchase 16,000 shares of Common Stock were exercisable. These options expire in 2006.

In 1997, the Company granted incentive and nonqualified stock options to several employees, officers, and principal investigators. The Company granted options to purchase an aggregate of 274,500 shares of Common Stock at exercise prices ranging from $4.06 to $5.25 per share, which was the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five year period. As 55,000 of these options were granted to non-employee principal investigators, the Company recorded a charge of $216,000, which represents the value of the options as determined in accordance with SFAS
123. This charge is included general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 1999, options to purchase 267,700 shares of Common Stock were exercisable. These options expire in 2007.

In 1998 and 1999, the Company granted nonqualified stock options to several employees. The Company granted options to purchase an aggregate of 242,047 and 400,750 shares of Common Stock at exercise prices ranging from $3.75 to $6.22 and $3.125 to $4.19 per share, respectively, which was the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five year period. As of December 31, 1999, options to purchase 359,983 shares of Common Stock were exercisable. These options expire in 2008 and 2009, respectively.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 3, in June 1995, the Company granted options to purchase 84,234 shares of Common Stock at an exercise price of $.29 per share to NHA. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested 100% upon grant and 15,000 were exercised in 1997. Accordingly, as of December 31, 1999, 84,234 options were exercisable. These options expire in 2005.

The following table summarizes all stock option activity:

                                               1999                         1998                      1997
                                     -----------------------      -----------------------    ---------------------
                                                     Weighted                  Weighted                   Weighted
                                                      Average                   Average                    Average
                                                     Exercise                  Exercise                   Exercise
                                        Shares         Price         Shares      Price        Shares        Price
                                     ----------     ----------    ----------  ----------     --------     --------
Outstanding at beginning
   of year                              907,781       $  4.09        690,272    $  4.17       449,772      $ 3.72
    Granted                             428,250       $  3.88        242,047    $  4.70       271,500      $ 4.99
    Exercised                           (25,000)      $  3.52        (10,000)   $   .29       (25,000)     $ 1.00
    Forfeited                           (16,992)      $ 10.96        (14,538)   $ 20.67        (6,000)     $ 4.12
                                     ----------                      --------                 --------

Outstanding at end of year            1,294,039       $  3.94        907,781    $  4.09       690,272      $ 4.17

Exercisable at end of year              973,503       $  3.97        792,951    $  4.00       604,006      $ 4.16

Available for future grant            1,536,733                      377,991                  189,500

Weighted average fair value of
   options granted                                    $  2.99                   $  3.60                    $ 3.85
                                                      =======                   =======                    ======

                                      F-15

The weighted average remaining contractual life for options outstanding at December 31, 1999, 1998 and 1997 was 8 years.

Common Stock Warrants

In connection with the June 22, 1995 private placement and the July 17, 1995 private placement (See Note 3), the Company issued 906,500 warrants and 207,500 warrants, respectively each warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.50 per share. In 1997, all of these outstanding warrants were exercised.

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants expired April 12, 1999 (see Note 3). In connection with the public offering, the Company issued warrants to its underwriter to purchase up to 130,000 shares of Common Stock at an exercise price of $8.25 per share and warrants to purchase an additional 130,000 shares of Common Stock at an exercise price of $3.675 per share. In April 1996, the Company issued warrants to third parties to purchase up to 578,000 shares of Common Stock at an exercise price of $4.125 per share.

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

In 1997, the Company granted warrants to Princeton University and the University of Southern California under the 1997 Sponsored Research Agreement (see Note 5) to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $7.25 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest immediately upon grant and expire in 2007. Also in 1997, the Company granted warrants to consultants to purchase 200,000 shares of Common Stock at an exercise price of $4.80 per share. These warrants vest immediately upon grant and expire in 2002. The Company valued the warrants in accordance with SFAS 123. The warrants will be expensed over the three year consulting period. In 1999, 1998 and 1997, the Company recorded a charge of $176,328, $100,000, respectively which is included in general and administrative expenses in the accompanying Consolidated Statement of Operations. The unamortized portion of this charge is recorded as prepaid consulting fee on the accompanying Consolidated Balance Sheet.

In 1998, the Company granted warrants to two employees and two directors to purchase 400,000 shares of Common Stock at an exercise price of $6.38 per share, which was the fair market value of the Common Stock at the date of grant. These warrants vest immediately and expire in 2008.

In 1998, the Company granted warrants to consultants to purchase 125,000 shares of Common Stock at exercise prices ranging from $3.375 to $7.25 per share. Of the 125,000 warrants granted in 1998, 25,000 warrants were granted to one consultant which vested immediately. These warrants were valued using the Black-Scholes option pricing model. Accordingly, the Company recorded a charge in 1998 to record expense in the amount of $113,913, which is included in general and administrative expenses. The remaining 100,000 warrants were granted to another consultant of which 25,000 vested immediately and 75,000 will vest based upon the Company's successful entrance into the Taiwanese market. Only the 25,000 which vested were valued using the Black-Scholes option pricing model. The remaining 75,000 will be valued upon ultimate determination of performance. As the consulting agreement is for a period of three years, the Company is recognizing expense ratably over a three year period. Accordingly, in 1998 the Company recorded a charge of $40,334, which is included in general and administrative expenses in the accompanying Consolidated Statements of Operations, respectively. The unamortized portion of this charge is recorded as prepaid consulting fee on the accompanying Consolidated Balance Sheets in the accompanying Consolidated Statements of Operations.

In 1999, the Company granted options to consultants to purchase 27,500 shares of Common Stock at exercise prices of $3.125 and $4.19 per share. The options vest immediately and expire in 2009. These options were valued using the Black-Scholes option pricing model. Accordingly, the Company recorded a charge in 1999 to record expense in the amount of $83,805, which is included in general and administrative expenses.

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

                                       1999          1998             1997
                                  ------------   ------------    -------------
        Net loss:
           As reported            $ (5,125,006)  $ (2,793,842)   $ (5,927,718)
           Pro forma                (6,000,155)    (5,803,012)     (6,985,174)

        Net loss per share:
           As reported            $      (0.42)  $       (.27)   $       (.64)
           Pro forma                     (0.49)          (.56)   $       (.75)

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 4.7% to 5.7%, 5.9% to 6.7% and 6.6%, expected dividend yields of zero for each year, expected volatility of 81%, 81% and 80% and expected lives of 7 years for each year.

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

8. RESEARCH CONTRACTS:

Contract research revenue consists of the following:

                                                                                  December 31
                                                                     1999             1998            1997
                                                                -------------    -------------   -------------
       Department of Defense Advanced Research
         Projects Agency (DARPA)                                $     419,536    $     190,008   $      72,630
       New Jersey Commission on Science and Technology (NJCST)              -           94,521          15,736
       National Science Foundation (NSF)                              100,000           84,265           5,239
                                                                -------------    -------------   -------------

                                                                $     519,536    $     368,794   $      93,605
                                                                =============    =============   =============

9. RELATED PARTY TRANSACTIONS:

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

In 1999 and 1998, there were no related party transactions.

10. COMMITMENTS:

Lease Commitments

The Company has several operating lease arrangements for office space and office equipment. Total rent expense was $311,996 and $91,467 for the year ended December 31, 1999 and 1998, respectively. Minimum future rental payments for operating leases as of December 31, 1999 are as follows:

              Year                               Amount
              ----                            ----------
              2000                            $  243,952
              2001                               322,766
              2002                               265,373
              2003                               203,256
              2004                               133,071
                                              ----------
                                              $1,168,418
                                              ==========

At December 31, 1999, the Company has commitments outstanding in connection with capital expenditures of equipment acquired during the 1999 year. According to the Purchase agreement the Company has agreed to pay the vendor in both stock and cash. At year-end the Company owed $589,849 in cash and stock valued at $641,673, all payments are expected to be paid in year 2000.

11. INCOME TAXES:

The components of income taxes are as follows:

                                                                          December 31
                                                        ------------------------------------------------
                                                             1999              1998             1997
                                                        -------------     -------------    -------------
       Current                                          $          --     $          --    $          --
       Deferred                                            (2,063,624)         (484,848)      (2,015,424)
                                                        -------------     -------------    -------------
                                                           (2,063,624)         (484,848)      (2,015,424)
       Increase in valuation allowance provision            2,063,624           484,848        2,015,424
                                                        -------------     -------------    -------------

                                                        $          --     $          --    $          --
                                                        =============     =============    =============

The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $10,700,000, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                            December 31
                                                         1999           1998
                                                    ------------   ------------
        Gross deferred tax assets:
         Net operating loss carryforwards           $  3,650,365   $  2,080,146
         Capitalized start-up costs                    1,844,133      1,557,836
         Capitalized technology license                  170,000        170,000
         Other                                           466,894        259,786
                                                    ------------   ------------
                                                       6,131,392      4,067,768

       Valuation allowance                          $ (6,131,392)  $ (4,067,768)
                                                    ------------   ------------
       Net deferred tax assets                      $         --   $         --
                                                    ============   ============

A valuation allowance was established for 100% of the net deferred tax asset, since the Company has incurred substantial operating losses and expects additional losses in 2000. The Company's management has concluded that the realizability of the deferred tax assets is uncertain.