Form 10-K/A
period 1999-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2000-05-01
CIK 1005284

                                   FORM 10-K/A

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

                          UNIVERSAL DISPLAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                         23-2372688
              ------------                         ----------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

               375 Phillips Boulevard
                 Ewing, New Jersey                     08618
     ----------------------------------------       ----------
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

As of March 17, 2000, the Registrant had outstanding 14,888,244 shares of Common Stock.

                       Documents Incorporated by Reference

None.

PRELIMINARY NOTE:

This Form 10-K/A is being filed to report Part III information in lieu of the incorporation of such information by reference to the Company?s definitive proxy material for its 2000 Annual Meeting of Shareholders.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Listed below is information concerning the Company's Directors and Executive Officers. See Item 4 for information concerning Messrs. Seligsohn, Abramson and Rosenblatt.



Dean L. Ledger ...........................          51     Mr. Ledger has been a director of the Company since 1995.
                                                           From January 1997 until the present and from June 1995 to
                                                           November 1995, Mr. Ledger was Executive Vice President of the
                                                           Company. From November 1995 to December 1996 he was a
                                                           consultant to the Company. Since October 1992, Mr. Ledger has
                                                           been Vice President - Corporate Development and a consultant to ABC.


Camille Naffah............................          73     Mr. Naffah has been a director of the Company since October
                                                           1996. Since 1990, he has been President of Camille Naffah
                                                           Enterprises, a holding company for leisure enterprises
                                                           including hotels, lounges and restaurants.

Elizabeth H. Gemmill......................          54     Ms. Gemmill has been a Director of the Company since April
                                                           1997. Since March 1999, she has been Managing Trustee of the
                                                           Warwick Foundation. From 1988 to March 1999, Ms. Gemmill was
                                                           Vice President and Secretary of Tasty Baking Company. Ms.
                                                           Gemmill is Chairman of the Board of Philadelphia University and
                                                           is on the Boards of American Water Works Company, Inc., Willow
                                                           Grove Bancorp, Philadelphia College of Osteopathic Medicine
                                                           and Metropolitan YMCA of Philadelphia and vicinity.

Lawrence Lacerte..........................          47     Mr. Lacerte has been a director of the Company since October
                                                           1999. Since July 1998 he has been Chairman and Chief Executive
                                                           Officer of Lacerte Technology Inc., a company specializing in technology and Internet-related ventures. Prior to that time he was the founder, Chairman and CEO of Lacerte Software, which was sold to Intuit Corporation in June, 1998. Mr. Lacerte also serves on the boards of directors of TeraGlobal Communications
                                                           Corporation, Citadel Technology, Inc., How2.com, Inc., World point
                                                           Interactive, Inc., and Fandom.com, Inc. Mr. Lacerte also serves on various not-for-profit boards.

General Information Concerning the Board of Directors and its Committees

         The Board of Directors held five meetings during 1999. Each incumbent director attended at least 75% of the aggregate of all meetings of the Board of Directors during the period for which he or she was a director and the meetings of the committees on which he or she served. The Board of Directors has established an Audit Committee and a Compensation Committee. It has not established a nominating committee.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires directors and executive officers of the Company and persons or entities beneficially owning more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission reports of beneficial ownership and reports of changes in beneficial ownership of such equity securities. Officers, directors and shareholders owning more than 10% of the Company's equity securities are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all forms they file under Section 16(a) of the Act. Based solely upon its review of the copies of such reports and any amendments thereto received by the Company during the year ended December 31, 1999, all Section 16 (a) filing requirements applicable to its officers, directors and 10% shareholders were satisfied, except that Mr. Ledger purchased 5,000 shares of the Company's Common Stock on February 10, 1999. The Form 4 was filed approximately six months after the purchase.

ITEM 11.    EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation of the Chief Executive Officer and the other two most highly compensated executive officers of the Company for services in all capacities to the Company or its subsidiary for the fiscal year ended December 31, 1999 and the total compensation earned by such individuals for the Company's two previous fiscal years.

                                                                                                        Securities
                                         Year Ended                                    Restricted       Underlying    All Other
       Name and Principal Position      December 31,     Salary ($)     Bonus            Stock           Options    Compensation
       ---------------------------      -----------      ----------    --------        ----------        -------    ------------
Sherwin I. Seligsohn....................    1999          $125,000     $     --    $          --          30,000       $2,988 (3)
     Chairman of the Board                  1998            85,000           --               --          20,000           --
     and Chief Executive Officer            1997            85,000           --               --          25,000           --
Steven V. Abramson......................    1999          $200,000     $165,256 (1)     $362,500 (2)      30,000       $4,657 (4)
     President and Chief Operating          1998           180,000           --               --         120,000           --
     Officer                                1997           180,000           --               --          25,000           --
Sidney D. Rosenblatt....................    1999          $200,000     $165,256  (1)    $362,500 (2)      30,000       $5,541 (5)
     Executive Vice President, Chief        1998           180,000           --               --         120,000           --
     Operating Officer, Secretary &         1997           180,000           --               --          25,000           --
     Treasurer


(1) Represent the payroll taxes associated with the stock bonus in (2), paid by the Company.
(2) On 5/20/99, Steve Abramson and Sidney Rosenblatt were each granted 100,000 shares of restricted Common Stock.
(3) Includes Company contributions to the Company's Simple IRA plan of $1,769, life and disability insurance premium payments of $1,219.
(4) Includes Company contributions to the Company's Simple IRA plan of $3,000, life and disability insurance premium payments of $1,657.
(5) Includes Company contributions to the Company's Simple IRA plan of $3,000, life and disability insurance premium payments of $2,541.


         The following table summarizes stock options granted during 1999 to the persons named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable Value at
                                                                                               Assumed Annual Rates of Stock
                                                                                               Price Appreciation for Option
                                                 Individual Grants                                          Term
                           ---------------------------------------------------------------    ---------------------------------
                                        Percentage of Total
                             Options    Options Granted to     Exercise     Expiration
Name                         Granted    Employees In 1999        Price          Date                5%              10%
-----                        -------    -----------------        -----          ----                --              ---
Sherwin I. Seligsohn            30,000         9.35%            $ 3.875       10/12/09           $189,359        $301,523
Steven V. Abramson              30,000         9.35%            $ 3.875       10/12/09            189,359         301,523
Sidney D. Rosenblatt            30,000         9.35%            $ 3.875       10/12/09            189,359         301,523

The Company does not currently grant any long-term incentives, other than stock options and warrants, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

                    AGGREGATED FISCAL YEAR END OPTION VALUES

                                    Number of Securities Underlying
                                  Unexercised Options at Fiscal Year          Value of Unexercised In-the-Money
                                                  End                            Options at Fiscal Year End
                                 --------------------------------------     --------------------------------------
Name                                Exercisable        Unexercisable           Exercisable        Unxercisable
----                                -----------        -------------           -----------        ------------
Sherwin I. Seligsohn                  16,667              13,333                 $214,588           $171,662
Steven V. Abramson                    16,667              13,333                  214,588            171,662
Sidney D. Rosenblatt                  16,667              13,333                  214,588            171,662

No options were exercised last fiscal year by any of the persons named in the Summary Compensation Table.

Employment Agreement

         The Company had entered into an employment agreement with Sherwin Seligsohn on November 1, 1995, which expired on November 1, 1997, to serve as its Chairman of the Board and Chief Executive Officer. The agreement contained a provision prohibiting Mr. Seligsohn from competing directly with the Company during the term of employment and for a period of two years thereafter.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 17, 2000, certain information regarding the beneficial ownership of shares of Common Stock: (i) by each director of the Company, (ii) by each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere herein, and (iv) by all of the Company's executive officers and directors as a group.

                                                            Amount and Nature of                 Percentage
      Name and Address of Beneficial Owner (1)             Beneficial Ownership(2)            of CommonStock(2)
      ----------------------------------------             -----------------------            -----------------
Lori S. Rubenstein(3)(4)                                           3,301,000                      28.0%
Scott Seligsohn(3)(4)                                              3,523,000                      23.5
Clifford D. Schlesinger(3)                                         3,000,000                      20.0
Sherwin I. Seligsohn(5)                                              380,167                       2.5
Dean L. Ledger(6)                                                    391,667                       2.6
Steven V. Abramson(2)                                                436,667                       2.9
Sidney D. Rosenblatt(2)                                              431,307                       2.8
Camille Naffah                                                       315,000                       2.1
Elizabeth H. Gemmill                                                  15,500                        *
Lawrence Lacerte                                                     538,332                       3.6
All executive officers and directors as a group (seven people)     2,508,640                      16.7

------------
* Less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is 375 Phillips Boulevard, Ewing, New Jersey 08618.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The percentage for each beneficial owner listed above is based on 15,016,856 shares outstanding as of April 17, 2000. In accordance with the rules of the Securities and Exchange Commission, options to purchase shares of Common Stock that are exercisable as of April 17, 2000, or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The numbers of shares indicated in the table includes the following number of shares issuable upon the exercise of warrants or options: Scott Seligsohn -- 203,000; Sherwin I. Seligsohn -- 227,167; Dean L. Ledger -- 231,667; Steven V. Abramson -- 331,667;
         Sidney D. Rosenblatt -- 326,667; Elizabeth H. Gemmill -- 15,000; and Lawrence Lacerte -- 5,000.

(3) Includes (i) 1,500,000 shares of Common Stock owned by the Sherwin I. Seligsohn Irrevocable Indenture of Trust dated 7/29/93 FBO Lori S. Rubenstein (the "Rubenstein Trust"), of which Lori S. Rubenstein, Scott Seligsohn and Clifford D. Schlesinger are co-trustees and (ii) 1,500,000 shares of Common Stock owned by Sherwin I. Seligsohn Irrevocable Indenture of Trust dated 7/29/93 FBO Scott Seligsohn (the "Seligsohn Trust"), of which Lori S. Rubenstein, Scott Seligsohn and Clifford D. Schlesinger are co-trustees. Mr. Schlesigner's address is 1500 Chestnut Street, Philadelphia, Pennsylvania.

(4) Includes 176,000 shares of Common Stock owned by American Biomimetics Corporation, which the Rubenstein Trust and Seligsohn Trust are principal shareholders.

(5) Does not include (i) 176,000 shares of Common Stock owned by American Biomimetics Corporation, (ii) 200,000 shares of Series A Preferred Stock owned by American Biomimetics Corporation, (iii) 1,500,000 shares of Common Stock owned by the Rubenstein Trust, (iv) 1,500,000 shares of Common Stock owned by the Seligsohn Trust, (v) 125,000 shares of Common Stock owned by Lori S. Rubenstein, his emancipated daughter, and (vi) 125,000 shares of Common Stock owned by Scott Seligsohn, his emancipated son, for which Mr. Seligsohn disclaims beneficial ownership.

(6) Does not include 24,000 shares of Common Stock owned by the Ledger Family Trust II, for which Mr. Ledger disclaims beneficial ownership.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1999, pursuant to the Company's Stock Option Plan, the following officers and directors were granted options to purchase the amounts of Common Stock reflected below, at an exercise price of $3.875, the fair market value on the date of grant: Sherwin I. Seligsohn -- 30,000; Steven V. Abramson -- 30,000; Sidney D. Rosenblatt -- 30,000; Dean L. Ledger -- 30,000; Camille Naffah -- 10,000; Elizabeth H. Gemmill -- 10,000; and Lawrence Lacerte -- 5,000. In June, 1999, the Board of Directors issued to each of Steven V Abramson and Sidney Rosenblatt 100,000 shares of unregistered common stock.

         The Company shares office space and certain related expenses with Global Photonic Energy Corporation, ("Global"), a company for which Messrs. Seligsohn, Rosenblatt and Ledger are directors and executive officers and Mr. Abramson is a director.

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

                           UNIVERSAL DISPLAY CORPORATION

                           By: /s/ Sherwin I. Seligsohn
                               -------------------------------------------------
                               Sherwin I. Seligsohn
                               Chairman of the Board and Chief Executive Officer

                         Date: April 30, 2000
                               -------------------------------------------------