Form 10-Q
period 2000-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2000-05-15
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                           Commission File No. 0-28146

                          UNIVERSAL DISPLAY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                           23-2372688
             -------------------------------    -------------------
             (State or other jurisdiction of     (I.R.S. Employer
              Incorporation or organization)    Identification No.)

             375 Phillips Boulevard Ewing, New Jersey                 08618
            ------------------------------------------             ----------
             (Address of principal executive offices)              (Zip Code)

                                 (609) 671-0980
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of May 8, 2000, the registrant had outstanding 15,040,636 shares of common stock, par value $.01 per share.

INDEX                                                                     PAGE
------                                                                    ----
Part I - Financial Information
        Item 1. Financial Statements

                Consolidated Balance Sheets -
                March 31, 2000  (unaudited) and December 31, 1999           3

                Consolidated Statements of Operations -
                Three months ended March 31, 2000 and 1999,
                and inception to March 31, 1999 (unaudited)                 4

                Consolidated Statements of Cash Flows -
                Three months ended March 31, 2000 and 1999,
                and inception to March 31, 1999 (unaudited)                 5


                Notes to Consolidated Financial Statements (unaudited)     6-8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9-10

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                           10

Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K.                           10

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                           March 31, 2000   December 31, 1999
                                                                   (unaudited)
                                                                   ------------       ------------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 2)                        $  4,578,378       $  1,558,473
     Short-term investments (See Note 2)                              4,119,377          4,300,060
     Contract research receivables                                       40,761            267,423
     Prepaid consulting fee                                             102,615            204,677
     Other current assets                                               208,559            248,041
                                                                   ------------       ------------

            Total current assets                                      9,049,690          6,578,674

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $255,639 and $123,600                            3,987,663          3,679,965

DEPOSITS                                                                 58,211             58,211
                                                                   ------------       ------------

              Total assets                                          $13,095,564        $10,316,850
                                                                   ============       ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $   709,433        $   651,837
     Accrued expenses                                                   212,517            218,522
                                                                    -----------       ------------
                                                                        921,650            870,359

CAPITAL LEASES                                                           19,205            20,021

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $0.01 per share,
         5,000,000 shares authorized, 200,000 shares
         designated Series A Nonconvertible Preferred
         Stock, par value $.01 per share, 200,000 issued
         and outstanding (liquidation value of $7.50 per share
         or $1,5000,000)                                                 2,000              2,000

    Common Stock, par value $.01 per share, 25,000,000 shares
        authorized, 14,919,193 and 13,714,563 issued and
        outstanding                                                     149,192            137,146
    Additional paid-in capital                                       32,505,809         27,986,667
    Deficit accumulated during development-stage                    (20,502,592)       (18,699,343)
                                                                   ------------       ------------

         Total shareholders' equity                                  12,154,409          9,426,470
                                                                   ------------       ------------

      Total liabilities and shareholders' equity                   $ 13,095,564       $ 10,316,850
                                                                   ============       ============

The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                Period from Inception
                                                      Three Months Ended          (June 17, 1994) to
                                                           March 31,                March 31, 2000
                                                      --------------------          --------------
                                                      2000            1999
                                                      ----            ----
REVENUE:

     Contract research revenue                  $     5,909       $  117,233        $    987,844
                                                -----------       ----------        ------------
OPERATING EXPENSES:
    Research and development (See Note 3)           940,606          341,708          12,761,702

    General and administrative                      928,302          389,490           9,525,546
                                                -----------       ----------        ------------

    Total operating expenses                      1,868,908          731,198          22,287,248
                                                -----------       ----------        ------------
    Operating loss                               (1,862,999)        (613,965)        (21,299,404)

INTEREST INCOME                                      59,750           20,099             796,812
                                                -----------       ----------        ------------

NET LOSS                                        $(1,803,249)      $ (593,866)       $(20,502,592)
                                                -----------       ----------        ------------

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                    $      (.12)      $     (.06)
                                                -----------       ----------

WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                        14,579,193       10,324,455
                                                 ----------       ----------



The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                         Three Months             Period from Inception
                                                                        Ended March 31,             (June 17, 1994) to
                                                                     2000            1999             March 31, 2000
                                                                     ----            ----         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                  $(1,803,249)       $(593,866)          $(20,502,592)
     Depreciation                                                  132,039            2,642                255,639
     Issuance of Common Stock options and warrants                      --               --                765,330
          Issuance of Common Stock and warrants in connection
           with amended research and license agreements                 --               --              3,120,329
     Issuance of Common Stock in connection with executive
             compensation                                               --               --                423,220
     Acquired in-process technology                                     --               --                350,000
     Adjustments to reconcile net loss to net cash used
           in operating activities:
     (Increase) decrease in assets:
           Contract research receivables                           226,662          (30,144)               (40,761)
           Other current assets                                    141,544           31,148                 22,152
           Deposits                                                     --          (40,000)               (58,211)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                    51,591         (182,564)               921,650
           Payable to related parties                                   --               --                250,000
                                                                 ---------        ---------            -----------
                Net cash used in operating activities          $(1,251,413)        (812,784)          $(14,493,244)
                                                                 ---------        ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                       (331,987)          (3,388)            (3,684,531)
     Purchases of short-term investments                        (1,455,419)              --            (16,952,801)
     Proceeds from sale of short-term investments                1,636,102               --             12,833,424
                                                                 ---------        ---------            -----------
Net cash used in investing activities                             (151,304)          (3,388)            (7,803,908)
                                                                 ---------        ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                             --               --             16,259,788
     Proceeds from the exercise of Common Stock
             Options and Warrants                                4,423,438          345,639             10,616,558
     Principal payments on Capital Lease                              (816)              --                   (816)
                                                                 ---------        ---------            -----------
     Net cash provided by financing activities                   4,422,622               --             26,875,530

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3,019,905         (470,533)             4,578,378


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,558,473        1,828,381                     --
                                                                 ---------        ---------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $4,578,378       $1,357,848            $ 4,578,378
                                                                 ---------        ---------            -----------

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

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. UDC Inc., a wholly owned subsidiary of the Company and a New Jersey corporation, formerly known as Universal Display Corporation ("UDC"), was incorporated under the laws of the State of New Jersey on June 17, 1994.

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for OLED technology (see Note 3). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") in which certain terms were modified (see Note
3). The Company is also engaged in research, development and commercialization activities at its 11,000 square foot facility, which is leased in Ewing, NJ. The Company moved its operations to this facility in the fourth quarter of 1999.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, patent expense, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations for at least the end of the fiscal year. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year-end financial statements, which were included in the Company's Annual Report Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, UDC, Inc. All significant intercompany transactions and accounts have been eliminated.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at March 31, 2000 and December 31, 1999, are classified as short-term investments. At March 31, 2000 and December 31, 1999, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At March 31, 2000 and December 31, 1999, unrealized holding gains or losses were not material.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over 3 to 7 years office and lab equipment, furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

NET LOSS PER COMMON SHARE

The Company applies Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" to compute net loss per share. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities into common stock. For the years ended December 31, 1999 and 1998 the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive.


RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.
                                        7

RECENT ACCOUNTING PRONOUNCEMENTS

Effective with the year ended December 31, 1999, the Company was subject to the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and the amortization of such costs. SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be charged to expense as incurred. The adoption of SOP 98-1 and SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

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

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement"), with Princeton University and entered into an Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University (the "1997 Amended License Agreement"). The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994 (the "1994 Sponsored Research Agreement") under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement. In connection with the 1997 License Agreement and 1997 Sponsored Research Agreement, in October 1997, the Company issued 140,000 Common Shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 Common Shares and 75,000 warrants to purchase Common Stock to USC.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $20,502,592 at March 31, 2000. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company had a net loss of $1,803,249 (or $.12 per share) for the quarter ended March 31, 2000 compared to a loss of $593,866 or ($.06 per share) for the same period in 1998. The increase in the net loss was attributed to increased research and development and increased general and administrative costs. The Company earned $5,909 from contract research revenue in the quarter ended March 31, 2000 compared to $117,233 for the same period in 1999. The revenue was derived from a subcontract under a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA), which is substantially complete at this time.

Research and development costs were $940,606 for the quarter ended March 31, 2000 compared to $341,708 for the same period in 1999. Research and development costs were higher in 2000 compared to 1999 primarily because of the commencement of research and development activities and operations being performed at the Company's new facility and the expansion of the Company's research and development team. The increase in research and development costs is also attributed to the increase in patent expenses. In 1999, research and development costs consisted primarily of research being performed at Princeton University and by employees of the Company and patent expenses. General and administrative costs were $928,302 for the quarter ended March 31, 2000 compared to $389,490 for the same period in 1999. General and administrative costs were higher in 2000 compared to 1999 primarily because of the expansion of operations in the new facility.

Liquidity and Capital Resources

As of March 31, 2000, the Company had cash and cash equivalents of $4,578,378 and short-term investments of $4,119,377 compared to cash and cash equivalents of $1,558,473 and short-term investments of $4,300,060 at December 31, 1999. During the first quarter, warrants and options to purchase 1,075,000 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $4,423,438.

In April 1999, publicly-traded warrants to purchase shares of the Company's Common Stock were exercised resulting in net cash proceeds of approximately $4,000,000 to the Company. The remaining warrants expired unexercised. In May 1999, the Company completed a private placement, and issued 1,414,034 shares of common stock and warrants resulting in net proceeds of $4,792,797. Also in 1999, the Company completed the construction of its new facility in Ewing, New Jersey. Costs incurred and paid in 1999 relating to the construction and purchase of equipment for the new facility amounted to $3,229,101.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations until at least the end of the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

To date, the Company has not experienced any material Year 2000 issues. The Company has not spent a material amount of funds on Year 2000 issues, and currently believes all systems are Year 2000 compliant. The Company will continue to monitor for any Year 2000 issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates.

PART II.

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Exhibit Number


27                 Financial Data Schedule

(B) REPORTS ON FORM 8-K:

None to report.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNIVERSAL DISPLAY CORPORATION


                                               /s/ Sidney D. Rosenblatt
Date: May 15, 2000                             -------------------------------
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

May 12, 2000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Quarterly Report of Universal Display Corporation on Form 10-Q

Ladies and Gentlemen:

Enclosed for filing on behalf of Universal Display Corporation is a copy of the Quarterly Report of Universal Display Corporation on Form 10-Q for the period ended March 31, 2000.


Sincerely,



Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer


SDR
Enclosure

cc:      Steven V. Abramson
         Stephen M. Goodman, Esq.
         Alan Singer, Esq.