Form 10-Q
period 2000-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2000-08-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________
                           Commission File No. 0-28146


                          UNIVERSAL DISPLAY CORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          PENNSYLVANIA                                            23-2372688
 --------------------------------                            -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  Incorporation or organization)                             Identification No.)

   375 Phillips Boulevard, Ewing, NJ                                 08618
----------------------------------------                         -------------
(Address of principal executive offices)                          (Zip Code)

                                 (609) 671-0980
          -----------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_ No___


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2000, the registrant had 15,459,852 outstanding shares of Common Stock, par value $.01 per share. Transitional Small Business Disclosure Format (check one):


                                  Yes___ No _X_


INDEX                                                                          PAGE
-----                                                                          ----
Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets June 30, 2000 (unaudited) and December 31, 1999     3

Consolidated Statements of Operations - Three months
ended June 30, 2000 and 1999, and inception to June 30, 2000 (unaudited)        4

Consolidated Statements of Operations - Six months
ended June 30, 2000 and 1999 and inception to June 30, 2000 (unaudited)         5

Consolidated Statements of Cash Flows - Six months
ended June 30, 2000 and 1999, and inception to  June 30, 2000 (unaudited)       6

Notes to Consolidated Financial Statements (unaudited)                          7-9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                                   9-10

Part II - Other Information

Item 2. Changes in Securities/Use of Proceeds                                   11

Item 4. Submission of Matters to a Vote of Security Holders                     11

Item 6. Exhibits and Reports on Form 8-K.                                       12


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS


                                                                        June 30, 2000         December 31, 1999
                                                                         (unaudited)
                                                                        -------------         -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (See Note 2)                                   $  4,088,810            $  1,558,473
Short-term investments (See Note 2)                                         3,449,075               4,300,060
Contract research receivables                                                  52,656                 267,423
Prepaid consulting fee                                                              -                 204,677
Other current assets                                                          215,272                 248,041
                                                                         ------------            ------------
Total current assets                                                        7,805,813               6,578,674
                                                                         ------------            ------------
PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $403,451 and
$123,600                                                                    3,965,248               3,679,965

DEPOSITS                                                                       39,347                  58,211
                                                                         ------------            ------------
Total assets                                                             $ 11,810,408            $ 10,316,850
                                                                         ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $    476,023            $    651,837
Accrued expenses                                                              317,177                 218,522
                                                                         ------------            ------------
Total current liabilities                                                     793,200                 870,359
                                                                         ------------            ------------
CAPITAL LEASES                                                                 18,366                  20,021

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share,
5,000,000 shares authorized, 200,000
shares designated Series A Nonconvertible
Preferred Stock, 200,000 Issued and
outstanding (liquidation value of $ 1,500,000)                                  2,000                   2,000
Common Stock, par value $0.01 per share,
50,000,000 and 25,000,000 shares authorized, 15,192,138
and 13,714,563 issued and outstanding                                         151,384                 137,146
Additional paid-in capital                                                 33,505,409              27,986,667
Deficit accumulated during development-stage                              (22,659,951)            (18,699,343)
                                                                         ------------            ------------
Total shareholders' equity                                                 10,998,842               9,426,470
                                                                         ------------            ------------
Total liabilities and shareholders' equity                               $ 11,810,408            $ 10,316,850
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                Period from Inception
                                            Three Months Ended                    (June 17, 1994) to
                                                June 30,                             June 30, 2000
                                   -------------------------------------        ----------------------
                                       2000                      1999
                                   ------------             ------------
REVENUE:
Contract research revenue          $    126,746             $     69,732             $   1,114,591
                                   ------------             ------------             -------------
OPERATING EXPENSES:
Research and development
  (See Note 3)                        1,452,662                  509,732                14,464,293

General and administrative              907,670                1,280,092                10,188,593
                                   ------------             ------------             -------------
Total operating                       2,360,332                1,789,824                24,652,886
                                   ------------             ------------             -------------
Operating loss                       (2,233,586)              (1,720,092)              (23,538,295)
                                   ------------             ------------             -------------
INTEREST INCOME                          81,506                   42,098                   878,344
                                   ------------             ------------             -------------
NET LOSS                           $ (2,152,080)            $ (1,677,994)            $ (22,659,951)
                                   ============             ============             =============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                   $       (.14)            $       (.14)
                                   ------------             ------------
WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                         15,043,310               12,210,314
                                   ------------             ------------

The accompanying notes are an integral part of these statements.

                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Period from Inception
                                            Six Months Ended                      (June 17, 1994) to
                                                June 30,                             June 30, 2000
                                   -------------------------------------        ----------------------
                                       2000                      1999
                                   ------------             ------------
REVENUE:
Contract research revenue          $    132,656             $    186,965            $   1,114,591
                                   ------------             ------------            -------------
OPERATING EXPENSES:
Research and development
  (See Note 3)                        2,643,197                  851,440               14,464,293

General and administrative            1,591,349                1,669,582               10,188,593
                                   ------------             ------------            -------------
Total operating expenses              4,234,546                2,521,022               24,652,886
                                   ------------             ------------            -------------
Operating loss                       (4,101,890)              (2,334,057)             (23,538,295)
                                   ------------             ------------            -------------
INTEREST INCOME                         141,282                   62,197                  878,344
                                   ------------             ------------            -------------
NET LOSS                           $ (3,960,608)            $ (2,271,860)           $ (22,659,951)
                                   ============             ============            =============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                   $       (.27)            $       (.18)
                                   ------------             ------------
WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                         14,810,829               12,391,929
                                   ------------             ------------

The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                       Period from Inception
                                                                       Six Months Ended                  (June 17, 1994) to
                                                                           June 30,                        June 30, 2000
                                                             -----------------------------------       ----------------------
                                                                 2000                   1999
                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $ (3,960,608)          $ (2,271,860)          $ (22,659,951)
Depreciation                                                      279,851                 11,864                 403,451
Issuance of Common Stock options and warrants to
non-employees                                                      10,000                     --                 775,330
Issuance of Common Stock and warrants in connection
with amended research and license agreements                           --                     --               3,120,329
Issuance of Common Stock in connection with
executives' compensation                                               --                423,220                 423,220
Acquired in-process technology                                         --                     --                 350,000
Adjustments to reconcile net loss to net cash used
in operating activities:
(Increase) decrease in assets:
Contract research receivables                                     214,767                 17,357                 (52,656)
Other current assets                                              237,446                119,488                 118,054
Deposits                                                           18,864                (40,000)                (39,347)
Increase in liabilities:
Accounts payable and accrued expenses                             (77,159)               178,133                 792,900
Payable to related parties                                             --                     --                 250,000
                                                             ------------           ------------           -------------
Net cash used in operating activities                          (3,276,839)            (1,561,798)            (16,518,670)
                                                             ------------           ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                           (457,384)              (257,213)             (3,809,928)
Purchases of short-term investments                            (1,745,475)            (1,008,184)            (17,242,857)
Proceeds from sale of short-term investments                    2,596,460                527,502              13,793,782
                                                             ------------           ------------           -------------
Net cash provided by (used in) investing activities               393,601               (737,895)             (7,259,003)
                                                             ------------           ------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                          5,415,230              9,175,080              27,868,138
Principal payments on capital lease                                (1,655)                    --                  (1,655)
                                                             ------------           ------------           -------------
Net cash provided by financing activities                       5,413,575              9,175,080              27,866,483
                                                             ------------           ------------           -------------
INCREASE IN CASH AND CASH EQUIVALENTS                           2,530,337              6,875,387               4,088,810

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                     1,558,473              1,828,381                      --
                                                             ------------           ------------           -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  4,088,810           $  8,703,768           $   4,088,810
                                                             ============           ============           =============

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

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations until December 31, 2000. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999 and the period from inception (June 17,1994) to June 30, 2000, and the cash flows for the six months ended June 30, 2000 and 1999 and the period from inception (June 17, 1994) to June 30,2000. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-K for the year ended December 31, 1999.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at June 30, 2000 and December 31, 1999, are classified as short-term investments. At June 30, 2000 and December 31, 1999, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At June 30, 2000 and December 31, 1999, unrealized holding gains or losses were not material.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment, furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

NET LOSS PER COMMON SHARE

The Company applies Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share" to compute net loss per share. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of Common Shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities into Common Stock.

Options and warrants to purchase Common Stock that were outstanding during the three month and six month period ended June 30, 2000 and 1999 were not included in the computation of diluted net loss per share because they are antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). The Bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on its financial statements. At this time, the Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $22,659,951 at June 30, 2000. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company had a net loss of $2,152,080 (or $.14 per share) for the quarter ended June 30, 2000 compared to a loss of $1,677,994 or ($.14 per share) for the same period in 1999. The increase in the net loss was attributed to increased research and development costs. The Company earned $126,746 from contract research revenue in the quarter ended June 30, 2000 compared to $69,732 for the same period in 1999. The revenue was derived from the following: (1) $8,112 was derived from a subcontract under a 3 year, $3 million contract Princeton University received from the Defense Advanced Research Projects Agency (DARPA), which is substantially complete at this time, (2) an $80,000 milestone payment was received from a National Science Foundation (NSF)-Phase II contract, (3) and

$38,634 was derived from a Small Business Innovation Research (SBIR) Army contract. In the same period in 1999, revenue included only the DARPA revenue.

Research and development costs were $1,452,662 for the quarter ended June 30, 2000 compared to $509,732 for the same period in 1999. Research and development costs were higher in 2000 compared to 1999 primarily because of the commencement of research and development activities and operations performed at the Company's new facility and the expansion of the Company's research and development team. The increase in research and development costs is also attributed to the increase in patent expenses. In 1999, research and development consisted primarily of research being performed at Princeton University by employees of the Company and patent expenses. General and administrative expenses were $907,670 for the quarter ended June 30, 2000 compared to $1,280,092 for the same period in 1999. In 1999, general and administrative expenses included an equity grant to executives of the Company. In 2000, no such grants were made.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company had a net loss of $3,960,608 (or $.27 per share) for the six months ended June 30, 2000, compared to $2,271,860 (or $.18 per share) for the same period in 1999. The increase is primarily attributed to increased research and development.

Research and development expenses were $2,643,197 for the six months ended June 30, 2000 compared to $851,440 for the same period in 1999. Research and development costs were higher in 2000 compared to 1999 primarily because of the commencement of research and development activities and operations performed at the Company's new facility and the expansion of the Company's research and development team. The increase in research and development costs is also attributed to the increase in patent expenses. In 1999, research and development consisted primarily of research being performed by Princeton and the Company at Princeton University by employees of the Company and patent expenses. General and administrative expenses were $1,591,349 for the six months ended June 30, 2000 compared to $1,669,582 for the same period in 1999.

Liquidity and Capital Resources

As of June 30, 2000, the Company had cash and cash equivalents of $4,088,810 and short-term investments of $3,449,075 compared to cash and cash equivalents of $1,558,473 and short-term investments of $4,300,060 at December 31, 1999. In 2000, warrants and options to purchase shares of the Company's Common Stock were exercised resulting in cash proceeds of $5,415,230. In 1999, publicly-traded warrants to purchase shares of the Company's Common Stock were exercised resulting in net cash proceeds of $4,345,687 to the Company. The remaining warrants expired unexercised. In May 1999, the Company completed a private placement, and issued 1,414,034 shares of Common Stock and warrants resulting in net proceeds of $4,829,393.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations until December 31, 2000. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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

        (c)     None

        (d)     None

ITEM 3. NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its 1999 Annual Meeting of Shareholders on June 23, 2000.

        (b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

        (c) The matters voted upon at the annual meeting, and the results of the vote on each such matter, are set forth below:

         1. Election of seven directors. The result of the vote tabulated at the meeting for the following seven director nominees is set forth as follows, opposite their respective names:


                Name                        Number of Votes For      Number of Votes Against
                ----                        -------------------      -----------------------
                Steven V. Abramson              11,104,291                   10,945
                Lawrence Lacerte                11,104,291                   10,945
                Elizabeth H. Gemmill            11,104,291                   10,945
                Dean L. Ledger                  11,104,291                   10,945
                Camille Naffah                  11,104,291                   10,945
                Sidney D. Rosenblatt            11,104,291                   10,945
                Sherwin I. Seligsohn            11,104,291                   10,945

         2. Proposal to increase the number of shares of the Company's Common Stock subject to the Company's Stock Option Plan to 2,000,000 from 1,600,000. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

                Number of Votes FOR             10,847,597
                Number of Votes AGAINST            180,366
                Number of Abstentions               87,273

         3. Proposal to increase the number of authorized shares of Common Stock under the Company's Articles of Incorporation to 50,000,000 from 25,000,000. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

                Number of Votes FOR             10,931,043
                Number of Votes AGAINST            138,547
                Number of Abstentions               45,646

         4. Proposal to approve the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2000. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

                Number of Votes FOR             11,097,426
                Number of Votes AGAINST              7,686
                Number of Abstentions               10,124

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Exhibit Number
--------------

27   Financial Data Schedule

(B) REPORTS ON FORM 8-K:

None to report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   UNIVERSAL DISPLAY CORPORATION

                                                   /s/ Sidney D. Rosenblatt
Date: August 14, 2000                              -----------------------------
                                                   Sidney D. Rosenblatt
                                                   (Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary)