Form 10-Q
period 2000-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2000-11-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________
                           Commission File No. 1-12031


                          UNIVERSAL DISPLAY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              PENNSYLVANIA                                 23-2372688
     -------------------------------                  -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                    Identification No.)


   375 PHILLIPS BOULEVARD, EWING, NJ                        08618
 ----------------------------------------                 ----------
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

                   Yes      X                No____
                            --



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2000, the registrant had outstanding 15,853,967 shares of common stock, par value $0.01 per share. Transitional Small Business Disclosure Format (check one):


                 Yes___                    No X
                                              --







INDEX                                                                                                   PAGE
-----                                                                                                   ----

Part I - Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets September 30, 2000 (unaudited) and December 31, 1999                          3


Consolidated Statements of Operations - Three months
Ended September 30, 2000 and 1999, and inception to September 30, 2000 (unaudited)                        4


Consolidated Statements of Operations - Nine months
Ended September 30, 2000 and 1999 and inception to September 30, 2000 (unaudited)                         5


Consolidated Statements of Cash Flows - Nine months
ended September 30, 2000 and 1999, and inception to  September 30, 2000 (unaudited)                       6


Notes to Consolidated Financial Statements (unaudited)                                                    7-10

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                    11-12

Part II - Other Information                                                                               13

Item 2. Changes in Securities/Use of Proceeds                                                             13

Item 4. Submission of Matters to a Vote of Security Holders                                               13

Item 6. Exhibits and Reports on Form 8-K                                                                  13



PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS



                  ASSETS

                                                        September 30, 2000
                                                            (unaudited)       December 31, 1999
                                                       -------------------    -----------------
CURRENT ASSETS:
Cash and cash equivalents (See Note 2)                    $   4,240,915         $  1,558,473
Short-term investments (See Note 2)                           1,901,228            4,300,060
Contract research receivables                                   167,480              267,423
Prepaid other current assets                                    254,267              452,718
                                                          -------------          -----------

Total current assets                                          6,563,890            6,578,674

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $556,800 and
$123,600                                                      4,680,052            3,679,965

ACQUIRED TECHNOLOGY, net of
accumulated amortization of $37,031 and $0                   16,913,687                    -

DEPOSITS                                                         39,347               58,211
                                                          -------------         ------------

Total assets                                              $  28,196,976         $ 10,316,850
                                                          =============         ============



          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                     $     870,560         $    870,359

CAPITAL LEASES                                                   17,504               20,021

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share, 5,000,000
shares authorized, 200,000 shares designated Series A
Nonconvertible Preferred Stock, 200,000 issued and
outstanding (liquidation value of $1,500,000), 300,000
shares designated Series B convertible Preferred Stock,
300,000 issued and outstanding.                                   5,000                2,000
Common Stock, par value $0.01 per share,
25,000,000 shares authorized, 15,691,909 and
13,714,563 issued and outstanding                               156,919              137,146
Additional paid-in capital                                   51,625,928           27,986,667
Deficit accumulated during development-stage                (24,478,935)         (18,699,343)
                                                          -------------          ------------

Total shareholders' equity                                   27,308,912            9,426,470
                                                          -------------         ------------

Total liabilities and shareholders' equity                $  28,196,976         $ 10,316,850
                                                          =============         ============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                    Period from Inception
                                                      Three Months Ended             (June 17, 1994) to
                                                        September 30,                September 30, 2000
                                               -----------------------------        ----------------------
                                                   2000               1999
                                               -----------        ----------


REVENUE:
Contract research revenue                      $   124,812        $  145,532          $   1,239,402
                                               -----------        ----------          -------------


OPERATING EXPENSES:
Research and development
 (See Note 3)                                    1,324,125           700,929             15,800,769

General and administrative                         738,531           550,576             10,909,467
                                               -----------        ----------          -------------

Total operating expenses                         2,062,656         1,251,505             26,710,236
                                               -----------        ----------          -------------


Operating loss                                  (1,937,844)       (1,105,973)           (25,470,834)
                                               -----------        ----------          -------------

INTEREST INCOME                                    113,581           118,748                991,899
                                               -----------        ----------          -------------

NET LOSS                                       $(1,824,263)       $ (987,225)         $ (24,478,935)
                                               ===========        ==========          =============



BASIC AND DILUTED NET LOSS
PER COMMON SHARE                               $      (.12)       $     (.07)
                                               -----------        ----------


WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                                    15,357,309        13,176,754
                                               -----------        ----------


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                  Period from Inception
                                                      Nine Months Ended            (June 17, 1994) to
                                                       September 30,               September 30, 2000
                                               -----------------------------      --------------------
                                                   2000               1999
                                               -----------        ----------

REVENUE:
Contract research revenue                      $   257,467        $  332,497           $  1,239,402
                                               -----------        ----------           ------------


OPERATING EXPENSES:
Research and development
 (See Note 3)                                    3,979,673         1,552,369             15,800,769

General and administrative                       2,312,223         2,220,158             10,909,467
                                               -----------        ----------           ------------


Total operating expenses                         6,291,896         3,772,527             26,710,236
                                               -----------        ----------           ------------

OPERATING LOSS                                  (6,034,429)       (3,440,030)           (25,470,834)
                                               -----------        ----------           ------------

INTEREST INCOME                                    254,837           180,945                991,899
                                               -----------        ----------           ------------

NET LOSS                                       $(5,779,592)       (3,259,085)          $(24,478,935)
                                               ============      ===========           ============



BASIC AND DILUTED NET LOSS
PER COMMON SHARE                               $      (.39)       $     (.27)
                                               -----------        ----------



WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                                    14,993,520        11,913,789
                                               -----------        ----------


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   Period from Inception
                                                                   Nine Months Ended                 (June 17, 1994) to
                                                                     September 30,                   September 30, 2000
                                                              --------------------------------      ---------------------
                                                                  2000                1999
                                                              ------------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $ (5,779,592)        $(3,259,085)        $(24,478,935)
Depreciation                                                       433,200              44,897              556,800
Amortization                                                        37,031                 --                37,031
Issuance of Common Stock options and warrants                       10,000              30,000              775,330
Issuance of Common Stock and warrants in connection
  with amended research and license agreements                         --                  --             3,120,329
Issuance of Common Stock in connection with
  executives' compensation                                             --              423,220              423,220
Acquired in-process technology                                         --                  --               350,000
Adjustments to reconcile net loss to net cash used
  in operating activities:
(Increase) decrease in assets:
Contract research receivables                                       99,943            (128,176)            (167,480)
Other current assets                                               198,452              76,980               79,060
Deposits                                                            18,864              39,862              (39,347)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                                  199            (203,001)             870,258
Payable to related parties                                             --                  --               250,000
                                                              ------------         -----------         ------------
Net cash used in operating activities                           (4,981,903)         (2,975,303)         (18,223,734)
                                                              ------------         -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                          (1,046,063)         (1,603,665)          (4,398,607)
Purchases of Intangibles                                           (25,750)                --               (25,750)
Purchases of short-term investments                             (2,217,628)         (4,745,938)         (17,715,010)
Proceeds from sale of short-term investments                     4,616,461             288,000           15,813,783
                                                              ------------         -----------         ------------

Net cash provided by (used in) investing activities              1,327,020          (6,061,603)          (6,325,584)
                                                              ------------         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                                 --            9,156,419           16,259,788
Proceeds from warrant & option exercise                          6,339,842                 --            12,532,962
Principal payments on Capital Lease                                 (2,517)                --                (2,517)
                                                              ------------         -----------         ------------

Net cash provided by financing activities                        6,337,325           9,156,419           28,790,233
                                                              ------------         -----------         ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               2,682,442             119,513            4,240,915

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                   1,558,473           1,828,381                   --
                                                              ------------         -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  4,240,915         $ 1,947,894         $  4,240,915
                                                              ============         ===========         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of Convertible Preferred Stock,
  Common Stock, and warrants to acquire
  Common Stock for acquired technology                        $ 16,924,968         $       --          $ 16,924,968
Issuance of Common Stock for equipment                             279,474             107,750              387,224
                                                              ============         ===========         ============


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

The Company is also engaged in research, development and commercialization activities at its 11,000 sq. ft. facility, which is leased in Ewing, NJ. The Company moved its operations to this facility in the fourth quarter of 1999.

On July 19, 2000, the Company acquired license rights with respect to certain patent and patent applications from PD-LD, Inc. In consideration, the Company issued 50,000 shares of its unregistered Common Stock. The acquisition of these patents has a fair value of $1,481,250. As a result of this acquisition, on July 25, 2000, the Company entered into a development and license agreement with AIXTRON AG of Aachen, Germany, the leading manufacturer of precision semiconductor production equipment for LEDs, to develop and fabricate OLED production equipment. The Company and AIXTRON will develop the production equipment together which will be sold exclusively by AIXTRON under royalty bearing licenses from the Company.

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 67 US patents, 7 US patent applications, and additional foreign patents. The Company has the sole right to sublicense these Motorola patents to manufacturers. In addition, pursuant to the agreement, the Company has the opportunity to meet with their product development group, although there are no assurances that Motorola will purchase any products from UDC or its licensees. As consideration for the licenses, the Company issued to Motorola 200,000 shares of its Common Stock ($4,412,500), 300,000 shares of its Series B Convertible Preferred Stock ($6,618,750) (which are convertible into shares of Common Stock based upon a formula set forth in the Company's Articles of Incorporation) and a warrant to purchase 150,000 shares of its Common Stock at $21.60 per share which becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrants were recorded at their fair market value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. The Company issued a warrant to acquire 150,000 shares of Common Stock as a finders' fee in connecton with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. The Company accounted for the issuance of the shares and warrants based on the fair market value of the shares and warrants issued. As a result, the Company recorded an intangible asset of $15,469,468 million for the technology acquired from Motorola during the quarter ended September 30, 2000. In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology, a portion of which may be paid in shares of its Common Stock.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash and cash equivalents to meet its current fiscal year obligations. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

INTERIM FINANCIAL INFORMATION


In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes in the Company's latest year end financial statements, which were included in the Company's Annual Report Form 10-K for the year ended December 31, 1999.


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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS


The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at September 30, 2000 and December 31, 1999 are classified as short-term investments. At September 30, 2000 and December 31, 1999, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At September 30, 2000 and December 31, 1999, unrealized holding gains or losses were not material.


PROPERTY AND EQUIPMENT


Property and equipment is stated at cost and depreciated on a straight-line basis over 3-7 years for office and lab equipment, furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

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

Options and warrants to purchase Common Stock outstanding during the three month and nine month periods ended September 30, 2000 and 1999 are not included in the computation of diluted net loss per share because they are antidilutive.


RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.


COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the three months and nine months ended September 30, 2000 and 1999, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the financial statements.


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


ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (see Note 1). The Company recorded the intangible acquired in the two license transactions as follows:

                                                  September 30,
                                                      2000
                                                  --------------
                   PD-LD, Inc.                     $ 1,418,250
                   Motorola                         15,469,468
                                                   -----------
                                                    16,950,718
                   Less: Accumulated
                      amortization                     (37,031)
                                                   -----------

                   Acquired technology, net        $16,913,687
                                                   ===========

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.


LONG-LIVED ASSETS

The Company has adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually evaluates the recoverability of its long-lived assets, including Property and Equipment and Acquired Technology. As of September 30, 2000 and December 31, 1999 management has determined that no impairment existed.

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


NOTE 4. - SUBSEQUENT EVENTS

Effective October 1, 2000, the Company entered into a strategic alliance with PPG Industries, Inc. (PPG) to leverage the Company's OLED flat panel display technology with PPG's expertise in organized materials development and manufacturing. For these services, the Company issued approximately 550,000 shares of its Common Stock and warrants to purchase an additional 550,000 shares of its Common Stock over the five year initial term of the agreement. PPG's services have an estimated value of approximately $11 million.

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

GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $24,478,935 at September 30, 2000. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

On July 19, 2000, the Company acquired license rights with respect to certain patent and patent applications from PD-LD, Inc. In consideration, the Company issued 50,000 shares of its unregistered Common Stock. The acquisition of these patents has a fair value of $1,481,250. As a result of this acquisition, on July 25, 2000, the Company entered into a development and license agreement with AIXTRON AG of Aachen, Germany, the leading manufacturer of precision semiconductor production equipment for LEDs, to develop and fabricate OLED production equipment. The Company and AIXTRON will develop the production equipment together which will be sold exclusively by AIXTRON under royalty bearing licenses from the Company.

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 67 US patents, 7 US patent applications, and additional foreign patents. The Company has the sole right to sublicense these Motorola patents to manufacturers. In addition, pursuant to the agreement, the Company has the opportunity to meet with their product development group, although there are no assurances that Motorola will purchase any products from UDC or its licensees. As consideration for the licenses, the Company issued to Motorola 200,000 shares of its Common Stock ($4,412,500), 300,000 shares of its Series B Convertible Preferred Stock ($6,618,750) (which are convertible into shares of Common Stock based upon a formula set forth in the Company's Articles of Incorporation) and a warrant to purchase 150,000 shares of its Common Stock at $21.60 per share which becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrants were recorded at their fair market value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. The Company issued a warrant to acquire 150,000 shares of Common Stock as a finders' fee in connecton with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. The Company accounted for the issuance of the shares and warrants based on the fair market value of the shares and warrants issued. As a result, the Company recorded an intangible asset of $15,469,468 million for the technology acquired from Motorola during the quarter ended September 30, 2000. In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology, a portion of which may be paid in shares of its Common Stock.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company had a net loss of $1,824,263 (or $.12 per share) for the quarter ended September 30, 2000 compared to a loss of $987,225 or ($.07 per share) for the same period in 1999. The increase in the net loss was attributed to increased research and development costs. The Company earned $124,811 from contract research revenue in the quarter ended September 30, 2000 compared to $145,532 for the same period in 1999. The revenue was derived from the following: (1) $10,694 was derived from a subcontract under a 3 year, $3 million contract Princeton University received from the Defense Advanced Research Projects Agency (DARPA), which was completed on September 30, 2000, (2) $43,838 was derived from a National Science Foundation (NSF) - Phase II contract, (3) $27,331 was derived from a Small Business Innovation Research (SBIR) Army - Phase I contract which was completed as of September 30, 2000, (4) $1,333 was derived from SBIR Army Phase I Option contract, and (5) $41,615 was derived from a new DARPA contract commencing on June 15, 2000. In the same period in 1999, revenue included only the DARPA revenue earned from the Princeton subcontract.

Research and development costs were $1,324,125 for the quarter ended September 30, 2000 compared to $700,929 for the same period in 1999. Research and development costs were higher in 2000 compared to 1999 primarily because of the commencement of research and development activities and operations performed at the Company's new facility and the expansion of the Company's research and development team. The increase in research and development costs is also attributed to the increase in patent expense. In 1999, research and development consisted primarily of research being performed at Princeton University by employees of the Company and patent expenses. General and administrative expenses were $738,531 for the quarter ended September 30, 2000 compared to $550,576 for the same period in 1999, which was caused by increased expenses associated with the commencement of operation performed at the Company's new facility and the additional employees hired by the Company.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999


The Company had a net loss of $5,779,592 (or $.39 per share) for the nine months ended September 30, 2000, compared to $3,259,085 (or $.27 per share) for the same period in 1999. The increase is primarily attributed to increased research and development expenses.

Research and development expenses were $3,979,673 for the nine months ended September 30, 2000 compared to $1,552,369 for the same period in 1999. Research and development costs were higher in 2000 compared to 1999 primarily because of the commencement of research and development activities and operations performed at the Company's new facility and the expansion of the Company's research and development team. The increase in research and development costs is also attributed to the increase in patent expense. In 1999, research and development consisted primarily of research being performed at Princeton University by employees of the Company and patent expenses. General and administrative expenses were $2,312,223 for the nine months ended September 30, 2000 compared to $2,220,158 for the same period in 1999. The increase was due to the commencement of operation performed at the Company's new facility. Also in 1999, general and administrative expenses included an equity grant to executives of the Company. In 2000, no such equity grants were made.

Liquidity and Capital Resources


As of September 30, 2000, the Company had cash and cash equivalents of $4,240,915 and short-term investments of $1,901,228 compared to cash and cash equivalents of $1,558,473 and short-term investments of $4,300,060 at December 31, 1999. In 2000, warrants and options to purchase shares of the Company's Common Stock were exercised resulting in net cash proceeds of $6,339,842 to the Company. In 1999, publicly traded warrants to purchase shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $4,345,689 to the Company. The remaining warrants expired unexercised. In May 1999, the Company completed a private placement, and issued 1,414,034 shares of Common Stock and warrants resulting in net proceeds of $4,810,730.


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

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Exhibit Number
--------------

3.1 Articles of Amendment to the Registrant's Articles of Incorporation filed with the Department of State of the Commonwealth of Pennsylvania on July 31, 2000.*

3.2 Articles of Amendment to the Registrant's Articles of Incorporation filed with the Department of State of the Commonwealth of Pennsylvania on July 31, 2000.*

10.1 License Agreement between the Registrant and Motorola, Inc. dated as of September 29, 2000.*

27       Financial Data Schedule


----------------
* To be filed by amendment.


(B) REPORTS ON FORM 8-K:
    None to report

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          UNIVERSAL DISPLAY CORPORATION




                                                     /s/ Sidney D. Rosenblatt
Date: November 14, 2000                              --------------------------
                                                     Sidney D. Rosenblatt
                                                     (Executive Vice President,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary)