Form 10-K405
period 2000-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2001-03-29
CIK 1005284

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 for the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 for the transition period
                      from _____________ to ______________

                         Commission File Number 1-12031

                          UNIVERSAL DISPLAY CORPORATION

             (Exact name of registrant as specified in its charter)

                   Pennsylvania                       23-2372688
              -------------------------           ------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification No.)
               375 Phillips Boulevard
                 Ewing, New Jersey                       08618

        (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (609) 671-0980

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock reported by The NASDAQ Stock Market on March 20, 2001, was approximately $93,368,327. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates.

As of March 20, 2001, the Registrant had outstanding 16,785,899 shares of Common Stock.

                       Documents Incorporated by Reference
Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 28, 2001 are incorporated by reference into Part III of this report.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

All statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, subject to risks and uncertainties that could cause actual results to differ materially for Universal Display Corporation from those projected, including, but not limited to, statements regarding Universal Display Corporation's beliefs, expectations, hopes or intentions regarding the future. Forward-looking statements in this document also include statements regarding any financial forecasts or market growth predictions. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Universal Display Corporation's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. It is important to note that actual outcomes and Universal Display Corporation's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as: uncertainties relating to developments and advances in display technologies, including OLED, TOLED and FOLED technology; the expansion of applications for OLED technology; the success of UDC and its development partners in accomplishing technological advances; the ability of Universal Display Corporation to enter into alliances with product manufacturers; product development, manufacturing, and marketing acceptance; uncertainties related to cost and pricing of Universal Display Corporation products; dependence on collaborative partners; and other competition, risks relating to intellectual property of others and the uncertainties of patent protection.


                                     PART I

ITEM 1.   BUSINESS

General

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of Organic Light Emitting Diode ("OLED") technology for use in flat panel displays and other applications. Research is being performed by the Company, Princeton University and the University of Southern California ("USC") (together, the "Research Partners") pursuant to a certain Sponsored Research Agreement funded by the Company (See: "Business - Research and Development"). The Company has the exclusive right to commercialize the technology being developed by the Research Partners pursuant to a certain License Agreement (See: "Business - Intellectual Property"). The Company is also engaged in research, development and commercialization activities at its headquarters in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999.

The Company's present commercialization strategy is to enter into licensing arrangements, joint ventures, and other strategic alliances for the volume manufacturing of products utilizing the Company's OLED technology. The Company does not presently intend to become a volume manufacturer. The Company anticipates that its OLED technology, if successfully developed, may have a variety of applications, including full color, large area, high resolution, high information content displays, such as laptop and notebook computer screens, computer monitors and televisions. Potential applications also include multi-color and monochrome small area, low information content displays, such as consumer electronic equipment, vehicular dashboard displays, cellular phones and other telecommunication displays, computer games and personal digital assistants, as well as transparent applications such as head-up displays for automobile windshields.

The Company was incorporated under the laws of the Commonwealth of Pennsylvania in April 1985 under the name Enzymatics, Inc. ("Enzymatics"). Another corporation named "Universal Display Corporation" ("UDC") was incorporated under the laws of the State of New Jersey in June 1994. On June 22, 1995, a wholly owned subsidiary of Enzymatics merged with and into UDC (the "Merger"). UDC, the surviving corporation in the Merger, became a wholly owned subsidiary of Enzymatics and changed its name to "UDC, Inc." Simultaneously with the consummation of the Merger, Enzymatics changed its name to "Universal Display Corporation."

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

The Company believes that competition in this market, particularly for full color, large area, high resolution, high information content displays, is based upon image and color quality, range of viewing angle, power requirements, cost and manufacturability. The dominant technology for all displays today is the cathode ray tube ("CRT"), the type of technology in most televisions and computer monitors. The dominant technology today for flat panel displays is liquid crystal display ("LCD") technology, the type of technology in most laptop computers. The Company believes LCD technology has certain limitations, such as a limited viewing angle, limited scalability, narrow acceptable temperature ranges, low contrast and inferior image and color quality when compared to CRT displays. The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide for flat panel displays image and color quality, brightness, contrast, scalability and viewing angles comparable or superior to CRT displays and superior to LCD, be manufacturable from light weight, low cost materials and require a relatively low power source.

The Company's OLED Technology

OLED technology is an emerging technology. There are numerous companies engaged in research, development and commercialization efforts relating to OLED technology. Pioneer Electric Corporation of Japan is currently marketing and selling multi-color OLED devices for applications including automotive displays, consumer electronics equipment and cellular phones. The Company believes that its OLED technology, if fully developed, will have the capability to address many of the limitations of LCD and other developing technologies.

Light emitting diodes ("LEDs") are solid-state semiconductor devices that emit light when electrical current passes through them. The color of light emitted by LEDs depends on the band gap of the semiconductor material; narrow band gap materials emit light in the red/orange range and wide band gap materials emit green or blue light. Traditional LEDs are created from inorganic semiconductors. The OLED technology currently under development by the Company and its research partners at Princeton University and USC utilizes a new type of LED created from organic materials.

The Company believes that flat panel displays utilizing its OLED technology, if successfully developed, will provide for flat panel displays image and color quality, brightness, contrast and viewing angles comparable or superior to CRT displays and superior to LCD; will be manufacturable from lightweight, low cost materials; will demonstrate efficiency in converting electrical power into light and require very low voltage for operation, which will make the OLED technology compatible for a variety of flat panel display applications which require lightness and portability; and will be scaleable for use in large area, high resolution, high information, full color, flat panel displays.

The Company is currently focusing its research, development and commercialization efforts on a number of innovative technology applications for OLEDs. One technology application is based on the fabrication of transparent cathodes. Traditional OLEDs use a reflective metal cathode and a transparent anode. The Company's transparent cathode technology, called TOLED, for transparent OLED, provides the ability to develop transparent and high contrast displays using organic materials. It also provides the ability to build OLEDs on opaque surfaces or active matrix thin film transistors (TFTs) with a greater fill factor and aperture ratio.

A second technology application is based upon a novel, vertically stacked pixel structure. This SOLED (Stacked OLED) application vertically stacks the red, green and blue pixels on top of each other, rather than side by side as in CRTs and LCD's, theoretically providing for very high image resolution, since one pixel can occupy the same space as three or more pixels would in a side-by-side architecture. The SOLED, which was made possible by the creation of the TOLED, permits the independent tuning of color, grayscale and intensity and is expected to allow an individual pixel to emit red, blue and green, either at the same time or separately. Combinations of such colors create additional colors so that each individual pixel will be capable of producing a full range of colors.

A third technology application is the fabrication of small molecule organic displays on flexible substrates. Flat panel displays are commonly built on glass. The Company believes that its research partners were the first group to announce the deposition of small molecule OLEDs on a flexible substrate, flexibility being a property that was previously believed to be unique to polymer materials. The FOLED (Flexible OLED) may allow the potential for conformable, lighter weight and thinner electronic displays. It also provides the possibility of fabricating FOLEDs using potentially low cost "roll to roll" processing methods.

A fourth technology application being researched by the Company and its Research Partners is based upon the ability to fabricate an optically pumped organic laser. In the September 25, 1997 issue of the scientific journal, Nature, the researchers at Princeton University and USC announced what they believed to be the first evidence of lasing from vacuum deposited thin films of organic molecules. The Company believes this is a significant first step towards the realization of an electrically pumped, solid-state laser based on organic thin films.

A fifth technology application involves the use of novel materials and device structures for high efficiency OLEDs. This area includes materials and device structures that emit light in OLEDs through the process of phosphorescence. In conventional OLEDs, the light emission is based on the process of fluorescence. The use of electrophosphorescent materials as dopants enables significantly higher efficiencies for OLED displays. The Company has entered into a Development and License Agreement with PPG Industries, Inc. to assist it in the development and commercialization of OLED materials.

A sixth technology application is called Organic Vapor Phase Deposition (OVPD). OVPD involves the use of a carrier gas stream in a hot walled reactor at low pressure to precisely deposit the thin layers of organic materials used in OLED displays. Conventional OLED fabrication equipment evaporates the organic molecules at high vacuum. The Company has entered into a Development and License Agreement with Aixtron AG, a German company that manufactures precision semiconductor production equipment for inorganic LEDs, to further develop, commercialize and produce manufacturing equipment for OLEDs based on this technology.

The Company and its Research Partners are also working on technologies related to processing, patterning, encapsulation, novel device concepts and other areas of development for OLED technologies.

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

Commercialization Strategy and Markets

The Company's approach to developing technology and penetrating the electronic display market has three major components: (i) to continuing to fund the research and development of OLED technology with its Research Partners and at other academic institutions; (ii) the development of reliable product and process technologies; and (iii) licensing the technology and entering into joint ventures or other strategic relationships with experienced manufacturers (who may have much of the needed infrastructure already in place), suppliers and users of display products, materials and equipment for the manufacture, distribution and sale of OLED display products, materials or equipment using the Company's technology. The Company does not presently intend to become a volume manufacturer of OLED products.

The Company believes that the OLED technology under development, could have significant applicability for displays, such as cellular phones, instrumentation displays, consumer electronics, personal digital assistants, projection displays, viewfinders in camcorders, video phones, hand held computers and numerous industrial, medical and military uses. The Company also believes that the OLED technology has potential application in large area, full color displays such as laptop computers, desktop computers and televisions and in numerous defense-related markets. There are also potential markets for transparent devices, for example, as head-up displays on vehicle windshields. The Company believes that an electrically pumped organic semiconductor laser could have applications in a number of markets, including fiber-optic communications, audio compact discs (CDs), CD-ROM drives, DVD Discs, DVD-ROM's, laser printers, rewritable optical storage drives, bar code scanners and digital printing presses.

There can be no assurance that the Company will be able to enter into appropriate licensing, joint ventures or other strategic relationships, or that the terms of such relationships, if entered into, would be favorable to the Company.

During 2000, the Company completed three transactions with commercial entities.

In July 2000 the Company entered into a Development and License Agreement with Aixtron AG, a German company, to further develop and commercialize manufacturing equipment for OLEDs based on a proprietary UDC technology called Organic Vapor Phase Deposition (OVPD). Aixtron AG is a world leader in the production of manufacturing equipment for LEDs using MOCVD (Metal-organic chemical vapor deposition) technology. Under the Agreement UDC and Aixtron will engage in a joint development program to commercialize OVPD equipment. Aixtron has the exclusive license to produce and sell equipment based on this technology and UDC will receive a royalty from the sale of the Equipment.

In September 2000 the Company entered into a License Agreement with Motorola, Inc., whereby the Company obtained an exclusive license, with the sole right to sublicense, to 70 US patents, 4 US patents pending , and certain foreign patents of Motorola, Inc. related to OLEDs. The agreement with Motorola also includes the opportunity to meet with their product development group, although there are no assurances that Motorola, Inc. will purchase any products from the Company or its licensees, or use any of the Company's technology in its products. In connection with the rights granted to the Company under the agreement with Motorola, the Company issued to Motorola 200,000 shares of the Company's common stock, 300,000 shares of the Company's Convertible Preferred Stock, and Warrants to purchase an additional 150,000 shares. See Note 6 in Notes to Consolidated Financial Statements.

In October 2000, the Company entered into a Development and License Agreement and a Supply Agreement with PPG Industries, Inc. (PPG). A team of PPG scientists and engineers will assist the Company in developing and commercializing the proprietary OLED materials for which the Company has licensing rights. Based upon projected staffing requirements, PPG's services have an estimated value of approximately $11 million over the five-year initial period of the Development and License Agreement. Present staffing levels will provide the full time services of seven PPG employees, plus managerial services. Based upon current staffing levels, and the average price of the Company's Common Stock as defined in the Agreement, the Company anticipates issuing to PPG approximately 110,000 shares of its Common Stock annually for the period from January 1, 2001 through December 31, 2005. In addition, the Company anticipates issuing to PPG annually warrants to purchase up to an additional 110,000 shares of its Common Stock over the period from January 1, 2001 through December 31, 2005. The amount of equity to be obtained by PPG under the agreements is subject to adjustment under certain circumstances. See Note 8 in Notes to the Consolidated Financial Statements. PPG also has the right to request that the Company grant royalty-bearing licenses to PPG for use of UDC's OLED technology in certain applications. Under the Supply Agreement, PPG will be the exclusive supplier of UDC's proprietary materials through December 31, 2007. PPG will sell the materials to the Company, which will resell them to OLED manufacturers.

The Company currently has contracts for three programs with agencies of the United States Government.

In June 2000, the company was awarded a Prime Contract from the U.S. Department of Defense Advanced Research Projects Agency ("DARPA") for the development of "Ruggedized full-color flexible OLED displays." The 18-month program commenced on July 1, 2000, and is valued at $1,500,000. Pursuant to this contract, the government will pay the Company and its subcontractors $750,000, and the team members need to supply $750,000 in goods and services towards the objective of the contract, which is known as a cost share. The subcontractors on the Company's team are Princeton University; USC; Vitex Systems, a Battelle Company; and L-3 Communications Corporation. As of December 31, 2000 the Company has recognized $165,499 in revenue related to this contract. In 2000, a 3-year contract that was awarded by DARPA in 1997 to a team that included Princeton University, USC, Hughes Research Laboratories and the Company to fund the development of "Multi-Color Ultra lightweight Organic Light Emitting Diode
(OLED) Displays." was concluded. The Company recognized $700,000 in revenue over the three years related to the concluded DARPA contract.

In October 1999, the Company was awarded a two-year, $400,000 Phase II contract from the National Science Foundation ("NSF") under the Small Business Technology Transfer Program (after the successful completion of a Phase I program) for further development of its SOLED technology. This award followed the successful completion by the Company of a Phase I contract. Princeton University is a subcontractor under this contract. As of December 31, 2000 the company has recognized $294,464 in revenue related to this contract.

During 2000, the Company successfully completed a Phase I Department of Defense ("DoD"), Small Business Innovative Research Contract (SBIR) for the development of high-resolution monochrome displays. As a result of the success in the Phase I program, the Company was awarded a $750,000 Phase II program. The term of the new program is from February 1, 2001 until March 31, 2003. The Company has subcontracts with Princeton University and USC relating to this Phase II contract.

In October 1999 the Company entered into a two year co-marketing agreement with L-3 Communications Corporation whereby the parties agreed that L-3 will act as the Company's product development, marketing, sales and distribution partner for the sale of its OLED displays to the military, avionics and medical market sectors. The parties will initially jointly identify and pursue projects to develop and deliver display prototypes to potential customers on a project-by-project basis.

The Company is a member of the United States Display Consortium ("USDC"), a cooperative industry/government effort aimed at developing an infrastructure to support a North American flat panel display infrastructure. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 130 members, as well as support from DARPA. The Company is one of 18 members on the Governing Board of USDC.

Research and Development

Research relating to the OLED technology is being conducted at Princeton University's Advanced Technology Center for Photonics and Optoelectronic Materials and at the USC Synthetic Materials Laboratories (on a subcontract basis with Princeton University). In October 1997, the Company entered into a new five year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for research activities related to Organic Light Emitters, which continues and expands the scope of the Sponsored Research Agreement dated August 1, 1994 (the "1994 Sponsored Research Agreement"). In October 1997, the Company, Princeton University and USC also entered into an Amended License Agreement (the "1997 License Agreement"). See "Business--Intellectual Property". The Company is also engaged in research, development and commercialization activities at an 11,000 square foot facility, which it leases in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999.

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

The Company paid Princeton University $733,230 in 2000 pursuant to the 1997 Sponsored Research Agreement. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. The 1997 Sponsored Research Agreement provides that if Dr. Forrest is unavailable to continue to serve as a Principal Investigator, either because he is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the 1997 Sponsored Research Agreement. The Company believes that additional research and development efforts are required for the development of products based upon the OLED technology. See "Business--The Company's OLED Technology". Loss to the Company of the Principal Investigators' services or termination of the 1997 Sponsored Research Agreement would have a material adverse effect on the Company.

In December 1999, the Company and the University of California, Berkeley, entered into a Collaboration Agreement under which the parties are engaged in co-development activities and UDC is funding research at that University respecting very low temperature polysilicon TFT fabrication technology compatible with the Company's FOLED technology. Work is continuing under that Collaboration Agreement.

In September, 2000 the Company entered into a Collaboration Agreement with Penn State University under which the parties are engaged in co-development activities and UDC is funding research at that University respecting amorphous silicon TFT technology compatible with UDC's phosphorescent materials system.

Intellectual Property

The Company currently owns or has licensing rights to approximately 106 issued US patents, 70 US patents pending and numerous foreign patents and applications. The Company's OLED technology rights are derived principally from two sources. One set of rights is governed by the 1997 Sponsored Research Agreement, and the 1997 License Agreement with Princeton University and USC. Pursuant to such agreements, all patents and other intellectual property rights relating to the

OLED technology are the property of Princeton University, or USC, as applicable, and the Company is the worldwide exclusive licensee. The other set of rights are governed by the License Agreement with Motorola, Inc., whereby the Company obtained the license, with the sole right to sublicense, to 74 issued and pending US patents (and additional foreign patents) relating to OLED technology and owned by Motorola, Inc.

Thirty-six patents have been issued to Princeton University and the University of Southern California by the U.S. Patent and Trademark Office in connection with the Sponsored Research. Princeton University and USC have filed approximately 50 additional patent applications relating to the OLED technology in the United States, and have filed for intellectual property protection internationally. In addition, the Company has obtained an exclusive worldwide royalty-free license from USC (the "USC License") to manufacture and market products based on inventions claimed in a patent issued to USC in May 1994, relating to, among other things, a method of depositing ultra-thin, very smooth, ordered organic layers using vacuum deposition.

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

The Company has the worldwide exclusive license to manufacture and market products based on such patents, pending patent applications and any future patent applications and inventions conceived or discovered under the 1997 Sponsored Research Agreement, and to sublicense those rights. In circumstances where the Company sublicenses the OLED technology (except to affiliates), or sells products utilizing the OLED technology, the Company is required to pay to Princeton University a royalty in the amount of 3% of the Company's net sublicense fees or net sales of products utilizing the OLED technology. This royalty rate is subject to upward adjustments under certain conditions.

Under the Motorola License Agreement, the Company obtained a license, with the sole right to sublicense, to 74 issued and pending US patents, and certain foreign patent rights, related to OLED technology and owned by Motorola Inc. These patents cover many aspects of OLED technology, including mixed layer and single layer device architectures, packaging and encapsulation, and proprietary materials and drive circuit architectures. Motorola Inc. received equity in the Company in consideration for the license. The Company is also obligated to make certain minimum royalty payments to Motorola, Inc. and pay Motorola, Inc. a royalty on the Company's licensing revenues. See Notes 6 and 11 to Notes to Consolidated Financial Statements.

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

Several other flat panel display technologies have recently been developed or are being developed, such as field emissive, inorganic electroluminescent, polymeric light emitting diode, gas plasma, and vacuum fluorescent displays. Field emissive displays, which essentially employ an array of miniature CRTs, may be efficient in converting electrical power into light at a relatively low cost, but high voltage power sources and high temperature fabrication equipment may be required. Inorganic electroluminescent displays offer better contrast and broader viewing angles than LCDs and gas plasma displays, but also use more power than LCDs and are difficult to view in bright ambient light. Displays utilizing polymeric light emitting diodes may, if successfully developed, offer better image and color quality and broader viewing angles than LCDs, but require improvements in operating life, saturated colors and manufacturing technologies. Gas plasma displays, used in outdoor signs, some laptop computers and recently introduced for large screen televisions are durable and reliable, have long lives and superior video speed (useful in video applications) but have high power requirements; dot matrix display panels on copiers, microwave ovens and video cassette recorders, have superior brightness, are inexpensive and are capable of providing full color, but are difficult to manufacture and have high power requirements, making them unsuitable for portable products.

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

Numerous domestic and foreign companies have developed or are developing CRT, LCD, gas plasma and other display technologies. Substantially all of these competitors, including Sony Corporation, NEC Corporation, Matsushita Corporation, Fujitsu Corporation, Hitachi Corporation, Toshiba Corporation and Samsung Corporation, have greater name recognition and financial, technical, marketing, personnel and research capabilities than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and applications that are more cost effective, have fewer display limitations than or have other advantages as compared to its OLED technology.

In addition, a number of companies, including those mentioned above, and Eastman Kodak Company, Pioneer Electric Corporation, Sharp Corporation, Sanyo Corporation, TDK Corporation, Mitsubishi Chemical Corporation, Ritek Corporation, Lite Array Corporation, Nippon Seiki Corporation, Seiko-Epson Corporation and Idemitsu Corporation are engaged in research, development and commercialization activities with respect to technology using OLEDs. Pioneer Electric Corporation is presently manufacturing products using OLED technology, and other companies have announced plans to manufacture products based on OLEDs. According to published reports, Eastman Kodak Company has licensed its OLED technology to third parties. There can be no assurance that the Company will be able to compete successfully, license its technology, or develop commercial applications for its OLED technologies.

Employees

As of December 31, 2000, the Company has 31 employees, 29 of whom are full-time employees.

Facilities

The Company's corporate offices and research facility are located at 375 Phillips Boulevard, Ewing, New Jersey.

ITEM 2.     PROPERTIES

The Company currently leases approximately 11,000 square feet of space for its operations in Ewing, New Jersey. The Company entered into a new lease for an additional 10,000 square feet in the Ewing location, which will commence in April 2001. The Company also leases approximately 890 square feet in Coeur D'Alene, Idaho.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:

Name                          Age       Position
----                          ---       ---------
Sherwin I. Seligsohn           65       Chairman, Chief Executive Officer and Director
Steven V. Abramson             49       President, Chief Operating Officer and Director
Sidney D. Rosenblatt           53       Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown                 40       Vice President of Technology Development

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

Steven V. Abramson joined Universal Display Corporation as President and Chief Operating Officer in May 1996. He is also a member of the Board of Directors. Mr. Abramson is also a member of the Board of Directors of Global. From March 1992 to May 1996 he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From 1982 to 1991 he was with InterDigital, where he held various positions, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University and a member of the Board of Governors of the USDC.

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

Dr. Julia J. Brown has been Vice President, Technology Development since June 1998. From November 1991 to June 1998 she was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. She received her B.S. in Electrical Engineering from Cornell University in 1983 and then worked at Raytheon Company (1983-1984) and AT&T Bell Laboratories (1984-1986) before returning to graduate school. Dr. Brown received an M.S. (1988) and Ph.D. (1991) in Electrical Engineering/Electrophysics at the University of Southern California under the advisement of Professor Stephen R. Forrest. Dr. Brown has served as an Associate Editor of Journal of Electronic Materials and as an elected member of the Electron Device Society Technical Board. She co-founded an IEEE-sponsored international engineering mentoring program. She is a Senior Member of the IEEE and has served on numerous technical conference committees and is presently a member of the Society of Information Display.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low sales prices of the Company's Common Stock as reported by The NASDAQ National Market for the period indicated. The Company completed its initial public offering of Common Stock on April 11, 1996, at $5.00 per share.


                                               High           Low
                                               Close          Close
      1999
          First Quarter                         4.625         3.5625
          Second Quarter                        4.25          3.375
          Third Quarter                         5.125         3.3125
          Fourth Quarter                       16.75          3.375

      2000
          First Quarter                        34.25         12.625
          Second Quarter                       29.6875       11.875
          Third Quarter                        31.875        19.1875
          Fourth Quarter                       20.75          6.00


As of March 20, 2001, there were more than 300 holders of record of the Company's Common Stock. The Company's Common Stock is listed on The NASDAQ National Market under the symbol PANL.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, and the notes thereto, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition", included elsewhere herein and incorporated herein by this reference.

                                                                         Fiscal Year Ended December 31,
                                                 2000            1999               1998             1997             1996
Operating Results:
Contract Revenue                            $   492,756       $   519,536        $  368,794      $    93,605       $         -
Research and development                      7,109,205         3,171,497         1,419,394        4,207,898           948,568
General and administrative                    3,261,113         2,727,856         1,933,976        1,986,628           938,741
Net loss                                     (9,529,046)       (5,125,006)       (2,793,842)      (5,927,718)       (1,768,995)
Net loss per share, basic and diluted              (.62)             (.42)             (.27)            (.64)             (.21)

Balance Sheet Data:
Total Assets                                $32,079,794       $10,316,850       $ 3,078,994      $ 5,417,577       $ 3,282,247
Current liabilities                           1,670,016           873,761           495,320          280,240           104,306
Capital lease obligations                        16,619            20,021                 -                -                 -
Shareholders' equity                         29,826,804         9,426,470         2,583,674        5,137,337         3,177,941

Other Financial Data:
Working Capital                             $ 9,252,130       $ 5,704,913        $2,429,390       $5,003,863       $ 3,023,010
Capital Expenditures                          1,540,577         3,680,122            26,689           23,287            67,294
Acquired Technology                          16,924,968                 -                 -                -                 -
Weighted average Common Shares, basic
  and diluted                                15,260,837        12,269,943        10,310,353        9,327,521         8,287,268
Shares of Common Stock outstanding           16,440,286        13,714,563        10,312,943       10,302,268         8,937,268


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in the research and development and commercialization of its OLED technology for use in flat panel displays and other applications. To date, the Company has generated minimal revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, that it successfully demonstrates that its OLED technology is commercially viable for one or more flat panel display and other applications and enters into license agreements, joint ventures or strategic alliances with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $ 28,228,389 at December 31, 2000.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The Company had a net loss of $9,529,046 (or $.62 per share) for the year ended December 31, 2000 compared to a net loss of $5,125,006 (or $.42 per share) for the year ended December 31, 1999. The increase in net loss was primarily attributable to the increase in research and development expenses, as described below.

Research and development expenses were $7,109,205 for the year ended December 31, 2000 compared to $3,171,497 for the year ended December 31, 1999. For the year ended December 31, 2000, research and development expenses consisted of:
(i) payments in the amount of $733,230 to the Company's Research Partners (see
Note 5 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (ii) payments in the amount of $1,227,184 for patent applications, prosecution and other intellectual property rights, (iii) costs incurred in the amount of $2,057,202 for the development of and operations in the Company's new facility, (iv) costs in the amount of $1,364,996 for the expansion and further development of the Company's research and development team, (v) a non-cash charge in the amount of $663,111 incurred in connection with the PPG development agreement (see Notes 8 and 9 in Notes to Consolidated Finanacial Statements), (vi) a non-cash charge in the amount of $602,683 recorded for the warrants and options issued to Scientific Advisory Board members (see Notes 9 and 14 in Notes to Consolidated Financial Statements) and
(vii) a non-cash charge of $460,799 for the amortization of the Company's acquired technology (see Note 6 in Notes to Consolidated Financial Statements). Research and development expenses in 1999 consisted of (i) payments in the amount of $544,450 to the Company's Research Partners (see Note 5 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement,
(ii) payments in the amount of $854,463 for patent applications, prosecution and other intellectual property rights, (iii) costs incurred in the amount of $807,191 for the development and construction of and operations in the Company's new facility and (iv) costs in the amount of $965,393 for the expansion and further development of the Company's research and development team.

General and administrative expenses were $3,261,113 for the year ended December 31, 2000 compared to $2,727,856 for the year ended December 31, 1999. The increase in general and administrative expenses is mainly due to the commencement of operations in the Company's new facility.

The Company earned $492,756 from contract revenue in 2000 compared to $519,536 in 1999. In 2000, contract revenue consisted of: (i) $20,680 recognized from the final payments a subcontract with Princeton University, pursuant to a three year, $3 million dollar contract Princeton University received from DARPA, (ii) $70,000 recognized from the completion of a DoD SBIR Phase I program, (iii) $42,113 recognized from a DoD SBIR Phase I Option, (iv) $194,464 recognized from an NSF Phase II program and (v) $165,499 recognized from a DARPA Phase I program. In 1999, contract revenue was derived primarily from the continuation of a subcontract with Princeton University, pursuant to a three year, $3 million dollar contract Princeton University received from DARPA and the initial payment from the NSF Phase II program.

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

Research and development expenses were $3,171,497 for the year ended December 31, 1999 compared to $1,419,394 for the year ended December 31, 1998. For the year ended December 31, 1999, research and development expenses consisted of:
(i) payments in the amount of $544,450 to Princeton University under the 1997 Sponsored Research Agreement, (ii) payments in the amount of $854,463 for patent applications, prosecution and other intellectual property rights, (iii) costs incurred in the amount of $807,191 for development and operations in the Company's new facility and (iv) costs in the amount of $965,393 for the expansion and further development of the Company's research and development team. Research and development expenses for the same period in 1998 consisted of
(i) payments in the amount of $125,842 to Princeton University under the 1997 Sponsored Research Agreement; (ii) payments in the amount of $630,929 for patent applications, prosecution and other intellectual property rights; and (iii) costs in the amount of $662,623 associated with the Company's development team located at Princeton.

General and administrative expenses were $2,727,856 for the year ended December 31, 1999 compared to $1,933,976 for the year ended December 31, 1998. The increase in general and administrative expenses is due to stock issued and cash paid as a bonus to two executive employees, resulting in a compensation charge of $764,660 in 1999.

The Company earned $519,536 from contract revenue in 1999 compared to $368,794 in 1998. The revenue was derived primarily from the continuation of the subcontract with Princeton University, pursuant to a three year, $3 million dollar contract Princeton University received from DARPA and the initial payment from the NSF Phase II program.

Liquidity and Capital Resources

As of December 31, 2000, the Company had cash and cash equivalents of $7,701,040 and short-term investments of $2,704,220 compared to cash and cash equivalents of $1,558,473 and short-term investments of $4,300,060 at December 31, 1999. In December 2000, the Company sold in a private placement 631,527 units, each unit consisting of one share of the Company's Common Stock and one warrant with an exercise price of $10.00, resulting in proceeds of $5,367,979. The units were issued at $8.50 per unit. Also, during 2000, warrants and options to purchase 1,754,353 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $6,854,843.

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

Net working capital increased to $9,252,130 at December 31, 2000 from working capital of $5,704,913 at December 31, 1999, due primarily to the proceeds received in connection with the private placement and exercise of warrants and options during 2000. The Company's net cash used in operating activities was $6,493,590, $4,298,026, and $2,247,731 in 2000, 1999 and 1998 respectively.
Non-cash expenses related to the issuance of Common Stock, warrants and options were $1,275,794, $507,025 and $234,916 in 2000, 1999 and 1998 respectively.

As of March 19, 2001, the Company had obtained additional cash proceeds of $1,170,432, net of $311,313 for expenses, from the completion of its private placement, issuing an additional 158,704 units and from the exercise of 11,000 warrants and options to purchase the Company's Common Stock.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for 2001. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. The remaining obligation of the Company under that agreement is $2,006,464. The Company expects funding under this agreement in 2001 to be less than $1.1 million maximum per the agreement. Substantial additional funds will be required for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto of the Company are attached hereto beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 28, 2001 under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 11 herein.

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


                                    PART IV

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

Exhibit
Number     Description
-------    -----------
3.1        Articles of Incorporation of the Company. (1)

3.2        Articles of Amendment to the Company's Articles of Incorporation filed with the
           Department of State of the Commonwealth of Pennsylvania on July 31, 2000. (2)

3.3        Articles of Amendment to the Company's Articles of Incorporation filed with the
           Department of State of the Commonwealth of Pennsylvania on July 31, 2000. (2)

3.4        Bylaws of the Company. (1)

4.1        Specimen stock certificate representing the Common Stock. (3)

4.2        Specimen warrant certificate representing the Warrants. (3)

4.3        Form of Public Warrant Agreement. (1)

4.4        Form of Underwriter's Warrant Agreement. (1)

4.5        Statement of Designations and Preferences of Series A Non-Convertible Preferred
           Stock. (3)

10.1       License Agreement dated August 1, 1994 between The Trustees of Princeton
           University and American Biomimetics Corporation. (3)

10.2       Amendment to License Agreement (August 1, 1994) dated April 11, 1995 between the
           Trustees of Princeton University and American Biomimetics Corporation. (3)

10.3       Sponsored Research Agreement dated August 1, 1994 between the Trustees of
           Princeton University and American Biomimetics Corporation. (3)

10.4       Letter Amendment dated May 5, 1995, between the Trustees of Princeton University and American Biomimetics Corporation. (3)

10.5       Amendment to Sponsored Research Agreement (August 1, 1994) dated April 18, 1995 between the Trustees of Princeton University and American Biomimetics
           Corporation. (3)

10.6       Technology Transfer Agreement dated June 22, 1995 between American Biomimetics
           Corporation and the Company. (3)

10.7       Assignment and Assumption of License dated June 22, 1995 between American
           Biomimetics Corporation and the Company. (3)

10.8       Sublicense Agreement and Option dated June 22, 1995 between American Biomimetics
           Corporation and the Company. (3)

10.9       Assignment and Assumption of Agreement dated August 1, 1995 between the Trustees of Princeton University and the University of Southern California. (3)

10.10      Subcontract No. 341-4014-1 dated August 16, 1995 between the Trustees of
           Princeton University and the University of Southern California. (3)

10.11      Assignment of 1994 Sponsored Research Agreement dated November 1, 1995 between
           American Biomimetics Corporation and the Company. (3)

Exhibit
Number     Description
-------    -----------

10.12  #   Stock Option Agreement dated as of June 23, 1995 between the Company and Thomas D. Hays, III. (3)

10.13  #   Stock Option Agreement dated as of June 23, 1995 between the Company and Harvey Nachman. (3)

10.14      Registration Rights Agreement dated as of June 23, 1995 between the Company and Thomas D. Hays, III. (3)

10.15      Registration Rights Agreement dated as of June 23, 1995 between the Company and Harvey Nachman. (3)

10.16      Form of Registration Rights Agreement between the Company and
           Certain Subscribers to Purchase Common Stock of the Company. (3)

10.17  #   Form of Stock Option Agreement dated as of June 23, 1995 between the Company and Sidney D. Rosenblatt. (3)

10.18  #   1992 Stock Option Plan. (3)

10.19  #   1995 Stock Option Plan. (3)

10.20  #   Employment Agreement dated as of November 1, 1995 between the Company and Sherwin I. Seligsohn. (3)

10.21  #   Form of Services Agreement dated as of December 1, 1995 between the Company and Dean L. Ledger. (3)

10.22  #   Form of Stock Option Agreement dated as of June 23, 1995 between the Company and Sidney D. Rosenblatt. (3)

10.23  #   Form of Stock Option Agreement dated as of September 1, 1995 between the Company and Stephen R. Forrest. (3)

10.24  #   Form of Stock Option Agreement dated as of September 1, 1995 between the Company and Mark E. Thompson. (3)

10.25  #   Form of Stock Option Agreement dated as of September 1, 1995 between the Company and Paul E. Burrows. (3)

10.26 License Agreement dated January 26, 1996 between the Company and University of Southern California. (3)

10.27      Letter Agreement dated September 20, 1995 Agreeing to a Royalty Rate between the
           Trustees of Princeton University and the Company. (3)

10.28      Agreement and Plan of Reorganization dated as of April 6, 1995 between
           Enzymatics, Inc., Enzymatics Merger Subsidiary, Inc. and the Company. (3)

10.29      Form of Consulting Agreement between the Company and Whale
           Securities Co., L.P. (3)

10.30  #   Warrant Agreement dated April 25, 1996 between the Company and Steven V. Abramson. (4)

10.31      Warrant Agreement dated April 25, 1996 between the Company and Sherwin I.
           Seligsohn. (4)

10.32  #   Warrant Agreement dated April 25, 1996 between the Company and Dean L. Ledger. (4)


Exhibit
Number     Description
-------    -----------

10.33  #   Warrant Agreement dated April 25, 1996 between the Company and Sidney D.
           Rosenblatt. (4)

10.34      1997 Sponsored Research Agreement between the Company and Princeton University. (5)

10.35      1997 Amended License Agreement between the Company, Princeton University and the
           University of Southern California. (5)

10.36 License Agreement between the Company and Motorola, Inc. dated as of September 29, 2000. (2)

10.37      Development and License Agreement dated as of October 1, 2000 by and between
           PPG Industries, Inc. and the Company. (6)

10.38      Form of Warrant Agreement issuable by the Company to PPG Industries, Inc.
           pursuant to the Development and License Agreement. (6)

10.39      Amendment Number 1 to the Development and License Agreement dated as of
           March 7, 2001 by and between PPG Industries, Inc. and the Company. (6)

10.40 #*   Form of Warrant Agreement dated as of April 18, 2000 between the Company and
           Julia Brown.

21  *      Subsidiaries of the Registrant.

23  *      Consent of Arthur Andersen LLP



Explanation of Footnotes to Listing of Exhibits

*        Filed herewith
#        Management contract or compensatory plan or arrangement

(1) Filed as an Exhibit to Registration Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission.

(2) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission.

(3) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 33-80703) on Form SB-2 filed with the Securities and Exchange Commission.

(4) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(5) Filed as Exhibit to the Annual Report on Form 10 KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

(6) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-50990) on Form S-3 filed with the Securities and Exchange Commission.


Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

         (b) No reports were filed on Form 8-K during the fiscal quarter ended December 31, 2000.

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

                          UNIVERSAL DISPLAY CORPORATION

                          By: /s/ Sherwin I. Seligsohn
                              -------------------------
                              Sherwin I. Seligsohn
                Chairman of the Board and Chief Executive Officer

                              Date: March 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

         Name                               Title                            Date
         ----                               -----                            ----
/s/ Sherwin I. Seligsohn        Chairman of Board and Chief              March 30, 2001
--------------------------      Executive Officer
Sherwin I. Seligsohn


/s/ Steven V. Abramson          President, Chief Operating Officer       March 30, 2001
--------------------------      and Director
Steven V. Abramson


/s/ Sidney D. Rosenblatt        Executive Vice President, Chief          March 30, 2001
--------------------------      Financial Officer, Treasurer,
Sidney D. Rosenblatt            Secretary and Director


/s/ Leonard Becker              Director                                 March 31, 2001
---------------------------
Leonard Becker

/s/ Elizabeth Gemmil            Director                                 March 30, 2001
--------------------------
Elizabeth Gemmil

/s/ C. Keith Hartley            Director                                 March 30, 2001
--------------------------
C. Keith Hartley

/s/ Lawrence Lacerte            Director                                 March 30, 2001
--------------------------
Lawrence Lacerte


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

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

         Consolidated Statements of Shareholders'
           Equity (Deficit)                                                 F-5

         Consolidated Statements of Cash Flows                              F-6

         Notes to Consolidated Financial Statements                         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Universal Display Corporation:


We have audited the accompanying consolidated balance sheets of Universal Display Corporation (a Pennsylvania corporation in the development-stage) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 17, 1994) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Display Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (June 17, 1994) to December 31, 2000, in conformity with generally accepted accounting principles in the United States.



Philadelphia, Pennsylvania           ARTHUR ANDERSEN LLP
 March 1, 2001

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    December 31,       December 31,
                                                                                        2000               1999
                                                                                    ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents (see Note 4)                                            $  7,701,040       $  1,558,473
  Short-term investments (see Note 4)                                                  2,704,220          4,300,060
  Contract research receivables                                                          312,076            267,423
  Prepaid and other current assets                                                       204,810            452,718
                                                                                    ------------       ------------
      Total current assets                                                            10,922,146          6,578,674
                                                                                    ------------       ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $713,884 and $123,600                                                             4,630,257          3,679,965
ACQUIRED TECHNOLOGY, net of accumulated amortization of
  $460,799 and $0                                                                     16,489,919                  -
DEPOSITS                                                                                  37,472             58,211
                                                                                    ------------       ------------

                                                                                    $ 32,079,794       $ 10,316,850
                                                                                    ============       ============


          LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $    816,131       $    651,837
Accrued expenses                                                                         850,126            218,522
Short term portion of capital lease obligation                                             3,759              3,402
                                                                                    ------------       ------------

      Total current liabilities                                                        1,670,016            873,761
                                                                                    ------------       ------------

LONG TERM PORTION CAPITAL LEASE OBLIGATIONS                                               12,860             16,619
                                                                                    ------------       ------------


REDEEMABLE COMMON STOCK (See Note 8)                                                     570,114                  -
                                                                                    ------------       ------------


SHAREHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares Series A Nonconvertible Preferred Stock, 200,000 issued and outstanding
  (liquidation value of $7.50 per share or $1,500,000), 300,000 shares Series B
  Convertible Preferred Stock, issued and outstanding (liquidation value of
  $21.48 per shares or $6,444,000)                                                         5,000              2,000

Common Stock, par value $.01 per share, 50,000,000 shares authorized, 16,440,286 and 13,714,563 shares issued and
  outstanding, respectively                                                              164,403            137,146
Additional paid-in capital                                                            57,885,790         27,986,667
Deficit accumulated during development-stage                                         (28,228,389)       (18,699,343)
                                                                                    ------------       ------------
      Total shareholders' equity                                                      29,826,804          9,426,470
                                                                                    ------------       ------------
                                                                                    $ 32,079,794       $ 10,316,850
                                                                                    ============       ============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                                                                               Period from Inception
                                                                                                                 (June 17, 1994) to
                                                     2000                  1999                  1998            December 31, 2000
                                                 ------------          ------------          ------------      ---------------------
REVENUE:

  Contract research revenue                      $    492,756          $    519,536          $    368,794         $    1,474,691
                                                 ------------          ------------          ------------         --------------

OPERATING EXPENSES:

  Research and development (See Note 4)             7,109,205             3,171,497             1,419,394             18,930,301
  General and administrative                        3,261,113             2,727,856             1,933,976             11,858,357
                                                 ------------          ------------          ------------         --------------
      Total operating expenses                     10,370,318             5,899,353             3,353,370             30,788,658
                                                 ------------          ------------          ------------         --------------

      Operating loss                               (9,877,562)           (5,379,817)           (2,984,576)           (29,313,967)

INTEREST INCOME                                       348,516               254,811               190,734              1,085,578
                                                 ------------          ------------          ------------         --------------

NET LOSS                                         $ (9,529,046)         $ (5,125,006)         $ (2,793,842)        $  (28,228,389)
                                                 ============          ============          ============         ==============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                     $      (0.62)         $      (0.42)         $      (0.27)
                                                 ============          ============          ============

WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED NET
LOSS PER COMMON SHARE                              15,260,837            12,269,943            10,310,353
                                                 ============          ============          ============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                       Series A Nonconvertible
                                                                                                           Preferred Stock
                                                                                                   ---------------------------------
                                                                                                        Shares            Amount
                                                                                                   ---------------   ---------------

BALANCE, INCEPTION - (JUNE 17, 1994)                                                                         --      $         --

   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                                   --                --
   Recapitalization by issuance of Common Stock to Enzymatics, Inc. (see Note 3)                             --                --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements (see Note 3)                                                               200,000             2,000
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000
       (see Note 3)                                                                                          --                --
   Issuance of Common Stock options (see Note 3)                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1995                                                                               200,000             2,000
   Issuance of Common Stock in Initial Public Offering on April 11, 1996 (see Note 3)                        --                --
   Issuance of Common Stock warrants (see Note 9)                                                            --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1996                                                                               200,000             2,000
   Exercise of private placement warrants                                                                    --                --
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement
       (see Note 5)                                                                                          --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                               200,000             2,000
   Exercise of private placement warrants                                                                    --                --
   Exercise of Common Stock options and warrants                                                                               --
   Issuance of Common Stock warrants (see Note 9)                                                            --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
 Balance, December 31, 1998                                                                                2,000               --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock in connection with the executive employee bonus                                  --                --
   Issuance of Common Stock options to non employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                               200,000             2,000

   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                               --                --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                               200,000     $       2,000
                                                                                                   =============     =============


                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                        Series B Convertible
                                                                                                           Preferred Stock
                                                                                                   ---------------------------------
                                                                                                        Shares            Amount
                                                                                                   ---------------   ---------------
BALANCE, INCEPTION - (JUNE 17, 1994)                                                                         --       $        --

   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                                   --                --
   Recapitalization by issuance of Common Stock to Enzymatics, Inc. (see Note 3)                             --                --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements (see Note 3)                                                                   --                --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000
       (see Note 3)                                                                                          --                --
   Issuance of Common Stock options (see Note 3)                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1995                                                                                   --                --
   Issuance of Common Stock in Initial Public Offering on April 11, 1996
       (see Note 3)                                                                                          --                --
   Issuance of Common Stock warrants (see Note 9)                                                            --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1996                                                                                   --                --
   Exercise of private placement warrants                                                                    --                --
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement
       (see Note 5)                                                                                          --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                                   --                --
   Exercise of private placement warrants                                                                    --                --
   Exercise of Common Stock options and warrants
   Issuance of Common Stock warrants (see Note 9)                                                            --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
 Balance, December 31, 1998                                                                         $        --       $        --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock in connection with the executive employee bonus                                  --                --
   Issuance of Common Stock options to non employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                                   --                --

   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                           300,000             3,000
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                               300,000     $       3,000
                                                                                                   =============     =============


                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                              Common Stock
                                                                                                   --------------------------------
                                                                                                         Shares           Amount
                                                                                                   ---------------   ---------------
BALANCE, INCEPTION - (JUNE 17, 1994)                                                                   6,000,000     $       6,000

   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                             6,000,000             6,000
   Recapitalization by issuance of Common Stock to Enzymatics, Inc. (see Note 3)                         523,268            59,233
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements (see Note 3)                                                                   --                --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000
       (see Note 3)                                                                                    1,114,000            11,140
   Issuance of Common Stock options (see Note 3)                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1995                                                                             7,637,268            76,373
   Issuance of Common Stock in Initial Public Offering on April 11, 1996
       (see Note 3)                                                                                    1,300,000            13,000
   Issuance of Common Stock warrants (see Note 9)                                                            --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1996                                                                             8,937,268            89,373
   Exercise of private placement warrants                                                              1,124,000            11,240
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement
      (see Note 5)                                                                                       200,000             2,000
   Exercise of Common Stock options and warrants                                                          41,000               410
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                            10,302,268           103,023
   Exercise of private placement warrants                                                                    675                 7
   Exercise of Common Stock options and warrants                                                          10,000               100
   Issuance of Common Stock warrants (see Note 9)                                                            --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
 Balance, December 31, 1998                                                                           10,312,943           103,130
   Exercise of Common Stock options and warrants                                                       1,687,586            16,876
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220        1,414,034            14,140
   Issuance of Common Stock for purchase of equipment                                                    100,000             1,000
   Issuance of Common Stock in connection with the executive employee bonus                              200,000             2,000
   Issuance of Common Stock options to non employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                            13,714,563           137,146

   Exercise of Common Stock options and warrants                                                       1,754,353            17,544
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313          631,527             6,315
   Issuance of Common Stock for purchase of equipment                                                     89,843               898
   Issuance of Common Stock options to non employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                           250,000             2,500
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                            16,440,286         $ 164,403
                                                                                                   =============         =========


                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                                        Deficit
                                                                                                     Additional       Accumulated
                                                                                                      Paid-in           During
                                                                                                   --------------     Development
                                                                                                       Capital           Stage
                                                                                                   --------------  ---------------
BALANCE, INCEPTION - (JUNE 17, 1994)                                                               $        --        $      --

   Net Loss                                                                                                 --           (11,121)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1994                                                                                  --           (11,121)
   Recapitalization by issuance of Common Stock to Enzymatics, Inc. (see Note 3)                       (243,393)             --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                       140,000              --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements (see Note 3)                                                              348,000              --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000
       (see Note 3)                                                                                   2,166,860              --
   Issuance of Common Stock options (see Note 3)                                                          9,950              --
   Net loss                                                                                                 --        (3,072,661)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1995                                                                            2,421,417       (3,083,782)
   Issuance of Common Stock in Initial Public Offering on April 11, 1996
      (see Note 3)                                                                                    5,492,928              --
   Issuance of Common Stock warrants (see Note 9)                                                        25,000              --
   Net loss                                                                                                 --        (1,768,995)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1996                                                                            7,939,345       (4,852,777)
   Exercise of private placement warrants                                                             3,929,560              --
   Issuance of Common Stock warrants                                                                    528,985              --
   Issuance of Common Stock options                                                                     216,000              --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement
      (see Note 5)                                                                                    3,118,329              --
   Exercise of Common Stock options and warrants                                                         80,590              --
   Net loss                                                                                                 --        (5,927,718)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1997                                                                           15,812,809      (10,780,495)
   Exercise of private placement warrants                                                                 2,356              --
   Exercise of Common Stock options and warrants                                                          2,800              --
   Issuance of Common Stock warrants (see Note 9)                                                       234,916              --
   Net loss                                                                                                 --        (2,793,842)
                                                                                                   ------------    -------------
 Balance, December 31, 1998                                                                        $ 16,052,881    $ (13,574,337)
   Exercise of Common Stock options and warrants                                                      6,220,104              --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220       4,778,657              --
   Issuance of Common Stock for purchase of equipment                                                   430,000
   Issuance of Common Stock in connection with the executive employee bonus                             421,220
   Issuance of Common Stock options to non employees                                                     83,805              --
   Net loss                                                                                                 --        (5,125,006)
                                                                                                   ------------    -------------
BALANCE, DECEMBER 31, 1999                                                                           27,986,667      (18,699,343)

   Exercise of Common Stock options and warrants                                                      6,837,299              --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313       5,050,351              --
   Issuance of Common Stock for purchase of equipment                                                   386,325
   Issuance of Common Stock options to non employees                                                     10,000              --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                        92,997              --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                       16,919,468              --


   Issuance of Common Stock options and warrants to Scientific Advisory Board                           602,683              --
   Net loss                                                                                                 --        (9,529,046)
                                                                                                   ------------   --------------
BALANCE, DECEMBER 31, 2000                                                                         $ 57,885,790    $ (28,228,389)
                                                                                                   ============    =============

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                        Total
                                                                                                   Equity/(Deficit)
                                                                                                   ----------------
BALANCE, INCEPTION - (JUNE 17, 1994)                                                               $      6,000

   Net Loss                                                                                             (11,121)
                                                                                                   ------------

BALANCE, DECEMBER 31, 1994                                                                               (5,121)
   Recapitalization by issuance of Common Stock to Enzymatics, Inc. (see Note 3)                       (184,160)
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                       140,000
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements (see Note 3)                                                              350,000
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000
       (see Note 3)                                                                                   2,178,000
   Issuance of Common Stock options (see Note 3)                                                          9,950
   Net loss                                                                                          (3,072,661)
                                                                                                   ------------

BALANCE, DECEMBER 31, 1995                                                                             (583,992)
   Issuance of Common Stock in Initial Public Offering on April 11, 1996 (see Note 3)                 5,505,928
   Issuance of Common Stock warrants (see Note 9)                                                        25,000
   Net loss                                                                                          (1,768,995)
                                                                                                   ------------

BALANCE, DECEMBER 31, 1996                                                                            3,177,941
   Exercise of private placement warrants                                                             3,940,800
   Issuance of Common Stock warrants                                                                    528,985
   Issuance of Common Stock options                                                                     216,000
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement
       (see Note 5)                                                                                   3,120,329
   Exercise of Common Stock options and warrants                                                         81,000
   Net loss                                                                                          (5,927,718)
                                                                                                   ------------

BALANCE, DECEMBER 31, 1997                                                                            5,137,337
   Exercise of private placement warrants                                                                 2,363
   Exercise of Common Stock options and warrants                                                          2,900
   Issuance of Common Stock warrants (see Note 9)                                                       234,916
   Net loss                                                                                         (2,793,842)
                                                                                                   ------------
 Balance, December 31, 1998                                                                           2,583,674
   Exercise of Common Stock options and warrants                                                      6,236,980
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220       4,792,797
   Issuance of Common Stock for purchase of equipment                                                   431,000
   Issuance of Common Stock in connection with the executive employee bonus                             423,220
   Issuance of Common Stock options to non employees                                                     83,805
   Net loss                                                                                          (5,125,006)
                                                                                                   ------------
BALANCE, DECEMBER 31, 1999                                                                            9,426,470

   Exercise of Common Stock options and warrants 6,854,843 Issuance of Common
   Stock and warrants through private placement, net of expenses of $311,313
   5,056,666 Issuance of Common Stock for purchase of equipment 387,223 Issuance of Common Stock options to non employees 10,000 Issuance of Redeemable Common
   Stock, options and warrants in connection with the Development
       Agreements                                                                                        92,997
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                       16,924,968
   Issuance of Common Stock options and warrants to Scientific Advisory Board                           602,683
   Net loss                                                                                          (9,529,046)
                                                                                                   ------------
BALANCE, DECEMBER 31, 2000                                                                         $ 29,826,804
                                                                                                   ============


                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      Period from
                                                                           Year Ended December 31,                     Inception
                                                           ----------------------------------------------------   (June 17, 1994) to
                                                                2000               1999                1998        December 31, 2000
                                                           ------------        ------------        ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (9,529,046)       $ (5,125,006)       $ (2,793,842)      $ (28,228,389)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                  590,284              56,368              27,879             713,884
  Amortization of intangibles                                   460,799                  --                  --             460,799
  Issuance of Common Stock options and warrants
    for services                                                 10,000              83,805             234,916             679,671
  Issuance of Common Stock and warrants in
    connection with Amended research and license                     --                  --                  --           3,120,329
    agreements
  Issuance of Common Stock in connection with
    executive compensation                                           --             423,220                  --             423,220
  Issuance of Redeemable Common Stock, options and
    warrants in connection with Development Agreement           663,111                  --                  --             663,111
  Issuance of Common Stock options and warrants for
    Scientific Advisory Board                                   602,683                  --                  --             602,683
  Acquired in-process technology                                     --                  --                  --             350,000
  (Increase) decrease in assets:
       Contract research receivables                            (44,653)           (145,482)            (33,575)           (312,076)
       Receivable from related party                                 --                  --              51,906                  --
       Prepaids and other current assets                        247,908              (5,832)             71,905             224,175
       Deposits                                                  20,739              39,862             (22,000)            (37,472)
     Increase in liabilities:
       Accounts payable and accrued expenses                    484,585             375,039             215,080           1,354,644
       Payable to related parties                                    --                  --                  --             250,000
                                                           ------------        ------------        ------------       -------------
       Net cash used in operating activities                 (6,493,590)         (4,298,026)         (2,247,731)        (19,735,421)
                                                           ------------        ------------        ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                     (1,153,353)         (3,229,101)            (26,689)         (4,505,897)
  Purchases of intangibles                                      (25,750)                 --                  --             (25,750)
  Purchases of short-term investments                        (3,368,621)         (7,776,880)           (270,932)        (18,866,003)
  Proceeds from sale of short-term investments                4,964,461           4,004,322           4,283,000          16,161,783
                                                           ------------        ------------        ------------       -------------
       Net cash provided by (used) in
         investing activities                                   416,737          (7,001,659)          3,985,379          (7,235,867)
                                                           ------------        ------------        ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                  5,367,979           4,792,797                  --          21,627,767
  Proceeds from the exercise of Common Stock
    options and warrants                                      6,854,843           6,236,980               5,263          13,047,963
  Principal payment on capital lease                             (3,402)                 --                  --              (3,402)
                                                           ------------        ------------        ------------       -------------
       Net cash provided by financing activities             12,219,420          11,029,777               5,263          34,672,328
                                                           ------------        ------------        ------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6,142,567           (269,908)           1,742,911           7,701,040

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                 1,558,473           1,828,381              85,470                  --
                                                           ------------        ------------        ------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  7,701,040        $  1,558,473        $  1,828,381       $   7,701,040
                                                           ============        ============        ============       =============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.  BACKGROUND:

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode ("OLED") technology for potential flat panel display applications.

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994 (see
Note 3).

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology (see Note 5). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license (see
Note 5).

The Company is also engaged in research, development and commercialization activities at its 11,000 square foot facility, which is leased in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999.

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

2.  LIQUIDITY:

As of December 31, 2000, the Company has an accumulated deficit of $28,228,389. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technology may require funds substantially greater than the Company currently has available. Management believes that its cash and cash equivalents and short-term investments as of December 31, 2000 are sufficient to fund its operations during 2001.

3.  STOCK TRANSACTIONS, MERGER, RECAPITALIZATION AND PUBLIC OFFERING:

On June 22, 1995, a wholly owned subsidiary of the Company consummated an Agreement and Plan of Reorganization ("Merger Agreement") with a New Jersey corporation formerly known as UDC. At the time of the merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC. Enzymatics had incurred significant losses since its inception in 1985 and, notwithstanding a public offering, failed to find significant alternative sources of financing to enable it to continue its operations on any scale. In June 1994, the shareholders of Enzymatics approved the sale of substantially all of its assets to a third party. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management of UDC determined that such additional capital would be necessary to fulfill its financial obligations under the Transfer Agreement (as herein defined) pursuant to which it obtained certain rights and obligations related to the OLED technology, obtained funds to commercialize the OLED technology, fund the acquisition of additional intellectual property rights useful to the OLED technology and to fund working capital. As of June 22, 1995, Enzymatics had 523,268 shares issued and outstanding (after giving effect to a reverse stock split of 10.9672) which were not actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates
(NHA), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (see Note 8) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics, is also a principal of NHA.

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

Upon consummation of the merger, UDC's shareholders collectively owned approximately 92% of the outstanding shares of the merged entity, with the former Enzymatics shareholders retaining the balance of approximately 8%. UDC was the surviving corporation in the merger, changed its name to UDC, Inc., and, as a result of the merger, became a wholly owned subsidiary of Enzymatics. At the effective time of the merger, Enzymatics changed its name to Universal Display Corporation. Universal Display Corporation and its wholly owned subsidiary, UDC, Inc., are herein referred to collectively as the "Company." Contemporaneous with the merger, the Company and ABC entered into a Technology Transfer Agreement dated June 22, 1995 (the "Transfer Agreement") pursuant to which, among other things, ABC assigned the 1994 License Agreement to the Company, and granted to the Company an exclusive worldwide sublicense to patents and other intellectual property rights to display technology developed under a Sponsored Research Agreement dated October 22, 1993 between ABC and Princeton University (the "1993 Sponsored Research Agreement") in exchange of (i) reimbursement of ABC's scheduled payments and expenses previously made to Princeton University under the 1994 Sponsored Research Agreement in the amount of $674,000 and a payment of $500,000 for the sublicense under the 1993 Sponsored Research Agreement which were charged to research and development expense; (ii) the Company's assumption of ABC's obligation to pay all future scheduled payments under the 1994 Sponsored Research Agreement, which were approximately $1,610,000, plus expenses related thereto estimated to be $500,000 for a total of $2,110,000; and (iii) 200,000 shares of the Company's Series A Nonconvertible Preferred Stock (see Note 9) with a fair value of $350,000.

Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement, which generated proceeds of $1,513,000, net of offering expenses in the amount of $50,000. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC. Accordingly, ABC netted this $250,000 receivable against the Company's payable to related parties. In addition, on July 17, 1995, the Company sold an additional 207,500 Units which generated gross proceeds of $415,000. On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administration expenses).

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiary, UDC, Inc. (see Note 3). All significant intercompany transactions and accounts have been eliminated.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000, unrealized holding gains or losses were not material. The gross proceeds from sales and maturities of investments were $4,964,461 and $4,004,322 for the years ended December 31, 2000 and 1999, respectively. Gross realized gains and losses for the years ended December 31, 2000 and 1999 were not material. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

Fair Value of Financial Instruments

Cash and cash equivalent, short-term investments, contract research receivables, prepaids and other current assets, accounts payable, accrued expenses and redeemable common stock are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment, furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Property, plant and equipment consists of the following:

                                                           December 31
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
       Office and lab equipment                      $ 1,742,667    $   628,281
       Furniture and fixtures                            102,014         90,804
       Leasehold improvements                          1,034,533        996,652
       Construction-in-progress                        2,464,927      2,087,828
                                                     -----------    ------------
                                                       5,344,141      3,803,565
       Less- Accumulated depreciation                   (713,884)      (123,600)
                                                     -----------    ------------

                                                     $ 4,630,257    $ 3,679,965
                                                     ===========    ============


Depreciation expense was $590,284, $56,368 and $27,879 for the years ended December 31, 2000, 1999 and 1998, respectively.

Construction-in-progress costs consist of costs incurred for the acquisition of lab equipment for the Company's new facility. Upon commencement of operation of the lab equipment, the costs associated with such assets will be depreciated over the estimated useful life of the lab equipment.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (see Note 6). The intangible asset at December 31, 2000 consisted of the following:

     PD-LD, Inc.                                                   $  1,481,250
     Motorola                                                        15,469,468
                                                                   ------------
                                                                     16,950,718
     Less: Accumulated Amortization                                    (460,799)
                                                                   ------------
     Acquired Technology, net                                      $ 16,489,919
                                                                   ============


Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2000, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

Net Loss Per Common Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the years ended December 31, 2000, 1999 and 1998 the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended in 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instrument or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). The Bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company adopted SAB 101 and it did not have a material impact on its method of revenue recognition.

Contract Research Revenue

Contract research revenues are recognized as the related expenses are incurred.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:


                                                                                Year Ended December 31,
                                                                  -----------------------------------------------
                                                                      2000             1999              1998
                                                                  -----------      -----------      -------------

     Payments made to Princeton University
       and Southern California under the 1997 Sponsored
       Research Agreements (see Note 5)                           $   733,230      $   544,450      $     125,842
     Patent application expenses                                    1,227,184          854,463            630,929
     PPG development agreement (see Notes 8 and 9)                    663,111              --                 --
     Scientific Advisory Board Compensation
       (see Notes 9 and 14)                                           602,683              --                 --
     Development and operations in the new facility                 2,057,202          807,191                --
     Expansion of the Company's research and development team       1,364,996          965,393                --
     Amortization of intangibles                                      460,799              --                 --
     Other expenses                                                       --               --             662,623
                                                                  -----------      -----------      -------------
                                                                  $ 7,109,205      $ 3,171,497      $   1,419,394
                                                                  ===========      ===========      =============

Statement of Cash Flow Information

Capital lease obligations of $27,120 were incurred on equipment leases entered into in 1999. In 2000 and 1999, the Company issued 89,843 and 100,000 shares of its Common Stock to a vendor in consideration for lab equipment. The shares were valued at $4.31 per share, which was the approximate fair market value at the transaction date. In 2000, in connection with PD-LD agreement (see Note 6), the Company issued 50,000 shares of its Common Stock valued at $1,481,250, which was the fair market value at the transaction date. In 2000, in connection with the Motorola agreement (see Note 6) the Company issued 200,000 shares of its Common Stock valued at $4,412,500, and 300,000 shares of its Series B Convertible Preferred Stock valued at $6,618,750, and a warrant to purchase 150,000 shares of Common Stock at $21.60 per share, which was the approximate fair market value at the transaction date. In connection with the PPG agreement (see Note 8), the Company issued 26,448 of Redeemable Common Shares and a warrant to purchase 26,448 shares of Common Stock at $24.29 per share. In 2000, the Company accrued for $311,313 in private placement fees which was a component of additional paid in capital (see Note 9).

Income Taxes

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

5.  SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY:

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into a 1997 Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research which commenced in 1994 under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be expensed when paid by the Company. Under the 1997 License Agreement, the Company has the worldwide exclusive and perpetual license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In October 1997, in connection with the 1997 License Agreement and Sponsored Research Agreement, the Company issued 140,000 Common Shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 Common Shares and 75,000 warrants to purchase Common Stock to the University of Southern California. The Company recorded a charge of $3,120,329 related to the issuance of the Common Stock and warrants to purchase Common Stock to research and development expenses. The value of the warrants was determined in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

6.  ACQUIRED TECHNOLOGY:

On July 19, 2000, the Company, PD-LD, Inc. ("PD-LD") and Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD's rights to certain issued and pending patents and technology known as organic vapor phase deposition ("OVPD") in exchange for 50,000 shares of the Company's Common Stock. Pursuant to this transaction, the Company has included in its License Agreement with Princeton the exclusive license to all Princeton patents and technology related to OVPD, whether developed pursuant to its research agreements with Princeton or otherwise. The acquisition of these patents had a fair value of $1,481,250 (see Note 4).

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 67 US patents, 7 US patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of its Common Stock (valued at $4,412,500), 300,000 shares of its Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of its Common Stock at $21.60 per share. The warrant becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrant was recorded at fair market value ($2,206,234) based on the Black-Scholes option-pricing model and has been recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (see Note 4). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology (see Note 11). Such royalty payments may be made, at the Company's discretion, in either all cash or (50%) cash and (50%) in shares of Common Stock. The number of shares of common stock used to pay the royalty portion shall be equal to 50% of the royalty due divided by the average daily closing price per share of stock over the ten trading days ending two business days prior to the date the common stock is issued.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                                December 31
                                                          ----------------------
                                                             2000         1999
                                                          ---------    ---------
       Accrued professional fees                          $ 239,293    $ 142,575
       Payroll                                              102,914            -
       Utilities                                             83,557            -
       Vacation                                             100,154       63,922
       Private placement fees                               311,313            -
       Other                                                 12,895       12,025
                                                          ---------    ---------
                                                          $ 850,126    $ 218,522
                                                          =========    =========


Professional fees of $398,000 and $369,519 were included in accounts payable at December 31, 2000 and 1999, respectively.

8.  REDEEMABLE COMMON STOCK

On October 1, 2000, the Company entered into a 5 year Development and License Agreement with PPG Industries, Inc. (PPG) to leverage the Company's OLED flat panel display technology with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED material system. In consideration for PPG's services under the agreement, UDC will issue shares of its Common Stock and warrants to acquire its Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities issued is subject to adjustment under certain circumstances, as defined in the agreement.

On November 11, 2000, in consideration for PPG's services through December 31, 2000, UDC issued 26,448 shares of Redeemable Common Shares and an 11.5% promissory note in the amount of $535,300. The note is only payable if the Redeemable Common Shares issued are not registered with the SEC by May 31, 2001. The amount of the note is based on the fair market value of the services rendered by PPG through December 31, 2000. The company recorded a charge to research and development expense of $535,500. If the note is paid then PPG will return the Common Shares previously issued.

In accordance with the PPG agreement, UDC issued 1,720 shares of Common Stock on January 31, 2001. The additional shares were issued as a result of the final accounting for actual costs incurred by PPG. The promissory note was also increased to reflect actual costs incurred through December 31, 2000. Accordingly, the Company accrued $34,814 of additional research and development expense as of December 31, 2000, for these additional shares.

9. SERIES A NONCONVERTIBLE PREFERRED STOCK, SERIES B CONVERTIBLE PREFERRED STOCK, SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (see Note 3), which has a liquidation value of $7.50 per share. Series A holders, as a single class, have the right to elect two of the Company's Board of Directors. The holders of Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A holders are not entitled to any dividends. The Series A were valued at $1.75 per share which was based upon an independent appraisal.

Series B Convertible Preferred Stock

In 2000, the Company issued 300,000, shares of Series B Convertible Preferred Stock ("Series B") to Motorola (see Note 6), upon liquidation, the Series B shares will rank senior to the Common Stock and any other capital stock of the Company. The Series B has a liquidation value of $21.48 per share, plus accrued and unpaid dividends. Each share of the Series B Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the original purchase price by the conversion price applicable to such share determined as provided, in effect on the date the certificate is surrendered for conversion. The conversion price shall initially be the original issuance price per share of Common Stock. The Series B is convertible at a rate of 75,000 per year for four years. The conversion price may be subject to change if the Company's average stock price falls below $12.00 for the thirty-day period preceding the conversion dates. The Company has the option to pay the Series B holders an amount of cash equal to the difference between $12.00 and the Average Price (as defined) multiplied by the number of shares of Common Stock into which the shares of Series B would be convertible. As of December 31, 2000, the conversion feature has not been triggered. All outstanding shares of Series B shall be converted automatically into shares of Common Stock after 4 years. The holders of Series B shares are entitled to that number of votes equal to the largest of whole shares of Common Stock into which the Series B could be converted on matters which shareholders are generally entitled to vote. The Series B holders are entitled to dividends that are declared or paid to the Common Stock holders.

Shareholders' Equity

In May 1999, the Company completed a private placement, and issued 1,414,034 units, each consisting of one share of Common Stock and one warrant, resulting in net proceeds of $4,792,797. The units were issued at $3.75 per unit. The shares of Common Stock and the warrants were valued at $2.27 and $1.48, respectively, based on their relative fair values. The warrants were issued with an exercise price ranging from $4.28 to $4.31, which was 120% of the approximate fair value at the grant date.

On July 19, 2000, the Company issued 50,000 shares of unregistered Common Stock to PD-LD, in accordance with the Termination, Amendment and License Agreement (see Note 6). These shares were recorded on the fair market value of the Common Stock. Accordingly, the Company recorded an intangible asset of $1,481,250.

On September 29, 2000, the Company issued to Motorola 200,000 shares of its Common Stock, 300,000 shares of its Series B and a warrant to purchase 150,000 shares of Common Stock in accordance with the termination, amendment and license agreement (see Note 6). The Company also issued a warrant to purchase 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrants were valued using the Black Scholes option-pricing model. Accordingly, the Company recorded an intangible asset of $15,469,468.

In December of 2000, the Company sold 631,527 units in a private placement, each consisting of one share of Common Stock and one warrant, resulting in gross proceeds of $5,367,979. The units were issued at $8.50 per unit. The shares of Common Stock and the warrants were valued at $4.66 and $3.84 based on their relative fair values, respectively. The warrants vest immediately, have an exercise price of $10.00 and expire in 10 years. In connection with the private placement, the Company issued an additional 161,000 warrants as finders' fees, which vest immediately, have an exercise price of $10.00 and expire in 10 years. The warrants were valued using the Black Scholes option-pricing model at $890,722 which was recorded as a component of additional paid in capital. During January 2001, the private placement was completed and the Company then issued an additional 158,704 units, each consisting of one share of Common Stock and one warrant, resulting in additional net proceeds of $1,037,671.

Enzymatics 1992 Stock Option Plan

The stock options granted prior to the merger by Enzymatics under the 1992 Stock Option Plan which have been assumed by the Company were converted into options to purchase 20,538 shares of Common Stock of the Company at exercise prices ranging from $11.74 to $29.61 per share. In 1999, 11,992 of such options expired. The remaining 8,546 of such options expire 2001.

1995 Stock Option Plan

In 1995, the directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which a maximum of 500,000 options may be granted at prices not less than 100% of the fair market value of the Common Stock on the date of grant as determined by the Board of Directors. Through 2000, the Shareholders have approved the Plan to increase the number of Common Shares reserved for the 1995 Plan to 2,000,000. The 1995 Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors and consultants of the Company. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

In June 1995, the Company granted options to purchase 70,000 shares of Common Stock to an officer of the Company at an exercise price of $2.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vested over a period of three years. As of December 31, 2000, 70,000 options were exercisable. These options expire in 2005. In addition, in June 1995, the Company granted options to purchase 5,000 shares of Common Stock to the same officer of the Company at an exercise price of $.01 per share, all of which were exercised in October 1998. These options vested on the grant date. The Company recorded a charge of $9,950, to general and administrative expenses, which represented the difference between the deemed value of the Common Stock for accounting purposes and the exercise price of the options at the grant date.

In 1995, the Company granted nonqualified stock options to three principal investigators who are conducting research under the 1994 Sponsored Research Agreement and the 1993 Sponsored Research Agreement. The Company granted options to purchase an aggregate of 240,000 shares of Common Stock to the three principal investigators at an exercise price of $4.00 per share, which approximated the fair market value of the Common Stock at the grant date. These options vest as follows: 33% at the grant date with the remaining 67% vesting over two years. As of December 31, 2000, options to purchase 220,000 shares of Common Stock were exercisable. These options expire in 2005.

In 1996, the Company granted nonqualified and incentive stock options to two employees and one consultant. The Company granted options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $4.12 per share, which was the fair market value of the Common Stock at the date of grant. These options vest as follows: 10,000 shares at the grant date with the remaining 20,000 shares vesting over 5 years. During 1997, 6,000 of these options were forfeited when an employee left the Company and an additional 2,000 options were forfeited in 2000. As of December 31, 2000, options to purchase 12,000 shares of Common Stock were exercisable. These options expire in 2006.

In 1997, the Company granted incentive and nonqualified stock options to several employees, officers, and principal investigators. The Company granted options to purchase an aggregate of 274,500 shares of Common Stock at exercise prices ranging from $4.06 to $5.25 per share, which was the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five-year period. As 55,000 of these options were granted to non-employee principal investigators, the Company recorded a charge of $216,000, to general and administrative expense, which represents the value of the options as determined in accordance with SFAS 123. As of December 31, 2000, options to purchase 236,353 shares of Common Stock were exercisable. These options expire in 2007.

In 2000, 1999 and 1998, the Company granted nonqualified and incentive stock options to several employees. The Company granted options to purchase an aggregate of 432,000, 431,750 and 303,000 shares of Common Stock at exercise prices ranging from $9.44 to $24.38, $3.375 to $4.19 and $3.75 to $6.22 per share, respectively, which was the fair market value of the Common Stock at the date of grant. These options vest either immediately upon grant or over a five-year period. In 2000 and 1999, 12,000 and 60,992 options were forfeited, respectively. As of December 31, 2000, options to purchase 695,608 shares of Common Stock were exercisable. The options granted in 2000, 1999 and 1998 expire in 2010, 2009 and 2008 respectively.

In 2000 and 1999, the Company granted options to consultants to purchase 2,000 and 27,500 shares of Common Stock at exercise prices of $24.38 and $3.13 to $4.19 per share, respectively. The options vest immediately and expire in 2010 and 2009, respectively. These options were valued using the Black Scholes pricing model. Accordingly, the Company recorded a charge of $10,000 and $83,805, in 2000 and 1999 respectively which was included in general and administrative expenses.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 3, in June 1995, the Company granted options to purchase 84,234 shares of Common Stock at an exercise price of $.29 per share to NHA. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested 100% upon grant and 15,000 were exercised in 1997. Accordingly, as of December 31, 2000, 42,117 options were exercisable. These options expire in 2005.

In accordance with the terms of the PPG agreement, on December 14, 2000, UDC granted options to PPG employees to acquire 20,000 shares of Common Stock. These options vest over a one-year period, have an exercise price of $9.44 per share and expire in 10 years. On December 31, 2000, the Company recorded a charge of $7,072 to research and development expense for the fair market value, determined in accordance with the Black-Scholes option-pricing model, of the stock option awards that were earned. These awards are considered variable and will be measured each reporting period.

The following table summarizes all stock option activity:

                                           2000                       1999                    1998
                                 -----------------------    -----------------------   ----------------------
                                                Weighted                  Weighted                  Weighted
                                                 Average                   Average                   Average
                                                Exercise                  Exercise                  Exercise
                                    Shares        Price        Shares       Price        Shares       Price
                                 ----------    ---------    ----------   ----------   ----------    --------
Outstanding at beginning
   of year                        1,359,530      $  4.19       986,272      $ 4.38       707,810      $ 4.54
    Granted                         434,000        13.19       459,250        3.95       303,000        4.66
    Exercised                      (132,181)        3.94       (25,000)       3.52       (10,000)        .29
    Forfeited                       (12,000)        4.19       (60,992)       5.79       (14,538)      20.67
                                 ----------                 ----------                ----------

Outstanding at end of year        1,649,349         6.58     1,359,530        4.19       986,272        4.38

Exercisable at end of year        1,260,371         5.55       973,503        3.97       792,951        4.00

Available for future grant          158,470                    180,470                   377,991

Weighted average fair value of
   options granted                               $  8.28                    $ 2.99                    $ 3.60
                                                 =======                    ======                    ======

The weighted average remaining contractual life for options outstanding at December 31, 2000, 1999 and 1998 was 8 years.

Common Stock Warrants

In connection with the June 22, 1995 private placement and the July 17, 1995 private placement (see Note 3), the Company issued 906,500 warrants and 207,500 warrants, respectively each warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.50 per share. In 1997, all of these outstanding warrants were exercised.

On April 11, 1996, in connection with the Company's public offering, the Company sold redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share at a price of $.10 per share. These warrants expired April 12, 1999 (see Note 3). In connection with the public offering, the Company issued warrants to its underwriter to purchase up to 130,000 shares of Common Stock at an exercise price of $8.25 per share and warrants to purchase an additional 130,000 shares of Common Stock at an exercise price of $3.675 per share. In April 1996, the Company issued warrants to third parties to purchase up to 578,000 shares of Common Stock at an exercise price of $4.125 per share.

In August 1996, the Company granted warrants to purchase 20,000 shares of Common Stock to an individual in exchange for consulting services. These warrants have an exercise price of $6.00 per share, vest immediately, and expire in August 2006. The Company recorded a charge of $25,000 to general and administrative expenses, which represents the value of the warrant as determined in accordance with SFAS 123.

In April 1996, the Company granted warrants to four employees and one consultant to purchase 925,000 shares of the Company's Common Stock at an exercise price of $4.125 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest 25% at the date of grant and the remaining 75% over 5 years, provided these employees are employed by the Company on the vesting date. These warrants expire in 2006.

In 1997, the Company granted warrants to Princeton University and the University of Southern California under the 1997 Sponsored Research Agreement (see Note 5) to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $7.25 per share, which approximated the fair market value of the Common Stock at the date of grant. These warrants vest immediately upon grant and expire in 2007. Also in 1997, the Company granted warrants to consultants to purchase 200,000 shares of Common Stock at an exercise price of $4.80 per share. These warrants vest immediately upon grant and expire in 2002. The Company valued the warrants in accordance with SFAS 123. The warrants will be expensed over the three-year consulting period. In 2000, 1999 and 1998, the Company recorded a charge of $76,329, $176,328 and $176,328, respectively which is included in general and administrative expenses in the accompanying consolidated statement of operations.

In 1998, the Company granted warrants to two employees and two directors to purchase 400,000 shares of Common Stock at an exercise price of $6.38 per share, which was the fair market value of the Common Stock at the date of grant. These warrants vest immediately and expire in 2008.

In 1998, the Company granted warrants to consultants to purchase 125,000 shares of Common Stock at exercise prices ranging from $3.375 to $7.25 per share. Of the 125,000 warrants granted in 1998, 25,000 warrants were granted to one consultant which vested immediately. These warrants were valued using the Black-Scholes option-pricing model. Accordingly, the Company recorded a charge in 1998 to record expense in the amount of $154,247, which is included in general and administrative expenses. The remaining 100,000 warrants were granted to another consultant of which 25,000 vested immediately and 75,000 will vest based upon the Company's successful entrance into the Taiwanese market. Only the 25,000 which vested were valued using the Black-Scholes option-pricing model. The remaining 75,000 will be valued upon ultimate determination of performance. The unamortized portion ($80,669) of this charge is recorded as prepaid consulting fee on the accompanying Consolidated Balance Sheets.

In 2000, the Company granted warrants to one employee and two Scientific Advisory board members to purchase 290,000 shares of the Company's Common Stock at exercise prices ranging from $14.12 to $16.75, which was the fair market value of the Common Stock at the date of grant. These warrants vest over three years and expire in 2010 (see Note 14).

In accordance with the PPG agreement, the Company issued warrants to PPG to acquire 28,168 shares of its Common Stock as part of the consideration for services performed during 2000. The fair market value of the warrants was determined using Black-Scholes pricing model. The warrants vest immediately, have an exercise price of $24.29 and a contractual life of 7 years. Accordingly, the Company recorded a charge of $85,918 to research and development expense during 2000 based on the fair market value of the warrants. The Company recorded this charge based on a measurement date of December 31, 2000, which is the date upon which the warrants were earned by PPG.

As of December 31, 2000, 3,485,749 warrants to acquire Common Stock were exercisable.

Pro Forma Disclosure for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                               Year Ended December 31,
                                ------------------------------------------------
                                      2000             1999             1998
                                --------------   --------------   --------------
        Net loss:
         As reported            $  (9,529,046)   $  (5,125,006)   $  (2,793,842)
         Pro forma                (11,937,622)      (6,000,155)      (5,803,012)

        Net loss per share:
         As reported            $       (0.62)   $       (0.42)   $        (.27)
         Pro forma                      (0.78)           (0.49)            (.56)

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998. Risk-free interest rates of 4.7% to 6.8%, expected dividend yields of zero for each year, expected volatility ranging from 60% to 81% and expected lives ranging from 7 years to 10 years for each.

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

10.  RESEARCH CONTRACTS:

Contract research revenue consists of the following:

                                                                      December 31
                                                        ---------------------------------------
                                                           2000           1999           1998
                                                        ---------      ---------      ---------
    Department of Defense Advanced Research
      Projects Agency (DARPA)                           $ 186,179      $ 419,536      $ 190,008
    Small Business Innovative Research (SBIR) Army
      Phase I & Army Phase I Option                       112,113             --             --
    New Jersey Commission on Science and Technology
      (NJCST)                                                  --             --         94,521
    National Science Foundation (NSF)                     194,464        100,000         84,265
                                                        ---------      ---------      ---------

                                                        $ 492,756      $ 519,536      $ 368,794
                                                        =========      =========      =========

11. COMMITMENTS:

Lease Commitments

The Company has several operating lease arrangements for office space and office equipment. During 1999, the Company entered into one capital lease. Total rent expense was $207,104, $311,996 and $91,467, for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum future rental payments for operating and capital leases as of December 31, 2000 are as follows:


                                                   Operating       Capital
              Year                                   Leases         Lease
              ----                                 ---------      ---------
              2001                                 $ 369,502      $  5,424
              2002                                   337,385         5,424
              2003                                   260,885         5,424
              2004                                       670         4,520
                                                   ---------      --------
                                                   $ 968,442        20,792
                                                   =========

              Less amount representing interest                     (4,173)
                                                                  --------
              Present value of capital lease                      $ 16,619
                                                                  ========


Other Commitments

At December 31, 2000, the Company has commitments outstanding in connection with capital expenditures of equipment acquired during 1999. According to the purchase agreement, the Company has agreed to pay the vendor in both stock and cash. At December 31, 2000, the Company owed $126,634 in cash and stock valued at $43,778. All payments are expected to be paid in year 2001.

Under the terms of the Motorola license agreement (see Note 6), the Company has agreed to make minimum royalty payments. To the extent that the royalties payable based on sales are not sufficient to meet the minimums, the Company shall pay, at its discretion, the shortfall in all cash or in cash (50%) and Common Stock (50%) within 90 days after the end of each two-year period specified below in which the shortfall occurs. The minimum royalty payments are as follows:

September 29, 2000 - December 31, 2002  $  150,000

January 1, 2003    - December 31, 2004  $  500,000

January 1, 2005    - December 31, 2006  $1,000,000

In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial position or results of operations.

12. INCOME TAXES:

The components of income taxes are as follows:

                                                                        December 31
                                                      ---------------------------------------------
                                                           2000           1999              1998
                                                      ------------    ------------     ------------
       Current                                        $         --    $         --     $         --
       Deferred                                         (3,019,639)     (2,063,624)        (484,848)
                                                      ------------    ------------     ------------
                                                        (3,019,639)     (2,063,624)        (484,848)
       Increase in valuation allowance provision         3,019,639       2,063,624          484,848
                                                      ------------    ------------     ------------

                                                      $         --    $         --     $         --
                                                      ============    ============     ============


The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $16,900,000, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31
                                                 ------------------------------
                                                     2000               1999
                                                 ------------      ------------
       Gross deferred tax assets:
         Net operating loss carryforwards        $  5,738,172      $  3,650,365
         Capitalized start-up costs                 2,710,141         1,844,133
         Capitalized technology license               170,000           170,000
         Other                                        532,718           466,894
                                                 ------------      ------------
                                                    9,151,031         6,135,392
       Valuation allowance                         (9,151,031)       (6,131,392)
                                                 ------------      ------------

       Net deferred tax assets                   $         --      $         --
                                                 ============      ============


A valuation allowance was established for 100% of the net deferred tax asset, since the Company has incurred substantial operating losses and expects additional losses in 2001. The Company's management has concluded that the realizability of the deferred tax assets is uncertain.

13.  DEFINED CONTRIBUTION PLAN:

During 2000, the Company adopted the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant's contribution, limited to 6% of the participant's total compensation. For the year ending December 31, 2000, the Company contributed $52,125 to the Plan.

14. QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

Year ended December 31, 1999:                                               Three Months Ended
                                                 ----------------------------------------------------------------------
                                                   March 31            June 30         September 30        December 31
                                                 -------------      -------------      -------------      -------------

    Revenues                                     $    117,233       $     69,732       $    145,532       $    187,039

    Net loss                                         (593,866)        (1,677,994)          (987,225)        (1,865,912)

    Basic and diluted loss per share                     (.06)             (0.14)             (0.07)             (0.15)


Year ended December 31, 2000:                                                     Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                            (1)             (2)              (3)             (1)             (2)              (3)
                                       ---------------------------------------------------------------------------------------------
                                         March 31                        March 31         June 30                          June 30
                                       ------------                    ------------     ------------                    ------------

    Revenues                           $     5,909      $       -      $     5,909      $   126,746      $       -      $   126,746

    Net loss                            (1,803,249)      (208,887)      (2,012,136)      (2,152,080)      (812,842)      (2,964,922)

    Basic and diluted loss per share         (0.12)         (0.01)           (0.13)           (0.14)         (0.05)           (0.19)

Year ended December 31, 2000:                                      Three Months Ended
                                              ------------------------------------------------------------
                                                  (1)              (2)           (3)              (4)
                                              ------------------------------------------------------------
                                              September 30                 September 30       December 31
                                              -------------                ------------      -------------

    Revenues                                  $    124,812    $    -        $  124,812       $    235,289

    Net loss                                    (1,824,263)     (250,133)   (2,074,396)        (2,477,592)

    Basic and diluted loss per share                 (0.12)        (0.02)        (0.14)              (.16)

(1)  Interim results as reported in the Company's Form 10Q.

(2) In February 2000, the Company granted warrants to purchase 200,000 shares of Common Stock to two Scientific Advisory Board members. The warrants were granted with an exercise price of $14.12 per share, a ten-year life and vest ratably over three years. The Company did not account for these warrants during the first three interim periods. In accordance with the FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation; An Interpretation of APB 25", which became effective during 2000, awards granted to Advisory Board members are treated as awards granted to non-employees. The Company has restated the interim periods above to show the impact of the accounting for these warrants. As the warrants were granted to non-employees and vest over a three year period, the warrants are accounted for as a variable plan award and research and development expense has been recorded based on the fair market value of the warrants. The fair market value of the warrants has been determined by using the Black- Scholes option-pricing model.

(3)  Restated interim results

(4) The results for the three months ended December 31, 2000 include a reduction to research and development expense of $809,213 as a result of the decrease in fair market value of the Company's common stock.