Form 10-Q
period 2001-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2001-05-15
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                           Commission File No. 1-12031

                          UNIVERSAL DISPLAY CORPORATION
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           PENNSYLVANIA                                          23-2372688
------------------------------------                      ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

375 Phillips Boulevard Ewing, New Jersey                          08618
----------------------------------------------------          -------------
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

                                Yes __X__ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of May 7, 2001, the registrant had outstanding 16,856,516 shares of Common Stock, par value $.01 per share.

INDEX                                                                    PAGE
-----                                                                    ----

Part I - Financial Information

Item 1. Unaudited Financial Statements

    Consolidated Balance Sheets -
    March 31, 2001 and December 31, 2000                                   3

    Consolidated Statements of Operations -
    Three months ended March 31, 2001 and 2000
    (restated), and inception to March 31, 2000                            4

    Consolidated Statements of Cash Flows -
    Three months ended March 31, 2001 and 2000
    (restated), and inception to March 31, 2000                            5

    Notes to Consolidated Financial Statements                             6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     11-12

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                 13

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.                                 13

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



                                 ASSETS                           March 31, 2001   December 31, 2000
                                                                  --------------   -----------------
CURRENT ASSETS:
     Cash and cash equivalents (See Note 2)                        $  5,734,534       $  7,701,040
     Short-term investments (See Note 2)                              3,955,700          2,704,220
     Contract research receivables                                      280,190            312,076
     Prepaid development expense                                        909,841                 --
     Prepaid and other current assets                                   214,946            204,810
                                                                   ------------       ------------

            Total current assets                                     11,095,211         10,922,146

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $947,712 and $713,884                            4,749,701          4,630,257

ACQUIRED TECHNOLOGY, net of accumulated
     amortization of $884,567 and $460,799                           16,066,151         16,489,919

DEPOSITS                                                                 37,472             37,472
                                                                   ------------       ------------

              Total assets                                          $31,948,535        $32,079,794
                                                                   ============       ============

                LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $ 1,035,254       $    816,131
     Accrued expenses                                                   416,428            850,126
     Advanced license fees                                              200,000                 --
     Short term portion of capital leases                                 3,826              3,759
                                                                    -----------       ------------
                                                                      1,655,508          1,670,016
                                                                    -----------       ------------
LONG TERM PORTION OF CAPITAL LEASES                                      11,883             12,860
                                                                    -----------       ------------
REDEEMABLE COMMON STOCK                                                      --            570,114
                                                                    -----------       ------------
SHAREHOLDERS' EQUITY
     Preferred Stock, par value $0.01 per share,
         5,000,000 shares authorized, 200,000 shares
         Series A Nonconvertible Preferred Stock,
         par value $.01 per share, issued and outstanding
         (liquidation value of $7.50 per share, $1,500,000
         in the aggregate) and 300,000 shares Series B
         Convertible Preferred Stock (liquidation value
         of $21.48 per share, $6,444,000 in the aggregate)
         issued and outstanding                                           5,000              5,000
    Common Stock, par value $.01 per share, 50,000,000 shares
        authorized, 16,784,256 and 16,440,286 issued and
        outstanding, respectively                                       167,843            164,403
    Additional paid-in capital                                       62,115,669         57,885,790
    Deficit accumulated during development-stage                    (32,007,368)       (28,228,389)
                                                                   ------------       ------------

         Total shareholders' equity                                  30,281,144         29,826,804
                                                                   ------------       ------------

      Total liabilities and shareholders' equity                   $ 31,948,535       $ 32,079,794
                                                                   ============       ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                        Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                                                Period from Inception
                                                                                  (June 17, 1994) to
                                                      2001           2000           March 31, 2001
                                                      ----      --------------  ---------------------
                                                                  (restated)
REVENUE:

     Contract research revenue                  $   200,242      $     5,909        $  1,674,933
                                                -----------       ----------        ------------
OPERATING EXPENSES:
    Research and development                      3,252,977        1,149,493          22,183,278

    General and administrative                      861,923          928,302          12,720,280
                                                -----------       ----------        ------------

    Total operating expenses                      4,114,900        2,077,795          34,903,558
                                                -----------       ----------        ------------
    Operating loss                               (3,914,658)      (2,071,886)        (33,228,625)

INTEREST INCOME                                     135,679           59,750           1,221,257
                                                -----------       ----------        ------------

NET LOSS                                        $(3,778,979)     $(2,012,136)       $(32,007,368)
                                                ===========      ===========        ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                    $      (.23)      $     (.14)
                                                ===========       ==========

WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                        16,715,452       14,579,193
                                                 ==========       ==========





        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                         Three Months             Period from Inception
                                                                        Ended March 31,             (June 17, 1994) to
                                                                     2001            2000             March 31, 2001
                                                                     ----            ----         ---------------------
                                                                                  (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(3,778,979)     $(2,012,136)          $(32,007,368)
     Adjustments to reconcile net loss to net cash used
           in operating activities:
     Depreciation                                                  233,828          132,039                947,712
     Amortization                                                  423,768               --                884,567
     Issuance of Common Stock options and warrants
           for services                                              2,066               --                681,737
     Issuance of Common Stock and warrants in connection
           with amended research and license agreements                 --               --              3,120,329
     Issuance of Common Stock in connection with executive
           compensation                                                 --               --                423,220
     Issuance of redeemable Common Stock, Common Stock
           options and warrants in connection with
           development agreement                                   529,468               --              1,192,579
     Isuuance of Common Stock options and warrants for
           Scientific Advisory Board                               766,018          208,887              1,368,701
     Acquired in-process technology                                     --               --                350,000

     (Increase) decrease in assets:
           Contract research receivables                            31,886          226,662               (280,190)
           Other current assets                                    (10,136)         141,544                214,039
           Deposits                                                     --               --                (37,472)
    Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                  (202,213)          51,591              1,152,431
           Payable to related parties                                   --               --                250,000
           Advanced license fees                                   200,000               --                200,000
                                                                 ---------        ---------            -----------
                Net cash used in operating activities           (1,804,294)      (1,251,413)           (21,539,715)
                                                                 ---------        ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                       (309,495)        (331,987)            (4,815,391)
     Purchase of intangibles                                            --               --                (25,750)
     Purchases of short-term investments                        (1,730,480)      (1,455,419)           (20,596,483)
     Proceeds from sale of short-term investments                  479,000        1,636,102             16,640,783
                                                                 ---------        ---------            -----------
Net cash used in investing activities                           (1,560,975)        (151,304)            (8,796,841)
                                                                 ---------        ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                      1,348,984               --             22,976,751
     Proceeds from the exercise of Common Stock
          options and warrants                                      50,689        4,423,438             13,098,651
     Principal payments on capital lease                              (910)            (816)                (4,312)
                                                                 ---------        ---------            -----------
     Net cash provided by financing activities                   1,398,763        4,422,622             36,071,090
                                                                 ---------        ---------             ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,966,506)       3,019,905              5,734,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   7,701,040        1,558,473                     --
                                                                 ---------        ---------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 5,734,534      $ 4,578,378            $ 5,734,534
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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for OLED technology (see Note 3). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 License Agreement") in which certain terms were modified (see Note 3).

The Company is also engaged in research, development and commercialization activities at its 11,000 square foot facility, which is leased in Ewing, NJ. The Company moved its operations to this facility in the fourth quarter of 1999.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, patent expense, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations through at least the end of the current fiscal year, which will end December 31, 2001. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 (restated), and the cash flows for the three months ended March 31, 2001 and 2000 (restated). While the management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESTATEMENT

In February 2000, the Company granted warrants to purchase 200,000 shares of Common Stock to two Scientific Advisory Board members. The warrants were granted with an exercise price of $14.12 per share, a ten-year life and vest ratably over three years. The Company did not account for these warrants during the first three interim periods of 2000. In accordance with the FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation; An Interpretation of APB 25", which became effective during 2000, awards granted to Advisory Board members are treated as awards granted to non-employees. The Company has restated the interim periods in 2000 to show the impact of the accounting for these warrants. As the warrants were granted to non-employees and vest over a three year period, the warrants are accounted for as a variable plan award and research and development expense has been recorded based on the fair market value of the warrants. The fair market value of the warrants has been determined by using the Black- Scholes option-pricing model.

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

REVENUE RECOGNITION AND ADVANCED LICENSE FEES

Contract research revenues are recognized as the related expenses are incurred. Non-refundable cash payments received in connection with technology license agreements are deferred and recorded as revenue over the expected life of the licensed technology.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value and at March 31, 2001 and December 31, 2000, are classified as short-term investments. At March 31, 2001 and December 31, 2000, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At March 31, 2001 and December 31, 2000, unrealized holding gains or losses were not material.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment and furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

NET LOSS PER COMMON SHARE

Basic EPS is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion of securities into Common Stock. For the three months ended March 31, 2001 and 2000 the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because their effect was antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended in 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instrument or engage in hedging activities, the adoption of this pronouncement had no impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company adopted SAB 101 and it did not have a material impact on the financial position or results of operations.

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (see Note 4). The intangible asset at March 31, 2001 consisted of the following:


                  PD- LD, Inc.................................    $   1,481,250

                  Motorola, Inc...............................       15,469,468
                                                                  -------------

                                                                  $  16,950,718

                  Less: Accumulated Amortization..............         (884,567)
                                                                  -------------
                  Acquired Technology, net....................    $  16,066,151
                                                                  =============




Acquired technology is amortized on a straight-line basis over the estimated useful life of 10 years.


STATEMENT OF CASH FLOW INFORMATION

In the first quarter, the Company issued 10,157 shares of its Common Stock to a vendor in consideration for lab equipment. The shares were valued at $4.31 per share, which was the approximate fair market value at the transaction date. In connection with a development agreement with a third party, the Company issued 118,824 Common shares which were recorded as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense in the amount of $315,532 during the three months ended March 31, 2001 for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by PPG as of March 31, 2001. The Company recorded a charge to research and development expense in the amount of $174,232 during the three months ended March 31, 2001. This charge was recorded based in the fair value of warrants that were earned by PPG during 2001. The fair value was determined based in the Black-Scholes option-pricing model. The Company recorded as a charge to research and development expense of $39,704 for the vesting of stock options granted to PPG employees in 2000. These options vest on December 31, 2001 and are being accounted for as a variable award.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into the 1997 License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994, under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The amounts due to Princeton University will be charged expense when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty in the amount of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license to third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement. In connection with the 1997 License Agreement and 1997 Sponsored Research Agreement, in October 1997, the Company issued 140,000 Common shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 Common shares and 75,000 warrants to purchase Common Stock to USC. The value of the warrants was determined in accordance with the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

NOTE 4. - ACQUIRED TECHNOLOGY

On July 19, 2000, the Company, PD-LD, Inc. ("PD-LD") and Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all of PD-LD's rights to certain issued and pending patents and technology known as organic vapor phase deposition ("OVPD") in exchange for 50,000 shares of the Company's Common Stock. Pursuant to this transaction, the Company has included in its License Agreement with Princeton the exclusive license to all Princeton patents and technology related to OVPD, whether developed pursuant to its research agreements with Princeton or otherwise. The acquisition of these patents had a fair value of $1,481,250 (see Note 2).

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 67 U.S. patents, 7 U.S. patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of its Common Stock (valued at $4,412,500), 300,000 shares of its Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of its Common Stock at $21.60 per share. The warrant becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrant was recorded at fair market value ($2,206,234) based on the Black-Scholes option-pricing model and has been recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (see Note 2). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology. Such royalty payments may be made, at the Company's discretion, in either all cash or cash (50%) and in shares (50%) of Common Stock. The number of shares of common stock used to pay the royalty portion shall be equal to 50% of the royalty due divided by the average daily closing price per share of stock over the ten trading days ending two business days prior to the date the common stock is issued.

NOTE 5. - REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

On October 1, 2000, the Company entered into a 5 year Development and License Agreement with PPG Industries, Inc. (PPG) to leverage the Company's OLED flat panel display technology with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED material system. In consideration for PPG's services under the agreement, the Company will issue shares of its Common Stock and warrants to acquire its Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities issued is subject to adjustment under certain circumstances, as defined in the agreement. The agreement was amended, effective March 7, 2001.

On November 11, 2000, in consideration for PPG's services through December 31, 2000, the Company issued 26,448 shares of Redeemable Common Shares and an 11.5% promissory note for $535,300. The note is only payable if the Redeemable Common Shares issued are not registered under the Securities Act of 1933 by May 31, 2001. The amount of the note is based on the fair market value of the services rendered by PPG through December 31, 2000. The Company recorded a charge to research and development expense of $535,300 in 2000. If the note is paid then PPG will return the Common Shares previously issued.

In accordance with the PPG agreement, the Company issued 1,720 shares of Common Stock on January 31, 2001. The additional shares were issued as a result of the final accounting for actual costs incurred by PPG. The promissory note was also increased to reflect actual costs incurred through December 31, 2000. Accordingly, the Company accrued $34,814 of additional research and development expense as of December 31, 2000, for these additional shares.

On May 11, 2001, the shares of redeemable Common Stock were effectively registered with the SEC. Accordingly, the promissory note has been settled and the redeemable Common Stock has been reclassified as Common Stock and additional paid-in-capital.

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

In 2001, the Company issued 118,824 shares of its Common Stock to PPG as consideration for services to be rendered during 2001. The Company recorded the shares as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense in the amount of $315,532 during the three months ended March 31, 2001 for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by PPG as of March 31, 2001.

The Company recorded a charge to research and development expense in the amount of $174,232 during the three months ended March 31, 2001. This charge was recorded based in the fair value of warrants that were earned by PPG during 2001. The fair value was determined based in the Black-Scholes option-pricing model.

The Company recorded as a charge to research and development expense of $39,704 for the vesting of stock options granted to PPG employees in 2000. These options vest on December 31, 2001 and are being accounted for as a variable award.

During January 2001, the private placement was completed and the Company then issued an additional 158,704 units, each consisting of one share of Common Stock and one warrant, resulting in additional net proceeds of $1,348,984.


In connection with the warrants granted to the Scientific Advisory Board members in 2000, the Company recorded a charge in the amount of $766,018 to research and development expense for the vesting of warrants earned during 2001. The warrants issued in 2000 are for future services and are being accounted for as a variable award.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, subject to risks and uncertainties that could cause actual results to differ materially for Universal Display Corporation from those projected, including, but not limited to, statements regarding Universal Display Corporation's beliefs, expectations, hopes or intentions regarding the future. Forward-looking statements in this document also include statements regarding any financial forecasts or market growth predictions. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Universal Display Corporation's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. It is important to note that actual outcomes and Universal Display Corporation's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as: uncertainties relating to developments and advances in display technologies, including OLED, SOLED, TOLED and FOLED technology; the expansion of applications for OLED technology; the success of UDC and its development partners in accomplishing technological advances; the ability of Universal Display Corporation to enter into alliances with product manufacturers; product development, manufacturing, and marketing acceptance; uncertainties related to cost and pricing of Universal Display Corporation products; dependence on collaborative partners; and other competition, risks relating to intellectual property of others and the uncertainties of patent protection.


GENERAL

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $32,007,368 at March 31, 2001. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000 (restated)

The Company had a net loss of $3,778,979 (or $.23 per share) for the quarter ended March 31, 2001 compared to a loss of $2,012,136 or ($.14 per share) for the same period in 2000. The increase in the net loss was attributed to the increase in research and development costs, as described below.

Research and development costs were $3,252,977 for the quarter ended March 31, 2001 compared to $1,149,493 for the same period in 2000. For the quarter ended March 31, 2001, research and development expenses consisted of: (i) payments of $214,589 to the Company's Research Partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred in the amount of $227,292 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $1,091,842 for the development and operations in the Company's facility, (iv) non-cash charges of $529,468 incurred in connection with the PPG development agreement, (v) non-cash charges of $766,018 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to consolidated financial statements). Research and development costs in the same period in 2000 consisted of: (i) payments of $139,526 to the Company's Research Partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $330,660 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $470,420 for the development and operations in the Company's facility, and (iv) non-cash charges of $208,887 recorded for warrants issued to the Scientific Advisory Board members.

The Company earned $200,242 from contract research revenue in the quarter ended March 31, 2001 compared to $5,909 for the same period in 2000. In the quarter ending March 31, 2001, contract research revenue consisted of : (i) $133,176 recognized under an 18-month, $1,500,000 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $45,536 recognized under a 2-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, (iii) $7,878 recognized under a Department of Defense Phase I, Small Business Innovative Research (SBIR) contract which is completed at this time, (iv) $16,606 recognized under a 2-year Department of Defense Phase II SBIR contract and (v) a $2,955 charge against revenue for overpayment on the final costs of a subcontract under a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA). In the same period in 2000, the revenue was derived from the continuation of a subcontract under a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA), which is complete at this time.

The Company has entered into certain joint development and technology evaluation agreements, for which it has received advanced license fees. These fees are classified as current liabilities and the Company will record revenue as it is earned.


Liquidity and Capital Resources

As of March 31, 2001, the Company had cash and cash equivalents of $5,734,534 and short-term investments of $3,955,700 compared to cash and cash equivalents of $7,701,040 and short-term investments of $2,704,220 at December 31, 2000. During the first quarter, warrants and options to purchase 28,117 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $50,689. Also in the first quarter, the Company had received additional cash proceeds of $1,348,984, net of $311,313 for expenses, from the completion of its private placement, initiated in December 2000, issuing an additional 158,704 units, as defined below.

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

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the end of the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private equity and the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Pursuant to its development and license agreement with PPG, the Company is to issue shares of Common Stock, on an annual basis, in consideration of the services provided by PPG. In certain circumstances, the Company may also be required to pay cash to PPG for such services. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates which would impact interest income earned on instruments.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

None.

(B) REPORTS ON FORM 8-K:

Current Report on Form 8-K, filed March 19, 2001 and amended on March 21, 2001. This Current Report contains disclosure regarding Items 5 and 7 of Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNIVERSAL DISPLAY CORPORATION


                                               /s/ Sidney D. Rosenblatt
Date: May 15, 2001                             -------------------------------
                                               Sidney D. Rosenblatt
                                               (Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                               Secretary)