Form 10-Q
period 2001-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2001-08-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ---------
                          Commission File No. 1-12031

                          UNIVERSAL DISPLAY CORPORATION
                          -----------------------------
             (Exact Name of Registrant as specified in its Charter)


             PENNSYLVANIA                           23-2372688
    -------------------------------              ------------------
    (State or other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

   375 Phillips Boulevard, Ewing, NJ                     08618
----------------------------------------               ---------
(Address of Principal Executive Offices)               (Zip Code)

                                 (609) 671-0980
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of August 9, 2001, the registrant had 17,047,080 outstanding shares of Common Stock, par value $.01 per share.

INDEX                                                                       PAGE
-----                                                                       ----

Part I - Financial Information

Item 1. Unaudited Financial Statements

   Consolidated Balance Sheets
   June 30, 2001 and December 31, 2000                                         3

   Consolidated Statements of Operations -
   Three months ended June 30, 2001 and 2000
  (restated), and inception to June 30, 2001                                   4

   Consolidated Statements of Operations -
   Six months ended June 30, 2001 and 2000
   (restated), and inception to June 30, 2001                                  5

   Consolidated Statements of Cash Flows -
   Six months ended June 30, 2001 and 2000
  (restated), and inception to June 30, 2001                                   6

   Notes to Consolidated Financial Statements                               7-13

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      13-16

Item 3. Quantitative & Qualitative Disclosures
        About Market Risk                                                     16

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders                16-17

Item 6. Exhibits and Reports on Form 8-K.                                     17

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                   June 30, 2001      December 31, 2000
                                                                   -------------      -----------------
                                                  ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (See Note 2)                         $  3,165,470          $  7,701,040
    Short-term investments (See Note 2)                               4,198,581             2,704,220
    Contract research receivables                                       321,685               312,076
    Prepaid development expense                                       1,002,886                    --
    Other current assets                                                435,622               204,810
                                                                   ------------          ------------

          Total current assets                                        9,124,244            10,922,146

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $1,233,221 and $713,884                           4,759,035             4,630,257

ACQUIRED TECHNOLOGY, net of accumulated
    amortization of $1,308,335 and $460,799                          15,642,383            16,489,919

DEPOSITS                                                                 20,125                37,472
                                                                   ------------          ------------
          Total assets                                             $ 29,545,787          $ 32,079,794
                                                                   ============          ============

                       LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $    277,018           $   816,131
    Accrued expenses                                                    530,692               850,126
    Advanced license fees                                               200,000                    --
    Short term portion of capital leases                                  3,968                 3,759
                                                                   ------------          ------------
          Total current liabilities                                   1,011,678             1,670,016

LONG TERM PORTION OF CAPITAL LEASES                                      10,806                12,860

REDEEMABLE COMMON STOCK                                                      --               570,114

SHAREHOLDERS' EQUITY
    Preferred Stock, par value $0.01 per share,
       5,000,000 shares authorized, 200,000
       shares designated Series A Nonconvertible
       Preferred Stock, 200,000 issued and
       outstanding (liquidation value of $7.50 per
       share, $1,500,000 in the aggregate) and 300,000
       shares Series B Convertible Preferred Stock
       (liquidation value of $21.48 per share, $6,444,000
       in the aggregate) issued and outstanding                           5,000                 5,000

    Common Stock, par value $0.01 per share, 50,000,000
       shares authorized, 17,008,320 and 16,440,286
       issued and outstanding                                           170,083               164,403
    Additional paid-in capital                                       65,124,170            57,885,790
    Deficit accumulated during development-stage                    (36,775,950)          (28,228,389)
                                                                   ------------          ------------
           Total shareholders' equity                                28,523,303            29,826,804
                                                                   ------------          ------------
     Total liabilities and shareholders' equity                    $ 29,545,787          $ 32,079,794
                                                                   ============          ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                                                Period from Inception
                                            Three Months Ended                    (June 17, 1994) to
                                                June 30,                            June 30, 2001
                                   -------------------------------------        ----------------------
                                      2001                      2000
                                                             (restated)
                                   ------------             ------------
REVENUE:
    Contract research revenue      $    254,671             $    126,746             $   1,929,604
    Development chemicals                 2,488                       --                    12,492
                                   ------------             ------------             -------------
    Total revenue                       257,159                  126,746                 1,942,096
                                   ------------             ------------             -------------
OPERATING EXPENSES:
    Research and development
       (See Note 3)                   4,063,480                2,265,504                26,260,204

    General and administrative        1,067,141                  907,670                13,783,980
                                   ------------             ------------             -------------
    Total operating expenses          5,130,621                3,173,174                40,044,184
                                   ------------             ------------             -------------
    Operating loss                   (4,873,462)              (3,046,428)              (38,102,088)
                                   ------------             ------------             -------------
INTEREST INCOME                         104,880                   81,506                 1,326,138
                                   ------------             ------------             -------------
NET LOSS                           $ (4,768,582)            $ (2,964,922)            $ (36,775,950)
                                   ============             ============             =============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                   $       (.28)            $       (.20)
                                   ------------             ------------
WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                         16,903,060               15,043,310
                                   ------------             ------------

        The accompanying notes are an integral part of these statements.

                UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                                Period from Inception
                                            Six Months Ended                     (June 17, 1994) to
                                                June 30,                            June 30, 2001
                                   -------------------------------------        ----------------------
                                       2001                     2000
                                                             (restated)
                                   ------------             ------------
REVENUE:
    Contract research revenue      $    454,913             $    132,656            $   1,929,604
    Development chemicals                 8,298                       --                   12,492
                                   ------------             ------------            -------------
    Total revenue                       463,211                  132,656                1,942,096
                                   ------------             ------------            -------------
OPERATING EXPENSES:
    Research and development
       (See Note 3)                   7,325,709                3,664,926               26,260,204

    General and administrative        1,925,623                1,591,349               13,783,980
                                   ------------             ------------            -------------
    Total operating expenses          9,251,332                5,256,275               40,044,184
                                   ------------             ------------            -------------
    Operating loss                   (8,788,121)              (5,123,619)             (38,102,088)
                                   ------------             ------------            -------------
INTEREST INCOME                         240,560                  141,282                1,326,138
                                   ------------             ------------            -------------
NET LOSS                           $ (8,547,561)            $ (4,982,337)           $ (36,775,950)
                                   ============             ============            =============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                   $       (.51)            $       (.34)
                                   ------------             ------------
WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER
COMMON SHARE                         16,809,118               14,810,829
                                   ------------             ------------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                             Period from Inception
                                                                            Six Months Ended                   (June 17, 1994) to
                                                                                June 30,                          June 30, 2001
                                                                    -----------------------------------       ----------------------
                                                                       2001                   2000
                                                                                           (restated)
                                                                   ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (8,547,561)          $(4,982,337)          $ (36,775,950)
  Adjustments to reconcile net loss to net cash used
      in operating activities
  Depreciation                                                         520,592               279,851               1,234,476
  Amortization                                                         847,536                    --               1,308,335
  Issuance of Common Stock options and warrants for
      services                                                          58,080                10,000                 737,751
  Issuance of Common Stock and warrants in connection
      with amended research and license agreements                          --                    --               3,120,329
  Issuance of Common Stock in connection with
      executives' compensation                                              --                    --                 423,220
  Issuance of redeemable Common Stock, Common Stock
      options and warrants in connection with
      development agreement                                          1,453,810                    --               2,116,921
  Issuance of Common Stock options and warrants
      for Scientific Advisory Board                                  1,712,736             1,021,729               2,315,419
  Acquired in-process technology                                            --                    --                 350,000

 (Increase) decrease in assets:
      Contract research receivables                                     (9,609)              214,767                (321,685)
      Other current assets                                            (230,812)              237,446                  (6,637)
      Deposits                                                          17,347                18,864                 (20,125)
  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                           (846,184)              (77,159)                508,460
      Payable to related parties                                            --                    --                 250,000
      Advanced license fees                                            200,000                    --                 200,000
                                                                  -------------         -------------           -------------
         Net cash provided by (used in) operating activities        (4,824,065)           (3,276,839)            (24,559,486)
                                                                  -------------         -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                            (605,593)             (457,384)             (5,111,489)
    Purchase of intangibles                                                 --                    --                 (25,750)
    Purchases of short-term investments                             (4,170,361)           (1,745,475)            (23,036,364)
    Proceeds from sale of short-term investments                     2,676,000             2,596,460              18,837,783
                                                                  -------------         -------------           -------------
         Net cash provided by (used in) investing activities        (2,099,954)              393,601              (9,335,820)
                                                                  -------------         -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                           1,348,984                    --              22,976,751
    Proceeds from warrant and option exercise                        1,041,310             5,415,230              14,089,272
    Principal payments on capital lease                                 (1,845)               (1,655)                 (5,247)
                                                                  -------------         -------------           -------------
         Net cash provided by financing activities                   2,388,449             5,413,575              37,060,776
                                                                  -------------         -------------           -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (4,535,570)            2,530,337               3,165,470

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                          7,701,040             1,558,473                      --
                                                                   ------------         -------------           -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,165,470           $ 4,088,810            $  3,165,470
                                                                  =============         =============           =============



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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new five year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for OLED technology (see Note 3). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 License Agreement") in which certain terms were modified (see Note 3).

The Company is also engaged in research, development and commercialization activities at its 11,000 square foot leased facility, which is located in Ewing, NJ. The Company moved its operations to this facility in the fourth quarter of 1999. In the second quarter of 2001, the Company signed a lease for an additional 10,000 square feet, which it intends to occupy by the fourth quarter of 2001.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, patent expense, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash to meet its obligations through at least the end of the current fiscal year, which will end December 31, 2001. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research are subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of the management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000 (restated), and the cash flows for the six months ended June 30, 2001 and 2000 (restated). While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESTATEMENT

In February 2000, the Company granted warrants to purchase 200,000 shares of Common Stock to two Scientific Advisory Board members. The warrants were granted with an exercise price of $14.12 per share, have a ten-year life and vest ratably over three years. The Company did not account for these warrants during the first three interim periods of 2000. In accordance with the FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation; An Interpretation of APB 25", which became effective during 2000, awards granted to Advisory Board members are treated as awards granted to non-employees. The Company has restated the interim periods in 2000 to show the impact of the accounting for these warrants. As the warrants were granted to non-employees and vest over a three year period, the warrants are accounted for as a variable plan award and research and development expense has been recorded based on the fair market value of the warrants. The fair market value of the warrants has been determined by using the Black- Scholes option-pricing model.

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

Revenues from the sale of development chemicals are recognized at the time the customer takes title to the product, generally at the time of shipment.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value and at June 30, 2001 and December 31, 2000, are classified as short-term investments. At June 30, 2001 and December 31, 2000, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses should be presented as a separate component of shareholders' equity. At June 30, 2001 and December 31, 2000, unrealized holding gains or losses were not material.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over three to seven years for office and lab equipment and furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

NET LOSS PER COMMON SHARE

Basic EPS is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of conversion rights, under securities of the Company, convertible in accordance with their terms, into Common Stock. For the three months and six months ended June 30, 2001 and 2000, the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS because the effect of their inclusion would have been antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development expense are charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Inangible Assets (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. All of the Company's intangible assets were obtained through contractual rights and have been separately identified and recognized in the consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Therefore, management does not expect the adoption of SFAS 142 to have an effect on the future financial statements.

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (see Note 4). The intangible asset at June 30, 2001 consisted of the following:


         PD-LD, Inc. .........................................      $ 1,481,250

         Motorola, Inc. ......................................       15,469,468
                                                                    -----------
                                                                    $16,950,718

         Less: Accumulated Amortization ......................       (1,308,335)
                                                                    -----------
         Acquired Technology, net ............................      $15,642,383
                                                                    ===========


Acquired technology is amortized on a straight-line basis over the estimated useful life of ten years.

STATEMENT OF CASH FLOW INFORMATION

In the first quarter of 2001, the Company issued 10,157 shares of its Common Stock to a vendor in consideration for lab equipment. The shares were valued at $4.31 per share, which was the approximate fair market value at the transaction date. In addition, in connection with a development agreement with a third party, the Company issued 118,824 shares of Common Stock, which were recorded as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense of $811,622 during the six months ended June 30, 2001 for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by the third party as of June 30, 2001. The Company also recorded a charge to research and development expense of $497,485 during the six months ended June 30, 2001. This charge was recorded based on the fair value of warrants that were earned by the third party during 2001. The fair value was determined based on the Black-Scholes option-pricing model. The Company also recorded as a charge to research and development expense of $144,703 for the vesting of stock options granted to employees of the third party in 2000. These options vest on December 31, 2001 and are being accounted for as a variable award.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into the 1997 License Agreement with Princeton University and USC which amended the 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994, under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million during the period commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. Through June 30, 2001, the Company paid $3,922,714 under this agreement. The amounts due to Princeton University are charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license to third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement. In connection with the 1997 License Agreement and 1997 Sponsored Research Agreement the Company issued, in October 1997, 140,000 shares of Common Stock and warrants to purchase 175,000 shares of Common Stock to Princeton University as well as 60,000 shares of Common Stock and warrants to purchase 75,000 shares of Common Stock to USC. The value of the warrants was determined in accordance with the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

NOTE 4. - ACQUIRED TECHNOLOGY

On July 19, 2000, the Company, PD-LD, Inc. ("PD-LD") and Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all of PD-LD's rights in and to certain issued and pending patents and technology known as organic vapor phase deposition ("OVPD") in exchange for 50,000 shares of the Company's Common Stock. Pursuant to this transaction, the Company has included in its License Agreement with Princeton the exclusive license to all Princeton patents and technology related to OVPD, whether developed pursuant to its research agreements with Princeton or otherwise. The acquisition of these patents had a fair value of $1,481,250 (see Note 2).

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 67 U.S. patents, 7 U.S. patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of its Common Stock (valued at $4,412,500), 300,000 shares of its Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of its Common Stock at $21.60 per share. The warrant becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrant was recorded at its estimated value ($2,206,234) based on the Black-Scholes option-pricing model and has been recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its estimated value ($2,206,234) based on the Black-Scholes option pricing model and has been recorded as a component of the cost of the acquired technology. In addition, the Company incurred $25,750 of direct cash transaction costs that have also been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (see Note 2). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology. Such royalty payments may be made, at the Company's discretion, in either all cash or cash (50%) and in shares (50%) of Common Stock. The number of shares of Common Stock used to pay the royalty portion shall be equal to 50% of the royalty due divided by the average daily closing price per share of the Common Stock over the ten trading days ending two business days prior to the date the Common Stock is issued.

NOTE 5. - REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

On October 1, 2000, the Company entered into a five year Development and License Agreement with a third party to leverage the Company's OLED flat panel display technology with the third party's expertise in the development and manufacturing of organic materials. A team of scientists and engineers from the third party is assisting the Company in developing and commercializing the Company's proprietary OLED material system. In consideration for the services under the agreement, the Company will issue shares of its Common Stock and warrants to acquire its Common Stock to the third party on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities issued is subject to adjustment under certain circumstances, as defined in the agreement. The agreement was amended, effective March 7, 2001.

On November 11, 2000, in consideration for the third party's services through December 31, 2000, the Company issued 26,448 shares of Redeemable Common Stock and an 11.5% promissory note for $535,300. The note was only payable if the Redeemable Common Stock issued were not registered under the Securities Act of 1933 by May 31, 2001. The amount of the note was based on the fair market value of the services rendered by the third party through December 31, 2000. The Company recorded a charge to research and development expense of $535,300 in 2000. If the note was paid then the third party would have returned the Redeemable Common Shares previously issued.

In accordance with the agreement, the Company issued 1,720 shares of Common Stock on January 31, 2001. The additional shares were issued as a result of the final accounting for actual costs incurred by the third party. The promissory note was also increased to reflect actual costs incurred through December 31, 2000. Accordingly, the Company accrued $34,814 of additional research and development expense as of December 31, 2000, for these additional shares.

On May 11, 2001, the shares of Redeemable Common Stock were effectively registered with the SEC. Accordingly, the promissory note was settled and the Redeemable Common Stock was reclassified as Common Stock and Additional Paid-In-Capital.

In accordance with the agreement, the Company issued warrants to the third party to acquire 28,168 shares of Common Stock as part of the consideration for services performed during 2000. The estimated value of the warrants was determined using Black-Scholes pricing model. The warrants vest immediately, have an exercise price of $24.29 and a contractual life of seven years. Accordingly, the Company recorded a charge of $85,918 to research and development expense during 2000 based on the estimated value of the warrants. The Company recorded this charge based on a measurement date of December 31, 2000, which is the date upon which the warrants were earned by the third party.

In 2001, the Company issued 118,824 shares of its Common Stock to the third party as consideration for services to be rendered during 2001. The Company recorded the shares as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense of $811,622 during the six months ended June 30, 2001 for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by the third party as of June 30, 2001.

The Company also recorded a charge to research and development expense of $497,485 during the six months ended June 30, 2001. This charge was recorded based on the estimated value of warrants that were earned by the third party during 2001. The estimated value was determined based on the Black-Scholes option-pricing model.

The Company also recorded as a charge to research and development expense of $144,703 for the vesting of stock options granted to employees of the third party in 2000. These options vest on December 31, 2001 and are being accounted for as a variable award.

In December 2000, the Company sold in a private placement 631,527 units, each unit consisting of one share of the Company's Common Stock and one warrant with an exercise price of $10.00, resulting in proceeds of $5,367,979. The units were issued at $8.50 per unit.

During January 2001, the private placement was completed and the Company issued an additional 158,704 units, each consisting of one share of Common Stock and one warrant, resulting in additional net proceeds of $1,348,984.

In connection with the warrants granted to the Scientific Advisory Board members in 2000, the Company recorded a charge of $1,712,736 to research and development expense for the six months ended June 30, 2001 for the vesting of warrants earned during this period. The warrants issued in 2000 are for future services and are being accounted for as a variable award.


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

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $36,775,950 at June 30, 2001. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The Company had a net loss of $4,768,582 (or $.28 per share) for the quarter ended June 30, 2001 compared to a loss of $2,964,922 or ($.20 per share) for the same period in 2000. The increase in the net loss was mainly attributed to increased research and development costs.

Research and development costs were $4,063,480 for the quarter ended June 30, 2001 compared to $2,265,504 for the same period in 2000. For the quarter ended June 30, 2001, research and development expenses consisted of: (i) payments of

$214,589 to the Company's research partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $199,960 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $1,349,102 for the development and operations in the Company's facility, (iv) non-cash charges of $929,343 incurred in connection with the development agreement with a third party, (v) non-cash charges of $946,718 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to consolidated financial statements). Research and development costs in the same period in 2000 consisted of: (i) payments of $139,526 to the Company's research partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $406,683 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $906,453 for the development and operations in the Company's facility, and (iv) non-cash charges of $812,842 recorded for warrants issued to the Scientific Advisory Board members.

The Company earned $254,671 from contract research revenue in the quarter ended June 30, 2001 compared to $126,746 for the same period in 2000. In the quarter ended June 30, 2001, contract research revenue consisted of: (i) $205,309 recognized under an 18-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $21,542 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation
(NSF) under the Small Business Technology Transfer Program, and (iii) $27,820 recognized under a two-year Department of Defense Phase II SBIR contract. The Company also earned $2,488 from the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. The Company commenced chemical sales in the third quarter of 2000 therefore, there were none in the same period in 2000. In the same period in 2000, contract research revenue was derived from the following: (i) $8,112 was derived from a subcontract under a three year, $3 million contract Princeton University received from the Defense Advanced Research Projects Agency (DARPA), which is substantially complete at this time,
(ii) an $80,000 milestone payment received from a National Science Foundation
(NSF)-Phase II contract, (iii) and $38,634 from a Small Business Innovation Research (SBIR) Army contract.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company had a net loss of $8,547,561 (or $.51 per share) for the six months ended June 30, 2001, compared to $4,982,337 (or $.34 per share) restated, for the same period in 2000. The increase is primarily attributed to increased research and development.

Research and development costs were $7,325,709 for the six months ended June 30, 2001 compared to $3,664,926 for the same period in 2000. For the quarter ended June 30, 2001, research and development expenses consisted of: (i) payments of $429,178 to the Company's research partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $427,252 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $2,455,197 for the development and operations in the Company's facility, (iv) non-cash charges of $1,453,810 incurred in connection with the development agreement with a third party, (v) non-cash charges of $1,712,736 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $847,536 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to consolidated financial statements). Research and development costs in the same period in 2000 consisted of: (i) payments of $279,052 to the Company's research partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $737,343 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $1,626,802 for the development and operations in the Company's facility, and (iv) non-cash charges of $1,021,729 recorded for warrants issued to the Scientific Advisory Board members.

The Company earned $454,913 from contract research revenue for the six months ended June 30, 2001 compared to $132,656 for the same period in 2000. In the six months ended June 30, 2001, contract research revenue consisted of: (i)
$338,486 recognized under an 18-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $67,078 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, (iii) $7,878 recognized under a Department of Defense Phase I, Small Business Innovative Research (SBIR) contract which is completed at this time, (iv) $44,426 recognized under a two-year Department of Defense Phase II SBIR contract, and (v) a $2,955 charge against revenue for an overpayment on the final costs of a subcontract under a three-year, $3 million contract Princeton University received from DARPA. The Company also earned $8,298 from the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. The Company commenced chemical sales in the third quarter of 2000, therefore, there were none in the same period in 2000. In the same period in 2000, contract research revenue was derived from the following: (1) $9,987 was derived from a subcontract under a three year, $3 million contract Princeton University received from the Defense Advanced Research Projects Agency (DARPA), which is completed at this time, (2) an $80,000 milestone payment received from a National Science Foundation (NSF)-Phase II contract, (3) and $42,669 from a Small Business Innovation Research (SBIR) Army contract.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash and cash equivalents of $3,165,470 and short-term investments of $4,198,581 compared to cash and cash equivalents of $7,701,040 and short-term investments of $2,704,220 at December 31, 2000. During the six months ended June 30, 2001, warrants and options to purchase 251,431 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $1,041,310. Also in the first quarter, the Company received additional cash proceeds of $1,348,984, net of $311,313 for expenses, from the completion of its private placement, initiated in December 2000, issuing an additional 158,704 units, as defined below.

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

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the end of the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, sales of debt and equity securities in both public and private transactions and receipt of cash upon the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University during the period from July 1998 through July 2002, which period is subject to extension. Pursuant to its development and license agreement with a third party, the Company is to issue shares of Common Stock, on an annual basis, in consideration of the services provided by the third party. In certain circumstances, the Company may also be required to pay cash to the third party for such services. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. All of the Company's intangible assets were obtained through contractual rights and have been separately identified and recognized in the consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Therefore, the management does not expect the adoption of SFAS 142 to have an effect on the future financial statements.

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


PART II. - OTHER INFORMATION

ITEM 1. NONE

ITEM 2. Changes in Securities/Use of Proceeds
(a) None
(b) None
(c) None
(d) None

ITEM 3. NONE

ITEM 4. Submission of Matters to a Vote of Security Holders (a) The Company held its 2001 Annual Meeting of Shareholders on June 28, 2001. (b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.
(c) The matters voted upon at the annual meeting, and the results of the vote on each such matter, are set forth below:

1. Election of seven directors. The result of the vote tabulated at the meeting for the following seven director nominees is set forth as follows, opposite their respective names:


Name                    Number of Votes For      Number of Votes Against
----                    -------------------      -----------------------
Steven V. Abramson           15,223,524                  370,796
Lawrence Lacerte             15,224,230                  370,090
Elizabeth H. Gemmill         15,224,230                  370,090
Leonard Becker               15,224,230                  370,090
C. Keith Hartley             15,224,230                  370,090
Sidney D. Rosenblatt         15,223,524                  370,796
Sherwin I. Seligsohn         15,223,524                  370,796

2. Proposal to increase the number of shares of the Company's Common Stock subject to the Company's Stock Option Plan to 2,800,000 from 2,000,000. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:


               Number of Votes FOR             14,543,539
               Number of Votes AGAINST            959,746
               Number of Abstentions               91,035

3. Proposal to approve the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2001. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:


               Number of Votes FOR             15,545,729
               Number of Votes AGAINST             20,988
               Number of Abstentions               27,603

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS:


None.


(B) REPORTS ON FORM 8-K:


None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          UNIVERSAL DISPLAY CORPORATION


                                                /s/ Sidney D. Rosenblatt
Date: August 14, 2001                           -------------------------
                                                    Sidney D. Rosenblatt
                                                    (Executive Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary)