Form 10-Q
period 2001-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2001-11-14
CIK 1005284

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


                                 (609) 671-0980
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                  -----    -----


As of November 12, 2001, the registrant had outstanding 17,047,080 shares of common stock, par value $0.01 per share.

INDEX                                                                  PAGE
-----                                                                  ----
Part I - Financial Information

Item 1. Unaudited Financial Statements

     Consolidated Balance Sheets
     September 30, 2001 and December 31, 2000                           3

     Consolidated Statements of Operations -
     Three months Ended September 30, 2001 and 2000,
     (restated) and inception to September 30, 2001                     4

     Consolidated Statements of Operations -
     Nine months Ended September 30, 2001 and 2000,
     (restated) and inception to September 30, 2001                     5

     Consolidated Statements of Cash Flows -
     Nine months ended September 30, 2001 and 2000,
     (restated) and inception to September 30, 2001                     6

     Notes to Unaudited Consolidated Financial Statements               7-15

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   16-19

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                              19

Part II - Other Information                                             19

Item 2. Changes in Securities/Use of Proceeds                           19

Item 6. Exhibits and Reports on Form 8-K                                20

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)


                                     ASSETS
                                                                             September 30, 2001    December 31, 2000
                                                                             ------------------    -----------------
CURRENT ASSETS:
   Cash and cash equivalents (See Note 2)                                       $  6,267,549          $  7,701,040
   Restricted cash (See Note 6)                                                   15,116,871                  --
   Short-term investments (See Note 2)                                             3,831,427             2,704,220
   Contract research receivables                                                     423,284               312,076
   Prepaid development expense                                                       204,267                  --
   Other current assets                                                              535,145               204,810
                                                                                ------------          ------------
Total current assets                                                              26,378,543            10,922,146

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $1,457,224 and $713,884                                         4,515,930             4,630,257

ACQUIRED TECHNOLOGY, net of accumulated
   amortization of $1,732,103 and $460,799                                        15,218,615            16,489,919

DEPOSITS                                                                              20,125                37,472
                                                                                ------------          ------------

Total assets                                                                    $ 46,133,213          $ 32,079,794
                                                                                ============          ============

          LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Convertible promissory notes (See Note 6)                                    $  7,107,775                  --
   Accounts payable                                                                  207,756          $    816,131
   Accrued expenses                                                                  594,236               850,126
   Advanced license fees                                                             350,000                  --
   Short-term portion of capital leases                                                4,077                 3,759
                                                                                ------------          ------------
Total current liabilities                                                          8,263,844             1,670,016
                                                                                ------------          ------------

LONG-TERM PORTION OF CAPITAL LEASES                                                    9,737                12,860
                                                                                ------------          ------------

REDEEMABLE COMMON STOCK                                                                 --                 570,114
                                                                                ------------          ------------

SHAREHOLDERS' EQUITY
   Preferred Stock, par value $0.01 per share, 5,000,000
      shares authorized, 200,000 shares designated Series A
      Nonconvertible Preferred Stock, 200,000 issued and
      outstanding (liquidation value of $1,500,000), 300,000
      shares designated Series B convertible Preferred Stock
      300,000 issued and outstanding, Series C Convertible
      Preferred Stock, 5,000 issued and outstanding                                    5,050                 5,000
   Common Stock, par value $0.01 per share,
      50,000,000 shares authorized, 17,028,320 and
      16,440,286 issued and outstanding                                              170,283               164,403
   Additional paid-in capital                                                     77,055,564            57,885,790
   Unrealized gain on investments                                                      5,292                  --
   Deficit accumulated during development-stage                                  (39,376,557)          (28,228,389)
                                                                                ------------          ------------

Total shareholders' equity                                                        37,859,632            29,826,804
                                                                                ------------          ------------

Total liabilities and shareholders' equity                                      $ 46,133,213          $ 32,079,794
                                                                                ============          ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                                    Period from Inception
                                                 Three Months Ended                  (June 17, 1994) to
                                                    September 30,                     September 30, 2001
                                          ----------------------------------        ----------------------
                                                                    2000
                                             2001                (restated)
                                          -----------          -------------
REVENUE:
     Contract research revenue           $    436,801          $    124,812               $  2,366,405
     Development chemicals                    132,432                  --                      144,924
                                         ------------          ------------               ------------
     Total Revenue                            569,233               124,812                  2,511,329
                                         ------------          ------------               ------------


OPERATING EXPENSES:
     Research and development
      (See Note 3)                          1,203,473             1,574,258                 27,462,874

     General and administrative               900,803               738,531                 14,685,584
                                         ------------          ------------               ------------

     Total operating expenses               2,104,276             2,312,789                 42,148,458
                                         ------------          ------------               ------------

     Operating loss                        (1,535,043)           (2,187,977)               (39,637,129)

INTEREST INCOME                               133,087               113,581                  1,459,224

INTEREST EXPENSE                             (509,236)                 --                     (509,236)
                                         ------------          ------------               ------------

NET LOSS                                   (1,911,192)           (2,074,396)               (38,687,141)

BENEFICIAL CONVERSION FEATURE
  TREATED AS A DIVIDEND
  (See Note 6)                               (689,416)                 --                     (689,416)
                                         ------------          ------------               ------------

NET LOSS APPLICABLE TO
  COMMON SHARE HOLDERS                   $ (2,600,608)         $ (2,074,396)              $(39,376,557)
                                         ============          ============               ============


BASIC AND DILUTED NET LOSS
PER COMMON SHARE                         $       (.15)         $       (.14)
                                         ------------          ------------

WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                  17,024,804            15,357,309
                                         ------------          ------------


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                    Period from Inception
                                                 Nine Months Ended                  (June 17, 1994) to
                                                    September 30,                     September 30, 2001
                                          ----------------------------------        ----------------------
                                                                    2000
                                             2001                (restated)
                                          -----------          -------------
REVENUE:
     Contract research revenue           $    891,714          $    257,467               $  2,366,405
     Development chemicals                    140,730                  --                      144,924
                                         ------------          ------------               ------------
     Total revenue                          1,032,444               257,467                  2,511,329
                                         ------------          ------------               ------------


OPERATING EXPENSES:
     Research and development
     (See Note 3)                           8,528,379             5,251,535                 27,462,874

     General and administrative             2,827,227             2,312,223                 14,685,584
                                         ------------          ------------               ------------

     Total operating expenses              11,355,606             7,563,758                 42,148,458
                                         ------------          ------------               ------------

     Operating loss                       (10,323,162)           (7,306,291)               (39,637,129)

INTEREST INCOME                               373,646               254,837                  1,459,224

INTEREST EXPENSE                             (509,236)                 --                     (509,236)
                                         ------------          ------------               ------------

NET LOSS                                  (10,458,752)           (7,051,454)               (38,687,141)

BENEFICIAL CONVERSION FEATURE
  TREATED AS A DIVIDEND
  (See Note 6)                               (689,416)                 --                     (689,416)
                                         ------------          ------------               ------------

NET LOSS APPLICABLE TO
  COMMON SHARE HOLDERS                   $(11,148,168)         $ (7,051,454)              $(39,376,557)
                                         ============          ============               ============



BASIC AND DILUTED NET LOSS
PER COMMON SHARE                         $       (.66)         $       (.46)
                                         ------------          ------------

WEIGHTED AVERAGE SHARES
USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER COMMON SHARE          16,881,743            15,357,309
                                         ------------          ------------

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                   Period from Inception
                                                                      Nine Months Ended              (June 17, 1994) to
                                                                        September 30,                September 30, 2001
                                                              --------------------------------      ---------------------
                                                                                      2000
                                                                  2001             (restated)
                                                              ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                      $(10,458,752)        $(7,051,454)            $(38,687,141)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation                                                       815,848             433,200                1,529,732
Amortization                                                     1,271,304              37,031                1,732,103
Amortization of original issuance discount and beneficial
  conversion feature on convertible promissory notes               509,236                 --                   509,236
Issuance of Common Stock options and warrants for services          46,754              10,000                  726,425
Issuance of Common Stock and warrants in connection
  with amended research and license agreements                         --                  --                 3,120,329
Issuance of Common Stock in connection with
  executives' compensation                                             --                  --                   423,220
Issuance of redeemable Common Stock, Common Stock
  options and warrants in connection with development
  agreement                                                      1,694,824                 --                 2,357,935
Issuance of Common Stock options and warrants for
  Scientific Advisory Board                                        539,757           1,271,862                1,142,440
Acquired in-process technology                                         --                  --                   350,000
(Increase) decrease in assets
     Contract research receivables                                (111,208)             99,943                 (423,284)
     Other current assets                                         (330,335)            198,452                 (106,160)
     Deposits                                                       17,347              18,864                  (20,125)
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                        (851,902)                199                  502,742
     Payable to related parties                                        --                  --                   250,000
     Advanced license fees                                         350,000                 --                   350,000
                                                              ------------         -----------             ------------
Net cash used in operating activities                           (6,507,127)         (4,981,903)             (26,242,548)
                                                              ------------         -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                       (657,744)         (1,046,063)              (5,163,640)
     Purchases of intangibles                                          --              (25,750)                 (25,750)
     Purchases of short-term investments                        (4,661,915)         (2,217,628)             (23,527,918)
     Proceeds from sale of short-term investments                3,540,000           4,616,461               19,701,783
                                                              -------------        ------------            -------------

Net cash (used in) provided by investing activities             (1,779,659)          1,327,020               (9,015,525)
                                                              ------------         -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock                      1,348,984                --                 22,976,751
     Proceeds from issuance of Preferred Stock,net               4,496,477                --                  4,496,477
     Proceeds from issuance of convertible promissory notes     15,000,000                --                 15,000,000
     Proceeds from warrant & option exercise                     1,127,510          6,339,842                14,175,472
     Principal payments on Capital Lease                            (2,805)            (2,517)                   (6,207)
                                                              ------------         -----------             ------------

Net cash provided by financing activities                       21,970,166           6,337,325               56,642,493
                                                              ------------         -----------             ------------
INCREASE IN CASH, CASH EQUIVALENTS
     AND RESTRICTED CASH                                        13,683,380           2,682,442               21,384,420

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
     BEGINNING OF PERIOD                                         7,701,040           1,558,473                       --
                                                              ------------         -----------             ------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
     END OF PERIOD                                            $ 21,384,420         $ 4,240,915             $ 21,384,420
                                                              ============         ===========             ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new five-year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for OLED technology (see Note 3). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 License Agreement") in which certain terms were modified (see Note 3).

The Company is also engaged in research, development and commercialization activities at its 11,000 square foot leased facility, which is located in Ewing, NJ. The Company moved its operations to this facility in the fourth quarter of 1999. In the second quarter of 2001, the Company signed a lease for an additional 10,000 square feet, which it intends to occupy by the end of the fourth quarter of 2001.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There can be no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the end of the current fiscal year, which will end December 31, 2001. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research are subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as a principal investigator, because such person is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000 (restated), and the cash flows for the nine months ended September 30, 2001 and 2000 (restated). While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESTATEMENT

In February 2000, the Company granted warrants to purchase 200,000 shares of Common Stock to two Scientific Advisory Board members. The warrants were granted with an exercise price of $14.12 per share, have a ten-year life and vest ratably over three years. The Company did not account for these warrants during the first three interim periods of 2000. In accordance with FASB
Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation; An Interpretation of APB 25", which became effective during 2000, awards granted to Advisory Board members are treated as awards granted to non-employees. The Company has restated the interim periods in 2000 to show the impact of the accounting for these warrants. As the warrants were granted to non-employees and vest over a three year period, the warrants are accounted for as a variable plan award and research and development expense has been recorded based on the fair market value of the warrants. The fair market value of the warrants has been determined by using the Black-Scholes option-pricing model.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, UDC, Inc. All significant intercompany transactions and accounts have been eliminated.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments are carried at market value, and at September 30, 2001 and December 31, 2000 are classified as short-term investments. At September 30, 2001 and December 31, 2000, all of the Company's investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore, any unrealized holding gains or losses are presented as a separate component of shareholders' equity. At September 30, 2001, unrealized holding gains on investments were $5,292. The unrealized gains or losses were not material at December 31, 2000.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line basis over three to seven years for office and lab equipment and furniture and fixtures, and the lease term for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

NET LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing net loss applicable to common share holders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of conversion rights, under securities of the Company, convertible in accordance with their terms, into Common Stock. For the three and nine months ended September 30, 2001 and 2000, the effects of the conversion of convertible securities and the exercise of outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development costs are charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Inangible Assets" (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. All of the Company's intangible assets were obtained through contractual rights and have been separately identified and recognized in the consolidated balance sheets. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Therefore, management does not expect the adoption of SFAS 142 to have an effect on the future financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in reporting continuing operations or in discontinued operations. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for assets to be disposed of" is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS 144, which is effective for the Company as of January 1, 2002.

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (see Note 4). The intangible asset at September 30, 2001 consisted of the following:

          PD-LD, Inc.                            $  1,481,250

          Motorola                                 15,469,468
                                                 ------------
                                                   16,950,718

          Less: Accumulated Amortization           (1,732,103)
                                                 ------------

          Acquired technology, net               $ 15,218,615
                                                 ============

Acquired technology is amortized on a straight-line basis over the estimated useful life of ten years.

LONG-LIVED ASSETS

The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually evaluates the recoverability of its long-lived assets, including property and equipment and acquired technology. As of September 30, 2001 and December 31, 2000, management has determined that no impairment of the company value of these long-lived assets existed.

STATEMENT OF CASH FLOW INFORMATION

In the first quarter of 2001, the Company issued 10,157 shares of its Common Stock to a vendor in consideration for lab equipment. The shares were valued at $4.31 per share, which was the approximate fair market value at the transaction date. In addition, in connection with a development agreement with a third party, the Company issued 118,824 shares of Common Stock, which was recorded as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense of $211,881 during the nine months ended September 30, 2001 for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by the third party as of September 30, 2001. The Company also recorded a charge to research and development expense of $99,936 during the nine months ended September 30, 2001. This charge was recorded based on the fair value of warrants that were earned by the third party during 2001. The fair value was determined based on the Black-Scholes option-pricing model. The Company also recorded as a credit to research and development expense of $70,804 for the vesting of stock options granted to employees of the third party in 2000. These options vest on December 31, 2001 and are being accounted for as a variable award. The Company recorded an unrealized gain on short-term investments of $5,292 during 2001.

As discussed in Note 6, on August 22, 2001 the Company issued convertible promissory notes for $15,000,000. The cash proceeds received from the issuance of these notes is restricted and classified as a current asset on the accompanying consolidated balance sheet. In connection with the accounting for the convertible promissory notes the Company recorded a beneficial conversion feature charge of $689,416 during the three months ended September 30, 2001, which has been recorded as a deemed dividend.

NOTE 3. - SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into the 1997 License Agreement with Princeton University and USC which amended the 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994, under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million during the period commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. Through September 30, 2001, the Company paid $4,062,485 under this agreement. The amounts due to Princeton University are charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the exclusive worldwide license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 Sponsored Research Agreement, and to inventions conceived or discovered under the 1997 Sponsored Research Agreement. The Company is required to pay Princeton University a royalty of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions.

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

On November 11, 2000, in consideration for the third party's services through December 31, 2000, the Company issued 26,448 shares of Redeemable Common Stock and an 11.5% promissory note for $535,300. The note was only payable if the resale of the shares of Redeemable Common Stock issued were not registered under the Securities Act of 1933 by May 31, 2001. The amount of the note was based on the fair market value of the services rendered by the third party through December 31, 2000. The Company recorded a charge to research and development expense of $535,300 in 2000. If the note was paid then the third party would have returned the Redeemable Common Shares previously issued.

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

On May 11, 2001, a registration statement under the Securities Act of 1933 covering the resale of the shares of Redeemable Common Stock was declared effective by the SEC. Accordingly, the promissory note was settled and the Redeemable Common Stock was reclassified as Common Stock and Additional Paid-In-Capital.

In accordance with the agreement, the Company issued warrants to the third party to acquire 28,168 shares of Common Stock as part of the consideration for services performed during 2000. The estimated value of the warrants was determined using Black-Scholes option-pricing model. The warrants vest immediately, have an exercise price of $24.29 and a contractual life of seven years. Accordingly, the Company recorded a charge of $85,918 to research and development expense during 2000 based on the estimated value of the warrants. The Company recorded this charge based on a measurement date of December 31, 2000, which is the date upon which the warrants were earned by the third party.

In 2001, the Company issued 118,824 shares of its Common Stock to the third party as consideration for services to be rendered during 2001. The Company recorded the shares as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense of $211,881 during the nine months ended September 30, 2001 for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by the third party as of September 30, 2001.

The Company also recorded a charge to research and development expense of $99,936 during the nine months ended September 30, 2001. This charge was recorded based on the estimated value of warrants that were earned by the third party during 2001. The estimated value was determined based on the Black-Scholes option-pricing model.

The Company also recorded a credit to research and development expense of $70,804 for the vesting of stock options granted to employees of the third party in 2000. These options vest on December 31, 2001 and are being accounted for as a variable award.

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

In connection with the warrants granted to the Scientific Advisory Board members in 2000, the Company recorded a charge of $539,757 to research and development expense for the nine months ended September 30, 2001 for the vesting of warrants earned during this period. The warrants issued in 2000 are for future services and are being accounted for as a variable award.

NOTE 6. - RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK, WARRANTS TO PURCHASE COMMON STOCK AND SUBSEQUENT EVENT

On August 22, 2001 the Company closed on a private placement financing transaction with two investors whereby the Company sold Convertible Promissory Notes ("Notes"), Series C Convertible Preferred Stock ("Series C"), and Warrants to purchase Common Stock ("Warrants") for $20,000,000. The Company accounted for the financing transaction as a package sale and allocated the cash proceeds received to the Notes, Series C and Warrants to acquire common stock based on the relative fair value of each instrument.

In addition, the Company will subsequently designate a new series of Preferred Stock called Series D Convertible Preferred Stock ("Series D"). The investors are, subject to the satisfaction of certain conditions that are outside of their control, obligated to purchase $5,000,000 of the Series D following the effective date of a Registration Statement on Form S-3 registering the resale of the shares of the Company's Common Stock issuable upon the conversion of the Series C and the Series D.

Notes

On August 22, 2001 the Company issued two $7,500,000 Notes with a maturity date of August 22, 2004. Interest accrues daily on the outstanding principal amount of the Notes but compounds annually, at a rate per annum equal to the rate of interest paid from time to time on money market accounts held at First Union National Bank, and is payable quarterly in cash. The Notes are convertible into shares of the Company's Common Stock at a price per share equal to the conversion price then in effect. The initial conversion price of the Notes is $13.97, and may change in the future based on certain anti-dilution and other adjustments. The Notes are automatically converted into Common Stock if certain conditions, which are outside the control of the holders and the Company, are met. The notes are convertible at the election of the holders or the Company if certain conditions, which are outside the control of the holders and the Company, are met.

The holders of the Notes have the right to require the Company prepay all or a portion of the Notes, plus all accrued but unpaid interest thereon, at any on time on or after:

1. the 120th day following the date on which the SEC declares a Registration Statement effective, if more than $3,750,000 of the principal amount of such
Note is then outstanding; and

2. the 240th day following the date on which the SEC declares a Registration Statement effective, if more than $1,875,000 million of the principal amount of such Note is then outstanding.

The Company has the right to prepay each of the Notes in full at any time by paying the holder thereof 105% of the outstanding principal amount of such Note and all accrued but unpaid interest thereon.

In the event that either (i) a Registration Statement has not been declared effective by the SEC on or prior to January 9, 2002 or (ii) the Company sells shares of its Common Stock or other securities convertible into or exercisable for shares of its Common Stock at a price less than $13.97 per share, then the Note holders may elect to demand repayment of the principal amount of the Notes then outstanding, plus accrued but unpaid interest thereon.

In addition, upon the occurrence of events of default under the Notes, the holders thereof may demand repayment of the principal amount of the Notes then outstanding, plus accrued but unpaid interest thereon, and may also be entitled to liquidated damages, as defined.

The Company's obligations under the Notes are secured by an irrevocable letter of credit issued with a face amount equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes has been pledged as collateral to the bank issuing the letters of credit. Under the terms of the applicable agreements, the face amount of each letter of credit is reduced as the outstanding principal amount of the related Note is reduced. Thus, as each Note is converted or repaid, the face amount of the related letter of credit will be reduced and, likewise, the amount pledged to the bank as collateral relating to that letter of credit will be reduced. Accordingly, as the Notes are converted or repaid, the Company will be able to access the funds raised from the sale of the Notes in amounts corresponding to the portion of the Notes that are converted or repaid. The $15,116,871 in cash proceeds plus accrued but unpaid interest has been classified as a restricted cash asset on the accompanying consolidated balance sheet as of September 30, 2001.

The Company allocated the proceeds from the private placement financing transaction to the Series C, Notes and Warrants based on their relative fair values as of the commitment date. The fair value of the Notes was determined based on a three-year discounted cash flow analysis using a risk-adjusted interest rate of 11%. The Company determined the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount of $5,142,994 is being amortized as interest expense, using the effective interest method over the maturity period of three years. During the quarter ended September 30, 2001, the Company recognized interest expense of $305,814 for the amortization of the original issuance discount. After considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The Company recorded $3,258,468 of BCF as a debt discount on the commitment date. The BCF debt discount is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the quarter ended September 30, 2001, the Company recognized interest expense of $203,422.

Series C

Holders of Series C are not entitled to voting rights except as otherwise required by law. Each share of Series C has a stated value of $1,000, which increases by $4.16 for each month during which such share of Series C is outstanding. The Company issued 5,000 shares of Series C Stock as of August 22, 2001. There are no dividends on the Series C.

The number of shares of Common Stock issuable upon conversion of a share of Series C equals the quotient obtained by dividing the stated value of one share of Preferred Stock by the conversion price then in effect. The initial conversion price of the Series C Stock is $12.70, and may change in the future based on certain anti-dilution and other adjustments. Series C is convertible as follows:

(a) Holders of Series C may elect to convert such shares at any time at the then-applicable conversion price until August 21, 2004. A holder may not convert shares of Series C, however, to the extent that it would then own, together with its affiliates, more than 9.99% of the Company's Common Stock then outstanding.

(b) If, at any time after the shares of Common Stock underlying the Series C have been registered for resale with the SEC, the Volume Weighted Average Price of the Company's Common Stock exceeds 135% of the then-applicable conversion price for 20 consecutive trading days, the Company may require the conversion of all of the Preferred Stock at the then-applicable conversion price. Such conversion, however, shall not be effected to the extent that it would result in a holder of Preferred Stock owning, together with its affiliates, more than 9.99% of the Company's Common Stock then outstanding.

(c) All shares of Series C automatically convert into shares of Common Stock on the third anniversary of the date of issuance thereof at the then-applicable conversion price, unless the Company is in default, as defined. Such conversion, however, shall not be effected to the extent that it would result in a holder of Preferred Stock owning, together with its affiliates, more than 9.99% of the Company's Common Stock then outstanding.

On August 22, 2001 the Company sold 5,000 Series C shares for $1,000 per share for a selling price of $4,496,477 net of $503,523 in cash offering costs.

The Company allocated the proceeds from the Notes, Series C, and Warrants based on their relative fair values. The fair value of the Series C was based on the fair value of the common stock that would be issuable on a converted basis. As a result, the Company allocated $4,146,678 to the Series C.

After considering the allocation of the proceeds to the Series C, the Company determined that the Series C contained a BCF. The Company recorded the BCF immediately, as the Series C is convertible at the commitment date, in the amount of $616,793, in a manner similar to a dividend in the quarter ended September 30, 2001.

As a result of the monthly increase in the stated price, a contingent beneficial conversion feature ("BCF") existed at the August 22, 2001 commitment date. The contingent BCF was recorded upon the increase in the stated price, which results in additional shares of Common Stock issuable upon conversion, on September 30, 2001. At this date the Company recorded a $72,622 beneficial conversion feature treated as dividend.

Warrants

In connection with private placement financing transaction the Company issued the following warrants:

Series     Number       Exercise Price    Expiration date  Relative Fair Value
------     ------       --------------    ---------------  -------------------

 A-1       78,740         $15.24          August 22, 2006      $  593,006
 A-2       78,740          15.24          August 22, 2006         593,006
 B-1       78,740          15.24          August 22, 2006              --
 B-2       78,740          15.24          August 22, 2006              --
 C-1      214,746          15.24          August 22, 2006       1,617,295
 C-2      214,746          15.24          August 22, 2006       1,617,295
 D-1      186,114          15.24          August 22, 2011       1,575,714

The A-1,2, C-1,2 and D-1 warrants are exercisable immediately by the holders. The B-1,2 are exercisable at the earlier of the sale of Series D or August 22, 2004 and can be repurchased by the Company for $100 anytime after August 22, 2002, if the Series D is not issued. As a result the B-1,2 warrants are contingent and will be measured and recorded by the Company upon the closing of Series D. The remaining warrants listed above have been recorded based on their relative fair values. Using the Black-Scholes option-pricing model, the Company allocated $5,996,316 of the cash proceeds received in the private placement transaction to the warrants. The warrants have been recorded as additional-paid-in- capital in the accompanying consolidated balance sheet as of September 30, 2001. The D-1 warrants were issued as a placement agent's fee.

Subsequent Event

Effective November 5, 2001, the Company and the investors agreed to amend the terms of the private placement transaction. As a result of the amendment, the conversion price of the Series C and D was set at $9.45 per share. All of the outstanding Series C and D shares must be converted by the holders on the fifth trading day after the SEC declares the Form S-3, filed to register the common shares underlying the conversion of Series C and D, effective. Additionally, the exercise prices on the Series A-1,2, B-1, 2 were reduced to $9.93 per share and the expiration date on all of the warrants was extended to August 22, 2011. The Company established a new class of Convertible Preferred Stock, Series C-1 ("Series C-1"). All of the outstanding shares of Series C were exchanged for Series C-1 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, subject to risks and uncertainties that could cause actual results to differ materially for Universal Display Corporation from those projected, including, but not limited to, statements regarding Universal Display Corporation's beliefs, expectations, hopes or intentions regarding the future. Forward-looking statements in this document also include statements regarding any financial forecasts or market growth predictions. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Universal Display Corporation's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. It is important to note that actual outcomes and Universal Display Corporation's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as: uncertainties relating to developments and advances in display technologies, including OLED, SOLED (stacked OLED), TOLED (transparent OLED) and FOLED (flexible OLED) technology; the expansion of applications for OLED technology; the success of UDC and its development partners in accomplishing technological advances; the ability of Universal Display Corporation to enter into alliances with product manufacturers; product development, manufacturing, and marketing acceptance; uncertainties related to cost and pricing of Universal Display Corporation products; dependence on collaborative partners; and other competition, risks relating to intellectual property of others and the uncertainties of patent protection.

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $39,376,557 at September 30, 2001. The accumulated deficit includes non-cash interest charges of $509,236 as a result of the amortizaiton of original issuance discount and beneficial conversion feature discount on the convertible promissory notes and $689,416 of beneficial conversion features treated as a preferred stock dividend (see Note 6 in Notes to Unaudited Consolidated Financial Statements). The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company had a net loss of $1,911,191 (or $.11 per share) for the quarter ended September 30, 2001 compared to a loss of $2,074,396 or ($.14 per share) for the same period in 2000. The decrease in net loss was attributed mainly to the increase in revenues and decrease in research and development expenses.

The Company earned $436,801 from contract research revenue in the quarter ended September 30, 2001 compared to $124,812 for the same period in 2000. The revenue was derived from the following: (i) $281,117 recognized under an 18-month, $2,977,471 Phase I contract received from Defense Advanced Research Project Agency (DARPA), (ii) $38,459 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, and (iii) $117,225 recognized under a two-year Department of Defense (DoD) Phase II Small Business Innovation Research (SBIR) Army Contract. The Company also earned $132,432 from the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. The Company commenced chemical sales in the fourth quarter of 2000. In the same period in 2000, the revenue was derived from the following: (i) $10,695 was recognized from a subcontract under a 3 year, $3 million contract Princeton University received from DARPA, which was completed on September 30, 2000, (ii) $43,838 was recognized from a NSF Phase II contract, (iii) $27,331 was recognized from a SBIR Army Phase I contract which was completed as of September 30, 2000, (iv) $1,333 was recognized from SBIR Army Phase I Option contract, and (v) $41,615 was recognized from DARPA Phase I contract.

Research and development expenses were $1,203,473 for the quarter ended September 30, 2001 compared to $1,574,258 for the same period in 2000. For the quarter ended September 30, 2001, research and development expenses consisted of: (i) payments of $139,777 to the Company's research partners (see Note 3 in Notes to Unaudited Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $256,813 for patent applications, prosecutions, and other intellectual property rights, (iii) costs incurred of $1,315,080 for the development and operations in the Company's facility, (iv) non-cash charges of $241,014 incurred in connection with the development agreement with a third party, (v) non-cash credit of $1,172,979 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to Unaudited Consolidated Financial Statements). Research and development costs in the same period in 2000 consisted of: (i) payments of $214,589 to the Company's research partners (see
Note 3 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $279,795 for patent applications, prosecutions, and other intellectual property rights, (iii) costs incurred of $792,710 for the development and operations in the Company's facility, (iv) non-cash charge of $250,133 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (v) non-cash charges of $37,031 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to Unaudited Consolidated Financial Statements). General and administrative expenses were $900,803 for the quarter ended September 30, 2001 compared to $738,531. The increase is attributed to the expansion of the Company's facility and corporate team.

Interest expense was $509,236 for the quarter ended September 30, 2001, compared to zero for the same period in 2000. The increase is due to the amortization of original issuance discount and beneficial conversion feature on the convertible promissory notes issued on August 22, 2001 (see Note 6 in Notes to Unaudited Consolidated Financial Statements).

Beneficial conversion feature treated as a dividend was $689,416 for the three months ended September 30, 2001, compared to zero for the same period in 2000. The increase is due to the conversion features of the Series C Convertible Preferred Stock issued on August 22, 2001. As a result of the dividend, net loss applicable to common stockholders was $2,600,607 (or $.15 per share) for the three months ended September 30, 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company had a net loss of $10,458,752 (or $.62 per share) for the nine months ended September 30, 2001, compared to a loss of $7,051,454 (or $.46 per share) for the same period in 2000. The increase in net loss is primarily attributed to the non-cash interest expense on convertible promissory notes (see
Note 6 in Notes to Unaudited Consolidated Financial Statements) as well as increased research and development expenses.

The Company earned $891,714 from contract research revenue for the nine months ended September 30, 2001, compared to $257,467 for the same period in 2000. The revenue was derived from the following: (i) $619,603 recognized under an 18-month, $2,977,471 Phase I contract received from Defense Advanced Research Project Agency (DARPA), (ii) $105,537 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, (iii) $7,878 recognized under a DoD Phase I, SBIR contract which is completed at this time, (iv) $161,651 recognized under a two-year DoD Phase II SBIR Army Contract, and (v) a $2,955 charge against revenue for an overpayment on the final costs of a subcontract under a 3-year, $3 million contract Princeton University received from DARPA. The Company also earned $140,730 from the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. The Company commenced chemical sales in the fourth quarter of 2000, therefore, there were none in the same period in 2000. In the same period in 2000, the revenue was derived from the following: (i) $20,681 was recognized from a subcontract under a 3 year, $3 million contract Princeton University received from DARPA, which was completed on September 30, 2000, (ii) $123,838 was recognized from a NSF Phase II contract, (iii) $70,000 was recognized from a SBIR Army Phase I contract which was completed as of September 30, 2000, (iv) $1,333 was recognized from SBIR Army Phase I Option contract, and (v) $41,615 was recognized from DARPA Phase I contract.

Research and development expenses were $8,528,379 for the nine months ended September 30, 2001 compared to $5,251,535 for the same period in 2000. For the nine months ended September 30, 2001, research and development expenses consisted of: (i) payments of $568,955 to the Company's research partners (see
Note 3 in Notes to Unaudited Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $684,065 for patent applications, prosecutions, and other intellectual property rights, (iii) costs incurred of $3,769,474 for the development and operations in the Company's facility, (iv) non-cash charges of $1,694,824 incurred in connection with the development agreement with a third party, (v) non-cash charge of $539,757 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $1,271,304 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to Unaudited Consolidated Financial Statements). Research and development costs in the same period in 2000 consisted of: (i) payments of $493,641 to the Company's research partners (see Note 3 in Notes to Unaudited Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $1,017,138 for patent applications, prosecutions, and other intellectual property rights,
(iii) costs incurred of $2,431,863 for the development and operations in the Company's facility, (iv) non-cash credit of $1,271,862 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (v) non-cash charges of $37,031 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to Unaudited Consolidated Financial Statements). General and administrative expenses were $2,827,227 for the nine months ended September 30, 2001 compared to $2,312,223 for the same period in 2000. The increase is attributed to the expansion of the Company's facility and corporate team. Also, the increase is attributed to increased legal fees in connection with joint development and licensing activities the Company has entered into throughout the nine months ended September 30, 2001.

Interest expense was $509,236 for the nine months ended September 30, 2001, compared to zero for the same period in 2000. The increase is due to the amortization of original issuance discount and beneficial conversion feature on the convertible promissory note issued on August 22, 2001 (see Note 6 in Notes to Unaudited Consolidated Financial Statements).

Beneficial conversion feature treated as a dividend was $689,416 for the nine months ended September 30, 2001, compared to zero for the same period in 2000. The increase is due to the conversion features of the Series C Convertible Preferred Stock issued on August 22, 2001. As a result of the dividend, net loss applicable to common stockholders was $11,148,168 (or $.66 per share) for the three months ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash and cash equivalents of $6,267,549, restricted cash of $15,116,871 and short-term investments of $3,831,427 compared to cash and cash equivalents of $7,701,040 and short-term investments of $2,704,220 at December 31, 2000. During the nine months ended September 30, 2001, warrants and options to purchase 271,431 shares of the Company's Common Stock were exercised, resulting in net cash proceeds of $1,127,510 to the Company. In August 2001, the Company sold in a private placement 5,000 shares of Series C convertible preferred stock, warrants to purchase shares of the Company's Common Stock and issued secured convertible debentures (see Note 6 in Notes to Unaudited Consolidated Financial Statements), resulting in net cash proceeds of $4,496,477 and restricted cash proceeds of $15,000,000.

In the first quarter, the Company received additional net cash proceeds of $1,348,984 from the completion of its private placement, initiated in December 2000, issuing an additional 158,704 units, as defined below.

In December 2000, the Company sold in a private placement 631,527 units, each consisting of one share of the Company's Common Stock and one warrant with an exercise price of $10.00, resulting in proceeds of $5,367,979. The units were issued at $8.50 per unit. Also, during 2000, warrants and options to purchase 1,754,353 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $6,854,843.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private transactions and receipt of cash upon the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. Pursuant to its development and license agreement with a third party, the Company is to issue shares of Common Stock, on an annual basis, in consideration of the services provided by the third party. In certain circumstances, the Company may also be required to pay cash to the third party for such services. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Inangible Assets" (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. All of the Company's intangible assets were obtained through contractual rights and have been separately identified and recognized in the consolidated balance sheet. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Therefore, management does not expect the adoption of SFAS 142 to have an effect on the future financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in reporting continuing operations or in discontinued operations. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for assets to be disposed of" is effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the potential impact of the adoption of SFAS 144, which is effective for the Company as of January 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates which would impact interest income earned on investments.

PART II - OTHER INFORMATION

ITEM 1. NONE

ITEM 2. Changes in Securities/Use of Proceeds

        (a)  None

        (b)  None

        (c) On August 22, 2001, the Company consummated the sale of an aggregate of 5,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred"), for an aggregate purchase price of $5,000,000, to Pine Ridge Financial Inc. and Strong River Investments, Inc. The transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In general, each share of Series C Preferred is convertible into that number of shares of the Company's Common Stock as equals the quotient obtained by dividing the stated value of one share of Series C Preferred by the conversion price then in effect in accordance with the terms of the Series C Preferred. See Note 6 to the Financial Statements contained in this Quarterly Report on Form 10-Q for further explanation of the terms of conversion of the Series C Preferred.

        (d)  None

ITEM 3. NONE

ITEM 4. NONE

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

4.1 Statement of Designations, Preferences and Rights of Series C Convertible Preferred Stock.(1)
4.2  Form of Terms of Series D Convertible Preferred Stock.(1)
4.3 Convertible Promissory Note dated as of August 22, 2001 payable to the order of Pine Ridge Financial Inc.(1)
4.4 Convertible Promissory Note dated as of August 22, 2001 payable to the order of Strong River Investments, Inc.(1)
4.5 Warrant of Pine Ridge Financial Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001.(1)
4.6 Warrant of Pine Ridge Financial Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001.(1)
4.7 Warrant of Pine Ridge Financial Inc. to Purchase 214,746 Shares of Common Stock dated as of August 22, 2001.(1)
4.8 Warrant of Strong River Investments, Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001.(1)
4.9 Warrant of Strong River Investments, Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001.(1)
4.10 Warrant of Strong River Investments, Inc. to Purchase 214,746 Shares of Common Stock dated as of August 22, 2001.(1)
4.11 Warrant of Gerard Klauer Mattison & Co., Inc. to Purchase 186,114 Shares of Common Stock dated as of August 22, 2001.(1)
10.1 Securities Purchase Agreement dated as of August 22, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investors.(1)
10.2 Registration Rights Agreement dated as of August 21, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc.(1)
10.3 Voting Agreement dated as of August 21, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc.(1)
10.4 Pledge Agreement dated as of August 21, 2001 by UDC, Inc. in favor of First Union National Bank.(1)
10.5 Control Agreement dated as of August 21, 2001 among First Union National Bank, in its capacity as the issuer of two standby letters of credit, UDC, Inc. and First Union National Bank, in its capacity as custodian.(1)
10.6 Guaranty and Suretyship Agreement dated as of August 22, 2001 made by the Company in facor of First Union National Bank.(1)
10.7 Irrevocable Standby Letter of Credit issued by First Union National Bank in favor of Pine Ridge Financial Inc.(1)
10.8 Irrevocable Standby Letter of Credit issued by First Union National Bank in favor of Strong River Investments, Inc.(1)
10.9 First Amendment, dated as of September 20, 2001, to the Securities Purchase Agreement dated as of August 22, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investors.(2)
----------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Current Report on Form 8-K, filed with the Commission on September 6, 2001.
(2) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3 (Commission File No. 333-69854).

(B) REPORTS ON FORM 8-K:

         The following reports on Form 8-K were filed during the three months ended September 30, 2001:

         1. Current Report on Form 8-K, filed with the Commission on September 6, 2001, reporting Items 2, 5 and 7.

         2. Current Report on Form 8-K, filed with the Commission on September 26, 2001, reporting Items 5 and 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          UNIVERSAL DISPLAY CORPORATION

                                                   /s/ Sidney D. Rosenblatt
Date: November 14, 2001                            --------------------------
                                                   Sidney D. Rosenblatt
                                                   (Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary)