Form 10-K
period 2001-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2002-04-01
CIK 1005284

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ___________

                         Commission File Number 1-12031

                          UNIVERSAL DISPLAY CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Pennsylvania                                           23-2372688
-------------------------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

           375 Phillips Boulevard
             Ewing, New Jersey                                   08618
--------------------------------------------             ----------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock reported by the Nasdaq Stock Market on March 18, 2002, was approximately $128,204,807. For the purposes of calculation, all executive officers and directors of the Company and all beneficial owners of more than 10% of the Company's stock (and their affiliates) were considered affiliates.

As of March 18, 2002, the Registrant had outstanding 18,459,291 shares of Common Stock.

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 27, 2002 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.     BUSINESS........................................................ 3

ITEM 2.     PROPERTIES......................................................11

ITEM 3.     LEGAL PROCEEDINGS...............................................11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

            EXECUTIVE OFFICERS OF THE REGISTRANT............................12


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................13

ITEM 6.     SELECTED FINANCIAL DATA.........................................13

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................14

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......17

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................17

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................17


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............17

ITEM 11.    EXECUTIVE COMPENSATION..........................................17

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................17

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................17


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.....................................................18

All statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, subject to risks and uncertainties that could cause actual results to differ materially for Universal Display Corporation from those projected, including, but not limited to, statements regarding Universal Display Corporation's beliefs, expectations, hopes or intentions regarding the future. Forward-looking statements in this document also include statements regarding any financial forecasts or market growth predictions. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Universal Display Corporation's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. It is important to note that actual outcomes and Universal Display Corporation's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as: uncertainties relating to developments and advances in display technologies, including OLED, TOLED, FOLED, SOLED and PHOLED technology; the expansion of applications for OLED technology; the success of Universal Display Corporation and its research and development partners in accomplishing technological advances; the ability of Universal Display Corporation to enter into alliances with product manufacturers; product development, manufacturing, and marketing acceptance; uncertainties related to cost and pricing of Universal Display Corporation products; dependence on collaborative partners; and other competition, risks relating to intellectual property of others and the uncertainties of patent protection.

                                     PART I

ITEM 1.    BUSINESS

General

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of Organic Light Emitting Diode ("OLED") technology for use in flat panel displays and other applications. Research is being performed by the Company, Princeton University and the University of Southern California ("USC") (together, the "Research Partners") pursuant to a certain Sponsored Research Agreement funded by the Company (See "Business - Research and Development"). The Company has the exclusive right to commercialize the technology being developed by the Research Partners pursuant to a certain License Agreement (See "Business - Intellectual Property"). The Company is also engaged in research, development and commercialization activities at its headquarters in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999.

The Company's present commercialization strategy is to enter into licensing arrangements, joint ventures, joint development agreements, proprietary material evaluation licenses and other strategic alliances for the volume manufacturing of products utilizing the Company's OLED technology. The Company does not presently intend to become a volume manufacturer. The Company anticipates that its OLED technology, if successfully developed, may have a variety of applications, including full color, large area, high resolution, high information content displays, such as laptop and notebook computer screens, computer monitors and televisions. Other applications also include full color small area displays, such as consumer electronic equipment, vehicular dashboard displays, cellular phones and other telecommunication displays, computer games and personal digital assistants, as well as transparent applications such as head-up displays for automobile windshields.

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

The Company is currently focusing its research, development and commercialization efforts on a number of innovative technology applications for OLEDs. One technology application is based on the fabrication of transparent cathodes. Traditional OLEDs use a reflective metal cathode and a transparent anode. The Company's transparent cathode technology, called TOLED(TM), for transparent OLED, provides the ability to develop transparent and high contrast displays using organic materials. It also provides the ability to build OLEDs on opaque surfaces or active matrix thin film transistors (TFTs) with a greater fill factor and aperture ratio.

A second technology application is based upon a novel, vertically stacked pixel structure. This SOLED(TM) (Stacked OLED) application vertically stacks the red, green and blue pixels on top of each other, rather than side by side as in CRTs and LCD's, theoretically providing for very high image resolution, since one pixel can occupy the same space as three or more pixels would in a side-by-side architecture. The SOLED, which was made possible by the creation of the TOLED, permits the independent tuning of color, grayscale and intensity and is expected to allow an individual pixel to emit red, blue and green, either at the same time or separately. Combinations of such colors create additional colors so that each individual pixel will be capable of producing a full range of colors.

A third technology application is the fabrication of small molecule organic displays on flexible substrates. Flat panel displays are commonly built on glass. The Company believes that its research partners were the first group to announce the deposition of small molecule OLEDs on a flexible substrate, flexibility being a property that was previously believed to be unique to polymer materials. The FOLED(TM) (Flexible OLED) may allow the potential for conformable, lighter weight and thinner electronic displays. It also provides the possibility of fabricating FOLEDs using potentially low cost "roll to roll" processing methods.

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

A fifth technology application involves the use of novel materials and device structures that emit light in OLEDs through the use of Electrophosphorescent materials (PHOLED(TM)) for high efficiency OLEDs. In conventional OLEDs, the light emission is based on the process of fluorescence. The use of electrophosphorescent materials as dopants enables significantly higher efficiencies for OLED displays. It is believed that the use of the Company's PHOLED technology can be up to four times more efficient than the conventional OLED technology. The Company has entered into a Development and License Agreement with PPG Industries, Inc. to assist it in the development and commercialization of OLED materials.

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

While significant advances have been made in the research and development efforts on OLEDs being conducted by the Company and its Research Partners, substantial additional research and development work needs to be performed before products utilizing this technology are manufactured and sold, including issues of operating life, reliability, the development of additional and more fully saturated colors, integration with drive electronics and issues related to scalability into a production environment and cost effective fabrication technologies for transparent, flexible and full color, large area and small area applications. The development of an electrically pumped laser is also necessary before products based on the organic laser are manufactured and sold.

There can be no assurance that the necessary research and development work will be successfully completed and that the Company or its licensees will successfully commercialize any products based upon its proprietary technology.

Commercialization Strategy and Markets

The Company's approach to developing technology and penetrating the electronic display market has three major components: (i) continuing to fund the research and development of OLED technology with its Research Partners and at other academic institutions; (ii) the development of reliable product and process technologies; and (iii) licensing the technology and entering into joint ventures or other strategic relationships with experienced manufacturers (who may have much of the needed infrastructure already in place), suppliers and users of display products, materials and equipment for the manufacture, distribution and sale of OLED display products, materials or equipment using the Company's technology. The Company does not presently intend to become a volume manufacturer of OLED products.

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

During 2000, the Company entered into three commercial agreements.

In July 2000 the Company entered into a Development and License Agreement with Aixtron AG, of Aachen Germany, to further develop and commercialize manufacturing equipment for OLEDs based on a proprietary UDC technology called Organic Vapor Phase Deposition ("OVPD"). Aixtron AG is a world leader in the production of manufacturing equipment for LEDs using MOCVD (Metal-organic chemical vapor deposition) technology. Under the Agreement, UDC and Aixtron are engaging in a joint development program to commercialize OVPD equipment. Aixtron has the exclusive license to produce and sell equipment based on this technology and UDC will receive a royalty from the sale of the equipment. Delivery of the Preproduction OVPD Manufacturing Equipment to UDC's pilot line facility commenced in January 2002.

In September 2000 the Company entered into a License Agreement with Motorola, Inc., whereby the Company obtained an exclusive license, with the sole right to sublicense, to 72 US patents, 6 US patents pending, and certain foreign patents of Motorola, Inc. related to OLEDs. The agreement with Motorola also includes the opportunity to meet with their product development group, although there are no assurances that Motorola, Inc. will purchase any products from the Company or its licensees, or use any of the Company's technology in its products. In connection with the rights granted to the Company under the agreement with Motorola, the Company issued to Motorola 200,000 shares of the Company's Common Stock, 300,000 shares of the Company's Convertible Preferred Stock, and warrants to purchase an additional 150,000 shares of the Company's Common Stock. See Note 6 in Notes to Consolidated Financial Statements.

In October 2000, the Company entered into a five year Development and License Agreement and a seven year Supply Agreement with PPG Industries, Inc. ("PPG"). A team of PPG scientists and engineers are assisting the Company in developing and commercializing the proprietary OLED materials for which the Company has licensing rights. Based upon initial projected staffing requirements, which provide the full time services of seven PPG employees, plus managerial services, PPG's services were estimated at a value of approximately $11 million over the five-year initial period of the Development and License Agreement. PPG is being compensated in the Company's equity for services under the Development and License Agreement. The Company issued to PPG 150,011 shares of Common Stock for its services from the period of October 1, 2000 through December 31, 2001. The Company also issued PPG seven year warrants to purchase 150,011 shares of the Company's Common Stock at a per share exercise price of $24.28. In February 2002, the Company issued 344,379 shares of Common Stock to PPG for services to be rendered in 2002. The increased number of shares was due to an additional scientist being added to the PPG team, and a reduction in the average Common Stock price of UDC during the year (because the average price of Common Stock for the 90 days preceding December 31, 2001 was less than 65% of the average Common Stock price of the Company as defined in the agreement, the price per share for 2002 was based upon a 90-day average ending on December 31, 2001). The Company anticipates issuing to PPG warrants to purchase approximately 344,379 shares of Common Stock in consideration of PPG's 2002 services. See Note 8 in Notes to the Consolidated Financial Statements. PPG also has the right to request that the Company grant royalty-bearing licenses to PPG for use of the Company's OLED technology in certain applications. Under the Supply Agreement, PPG will be the exclusive supplier of the Company's proprietary materials through December 31, 2007. PPG will sell the materials to the Company, which will resell them to OLED manufacturers.

In 2001 the Company entered into three commercial agreements.

In April 2001, the Company and Sony Corporation entered into a non-exclusive Joint Development Agreement focusing on OLED flat panel monitors. Under this Agreement, the parties are developing active matrix OLED displays utilizing UDC's proprietary high efficiency electrophosphorescent material technology and Sony's proprietary low temperature poly silicon active matrix TAC (Top emission Adaptive Current drive) technology.

In April 2001, the Company and Luxell Technologies, Inc. entered into a Technology Development and Cross Licensing Agreement. Under this agreement, the parties will work together to combine UDC's Transparent Organic Light Emitting Device (TOLED) technology with Luxell's high contrast Black Layer (TM) technology. Luxell also obtained a royalty bearing license to UDC's TOLED technology and high efficiency materials for their manufacturing, marketing and sales of the combined Black Layer/TOLED displays. UDC will be the licensor of the combined Black Layer/TOLED technology and the parties will share in the revenues from such licensing activities.

In October 2001, the Company and Samsung SDI entered into a non-exclusive Joint Development Agreement focusing on portable OLED displays. Under the agreement, the parties are developing active matrix OLED displays utilizing UDC's high efficiency phosphorescent materials and top-emitting device structures with Samsung SDI's low temperature poly silicon active matrix architecture.

The Company had the following contracts for programs with agencies of the United States Government during 2001.

In June 2001, the contract value of the Company's Prime Contract from the U.S. Department of Defense Advanced Research Projects Agency (DARPA) for the development of ruggedized full-color flexible OLED displays, was increased to approximately $3.0 million from $1.5 million. The program, which commenced on July 1, 2000, was also extended through June 2002. Pursuant to this contract, the government will pay the Company and its subcontractors approximately $1.6 million and the team members need to supply approximately $1.4 million in goods and services towards the objective of the contract, which is known as a cost share. The subcontractors on the Company's team are: Princeton University; USC; Vitex Systems, a Battelle Company; L-3 Communications Corporation; and Penn State University. As of December 31, 2001 the Company has recognized $888,533 in revenue related to this contract.

In June 2001, the Company was awarded a $132,009 subcontract by Princeton University, pursuant to an 18-month, $700,000 contract Princeton received from DARPA to develop an understanding of the long-term failure mechanisms of OLEDs and OLED displays.

In 2001, the Company completed a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program for further development of its SOLED technology. This award followed the successful completion by the Company of the Phase I contract. Princeton University is a subcontractor under this contract. As of December 31, 2001, the Company has recognized $400,000 in revenue related to this contract.

In February 2001, the Company was awarded a $729,158 Phase II contract under the Department of Defense (DoD) Small Business Innovative Research Program (SBIR) for the development of high efficiency phosphorescent backlights, as a result of the success in the Phase I program. The term of the new program is from February 1, 2001 through March 31, 2003. The Company has subcontracts with Princeton University and USC relating to this Phase II contract.

In February 2002, the Company was awarded a $69,951 Phase I contract by the U.S. Department of the Army to demonstrate the feasibility of using three of its proprietary OLED technologies: high-efficiency phosphorescent (PHOLED), transparent (TOLED) and flexible OLED (FOLED) technologies for a conformable, transparent, high resolution, low power display for the U.S. Army. The term of the program is February 6, 2002 through December 7, 2002.

The Company is a member of the United States Display Consortium ("USDC"), a cooperative industry/government effort aimed at developing an infrastructure to support a North American flat panel display infrastructure. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 130 members, as well as support from DARPA. The Company is one of 18 members on the Governing Board of the USDC.

Research and Development

Research relating to the OLED technology is being conducted at Princeton University's Advanced Technology Center for Photonics and Optoelectronic Materials and at the USC Synthetic Materials Laboratories (on a subcontract basis with Princeton University). In October 1997, the Company entered into a new five year Sponsored Research Agreement (the "1997 Sponsored Research Agreement") for research activities related to Organic Light Emitters, which continues and expands the scope of the Sponsored Research Agreement dated August 1, 1994 (the "1994 Sponsored Research Agreement"). The Company is in process of negotiating an extension to the 1997 Sponsored Research Agreement with Princeton University. In October 1997, the Company, Princeton University and USC also entered into an Amended License Agreement (the "1997 License Agreement"). See "Business--Intellectual Property". The Company is also engaged in research, development and commercialization activities at a 21,000 square foot facility, which it leases in Ewing, New Jersey. The Company moved its operations to an 11,000 square foot facility in the fourth quarter of 1999 and expanded it by an additional 10,000 square feet during 2001.

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

The Company paid Princeton University $758,732 in 2001 pursuant to the 1997 Sponsored Research Agreement. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. From inception to December 31, 2001, the Company has paid an aggregate of $4,202,268 under all agreements with Princeton University. The 1997 Sponsored Research Agreement provides that if Dr. Forrest is unavailable to continue to serve as a Principal Investigator, either because he is no longer associated with Princeton University or otherwise, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the 1997 Sponsored Research Agreement. The Company believes that additional research and development efforts are required for the development of products based upon the OLED technology. See "Business--The Company's OLED Technology". Loss to the Company of the Principal Investigators' services or termination of the 1997 Sponsored Research Agreement would have a material adverse effect on the Company.

In December 1999, the Company and the University of California, Berkeley, entered into a Collaboration Agreement under which the parties are engaged in co-development activities and UDC is funding research at that University respecting very low temperature poly silicon TFT fabrication technology compatible with the Company's FOLED technology. That Agreement concluded in 2001.

In September 2000, the Company entered into a Collaboration Agreement with Penn State University under which the parties are engaged in co-development activities and UDC is funding research at that University respecting amorphous silicon TFT technology compatible with UDC's phosphorescent materials system.

In April 2001, the Company entered into a one year Research Agreement with Massachusetts Institute of Technology ("MIT"), under which the parties are engaged in co-development activities and the Company is funding research at MIT respecting High Efficiency Hybrid Organic/Inorganic Vacuum Deposited Light Emitting Devices.

In May 2001, the Company entered into a two year Contract Research Agreement with the Chitose Institute of Science and Technology ("CIST") of Japan relating to High Efficiency OLED devices and materials.

Intellectual Property

The Company currently owns or has licensing rights to approximately 127 issued US patents, 81 US patents pending and numerous foreign patents and applications. The Company's OLED technology rights are derived principally from two sources. One set of rights is governed by the 1997 Sponsored Research Agreement, and the 1997 License Agreement with Princeton University and USC. Pursuant to such agreements, all patents and other intellectual property rights relating to the OLED technology are the property of Princeton University, or USC, as applicable, and the Company is the worldwide exclusive licensee. The other set of rights are governed by the License Agreement with Motorola, Inc., whereby the Company obtained the license, with the sole right to sublicense, to 78 issued and pending US patents (and additional foreign patents) relating to OLED technology and owned by Motorola, Inc.

Fifty-five patents have been issued to Princeton University and the University of Southern California by the U.S. Patent and Trademark Office in connection with the Sponsored Research. Princeton University and USC have filed approximately 56 additional patent applications relating to the OLED technology in the United States, and have filed for intellectual property protection internationally. In addition, the Company has obtained an exclusive worldwide royalty-free license from USC (the "USC License") to manufacture and market products based on inventions claimed in a patent issued to USC in May 1994, relating to, among other things, a method of depositing ultra-thin, very smooth, ordered organic layers using vacuum deposition.

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

Under the Motorola License Agreement, the Company obtained a license, with the sole right to sublicense, to 78 issued and pending US patents, and certain foreign patent rights, related to OLED technology and owned by Motorola Inc. These patents cover many aspects of OLED technology, including mixed layer and single layer device architectures, packaging and encapsulation, and proprietary materials and drive circuit architectures. Motorola, Inc. received equity in the Company in consideration for the license. The Company is also obligated to make certain minimum royalty payments to Motorola, Inc. and pay Motorola, Inc. a royalty on the Company's licensing revenues. See Notes 6 and 13 to Notes to Consolidated Financial Statements.

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

Several other flat panel display technologies have recently been developed or are being developed, such as field emissive, inorganic electroluminescent, inorganic LED, plasma, and vacuum fluorescent displays. Field emissive displays, which essentially employ an array of miniature CRTs, may be efficient in converting electrical power into light at a relatively low cost, but high voltage power sources and high temperature fabrication equipment may be required. Inorganic electroluminescent displays offer better contrast and broader viewing angles than LCDs and gas plasma displays, but also use more power than LCDs and are difficult to view in bright ambient light. As plasma displays, used in outdoor signs, some laptop computers and recently introduced for large screen televisions are durable and reliable, have long lives and superior video speed (useful in video applications) but have high power requirements; dot matrix display panels on copiers, microwave ovens and video cassette recorders, have superior brightness, are inexpensive and are capable of providing full color, but are difficult to manufacture and have high power requirements, making them unsuitable for portable products.

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

In addition, a number of companies, including those mentioned above, and Eastman Kodak Company, Pioneer Electric Corporation, Sharp Corporation, Sanyo Corporation, TDK Corporation, Mitsubishi Chemical Corporation, Ritek Corporation, Lite Array Corporation, Nippon Seiki Corporation, Seiko-Epson Corporation, Dupont Displays, Cambridge Display Corporation and Idemitsu Corporation are engaged in research, development and commercialization activities with respect to technology using OLEDs. Pioneer Electric Corporation is presently manufacturing products using OLED technology, and other companies have announced plans to manufacture products based on OLEDs. Eastman Kodak and Sanyo Corporation have formed a joint venture, SK Corporation, to manufacture OLED displays and Eastman Kodak Company has licensed its OLED technology to third parties. There can be no assurance that the Company will be able to compete successfully, license its technology, or develop commercial applications for its OLED technologies.

Employees

As of December 31, 2001, the Company has 37 employees, 36 of whom are full-time employees. The Company believes that its relations with its employees are good.

Facilities

The Company's corporate offices and research facility are located at 375 Phillips Boulevard, Ewing, New Jersey.

ITEM 2.     PROPERTIES

The Company currently leases approximately 21,000 square feet of space for its operations in Ewing, New Jersey. In 1999, the Company signed a lease for 11,000 square feet. The Company entered into a new lease for an additional 10,000 square feet in the Ewing location, which commenced in April 2001. The Company also leases approximately 900 square feet of office space in Coeur D'Alene, Idaho.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:


        Name                Age                Position
        ----                ---                --------
Sherwin I. Seligsohn         66          Chairman, Chief Executive Officer and Director
Steven V. Abramson           50          President, Chief Operating Officer and Director
Sidney D. Rosenblatt         54          Executive Vice President, Chief Financial Officer,
                                         Treasurer, Secretary and Director
Julia J. Brown               41          Vice President of Technology Development

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

Sidney D. Rosenblatt has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since June 1995. He has been a member of the Board of Directors since May 1996. Mr. Rosenblatt is also Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Global, and a member of its Board of Directors. Mr. Rosenblatt is the owner of and served as the President of S.Zitner Company from August 1990 through December 1998. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital. Mr. Rosenblatt sits on the Board of Directors of various non-profit organizations.

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

                                                         High           Low
                                                         Close         Close
                2000
                       First Quarter                    $34.25        $12.63
                       Second Quarter                    29.69         11.88
                       Third Quarter                     31.88         19.19
                       Fourth Quarter                    20.75          6.00

                2001
                       First Quarter                     14.13          7.03
                       Second Quarter                    20.00          7.88
                       Third Quarter                     16.32          6.61
                       Fourth Quarter                     9.88          6.55

As of March 18, 2002, there were more than 300 holders of record of the Company's Common Stock. The Company's Common Stock is listed on the Nasdaq National Market under the symbol PANL.

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

                                                                       Fiscal Year Ended December 31,
                                        -----------------------------------------------------------------------------------------
                                              2001               2000              1999              1998               1997
                                              ----               ----              ----              ----               ----
Operating Results:
Total revenue                              $ 1,252,901         $ 492,756         $ 519,536         $ 368,794           $ 93,605
Research and development expense            12,385,036         7,109,205         3,171,497         1,419,394          4,207,898
General and administrative expense           3,915,854         3,261,113         2,727,856         1,933,976          1,986,628
Net loss                                   (16,356,100)       (9,529,046)       (5,125,006)       (2,793,842)        (5,927,718)
Net loss applicable to
  Common shareholders                      (18,873,436)       (9,529,046)       (5,125,006)       (2,793,842)        (5,927,718)
Net loss per share, basic and
  diluted                                        (1.11)            (0.62)            (0.42)            (0.27)             (0.64)

Balance Sheet Data:
Total assets                               $48,569,569      $ 32,079,794      $ 10,316,850        $3,078,994         $5,417,577
Current liabilities                         10,464,037         1,670,016           873,761           495,320            280,240
Capital lease obligations                       12,827            16,619            20,021                 -                  -
Shareholders' equity                        38,096,782        29,826,804         9,426,470         2,583,674          5,137,337

Other Financial Data:
Working capital                            $17,994,383        $9,252,130       $ 5,704,913        $2,429,390         $5,003,863
Capital expenditures                         1,790,564         1,540,577         3,680,122            26,689             23,287
Acquired technology                                 --        16,924,968                --                --                 --
Weighted average Common
  Shares, basic and diluted                 16,994,537        15,260,837        12,269,943        10,310,353          9,327,521
Shares of Common Stock
  outstanding                               18,093,124        16,440,286        13,714,563        10,312,943         10,302,268

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since inception, the Company has been engaged, and for the foreseeable future expects to continue to be engaged, exclusively in the research and development and commercialization of its OLED technology for use in flat panel displays and other applications. To date, the Company has generated minimal revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, that it successfully demonstrates that its OLED technology is commercially viable for one or more flat panel display and other applications and receives revenue from license agreements, joint ventures or strategic alliances with third parties with respect to the technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $47,101,825 at December 31, 2001.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The Company had a net loss applicable to Common shareholders of $18,873,436 (or $1.11 per share) for the year ended December 31, 2001 compared to a net loss applicable to Common shareholders of $9,529,046 (or $.62 per share) for the year ended December 31, 2000. The increase in net loss applicable to Common shareholders was primarily attributed to the following: (i) the increase in cash and non-cash research and development expenses (ii) the increase in non-cash interest expense on convertible promissory notes and (iii) non-cash deemed dividends associated with the private placement in 2001 (see Note 10 in Notes to Consolidated Financial Statements).

The Company earned $1,058,571 from contract research revenue in 2001 compared to $492,756 in 2000. The revenue was derived principally from the following: (i) $723,034 recognized under an 24-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $225,079 recognized under a two-year DoD Phase II SBIR Army Contract, and (iii) $105,536 of final revenue were recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, which was completed on December 31, 2001. The Company also earned $194,330 from the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. The Company commenced evaluation chemical sales in the fourth quarter of 2000. During 2001 the Company received non-refundable cash payments of $450,000 in the aggregate in connection with joint development and technology evaluation agreements, which it recorded as unearned revenue. In 2000, contract revenue consisted of: (i) $20,680 recognized from the final payments under a subcontract with Princeton University, pursuant to a three year, $3 million contract Princeton University received from DARPA, (ii) $70,000 recognized from the completion of a DoD SBIR Phase I program, (iii) $42,113 recognized from a DoD SBIR Phase I Option, (iv) $194,464 recognized from an NSF Phase II program and (v) $165,499 recognized from the DARPA Phase I program.

Research and development expenses were $12,385,036 for the year ended December 31, 2001 compared to $7,109,205 for the year ended December 31, 2000. For the year ended December 31, 2001, research and development expenses consisted of:
(i) costs incurred in the amount of $5,287,884 for the development of and operations in the Company's facility, (ii) costs incurred in the amount of $940,480 for patent applications, prosecution and other intellectual property rights, (iii) costs incurred in the amount of $833,732 to the Company's Research Partners (see Note 5 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (iv) non-cash charges in the amount of $2,283,182 incurred in connection with the PPG development agreement (see Notes 8 and 11 in Notes to Consolidated Financial Statements), (v) a non-cash charge of $1,695,072 for the amortization of the Company's acquired technology (see
Note 6 in Notes to Consolidated Financial Statements) and (vi) non-cash charges in the amount of $1,344,686 recorded for the warrants and options issued to Scientific Advisory Board members (see Note 11 in Notes to Consolidated Financial Statements). For the year ended December 31, 2000, research and development expenses consisted of: (i) costs incurred in the amount of $3,422,198 for the development of and operations in the Company's new facility,
(ii) costs incurred in the amount of $1,227,184 for patent applications, prosecution and other intellectual property rights, (iii) payments in the amount of $733,230 to the Company's Research Partners (see Note 5 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement,
(iv) a non-cash charge in the amount of $663,111 incurred in connection with the PPG development agreement (see Notes 8 and 11 in Notes to Consolidated Financial Statements), (v) a non-cash charge in the amount of $602,683 recorded for the warrants and options issued to Scientific Advisory Board members (see Notes 11 and 14 in Notes to Consolidated Financial Statements) and (vi) a non-cash charge of $460,799 for the amortization of the Company's acquired technology (see Note 6 in Notes to Consolidated Financial Statements).

General and administrative expenses were $3,915,854 for the year ended December 31, 2001 compared to $3,261,113 for the year ended December 31, 2000. The increase in general and administrative expenses is mainly due to increased costs associated with the expansion of the Company's facility and additional employees.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The Company had a net loss of $9,529,046 (or $.62 per share) for the year ended December 31, 2000 compared to a net loss of $5,125,006 (or $.42 per share) for the year ended December 31, 1999. The increase in net loss was primarily attributable to the increase in research and development expenses.

The Company earned $492,756 from contract revenue in 2000 compared to $519,536 in 1999. In 2000, contract revenue consisted of: (i) $194,464 recognized from an NSF Phase II program and (ii) $165,499 recognized from a DARPA Phase I program,
(iii) $70,000 recognized from the completion of a DoD SBIR Phase I program, (iv) $42,113 recognized from a DoD SBIR Phase I Option, (v) $20,680 recognized from the final payments under a subcontract with Princeton University, pursuant to a three year, $3 million dollar contract Princeton University received from DARPA. In 1999, contract revenue was derived primarily from the continuation of a subcontract with Princeton University, pursuant to a three year, $3 million dollar contract Princeton University received from DARPA and the initial payment from the NSF Phase II program.

Research and development expenses were $7,109,205 for the year ended December 31, 2000 compared to $3,171,497 for the year ended December 31, 1999. For the year ended December 31, 2000, research and development expenses consisted of:
(i) costs incurred in the amount of $3,422,198 for the development of and operations in the Company's new facility, (ii) costs incurred in the amount of $1,227,184 for patent applications, prosecution and other intellectual property rights, (iii) payments in the amount of $733,230 to the Company's Research Partners (see Note 5 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement, (iv) a non-cash charge in the amount of $663,111 incurred in connection with the PPG development agreement (see Notes 8 and 11 in Notes to Consolidated Financial Statements), (v) a non-cash charge in the amount of $602,683 recorded for the warrants and options issued to Scientific Advisory Board members (see Notes 9 and 14 in Notes to Consolidated Financial Statements) and (vi) a non-cash charge of $460,799 for the amortization of the Company's acquired technology (see Note 6 in Notes to Consolidated Financial Statements). Research and development expenses in 1999 consisted of (i) costs incurred in the amount of $1,772,584 for the development and construction of and operations in the Company's new facility, (ii) payments in the amount of $854,463 for patent applications, prosecution and other intellectual property rights, (iii) payments in the amount of $544,450 to the Company's Research Partners (see Note 5 in Notes to Consolidated Financial Statements) under the 1997 Sponsored Research Agreement.

General and administrative expenses were $3,261,113 for the year ended December 31, 2000 compared to $2,727,856 for the year ended December 31, 1999. The increase in general and administrative expenses is mainly due to the commencement of operations in the Company's new facility.

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $7,883,132, restricted cash of $15,162,414 and short-term investments of $4,516,199 compared to cash and cash equivalents of $7,701,040 and short-term investments of $2,704,220 at December 31, 2000.

During 2001, warrants and options to purchase 271,431 shares of Common stock were exercised, resulting in net cash proceeds of $1,127,510 to the Company.

Also during 2001, the Company received non-refundable cash payments of $450,000 in the aggregate in connection with joint development and technology evaluation agreements, which the Company recorded as unearned income.

In the fourth quarter of 2001, the Company commenced construction on the expansion of its current location in Ewing, New Jersey. During the year, the Company incurred costs of $1,376,737 relating to the construction and the purchase of equipment for the expansion. Remaining construction commitments at December 31, 2001 are approximately $844,000.

In August 2001, the Company sold in a private placement 5,000 shares of Series C convertible preferred stock ("Series C") and warrants to purchase shares of the Company's Common Stock and issued secured convertible debentures (see Note 10 in Notes to Consolidated Financial Statements), resulting in net cash proceeds of $4,496,477 and restricted cash proceeds of $15,000,000. The Company's obligation under the convertible debentures ("Notes") is secured by irrevocable letters of credit issued with a face amount equal to the outstanding principal of the related Notes. The $15,000,000 proceeds from the sale of the Notes has been pledged as collateral to the bank issuing the letters of credit. As the Notes are converted or repaid, the Company has access to the funds raised from the sale of the Notes in amounts corresponding to the portion of the Notes that are converted or repaid.

In December 2001, the Company completed the second tranche of its August 2001 private placement by selling 5,000 shares of Series D convertible preferred stock ("Series D") and warrants from the completion of its private placement resulting in additional net cash proceeds of $4,640,602. In December 2001, all shares of Series C and Series D were converted to Common Stock.

In the first quarter of 2001, the Company received additional net cash proceeds of $1,348,984 from the completion of its December 2000 private placement issuing an additional 158,704 units. In December 2000, the Company sold in a private placement 631,527 units, each unit consisting of one share of the Company's Common Stock and one warrant with an exercise price of $10.00, resulting in proceeds of $5,367,979. The units were issued at $8.50 per unit. Also, during 2000, warrants and options to purchase 1,754,353 shares of the Company's Common Stock were exercised, resulting in cash proceeds of $6,854,843.

Net working capital increased to $17,994,383 at December 31, 2001 from working capital of $9,252,130 at December 31, 2000, due primarily to the proceeds received in connection with the private placements and exercise of warrants and options during 2001. However, the working capital would be $11,120,208 if the restricted cash and debentures were not included. The Company's net cash used in operating activities was $7,702,583, $6,493,590, and $4,298,026 in 2001, 2000
and 1999, respectively. Non-cash expenses related to the issuance of Common Stock, warrants and options and the amortization of discounts relating to the issuance of convertible debt (see Note 10 in Notes to Consolidated Financial Statements) were $5,705,890, $1,275,794 and $507,025 in 2001, 2000 and 1999,
respectively.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights) that it has sufficient cash to meet its obligations for 2002. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period is subject to extension. The remaining obligation of the Company under that agreement is $2,357,659. The Company expects funding under this agreement in 2002 to be less than the $1.1 million maximum per the agreement. Substantial additional funds will be required for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Revenue recognition

Contract revenues represent reimbursements by government entities for all or a portion of the research and development costs the Company incurs related to the contracts. Revenues are recognized proportionally as the research and development costs are incurred.

Development chemical revenues represent the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. Revenues are recognized at the time of shipment and passage of title.

The Company also receives non-refundable advanced license payments in connection with certain joint development and technology evaluation agreements it enters into. These payments are deferred until a license agreement is executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues will be recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement.

Valuation of acquired technology

The Company continually reviews its acquired technology for events or changes in circumstances that may indicate that the carrying value may not be recoverable. Factors considered important which could cause impairment include significant changes in the manner of the Company's use of its acquired patents or the strategy of the Company's overall business and patents owned by competitors or others in the same field of use.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto of the Company are attached hereto beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 27, 2002 under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference. Information regarding the Company's executive officers is included in Part I on page 11 herein.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this 10-K:

           1. Financial Statements:

               Report of Independent Public Accountants.................................F-2
               Consolidated Balance Sheets..............................................F-3
               Consolidated Statements of Operations....................................F-4
               Consolidated Statements of Shareholders' Equity (Deficit)................F-5
               Consolidated Statements of Cash Flows....................................F-6
               Notes to Consolidated Financial Statements...............................F-7

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

Exhibit
Number                       Description
------                       -----------

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

4.2         Specimen warrant certificate representing the Warrants. (3)

4.3         Form of Public Warrant Agreement. (1)

4.4         Form of Underwriter's Warrant Agreement. (1)

4.5         Statement of Designations and Preferences of Series A
            Non-Convertible Preferred Stock. (3)

4.6 Statement of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (9)

4.7 Statement of Designations, Preferences and Rights of Series D Convertible Preferred Stock (9)

4.8 Convertible Promissory Note dated as of August 22, 2001 payable to the order of Pine Ridge Financial Inc. (8)

4.9 Convertible Promissory Note dated as of August 22, 2001 payable to the order of Strong River Investments, Inc. (8)

4.10        Amended and Restated Warrant of Strong River Investments, Inc.
            to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (9)

4.11 Amended and Restated Warrant of Pine Ridge Financial Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (9)

4.12        Amended and Restated Warrant of Strong River Investments, Inc.
            to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (9)

4.13 Amended and Restated Warrant of Pine Ridge Financial Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (9)

4.14        Amended and Restated Warrant of Strong River Investments, Inc.
            to Purchase 214,746 Shares of Common Stock dated as of August 22, 2001 (9)

4.15 Amended and Restated Warrant of Pine Ridge Financial Inc. to Purchase 214,746 Shares of Common Stock dated as of August 22, 2001 (9)

4.16 Warrant of Gerard Klauer Mattison & Co., Inc. to Purchase 186,114 Shares of Common Stock dated as of August 22, 2001 (8)


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

10.27 Letter Agreement dated September 20, 1995 Agreeing to a Royalty Rate between the Trustees of Princeton University and the Company. (3)

10.28 Agreement and Plan of Reorganization dated as of April 6, 1995 between Enzymatics, Inc., Enzymatics Merger Subsidiary, Inc. and the Company. (3)

10.29 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. (3)

10.30  #    Warrant Agreement dated April 25, 1996 between the Company and
            Steven V. Abramson. (4)

10.31  #    Warrant Agreement dated April 25, 1996 between the Company and
            Sherwin Seligsohn. (4)

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

10.36 License Agreement between the Company and Motorola, Inc. dated as of September 29, 2000. (2)

10.37 Development and License Agreement dated as of October 1, 2000 by and between PPG Industries, Inc. and the Company. (6)

10.38 Form of Warrant Agreement issuable by the Company to PPG Industries, Inc. pursuant to the Development and License Agreement. (6)

10.39 Amendment Number 1 to the Development and License Agreement dated as of March 7, 2001 by and between PPG Industries, Inc. and the Company. (6)

10.40 # Form of Warrant Agreement dated as of April 18, 2000 between the Company and Julia Brown. (7)

10.41 Termination, Amendment and License Agreement by and among the Company, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University dated as of July 19, 2000. (2)

10.42 Securities Purchase Agreement dated as of August 22, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (8)

10.43 Registration Rights Agreement dated as of August 22, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (8)

10.44 Voting Agreement dated as of August 22, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (8)

10.45 Pledge Agreement dated as of August 22, 2001 by UDC, Inc. in favor of First Union National Bank (8)

10.46 Control Agreement dated as of August 22, 2001 among First Union National Bank, in its capacity as the issuer of two standby letters of credit, UDC, Inc. and First Union National Bank, in its capacity as custodian (8)

10.47 Guaranty and Suretyship Agreement dated as of August 22, 2001 made by the Company in favor of First Union National Bank (8)

10.48 Irrevocable Standby Letter of Credit issued by First Union National Bank in favor of Pine Ridge Financial Inc. (8)

10.49 Irrevocable Standby Letter of Credit issued by First Union National Bank in favor of Strong River Investments, Inc. (8)

10.50 First Amendment to Securities Purchase Agreement dated as of September 20, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (9)

10.51 Second Amendment to Securities Purchase Agreement dated as of November 1, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (9)

10.52 First Amendment to Registration Rights Agreement dated as of November 1, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (9)

10.53 Exchange Agreement dated as of November 2, 2001 among the Company, Pine Ridge Financial Inc. and Strong River Investments, Inc. (9)

21  *       Subsidiaries of the Registrant.

23  *       Consent of Arthur Andersen LLP

99.1*       Letter regarding independent public accountants

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

(5) Filed as Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

(6) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-50990) on Form S-3 filed with the Securities and Exchange Commission.

(7) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

(8) Filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission September 6, 2001 and incorporated herein by reference.

(9) Filed as an Exhibit to Registration Statement (No. 333-72846) on Form S-3 filed with the Securities and Exchange Commission.

Note: Any of the exhibits listed in the foregoing index not included with this Annual Report on Form 10-K may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

         (b) No reports were filed on Form 8-K during the fiscal quarter ended December 31, 2001.

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

                           Date: March 29, 2002

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


         Name                                        Title                                     Date
         ----                                        -----                                     ----
/s/ Sherwin I. Seligsohn         Chairman of Board and Chief Executive Officer            March 29, 2002
-----------------------------
Sherwin I. Seligsohn

/s/ Steven V. Abramson           President, Chief Operating Officer and Director          March 29, 2002
----------------------------
Steven V. Abramson

/s/ Sidney D. Rosenblatt         Executive Vice President, Chief Financial Officer,       March 29, 2002
-----------------------------    Treasurer, Secretary and Director
Sidney D. Rosenblatt

/s/ Leonard Becker               Director                                                 March 29, 2002
-----------------------------
Leonard Becker

/s/ Elizabeth Gemmil             Director                                                 March 29, 2002
-----------------------------
Elizabeth Gemmil

/s/ C. Keith Hartley             Director                                                 March 29, 2002
-----------------------------
C. Keith Hartley

/s/ Lawrence Lacerte             Director                                                 March 29, 2002
-----------------------------
Lawrence Lacerte

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

    Report of Independent Public Accountants.............................. F-2

    Consolidated Balance Sheets........................................... F-3

    Consolidated Statements of Operations................................. F-4

    Consolidated Statements of Shareholders' Equity (Deficit)............. F-5

    Consolidated Statements of Cash Flows................................. F-6

    Notes to Consolidated Financial Statements............................ F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Universal Display Corporation:


We have audited the accompanying consolidated balance sheets of Universal Display Corporation (a Pennsylvania corporation in the development-stage) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (June 17, 1994) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Display Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (June 17, 1994) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ ARTHUR ANDERSEN LLP











Philadelphia, Pennsylvania
March 5, 2002

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 December 31,      December 31,
                                                                                     2001              2000
                                                                                 -----------       -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 7,883,132       $ 7,701,040
     Short-term investments                                                        4,516,199         2,704,220
     Restricted cash (Note 10)                                                    15,162,414                --
     Accounts receivable                                                             540,855           312,076
     Prepaid and other current assets                                                355,820           204,810
                                                                                 -----------       -----------
        Total current assets                                                      28,458,420        10,922,146

PROPERTY AND EQUIPMENT, net                                                        5,296,177         4,630,257
ACQUIRED TECHNOLOGY, net                                                          14,794,847        16,489,919
DEPOSITS                                                                              20,125            37,472
                                                                                 -----------       -----------

                                                                                 $48,569,569       $32,079,794
                                                                                 ===========       ===========

         LIABILITIES, REDEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Convertible promissory notes (face value of $15,000,000,
     net of discounts) (Note 10)                                                 $ 8,288,239       $        --
   Capital lease obligations                                                           4,228             3,759
   Accounts payable                                                                  649,100           816,131
   Accrued expenses                                                                1,072,621           850,126
   Deferred license fees                                                             450,000                --
                                                                                 -----------       -----------
        Total current liabilities                                                 10,464,188         1,670,016
                                                                                 -----------       -----------

CAPITAL LEASE OBLIGATIONS                                                              8,599            12,860
                                                                                 -----------       -----------

REDEEMABLE COMMON STOCK (Note 8)                                                          --           570,114
                                                                                 -----------       -----------

COMMITMENTS (Note 13)

SHAREHOLDERS' EQUITY:

   Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
     200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock issued and outstanding
     (liquidation value of $21.48 per shares or $6,444,000), 5,000 shares of
     Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible
     Preferred stock authorized and none outstanding                                   5,000             5,000
   Common Stock, par value $.01 per share, 50,000,000 shares authorized,
     18,093,124 and 16,440,286 shares issued and outstanding                         180,931           164,403
   Additional paid-in capital                                                     85,016,601        57,885,790
   Accumulated other comprehensive loss                                               (3,925)               --
   Deficit accumulated during development-stage                                  (47,101,825)      (28,228,389)
                                                                                 -----------       -----------

         Total shareholders' equity                                              $38,096,782       $29,826,804
                                                                                 ===========       ===========

                                                                                 $48,569,569       $32,079,794
                                                                                 ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                   ----------------------------------------------
                                                                                       Period from
                                                                                        Inception
                                                                                   (June 17, 1994) to
                                       2001             2000             1999       December 31, 2001
                                   ------------     ------------     ------------   -----------------
REVENUE:
     Contract research revenue     $  1,058,571     $    492,756     $    519,536     $  2,533,262
     Development chemicals              194,330             --               --            194,330
                                   ------------     ------------     ------------     ------------

        Total revenue                 1,252,901          492,756          519,536        2,727,592
                                   ------------     ------------     ------------     ------------

OPERATING EXPENSES:
     Research and development        12,385,036        7,109,205        3,171,497       31,315,337
     General and administrative       3,915,854        3,261,113        2,727,856       15,774,211
                                   ------------     ------------     ------------     ------------

       Total operating expenses      16,300,890       10,370,318        5,899,353       47,089,548
                                   ------------     ------------     ------------     ------------

       Operating loss               (15,047,989)      (9,877,562)      (5,379,817)     (44,361,956)
                                   ------------     ------------     ------------     ------------

INTEREST INCOME                         540,031          348,516          254,811        1,625,609

INTEREST EXPENSE                     (1,848,142)            --               --         (1,848,142)
                                   ------------     ------------     ------------     ------------

NET LOSS                           $(16,356,100)    $ (9,529,046)    $ (5,125,006)    $(44,584,489)
                                   ------------     ------------     ------------     ------------

DEEMED DIVIDENDS TO PREFERRED
SHAREHOLDERS (Notes 9 and 10)        (2,517,336)            --               --         (2,517,336)
                                   ------------     ------------     ------------     ------------


NET LOSS APPLIABLE TO COMMON
SHAREHOLDERS                       $(18,873,436)    $ (9,529,046)    $ (5,125,006)    $(47,101,825)
                                   ============     ============     ============     ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                       $      (1.11)    $      (0.62)    $      (0.42)
                                   ============     ============     ============
WEIGHTED AVERAGE SHARES USED IN
COMPUTING BASIC AND DILUTED NET
LOSS PER COMMON SHARE                16,994,537       15,260,837       12,269,943
                                   ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                       Series A Nonconvertible
                                                                                                           Preferred Stock
                                                                                                   -------------------------------
                                                                                                        Shares            Amount
                                                                                                   -------------     -------------
BALANCE, INCEPTION (JUNE 17, 1994)                                                                           --      $         --
   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                                   --                --
   Recapitalization by issuance of Common Stock to Enzymatics, Inc.                                          --                --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements                                                                            200,000             2,000
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000                  --                --
   Issuance of Common Stock options                                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1995                                                                               200,000             2,000
   Issuance of Common Stock in Initial Public Offering on April 11, 1996                                     --                --
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1996                                                                               200,000             2,000
   Exercise of private placement warrants                                                                    --                --
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement                --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                               200,000             2,000
   Exercise of private placement warrants                                                                    --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1998                                                                               200,000             2,000
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock in connection with the executive employee bonus                                  --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                               200,000             2,000
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                               --                --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                               200,000             2,000
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Convertible Preferred stock and warrants through private placement, net of
     expenses of $863,021                                                                                    --                --
   Exchange of Series C to Series C-1 (Note 10)                                                              --                --
   Issuance of Common Stock upon conversion of Convertible Preferred Stock                                   --                --
   Deemed dividends to Preferred Shareholders                                                                --                --
   Issuance of Common Stock and warrants through private placement                                           --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Unrealized loss on available-for-sale securities                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
   Comprehensive loss                                                                                        --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2001                                                                               200,000     $       2,000
                                                                                                   =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                       Series B Nonconvertible
                                                                                                           Preferred Stock
                                                                                                   -------------------------------
                                                                                                        Shares            Amount
                                                                                                   -------------     -------------
BALANCE, INCEPTION (JUNE 17, 1994)                                                                           --       $        --
   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                                   --                --
   Recapitalization by issuance of Common Stock to Enzymatics, Inc.                                          --                --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements                                                                                --                --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000                  --                --
   Issuance of Common Stock options                                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1995                                                                                   --                --
   Issuance of Common Stock in Initial Public Offering on April 11, 1996                                     --                --
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1996                                                                                   --                --
   Exercise of private placement warrants                                                                    --                --
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement                --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                                   --                --
   Exercise of private placement warrants                                                                    --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1998                                                                                   --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock in connection with the executive employee bonus                                  --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                                   --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                           300,000             3,000
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                               300,000             3,000
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Convertible Preferred stock and warrants through private placement, net of
       expenses of $863,021                                                                                  --                --
   Exchange of Series C to Series C-1 (Note 10)                                                              --                --
   Issuance of Common Stock upon conversion of Convertible Preferred Stock                                   --                --
   Deemed dividends to Preferred Shareholders                                                                --                --
   Issuance of Common Stock and warrants through private placement                                           --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Unrealized loss on available-for-sale securities                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
   Comprehensive loss                                                                                        --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2001                                                                               300,000     $       3,000
                                                                                                   =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                          Series C Convertible          Series C-1 Convertible
                                                                            Preferred Stock                Preferred Stock
                                                                         ------------------------       -----------------------
                                                                          Shares          Amount         Shares          Amount
                                                                         --------        --------       --------        -------
BALANCE, INCEPTION (JUNE 17, 1994)                                            --         $   --              --         $   --
   Net Loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------

BALANCE, DECEMBER 31, 1994                                                    --             --              --             --
   Recapitalization by issuance of Common Stock to
       Enzymatics, Inc.                                                       --             --              --             --
   Issuance of Common Stock options to former sole director
       of Enzymatics, Inc. to satisfy an Enzymatics, Inc.
       liability                                                              --             --              --             --
   Issuance of Series A Nonconvertible Preferred Stock in
       connection with assignment of research and license agreements          --             --              --             --
   Issuance of Common Stock through private Placements, net of
       issuance expenses of $50,000                                           --             --              --             --
   Issuance of Common Stock options                                           --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------
BALANCE, DECEMBER 31, 1995                                                    --             --              --             --
   Issuance of Common Stock in Initial Public Offering on
       April 11, 1996                                                         --             --              --             --
   Issuance of Common Stock warrants                                          --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------
BALANCE, DECEMBER 31, 1996                                                    --             --              --             --
   Exercise of private placement warrants                                     --             --              --             --
   Issuance of Common Stock warrants                                          --             --              --             --
   Issuance of Common Stock options                                           --             --              --             --
   Issuance of Common Stock and warrants in connection with 1997
       Sponsored Research Agreement                                           --             --              --             --
   Exercise of Common Stock options and warrants                              --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------

BALANCE, DECEMBER 31, 1997                                                    --             --              --             --
   Exercise of private placement warrants                                     --             --              --             --
   Exercise of Common Stock options and warrants
   Issuance of Common Stock warrants                                          --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------
BALANCE, DECEMBER 31, 1998                                                    --             --              --             --
   Exercise of Common Stock options and warrants                              --             --              --             --
   Issuance of Common Stock and warrants through private
       placement, net of expenses of $488,220                                 --             --              --             --
   Issuance of Common Stock for purchase of equipment                         --             --              --             --
   Issuance of Common Stock in connection with the executive
       employee bonus                                                         --             --              --             --
   Issuance of Common Stock options to non-employees                          --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------
BALANCE, DECEMBER 31, 1999                                                    --             --              --             --
   Exercise of Common Stock options and warrants                              --             --              --             --
   Issuance of Common Stock and warrants through private
       placement, net of expenses of $311,313                                 --             --              --             --
   Issuance of Common Stock for purchase of equipment                         --             --              --             --
   Issuance of Common Stock options to non employees                          --             --              --             --
   Issuance of Redeemable Common Stock, options and warrants
       in connection with the Development Agreements                          --             --              --             --
   Issuance of Common Stock, Preferred Stock Series B, and
       warrants in connection with the purchase of intangibles                --             --              --             --
   Issuance of Common Stock options and warrants to Scientific
       Advisory Board                                                         --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------
BALANCE, DECEMBER 31, 2000                                                    --             --              --             --
   Exercise of Common Stock options and warrants                              --             --              --             --
   Issuance of Convertible Preferred Stock through private
       placement, net of expenses of $863,021                              5,000             50              --             --
   Exchange of Series C to Series C-1 (Note 10)                           (5,000)           (50)          5,000             50
   Issuance of Common Stock upon conversion of Convertible
       Preferred Stock                                                        --             --          (5,000)           (50)
   Deemed dividends to Preferred Shareholders                                 --             --              --             --
   Issuance of Common Stock and warrants through private
       placement                                                              --             --              --             --
   Issuance of Common Stock for purchase of equipment                         --             --              --             --
   Issuance of Common Stock options to non-employees                          --             --              --             --
   Issuance of Common Stock, options and warrants in connection
       with the Development Agreements                                        --             --              --             --
   Issuance of Common Stock options and warrants to Scientific
       Advisory Board                                                         --             --              --             --
   Unrealized loss on available-for-sale securities                           --             --              --             --
   Net loss                                                                   --             --              --             --
                                                                          -------        -------         -------        -------
   Comprehensive loss                                                         --             --              --             --
                                                                          -------        -------         -------        -------
BALANCE, DECEMBER 31, 2001                                                    --         $   --              --         $   --
                                                                          =======        =======         =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                        Series D Convertible
                                                                                                           Preferred Stock
                                                                                                   --------------------------------
                                                                                                        Shares            Amount
                                                                                                   ---------------   --------------
BALANCE, INCEPTION (JUNE 17, 1994)                                                                           --       $        --
   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                                   --                --
   Recapitalization by issuance of Common Stock to Enzymatics, Inc.                                          --                --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements                                                                                --                --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000                  --                --
   Issuance of Common Stock options                                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1995                                                                                   --                --
   Issuance of Common Stock in Initial Public Offering on April 11, 1996                                     --                --
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1996                                                                                   --                --
   Exercise of private placement warrants                                                                    --                --
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement
       (Note 5)                                                                                              --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                                   --                --
   Exercise of private placement warrants                                                                    --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1998                                                                                   --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock in connection with the executive employee bonus                                  --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                                   --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313              --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                               --                --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                                   --                --
   Exercise of Common Stock options and warrants                                                             --                --
   Issuance of Convertible Preferred Stock and warrants through private placement, net of
        expenses of $863,021                                                                              5,000                50
   Exchange of Series C to Series C-1 (Note 10)                                                              --                --
   Issuance of Common Stock upon conversion of Convertible Preferred Stock                               (5,000)              (50)
   Deemed dividends to Preferred Shareholders                                                                --                --
   Issuance of Common Stock and warrants through private placement                                           --                --
   Issuance of Common Stock for purchase of equipment                                                        --                --
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Unrealized loss on available-for-sale securities                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
   Comprehensive loss                                                                                        --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2001                                                                                   --      $         --
                                                                                                   =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                              Common Stock
                                                                                                   --------------------------------
                                                                                                         Shares           Amount
                                                                                                   ---------------   --------------
BALANCE, INCEPTION - (JUNE 17, 1994)                                                                   6,000,000     $       6,000
   Net Loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1994                                                                             6,000,000             6,000
   Recapitalization by issuance of Common Stock to Enzymatics, Inc.                                      523,268            59,233
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --                --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements                                                                                --                --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000            1,114,000            11,140
   Issuance of Common Stock options                                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1995                                                                             7,637,268            76,373
   Issuance of Common Stock in Initial Public Offering on April 11, 1996                               1,300,000            13,000
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1996                                                                             8,937,268            89,373
   Exercise of private placement warrants                                                              1,124,000            11,240
   Issuance of Common Stock warrants                                                                         --                --
   Issuance of Common Stock options                                                                          --                --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement            200,000             2,000
   Exercise of Common Stock options and warrants                                                          41,000               410
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------

BALANCE, DECEMBER 31, 1997                                                                            10,302,268           103,023
   Exercise of private placement warrants                                                                    675                 7
   Exercise of Common Stock options and warrants                                                          10,000               100
   Issuance of Common Stock warrants                                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1998                                                                            10,312,943           103,130
   Exercise of Common Stock options and warrants                                                       1,687,586            16,876
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220        1,414,034            14,140
   Issuance of Common Stock for purchase of equipment                                                    100,000             1,000
   Issuance of Common Stock in connection with the executive employee bonus                              200,000             2,000
   Issuance of Common Stock options to non-employees                                                         --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 1999                                                                            13,714,563           137,146
   Exercise of Common Stock options and warrants                                                       1,754,353            17,544
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313          631,527             6,315
   Issuance of Common Stock for purchase of equipment                                                     89,843               898
   Issuance of Common Stock options to non-employees                                                         --                --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --                --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                           250,000             2,500
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2000                                                                            16,440,286           164,403
   Exercise of Common Stock options and warrants                                                         271,431             2,714
   Issuance of Convertible Preferred Stock  and warrants through private placement, net of
       expenses of $863,021                                                                                  --                --
   Exchange of Series C to Series C-1 (Note 10)                                                              --                --
   Issuance of Common Stock upon conversion of Convertible Preferred Stock                             1,064,804            10,648
   Deemed dividends to Preferred Shareholders                                                                --                --
   Issuance of Common Stock and warrants through private placement                                       158,704             1,587
   Issuance of Common Stock for purchase of equipment                                                     10,157               101
   Issuance of Common Stock options to non-employees                                                         750                 8
   Issuance of Common Stock, options and warrants in connection with the Development
       Agreements                                                                                        146,992             1,470
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --                --
   Unrealized loss on available-for-sale securities                                                          --                --
   Net loss                                                                                                  --                --
                                                                                                   -------------     -------------
   Comprehensive loss                                                                                        --                --
                                                                                                   -------------     -------------
BALANCE, DECEMBER 31, 2001                                                                            18,093,124     $     180,931
                                                                                                   =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                     Additional        During
                                                                                                      Paid-in       Development
                                                                                                      Capital           Stage
                                                                                                   ------------    -------------
BALANCE, INCEPTION (JUNE 17, 1994)                                                                 $        --        $      --
   Net Loss                                                                                                 --           (11,121)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1994                                                                                  --           (11,121)
   Recapitalization by issuance of Common Stock to Enzymatics, Inc.                                    (243,393)             --
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                       140,000              --
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements                                                                           348,000              --
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000           2,166,860              --
   Issuance of Common Stock options                                                                       9,950              --
   Net loss                                                                                                 --        (3,072,661)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1995                                                                            2,421,417       (3,083,782)
   Issuance of Common Stock in Initial Public Offering on April 11, 1996                              5,492,928              --
   Issuance of Common Stock warrants                                                                     25,000              --
   Net loss                                                                                                 --        (1,768,995)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1996                                                                            7,939,345       (4,852,777)
   Exercise of private placement warrants                                                             3,929,560              --
   Issuance of Common Stock warrants                                                                    528,985              --
   Issuance of Common Stock options                                                                     216,000              --
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement         3,118,329              --
   Exercise of Common Stock options and warrants                                                         80,590              --
   Net loss                                                                                                 --        (5,927,718)
                                                                                                   ------------    -------------

BALANCE, DECEMBER 31, 1997                                                                           15,812,809      (10,780,495)
   Exercise of private placement warrants                                                                 2,356              --
   Exercise of Common Stock options and warrants                                                          2,800              --
   Issuance of Common Stock warrants                                                                    234,916              --
   Net loss                                                                                                 --        (2,793,842)
                                                                                                   ------------    -------------
BALANCE, DECEMBER 31, 1998                                                                           16,052,881      (13,574,337)
   Exercise of Common Stock options and warrants                                                      6,220,104              --
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220       4,778,657              --
   Issuance of Common Stock for purchase of equipment                                                   430,000
   Issuance of Common Stock in connection with the executive employee bonus                             421,220
   Issuance of Common Stock options to non-employees                                                     83,805              --
   Net loss                                                                                                 --        (5,125,006)
                                                                                                   ------------    -------------
BALANCE, DECEMBER 31, 1999                                                                           27,986,667      (18,699,343)
   Exercise of Common Stock options and warrants                                                      6,837,299              --
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313       5,050,351              --
   Issuance of Common Stock for purchase of equipment                                                   386,325
   Issuance of Common Stock options to non-employees                                                     10,000              --
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                        92,997              --
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                       16,919,468              --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                           602,683              --
   Net loss                                                                                                 --        (9,529,046)
                                                                                                   ------------   --------------
BALANCE, DECEMBER 31, 2000                                                                           57,885,790      (28,228,389)
   Exercise of Common Stock options and warrants                                                      1,124,796              --
   Issuance of Convertible Preferred Stock  and warrants through private placement, net of
       expenses of $863,021                                                                           9,136,979              --
   Exchange of Series C to Series C-1 (Note 10)                                                             --               --
   Issuance of Common Stock upon conversion of Convertible Preferred Stock                              (10,548)             --
   Deemed dividends to Preferred Shareholders                                                        10,918,798       (2,517,336)
   Issuance of Common Stock and warrants through private placement                                    1,347,397              --
   Issuance of Common Stock for purchase of equipment                                                    43,675              --
   Issuance of Common Stock options to non-employees                                                    388,313              --
   Issuance of Common Stock, options and warrants in connection with the Development
       Agreements                                                                                     2,836,715              --
   Issuance of Common Stock options and warrants to Scientific Advisory Board                         1,344,686              --
   Unrealized loss on available-for-sale securities                                                          --              --
   Net loss                                                                                                  --      (16,356,100)
                                                                                                  -------------   --------------
   Comprehensive loss                                                                                        --              --
                                                                                                  -------------    -------------
BALANCE, DECEMBER 31, 2001                                                                          $85,016,601    $ (47,101,825)
                                                                                                  =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (continued)

                                                                                                Accumulated Other
                                                                                                 Comprehensive           Total
                                                                                                      Loss          Equity/(Deficit)
                                                                                                 ---------------    ---------------
BALANCE, INCEPTION (JUNE 17, 1994)                                                               $           --     $      6,000
   Net Loss                                                                                                  --          (11,121)
                                                                                                 ---------------    ---------------

BALANCE, DECEMBER 31, 1994                                                                                   --           (5,121)
   Recapitalization by issuance of Common Stock to Enzymatics, Inc.                                          --         (184,160)
   Issuance of Common Stock options to former sole director of Enzymatics, Inc. to satisfy an
       Enzymatics, Inc. liability                                                                            --          140,000
   Issuance of Series A Nonconvertible Preferred Stock in connection with assignment of research
       and license agreements                                                                                --          350,000
   Issuance of Common Stock through private Placements, net of issuance expenses of $50,000                  --        2,178,000
   Issuance of Common Stock options                                                                          --            9,950
   Net loss                                                                                                  --       (3,072,661)
                                                                                                 ---------------   --------------

BALANCE, DECEMBER 31, 1995                                                                                   --         (583,992)
   Issuance of Common Stock in Initial Public Offering on April 11, 1996                                     --        5,505,928
   Issuance of Common Stock warrants                                                                         --           25,000
   Net loss                                                                                                  --       (1,768,995)
                                                                                                 ---------------   --------------

BALANCE, DECEMBER 31, 1996                                                                                   --        3,177,941
   Exercise of private placement warrants                                                                    --        3,940,800
   Issuance of Common Stock warrants                                                                         --          528,985
   Issuance of Common Stock options                                                                          --          216,000
   Issuance of Common Stock and warrants in connection with 1997 Sponsored Research Agreement                --        3,120,329
   Exercise of Common Stock options and warrants                                                             --           81,000
   Net loss                                                                                                  --       (5,927,718)
                                                                                                 ---------------   --------------

BALANCE, DECEMBER 31, 1997                                                                                   --        5,137,337
   Exercise of private placement warrants                                                                    --            2,363
   Exercise of Common Stock options and warrants                                                             --            2,900
   Issuance of Common Stock warrants                                                                         --          234,916
   Net loss                                                                                                  --       (2,793,842)
                                                                                                 ---------------   --------------
BALANCE, DECEMBER 31, 1998                                                                                   --        2,583,674
   Exercise of Common Stock options and warrants                                                             --        6,236,980
   Issuance of Common Stock and warrants through private placement, net of expenses of $488,220              --        4,792,797
   Issuance of Common Stock for purchase of equipment                                                        --          431,000
   Issuance of Common Stock in connection with the executive employee bonus                                  --          423,220
   Issuance of Common Stock options to non-employees                                                         --           83,805
   Net loss                                                                                                  --       (5,125,006)
                                                                                                 ---------------   --------------
BALANCE, DECEMBER 31, 1999                                                                                   --        9,426,470
   Exercise of Common Stock options and warrants                                                             --        6,854,843
   Issuance of Common Stock and warrants through private placement, net of expenses of $311,313              --        5,056,666
   Issuance of Common Stock for purchase of equipment                                                        --          387,223
   Issuance of Common Stock options to non-employees                                                         --           10,000
   Issuance of Redeemable Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --           92,997
   Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the
       purchase of intangibles                                                                               --       16,924,968
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --          602,683
   Net loss                                                                                                  --       (9,529,046)
                                                                                                 ---------------   --------------
BALANCE, DECEMBER 31, 2000                                                                                   --       29,826,804
   Exercise of Common Stock options and warrants                                                             --        1,127,510
   Issuance of Convertible Preferred Stock and warrants through private placement, net of
        expenses of $863,021                                                                                 --        9,137,079
   Issuance of Common Stock upon conversion of Convertible Preferred Stock                                   --               --
   Deemed dividends to Preferred Shareholders                                                                --        8,401,462
   Issuance of Common Stock and warrants through private placement                                           --        1,348,984
   Issuance of Common Stock for purchase of equipment                                                        --           43,776
   Issuance of Common Stock options to non employees                                                         --          388,321
   Issuance of Common Stock, options and warrants in connection with the Development
       Agreements                                                                                            --        2,838,185
   Issuance of Common Stock options and warrants to Scientific Advisory Board                                --        1,344,686
   Unrealized loss on available-for-sale securities                                                      (3,925)          (3,925)
   Net loss                                                                                                  --      (16,356,100)
                                                                                                 ---------------   --------------
Comprehensive loss                                                                                           --      (16,360,025)
                                                                                                 ---------------   --------------
BALANCE, DECEMBER 31, 2001                                                                       $       (3,925)    $ 38,096,782
                                                                                                 ===============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  F-5 (cont'd)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,              Period from Inception
                                                                                                                  (June 17,1994) to
                                                                                                                     December 31,
                                                                 2001               2000               1999               2001
                                                             ------------       ------------       ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(16,356,100)      $ (9,529,046)      $ (5,125,006)      $(44,584,489)

Non-cash charges to statement of operations:
  Depreciation                                                  1,124,644            590,284             56,368          1,838,528
  Amortization of intangibles                                   1,695,072            460,799               --            2,155,871
  Amortization of discounts on Convertible Promissory Notes     1,689,701               --                 --            1,689,701
  Issuance of Common Stock options and warrants
    for services                                                  388,321             10,000             83,805          1,067,992
  Issuance of Common Stock and warrants in connection
    with Amended research and license Agreements                     --                 --                 --            3,120,329
  Issuance of Common Stock in connection with executive
    compensation                                                     --                 --              423,220            423,220
  Issuance of Redeemable Common Stock, options and
    warrants in connection with Development Agreement           2,283,182            663,111               --            2,946,293
  Issuance of Common Stock options and warrants for
    Scientific Advisory Board                                   1,344,686            602,683               --            1,947,369
  Acquired in-process technology                                     --                 --                 --              350,000
(Increase) decrease in assets:
   Accounts receivables                                          (228,779)           (44,653)          (145,482)          (540,855)
   Prepaids and other current assets                             (151,010)           247,908             (5,832)            73,165
   Deposits                                                        17,347             20,739             39,862            (20,125)
Increase in liabilities:
   Accounts payable and accrued expenses                           40,353            484,585            375,039          1,394,997
   Payable to related parties                                        --                 --                 --              250,000
   Deferred license fees                                          450,000               --                 --              450,000
                                                             ------------       ------------       ------------       ------------
   Net cash used in operating activities                       (7,702,583)        (6,493,590)        (4,298,026)       (27,438,004)
                                                             ------------       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements            (1,746,788)        (1,153,353)        (3,229,101)        (6,252,684)
  Purchases of intangibles                                           --              (25,750)              --              (25,750)
  Purchases of short-term investments                          (7,099,904)        (3,368,621)        (7,776,880)       (25,965,907)
  Proceeds from sale of short-term investments                  5,284,000          4,964,461          4,004,322         21,445,783
  Restricted Cash                                             (15,162,414)                --                 --        (15,162,414)
                                                             ------------       ------------       ------------       ------------
  Net cash (used in) provided by investing activities         (18,725,106)           416,737         (7,001,659)       (25,960,972)
                                                             ------------       ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Common Stock                    1,348,984          5,367,979          4,792,797         22,976,751
  Proceeds from issuance of Preferred Stock                     9,137,079                 --                 --          9,137,079
  Proceeds from issuance of Convertible Promissory
    Notes and equity instruments (Note 10)                     15,000,000                 --                 --         15,000,000
  Proceeds from the exercise of Common Stock
   options and warrants                                         1,127,510          6,854,843          6,236,980         14,175,472
  Principal payment on capital lease                               (3,792)            (3,402)              --               (7,194)
                                                             ------------       ------------       ------------       ------------
Net cash provided by financing activities                      26,609,781         12,219,420         11,029,777         61,282,108
                                                             ------------       ------------       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  182,092          6,142,567           (269,908)         7,883,132

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                   7,701,040          1,558,473          1,828,381               --
                                                             ------------       ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  7,883,132       $  7,701,040       $  1,558,473       $  7,883,132
                                                             ============       ============       ============       ============

   Cash paid for interest                                    $     51,944       $       --         $       --         $     51,944
                                                             ============       ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994 (Note
3).

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology (Note 5). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license (Note
5).

The Company is also engaged in research, development and commercialization activities at its 21,000 square foot facility, which is leased in Ewing, New Jersey. In 1999 the Company entered into a lease for 11,000 square feet. The Company moved its operations to this facility in the fourth quarter of 1999. In the second quarter of 2001, the Company signed a lease for an additional 10,000 square feet.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding and activities, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There is no assurance that such financing will be available to the Company, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the end of its next fiscal year, which will end December 31, 2002. To the extent that Princeton University's research efforts are not extended past the scheduled agreement termination date of July 31, 2002 or do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as principal investigators, because such persons are no longer associated with Princeton University or otherwise, and successors acceptable to both the Company and Princeton University are not available, the 1997 Sponsored Research Agreement will terminate.

2.  LIQUIDITY:

As of December 31, 2001, the Company has an accumulated deficit of $47,101,825. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technology may require funds substantially greater than the Company currently has available. Management believes that its cash and cash equivalents and short-term investments as of December 31, 2001 are sufficient to fund its operations through December 31, 2002.

3.  MERGER, RECAPITALIZATION AND PUBLIC OFFERING:

On June 22, 1995, a wholly owned subsidiary of the Company consummated an Agreement and Plan of Reorganization ("Merger Agreement") with a New Jersey corporation formerly known as UDC. At the time of the merger, UDC was engaged in the business which is currently being conducted by the Company. Prior to the merger, the Company was known as Enzymatics, an inactive Pennsylvania corporation, and was engaged in a business separate from and unrelated to that of UDC. Enzymatics had incurred significant losses since its inception in 1985 and, notwithstanding a public offering, failed to find significant alternative sources of financing to enable it to continue its operations on any scale. In June 1994, the shareholders of Enzymatics approved the sale of substantially all of its assets to a third party. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management of UDC determined that such additional capital would be necessary to fulfill its financial obligations under the Transfer Agreement (as herein defined) pursuant to which it obtained certain rights and obligations related to the OLED technology, obtained funds to commercialize the OLED technology, fund the acquisition of additional intellectual property rights useful to the OLED technology and to fund working capital. As of June 22, 1995, Enzymatics had 523,268 shares issued and outstanding (after giving effect to a reverse stock split of 10.9672) which were not actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates
(NHA), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (Note 11) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability, which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics is also a principal of NHA.

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

Upon consummation of the merger, UDC's shareholders collectively owned approximately 92% of the outstanding shares of the merged entity, with the former Enzymatics shareholders retaining the balance of approximately 8%. UDC was the surviving corporation in the merger, changed its name to UDC, Inc., and, as a result of the merger, became a wholly owned subsidiary of Enzymatics. At the effective time of the merger, Enzymatics changed its name to Universal Display Corporation. Universal Display Corporation and its wholly owned subsidiary, UDC, Inc., are herein referred to collectively as the "Company." Contemporaneous with the merger, the Company and ABC entered into a Technology Transfer Agreement dated June 22, 1995 (the "Transfer Agreement") pursuant to which, among other things, ABC assigned the 1994 License Agreement to the Company, and granted to the Company an exclusive worldwide sublicense to patents and other intellectual property rights to display technology developed under a Sponsored Research Agreement dated October 22, 1993 between ABC and Princeton University (the "1993 Sponsored Research Agreement") in exchange for (i) reimbursement of ABC's scheduled payments and expenses previously made to Princeton University under the 1994 Sponsored Research Agreement in the amount of $674,000 and a payment of $500,000 for the sublicense under the 1993 Sponsored Research Agreement which were charged to research and development expense; (ii) the Company's assumption of ABC's obligation to pay all future scheduled payments under the 1994 Sponsored Research Agreement, which were approximately $1,610,000, plus expenses related thereto estimated to be $500,000 for a total of $2,110,000; and (iii) 200,000 shares of the Company's Series A Nonconvertible Preferred Stock (Note 9) with a fair value of $350,000.

Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement, which generated proceeds of $1,513,000, net of offering expenses in the amount of $50,000. Each Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC. Accordingly, ABC netted this $250,000 receivable against the Company's payable to related parties. In addition, on July 17, 1995, the Company sold an additional 207,500 Units, which generated gross proceeds of $415,000. On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from the public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administration expenses).

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiary, UDC, Inc. (Note 3). All significant intercompany transactions and accounts have been eliminated.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The Company reported unrealized holding losses of $3,925 at December 31, 2001. The gross proceeds from sales and maturities of investments were $5,284,000 and $4,964,461 for the years ended December 31, 2001 and 2000, respectively. Gross realized gains and losses for the years ended December 31, 2001 and 2000 were not material.

Fair Value of Financial Instruments

Cash and cash equivalents, short-term investments, restricted cash, contract research receivables, prepaids and other current assets, accounts payable, accrued expenses and redeemable Common Stock are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates. The carrying amount of the convertible promissory notes approximates fair value at December 31, 2001 (Note 10).

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment, furniture and fixtures, and the lesser of the lease term or useful life for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Property, plant and equipment consists of the following:

                                                                             December 31,
                                                                  -----------------------------------
                                                                      2001                   2000
                                                                  -----------            ------------
         Office and lab equipment                                 $ 4,652,925            $  1,742,667
         Furniture and fixtures                                       146,496                 102,014
         Leasehold improvements                                     1,055,298               1,034,533
         Construction-in-progress                                   1,226,370               2,464,927
                                                                  -----------            ------------
                                                                    7,081,089               5,344,141
         Less: Accumulated depreciation                            (1,784,912)               (713,884)
                                                                  -----------            ------------

                                                                  $ 5,296,177            $  4,630,257
                                                                  ===========            ============

Depreciation expense was $1,124,644, $590,284 and $56,368 for the years ended December 31, 2001, 2000 and 1999, respectively.

Construction-in-progress costs consist of costs incurred for the expansion of the Company's current leased space and for the acquisition of lab equipment for the Company's facility. Upon completion of construction or commencement of operation of the lab equipment, the costs associated with such assets will be depreciated over its estimated useful life.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (Note 6). The intangible asset consists of the following:

                                                                    December 31,
                                                               2001               2000
                                                           -------------       -----------
     PD-LD, Inc.                                           $   1,481,250       $ 1,481,250
     Motorola                                                 15,469,468        15,469,468
                                                           -------------       -----------
                                                              16,950,718        16,950,718
     Less: Accumulated amortization                           (2,155,871)         (460,799)
                                                           -------------       -----------
     Acquired Technology, net                              $  14,794,847       $16,498,919
                                                           =============       ===========

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years. Amortization expense was $1,695,072 and $460,799 for the years ended December 31, 2001 and 2000, respectively. There was no amortization expense during 1999.

Long-Lived Assets

Management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2001, management believed that no revision to the remaining useful lives or write-down of long-lived assets was required and no such revisions were required in 2001, 2000 and 1999.

Net Loss Per Common Share

Basic EPS is computed by dividing net loss applicable to Common shareholders by the weighted-average number of Common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the years ended December 31, 2001, 2000 and 1999 the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Revenue Recognition and Deferred License Fees

Contract revenues represent reimbursements by government entities for all or a portion of the research and development costs the Company incurs related to the contracts. Revenues are recognized proportionally as the research and development costs are incurred.

Development chemical revenues represent the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. Revenues are recognized at the time of shipment and passage of title.

The Company also receives non-refundable advanced license payments in connection with certain joint development and technology evaluation agreements it enters into. These payments are deferred until a license agreement is executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues will be recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

                                                                              Year Ended December 31,
                                                             ----------------------------------------------------------
                                                                  2001                 2000                 1999
                                                             ----------------     ----------------     ----------------
Development and operations in the Company's facility               $5,287,884          $3,422,198          $ 1,772,584
Patent application expenses                                           940,480           1,227,184              854,463
Costs incurred to Princeton University
  and Southern California under the 1997 Sponsored
  Research Agreements (Note 5)                                        833,732             733,230              544,450
PPG development agreement (Notes 8 and 11)                          2,283,182             663,111                   --
Amortization of intangibles                                         1,695,072             460,799                   --
Scientific Advisory Board Compensation (Note 11)                    1,344,686             602,683                   --
                                                                  -----------         -----------          -----------
                                                                  $12,385,036         $ 7,109,205          $ 3,171,497
                                                                  ===========         ===========          ===========

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (SFAS No.
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. All of the Company's intangible assets were obtained through contractual rights and have been separately identified and recognized in the consolidated balance sheets. These intangibles are being amortized over the estimated useful lives or contractual lives as appropriate. Therefore, Management does not expect the adoption of SFAS 142 to have an effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. Management does not expect that the adoption of SFAS No. 143 will have a significant impact on the consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the consolidated financial statements.

Statement of Cash Flow Information

The following non-cash investing and financing activities occurred:

                                                                              Year Ended December 31,
                                                                -------------------------------------------------
                                                                    2001               2000              1999
                                                                ------------       ------------      ------------
Common Stock issued for the purchase of equipment               $     43,776       $    387,223      $    431,000
Unrealized loss on available for sale securities                       3,925               --                --
Redeemable Common Stock issued in development
  agreement (Note 8)                                                    --              570,114              --
Reclassification of Redeemable Common Stock (Note 8)                 570,114               --                --
Common Stock, options and warrants to acquire Common Stock
  in development agreement (Note 8)                                2,283,182            663,111              --
Conversion of Series C and D Preferred Stock into Common
  Stock                                                               10,648               --                --
Deemed dividends to Preferred shareholders
  (Note 10)                                                        2,517,336               --                --
Capital lease obligations incurred on equipment                         --                 --              27,120
Common Stock issued to PD-LD for intangibles                            --            1,481,250              --
Common Stock, Series B Preferred Stock, and
  warrants issued for Motorola intangibles                              --           15,443,718              --
Accrued offering expenses on private placement
  transaction                                                           --              311,313              --
Reclassification of accrued expenses to
  additional paid-in capital for warrants earned
  in 2000 and issued in 2001                                         (15,111)              --                --
                                                                ------------       ------------      ------------


                                                                $  5,413,870       $ 18,856,729      $    458,120
                                                                ============       ============      ============

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Stock options

The Company accounts for its stock option plans (Note 11) under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 requires that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.  SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY:

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into a 1997 Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994 under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period is subject to extension. The Company is in the process of negotiating an extension to the 1997 Sponsored Research Agreement with Princeton University and Management believes that the negotiations will be successful. The amounts due to Princeton University are charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the worldwide exclusive and perpetual license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton University a royalty of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions.

In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license to third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement. In connection with the 1997 License Agreement and 1997 Sponsored Research Agreement the Company issued, in October 1997, the Company issued 140,000 Common Shares and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 Common Shares and 75,000 warrants to purchase Common Stock to the University of Southern California. The Company recorded a charge of $3,120,329 related to the issuance of the Common Stock and warrants to purchase Common Stock to research and development expenses. The value of the warrants were determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS No. 123")

6.  ACQUIRED TECHNOLOGY:

On July 19, 2000, the Company, PD-LD, Inc. ("PD-LD") and Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD's rights to certain issued and pending patents and technology known as organic vapor phase deposition ("OVPD") in exchange for 50,000 shares of the Company's Common Stock. Pursuant to this transaction, the Company has included in its License Agreement with Princeton the exclusive license to all Princeton patents and technology related to OVPD, whether developed pursuant to its research agreements with Princeton or otherwise. The acquisition of these patents had a fair value of $1,481,250 (Note 4).

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 72 US patents, 6 US patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of its Common Stock (valued at $4,412,500), 300,000 shares of its Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of its Common Stock at $21.60 per share. The warrant becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrant was recorded at fair market value of $2,206,234 based on the Black-Scholes option-pricing model and was recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate,
(2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 4). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology (Note
13). Such royalty payments may be made, at the Company's discretion, in either all cash or (50%) cash and (50%) in shares of Common Stock. The number of shares of Common Stock used to pay the royalty portion shall be equal to 50% of the royalty due divided by the average daily closing price per share of stock over the ten trading days ending two business days prior to the date the Common Stock is issued.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                                                    December 31,
                                                                        ------------------------------------
                                                                             2001                2000
                                                                        ----------------    ----------------
                   Accrued professional fees                                 $  118,076           $ 239,293
                   Payroll                                                      145,025             102,914
                   Utilities                                                     24,511              83,557
                   Vacation and sick                                            176,812             100,154
                   Subcontractor                                                137,889                 --
                   Research and development agreements                          102,473                 --
                   Private placement fees                                           --              311,313
                   Interest expense                                              84,997                 --
                   Construction costs                                           261,906                 --
                   Other                                                         20,932              12,895
                                                                        ----------------    ----------------
                                                                             $1,072,621           $ 850,126


8. REDEEMABLE COMMON STOCK, COMMON STOCK AND WARRANTS ISSUED IN DEVELOPMENT AND LICENSE AGREEMENT

On October 1, 2000, the Company entered into a 5 year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED flat panel display technology with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED material system. In consideration for PPG's services under the agreement, the Company will issue shares of its Common Stock and warrants to acquire Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities issued is subject to adjustment under certain circumstances, as defined in the agreement.

On November 11, 2000, in consideration for PPG's services through December 31, 2000, the Company issued 26,448 shares of Redeemable Common Shares and an 11.5% promissory note in the amount of $535,300. The note was payable if the Redeemable Common Shares issued were not registered with the SEC by May 31, 2001. The amount of the note was based on the fair market value of the services rendered by PPG through December 31, 2000. The Company recorded a charge to research and development expense of $535,500 in 2000. If the note was paid, then PPG would return the Common Shares previously issued.

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

On May 11, 2001, a registration statement under the Securities Act of 1933 covering the resale of the shares of Redeemable Common Stock was declared effective by the SEC. Accordingly, the promissory note was settled and the Redeemable Common Stock was reclassified as Common Stock and additional paid-in capital.

In accordance with the agreement, the Company agreed to issue warrants to PPG to acquire 28,168 shares of Common Stock as part of the consideration for services performed during 2000. The warrants were earned during 2000, but not issued until February 2001. The number of warrants earned and issued is based on the number of shares of Common Stock earned by, and issued, to PPG by the Company during the calendar year. The estimated value of the warrants was determined using the Black-Scholes option-pricing model. The warrants vest immediately, have an exercise price of $24.28 and a contractual life of seven years. Accordingly, the Company recorded a charge of $98,286 to research and development expense during 2000 based on the estimated fair value of the warrants. The Company recorded this charge based on a measurement date of December 31, 2000, which is the date upon which the warrants were earned by PPG. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.3%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 70%.

During the first quarter of 2001, the Company issued 118,824 shares of its Common Stock to PPG as consideration for services to be rendered during 2001. During 2001, the Company recorded the issuance of the shares as a charge of $1,314,640 to research and development expense based on the fair value of the Common Stock as it was earned.

In accordance with the PPG agreement, the Company issued 3,019 shares of its Common Stock in February 2002. The additional shares were issued as a result of the final accounting for actual costs incurred by PPG. Accordingly, the Company accrued $27,473 of research and development expense as of December 31, 2001 based on the fair value of the additional shares.

The Company also recorded a charge to research and development expense of $804,988 during the year ended December 31, 2001. This charge was recorded based on the estimated fair value of warrants that were earned by PPG during 2001. The estimated fair value was determined based on the Black-Scholes option-pricing model. PPG earned warrants to acquire 121,843 shares of Common Stock at an exercise price of $24.28. The warrants vest immediately and have a contractual term of seven years. The warrants were issued on February 15, 2002. The Company determined the fair value of the warrants earned during 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.5%-5.6%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 70%-94%.

In accordance with the terms of the PPG agreement, on December 14, 2000, UDC granted options to PPG employees to acquire 26,000 shares of Common Stock. These options vested over a one-year period, have an exercise price of $9.44 per share and expire in 10 years. During 2001 and 2000, the Company recorded a charge of $155,578 and $7,072, respectively, to research and development expense for the fair market value, determined in accordance with the Black-Scholes option-pricing model, of the stock option awards that were earned. On December 17, 2001, the Company granted an additional 26,333 options to PPG employees. These options vest over a one-year period and are exercisable based on the PPG employee's work status on the UDC project at the end of the one-year period. The options have an exercise price of $8.56 per share and expire in 10 years. In 2001 the Company recorded $7,977 in research and development costs related to these options. The Company determined the fair value of the options earned during 2001 and 2000 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.8%-5.3%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%-94%.

9.  SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED
    STOCK:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (Note 3). The Series A has a liquidation value of $7.50 per share. Series A holders, as a single class, have the right to elect two of the Company's Board of Directors. The holders of Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A holders are not entitled to any dividends. The Series A were valued at $1.75 per share, which was based upon an independent appraisal.

Series B Convertible Preferred Stock

In 2000, the Company issued 300,000 shares of Series B Convertible Preferred Stock ("Series B") to Motorola (Note 6). The Series B shares rank senior to the Common Stock and any other capital stock of the Company ranking junior to the Series B as to dividends and upon liquidation, dissolution or winding up. There are no restrictions upon the Company to create any other class of stock ranking equivalent or senior to the Series B. The Series B has a liquidation value of $21.48 per share, plus accrued and unpaid dividends. Each share of the Series B Preferred Stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of Common Stock as determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. The conversion price shall initially be the original issuance price per share of Common Stock. The Series B is convertible at a rate of 75,000 shares per year for four years. The conversion price may be subject to change if the Company's average stock price falls below $12.00 for the thirty- day period preceding two business days prior to the conversion dates. The Company has the option to pay the Series B holders an amount of cash equal to the difference between $12.00 and the Average Price (as defined) multiplied by the number of shares of Common Stock into which the shares of Series B would be convertible. Two business days prior to the first anniversary date the Company's average stock price for the preceding thirty business days was $10.81. As such, the original conversion price was adjusted in accordance with the conversion terms of the Series B, the conversion price was reduced to $19.25 resulting in an additional 8,256 shares of Common Stock issuable upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company's Common Stock on the commitment date of September 29, 2000. The fair value of the Company's Common Stock on the commitment date was $22.06 per share. Accordingly, the Company recorded a CBCF in the amount of $182,127. The CBCF was treated as a deemed dividend to the Series B holder.

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

10. RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK

On August 22, 2001, the Company closed on a private placement financing transaction with two investors whereby the Company sold two Convertible Promissory Notes ("Notes"), Series C Convertible Preferred Stock ("Series C"), and warrants to purchase Common Stock for $20,000,000. The Company accounted for the financing transaction as a package sale and allocated the cash proceeds received to the Notes, Series C and warrants to acquire Common Stock based on the relative fair value of each instrument.

Notes

The Company issued two $7,500,000 Notes with a maturity date of August 22, 2004. Interest accrues daily on the outstanding principal amount of the Notes but compounds annually at a rate per year equal to the rate of interest paid from time to time on money market accounts held at First Union National Bank, and is payable quarterly in cash. Upon the occurrence and during the continuance of an event of default under the Notes, the interest rate increases to 18% per year. As of December 31, 2001, the Company is not in default. The Notes are convertible into shares of the Company's Common Stock at a price per share equal to the conversion price then in effect. The initial conversion price of the Notes is $13.97, and may change in the future based on certain anti-dilution and other adjustments. The Notes automatically convert into Common Stock if certain conditions, which are outside the control of the holders and the Company, are met. The Notes are convertible at the election of the holders or the Company if certain conditions, which are outside the control of the holders and the Company, are met.

A holder of a Note has the right to require the Company to prepay all or a portion of a Note, plus all accrued but unpaid interest thereon, at any time on or after:

1. March 28, 2002, if more than $3,750,000 of the principal amount of such Note is then outstanding; and

2. July 28, 2002, if more than $1,875,000 of the principal amount of such Note is then outstanding.

The Company has the right to prepay each of the Notes in full at any time by paying the holder thereof all of the outstanding principal amount of such Notes and all accrued but unpaid interest thereon.

As the payment on the Notes is outside the Company's control, the Notes have been classified as a current obligation on the accompanying consolidated balance sheet as of December 31, 2001.

In the event that the Company sells shares of Common Stock or other securities convertible into, or exercisable for, shares of Common Stock at a price less than $13.97 per share, then the holders may elect to demand repayment of the principal amount of the Notes then outstanding, plus accrued but unpaid interest thereon.

In addition, upon the occurrence of events of default under the Notes, the holders thereof may demand repayment of the principal amount of the Notes then outstanding, plus accrued but unpaid interest thereon, and may also be entitled to liquidated damages, as defined in the Notes.

The Company's obligations under the Notes are secured by irrevocable letters of credit issued with a face amount equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes has been pledged as collateral to the bank issuing the letters of credit. Under the terms of the applicable agreements, the face amount of each letter of credit is reduced as the outstanding principal amount of the related Note is reduced. Thus, as each Note is converted, the face amount of the related letter of credit will be reduced and, likewise, the amount pledged to the bank as collateral relating to that letter of credit will be reduced. Accordingly, as the Notes are converted, the Company will be able to access the funds raised from the sale of the Notes in amounts corresponding to the portion of the Notes that are converted or repaid. The $15,000,000 in cash proceeds plus accrued but unpaid interest has been classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2001.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company allocated the proceeds from the private placement financing transaction to the Series C, Notes and warrants based on the relative fair values as of the commitment date. The fair value of the Notes was determined based on a three-year discounted cash flow analysis using a risk-adjusted interest rate of 11%. The Company determined the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the year ended December 31, 2001, the Company recognized a non-cash charge to interest expense of $1,015,418 for the amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and after considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded $3,258,468 of BCF as a debt discount on the commitment date. The BCF debt discount is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the year ended December 31, 2001, the Company recognized a non-cash charge to interest expense of $674,283 for the amortization of the BCF.

A reconciliation of the face amount of the Notes and the carrying value at December 31, 2001 is as follows:

        Original value of Convertible Notes                         $15,000,000
        Less:
             OID                                                      5,142,994
             BCF                                                      3,258,468
                                                                  -------------
        Carrying value on date of issuance                            6,598,538

        Add:
             2001 amortization of OID treated as interest expense     1,015,418
             2001 amortization of BCF treated as interest expense       674,283
                                                                  -------------

        Notes carrying value at December 31, 2001                    $8,288,239
                                                                  =============

The OID and BCF will be fully amortized by 2004, at which time the carrying value of the Notes will equal their face value of $15,000,000.

Series C

The Company issued 5,000 shares of Series C Stock as of August 22, 2001 and received proceeds of $4,496,477, net of $503,523 in cash offering costs. Holders of Series C are not entitled to voting rights except as otherwise required by law. Each share of Series C has a stated value of $1,000, which increases by $4.16 for each month during which such share of Series C is outstanding. There are no dividends on the Series C.

The number of shares of Common Stock issuable upon conversion of a share of Series C is obtained by dividing the stated value of one share of Series C by the conversion price then in effect. The initial conversion price of the Series C was $12.70, subject to certain anti-dilution and other adjustments.

In accordance with APB No. 14, the Company allocated the proceeds from the Notes, Series C, and warrants based on the relative fair values. The fair value of the Series C was based on the fair value of the Common Stock that would be issuable on a converted basis. As a result, the Company allocated $4,146,678 to the Series C.

In accordance with EITF No. 00-27 and EITF No. 98-5 and after considering the allocation of the proceeds to the Series C, the Company determined that a BCF existed on the Series C. The BCF existed at the commitment date due to the fact that the carrying value of the Series C, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded the BCF of $616,793 immediately as the Series C is convertible at the commitment date. The BCF was recorded in a manner similar to a dividend for the year ended December 31, 2001.

In accordance with EITF No. 00-27 and EITF No. 98-5, as a result of the monthly increase in the stated price of the Series C, a CBCF existed on the commitment date of August 22, 2001. The monthly increase in stated price reduces the conversion price of the Series C so long as the Series C is outstanding. The CBCF was recorded based upon the increase in the stated price, which results in additional shares of Common Stock issuable upon conversion, on December 31, 2001. The Company recorded a $163,749 CBCF treated as a deemed dividend to preferred shareholders in the Consolidated Statement of Operations for the year ended December 31, 2001.

In November 2001, the Company reduced the conversion price of the Series C from $12.70 to $9.45. Under the terms of the original conversion privileges the holders were entitled to receive 393,701 shares of Common Stock upon conversion. As a result of the reduced conversion price, the Series C holders are entitled to an additional 135,400 shares of Common Stock upon conversion. The incremental shares issuable upon conversion were measured using the $8.30 fair value of the Common Stock on the date of the reduction in the conversion price. As a result of this, the Company recorded a deemed dividend in the amount of $1,123,808 for the reduced conversion price of December 5, 2001 (the conversion date).

On December 5, 2001, the holders converted all 5,000 shares of the Series C into Common Stock. This was done at the new $9.45 conversion price per share. Upon conversion the Company issued 535,704 shares of Common Stock.

Series D

On December 3, 2001, the Company issued 5,000 shares of Series D Preferred Stock ("Series D") with a conversion price of $9.45 and warrants to acquire common stock for an aggregate price of $5,000,000. The terms of the Series D, regarding voting rights, stated value, increase in stated vale and dividends, were the same as those of the Series C.

In accordance with APB No. 14, the Company allocated the proceeds from the Series D and warrants based on their relative fair values. The fair value of the Series D was based on the fair value of the Common Stock that would be issuable on a converted basis. As a result, the Company allocated $3,874,931 to the Series D and $1,125,070 to the warrants.

In accordance with EITF No. 00-27 and EITF No. 98-5 and after considering the allocation of the proceeds to the Series D, the Company determined that as a result of the monthly increase in the stated price, a CBCF existed on the Series
D. The monthly increase in stated price reduces the conversion price of the Series D, so long as the Series D is outstanding. The Company recorded the CBCF of $98,614 immediately as the Series D is convertible at the commitment date, as a deemed dividend to preferred shareholders in the Consolidated Statement of Operations for the year ended December 31, 2001.

On December 5, 2001, the holders converted all 5,000 shares of the Series D into Common Stock. This was done at the $9.45 conversion price per share. Upon conversion the Company issued 529,100 shares of Common Stock.

Warrants

In connection with the private placement financing transaction the Company issued the following warrants to purchase shares of the Company's Common Stock:

                       Original                  Original                  Original
Series                  Number                 Exercise Price           Expiration date            Relative Fair Value
--------               ----------            -----------------         ------------------           ------------------
 I                      157,480                 $ 15.24                 August 22, 2006               $1,186,012
 II                     157,480                   15.24                 August 22, 2006                1,125,070
 III                    429,492                   15.24                 August 22, 2006                3,234,590
 IV                     186,114                   15.24                 August 22, 2008                1,575,714

The Series I, III and IV warrants were exercisable immediately by the holders. The Series II warrants were exercisable at December 3, 2001. Series I, II and III warrants cannot be exercised to the extent a holder would then own, together with its affiliates more than 9.99% of the Company's Common Stock then outstanding. The warrants listed above have been recorded based on the relative fair values. Using the Black-Scholes option-pricing model, the Company allocated $7,121,386 of the cash proceeds received in the private placement transaction to the warrants. The Company used the Black-Scholes option-pricing model to determine the fair value of the warrants issued in connection with the financing transaction. The Company used the following assumptions:

                                                     Series
                               -------------------------------------------------
                                   I             II           III          IV
                               -----------   -----------   ---------   ---------
Risk free interest rate              4.6%          5.1%        4.6%        4.9%
Volatility                            94%           94%         94%         94%
Expected dividend yield                0%            0%          0%          0%
Expected option life              5 Years      10 Years     5 Years     7 Years

The warrants have been recorded as additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2001. The Series IV warrants were issued as a placement agent's fee.

Effective November 5, 2001, the Company and the investors agreed to amend the terms of the private placement transaction and reduced the exercise prices on the Series I and II warrants to $9.93 per share and the expiration date on the Series I, II and III warrants were extended to August 22, 2011. This represented a new measurement date and the Company revalued the warrants on this date. The difference between the original fair value and the new fair value of the warrants was recorded as a one-time dividend of $332,245. The new fair value of the Series I warrants was determined using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.5%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

In December 2001, the Company also established a new class of Convertible Preferred Stock, Series C-1 ("Series C-1"). All of the outstanding shares of Series C were exchanged for Series C-1 shares. As the term, rights and preferences of the Series C-1 were substantially similar to those of the Series C, the Company recorded the exchange based upon the carrying value of the Series C.

A summary of the deemed dividends recorded as a result of this financing transaction are as follows:

        BCF recorded for Series C                                  $ 616,793
        Reduced conversion price of Series C                       1,123,808
        CBCF recorded for Series C                                   163,749
        CBCF recorded for Series D                                    98,614
        Change in the fair value of the Warrants due to the
          change in exercise price and extension of life             332,245
                                                                  ----------

                                                                  $2,335,209
                                                                  ==========

11. SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS:

Shareholders' Equity

In May 1999, the Company completed a private placement and issued 1,414,034 units, each consisting of one share of Common Stock and one warrant, resulting in net proceeds of $4,792,797. The units were issued at $3.75 per unit. The shares of Common Stock and the warrants were valued at $2.27 and $1.48, respectively, based on their relative fair values. The warrants were issued with an exercise price ranging from $4.28 to $4.31, which was 120% of the approximate fair value at the grant date.

On July 19, 2000, the Company issued 50,000 shares of unregistered Common Stock to PD-LD, in accordance with the Termination, Amendment and License Agreement (Note 6). These shares were recorded at the fair market value of the Common Stock. Accordingly, the Company recorded an intangible asset of $1,481,250.

On September 29, 2000, the Company issued to Motorola 200,000 shares of Common Stock, 300,000 shares of Series B and a warrant to purchase 150,000 shares of Common Stock in accordance with the Termination, Amendment and License Agreement (Note 6). The Company also issued a warrant to purchase 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrants were valued using the Black Scholes option-pricing model. Accordingly, the Company recorded an intangible asset of $15,469,468 (Note 6).

In December 2000, the Company sold 631,527 units in a private placement, each consisting of one share of Common Stock and one warrant, resulting in gross proceeds of $5,367,979. Costs of raising the capital were $311,313. The units were issued at $8.50 per unit. The shares of Common Stock and the warrants were valued at $4.66 and $3.84 based on their relative fair values, respectively. The warrants vest immediately, have an exercise price of $10.00 and expire in five years. In connection with the private placement, the Company issued an additional 161,000 warrants as finders' fees, which vest immediately, have an exercise price of $10.00 and expire in five years. The warrants were valued at $890,722, using the Black-Scholes option-pricing model, which was recorded as a component of additional paid-in capital. The Company used the following assumptions in determining the value of the warrants under the Black-Scholes option-pricing model: (1) 5.2% risk-free interest rate, (2) expected life of 5 years(contractual term), (3) 70% expected volatility, and (4) zero expected dividend yield.

During January 2001, the private placement was completed and the Company issued an additional 158,704 units, each consisting of one share of Common Stock and one warrant, resulting in additional net proceeds of $1,348,984. In connection with the completion of the private placement, the Company issued additional warrants to purchase 22,500 shares of Common Stock as finders' fees. The warrants vested immediately, have an exercise price of $10.00 and expire in five years. The warrants were valued at $551,645, using the Black-Scholes option-pricing model, which was recorded as a component of additional paid-in capital. The Company used the following assumptions in determining the value of the warrants under the Black-Scholes option-pricing model: (1) 4.9% risk-free interest rate, (2) expected life of 5 years (contractual term), (3) 70% expected volatility, and (4) zero expected dividend yield.

In connection with the warrants granted to the Scientific Advisory Board members in 2000, the Company recorded a charge of $556,612 to research and development expense for the year ended December 31, 2001 for the vesting of warrants earned during this period. The warrants issued in 2000 became fully vested in December 2001.

Enzymatics 1992 Stock Option Plan

The stock options granted prior to the merger (Note 1) by Enzymatics under the 1992 Stock Option Plan which have been assumed by the Company were converted into options to purchase 20,538 shares of Common Stock of the Company at exercise prices ranging from $11.74 to $29.61 per share. In 1999, 11,992 of such options expired. The remaining 8,546 options expired during 2001.

1995 Stock Option Plan

In 1995, the directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which a maximum of 500,000 options may be granted at prices not less than the fair market value of the Common Stock on the date of grant as determined by the Board of Directors. Through 2001, the shareholders approved an increase in the number of Common Shares reserved for the 1995 Plan to 2,800,000. The 1995 Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors and consultants of the Company. The stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the grant date.

Option Activity

The following table summarizes the stock option activity from inception thorough December 31, 2001 for all grants under the 1995 Plan:


                                         Year of
  Year     Granted     Exercise Price   Expiration    Exercised       Forfeited    Exercisable  Outstanding
------------------------------------------------------------------------------------------------------------
  2001        824,833     8.56-13.900     2011                 -             -       704,500      824,833
  2000        430,250   9.4375-24.375     2010             9,500         2,500       318,587      418,250
  1999        479,250    3.375- 9.625     2009            67,817        17,000       354,433      394,433
  1998        303,000     3.75- 6.220     2008            21,000        42,000       228,000      240,000
  1997        274,500     4.06- 5.250     2007            34,747             -       239,753      239,753
  1996         30,000           4.120     2006            14,000         8,000         8,000        8,000
  1995        315,000   $ 0.01- 4.000     2005            42,500             -       272,500      272,500
            ---------                                 -----------     ---------   -----------   ----------

Totals      2,656,833                                     189,564        69,500     2,125,773    2,397,769
            =========                                  ==========     =========   ===========   ==========

The following tables summarize the stock options grant activity for each year from inception through December 31, 2001 for grants under the 1995 Plan:

2001 grants and activity through December 31, 2001:

                                          Exercise      Year of
          Grantee             Granted       Price     Expiration     Exercisable  Outstanding
---------------------------------------------------------------------------------------------
Employees                        28,750   $ 10.375       2011            8,750        28,750
Employees and Officers          116,622     10.313       2011           76,622       116,622
Employees                         2,000     13.900       2011            2,000         2,000
Employees                        12,500     12.000       2011            2,500        12,500
Employees and Officers          111,932      8.560       2011          107,932       111,932
Employees and Officers           10,000     10.375       2011           10,000        10,000
Employees and Officers           63,378     10.313       2011           63,378        63,378
Employees and Officers              500     13.900       2011              500           500
Employees and Officers          301,818      8.560       2011          301,818       301,818
Scientific advisory board        40,000     10.313       2011           40,000        40,000 (A)
Scientific advisory board        60,000      8.560       2011           60,000        60,000 (A)
Consultant                       25,000     10.313       2011            5,000        25,000 (B)
Consultant                       10,000      9.438       2011           10,000        10,000 (B)
Consultant                       10,000     12.000       2011           10,000        10,000 (B)
Consultant                          250     10.375       2011              250           250 (B)
Consultant                          250     13.900       2011              250           250 (B)
Consultant                        5,500      8.560       2011            5,500         5,500 (B)
PPG                              26,333      8.560       2011               --        26,333 (C)
                             ----------                               --------      --------

Totals                          824,833                                704,500       824,833
                             ==========                               ========      ========

(A) The Company recorded a charge of $788,074 to research and development expense in 2001 for options granted to members of the Scientific Advisory Board. The charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.0%-5.4%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%-94%.
(B) The Company recorded charges of $175,944 to research and development expense and $212,377 to general and administrative expense in 2001 for options granted to consultants. The charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.8%-5.6%,
      (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%-94%.
(C)   See Note 8.

2000 grants and activity through December 31, 2001:

                                     Exercise     Year of
         Grantee           Granted     Price    Expiration   Exercised   Forfeited   Exercisable   Outstanding
----------------------------------------------------------------------------------------------------------------
Employees                    20,000  $ 14.120      2010              --       2,500        11,500        17,500
Employees                    60,000    18.125      2010           2,000          --        22,000        58,000
Employees                    18,397    24.375      2010              --          --        10,025        18,397
Employees                    46,103    24.375      2010              --          --        19,642        46,103
Employees                     5,000    21.688      2010              --          --         2,000         5,000
Employees                     5,000    16.375      2010              --          --         5,000         5,000
Employees and Officers      163,303    9.4375      2010           7,000          --       138,636       156,303
Employees and Officers       66,447    9.4375      2010             500          --        63,784        65,947
Scientific advisory board    20,000    9.4375      2010              --          --        20,000        20,000(A)
PPG                          26,000    9.4375      2010              --          --        26,000        26,000(B)
                           --------                               -----       -----     ---------     ---------


Total                       430,250                               9,500       2,500       318,587       418,250
                           ========                              ======       =====     =========     =========

(A) The Company recorded a charge of $140,036 to research and development expense in 2000 for options granted to members of the Scientific Advisory Board. The charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.3%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 60%.
(B)   See Note 8.

1999 grants and activity through December 31, 2001:


                                      Exercise     Year of
         Grantee           Granted      Price    Expiration   Exercised   Forfeited   Exercisable   Outstanding
-----------------------------------------------------------------------------------------------------------------
Employees                     50,000  $ 4.1875      2009           5,000      12,000        16,000        33,000
Employees                      1,000    4.1875      2009              --          --         1,000         1,000
Employees                     20,000    3.7500      2009              --          --        12,000        20,000
Employees                      5,000    9.6250      2009           2,000          --         1,000         3,000
Employees and Officers       227,550    3.8750      2009          23,817       5,000       185,733       198,733
Employees and Officers        53,200    3.8750      2009          10,000          --        43,200        43,200
Scientific advisory board     40,000    4.1875      2009              --          --        40,000        40,000
Scientific advisory board     55,000    3.8750      2009              --          --        55,000        55,000
Consultant                    25,000    3.3750      2009          25,000          --            --            -- (A)
Consultant                     1,000    4.1875      2009           1,000          --            --            -- (A)
Consultant                     1,500    3.8750      2009           1,000          --           500           500 (A)
                           ---------                              ------      ------       -------      --------



Totals                       479,250                              67,817      17,000       354,433       394,433
                          ==========                             =======     =======      ========     =========

(A) The Company recorded a charge of $2,956 to general and administrative expense and $50,849 to research and development expense in 1999 for options issued to consultants. These charges represented the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.7%, (2) no expected dividend yield, (3) expected life of 5-7 years, and (4) expected volatility of 81.48%.

1998 grants and activity through December 31, 2001:

                                      Exercise   Year of
         Grantee           Granted     Price     Expiration   Exercised    Forfeited    Exercisable  Outstanding
------------------------------------------------------------------------------------------------------------------
Employees                     5,000   $ 6.22        2008               --           --         4,000        5,000
Employees                    50,000     5.88        2008               --           --        40,000       50,000
Employees                    40,000     3.75        2008               --       40,000            --           --
Employees and Officers      143,912     4.50        2008           21,000        2,000       119,912      120,912
Employee                      9,088     4.50        2008               --           --         9,088        9,088
Scientific advisory board    55,000     4.50        2008               --           --        55,000       55,000
                            -------                              --------       ------       -------    ---------


Totals                      303,000                                21,000       42,000       228,000      240,000
                           ========                              ========       ======       =======    =========


1997 grants and activity through December 31, 2001:


                                    Exercise    Year of
         Grantee           Granted    Price   Expiration   Exercised    Forfeited  Exercisable   Outstanding
--------------------------------------------------------------------------------------------------------------
Employees and Officers       42,000  $ 4.06      2007           12,200           -       29,800        29,800
Employees and Officers      137,235    5.25      2007           17,047           -      120,188       120,188
Employees and Officers       10,500    4.06      2007            5,500           -        5,000         5,000
Employees and Officers       29,765    5.25      2007                -           -       29,765        29,765
Principal Investigators      10,000    4.06      2007                -           -       10,000        10,000(A)
Principal Investigators      45,000    5.25      2007                -           -       45,000        45,000(A)
                            -------                       ------------        ---- ------------       -------


Totals                      274,500                             34,747           -      239,753       239,753
                            =======                       ============        ==== ============       =======

(A) The Company recorded a charge of $216,000 to general and administrative expense in 1997 for options issued to Principal investigators. The charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.3%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%.

1996 grants and activity through December 31, 2001:

                               Exercise     Year of
     Grantee        Granted      Price    Expiration    Exercised     Forfeited    Exercisable   Outstanding
--------------------------------------------------------------------------------------------------------------
Employees             20,000   $ 4.12        2006          4,000        8,000        70,000         8,000
Consultant            10,000     4.12        2006         10,000          -             -             -
                    --------                             -------       ------       -------        ------

            Totals    30,000                              14,000        8,000        70,000         8,000
                    ========                             =======       ======       =======        ======

1995 grants and activity through December 31, 2001:

                                                           Exercised   Forfeited  Exercisable   Outstanding
                                    Exercise   Year of       as of       as of       as of         as of
         Grantee          Granted     Price    Expiration   12/31/01    12/31/01    12/31/01     12/31/01
-------------------------------------------------------------------------------------------------------------
Officer of the Company      70,000   $ 2.00       2005               -          -       70,000        70,000
Officer of the Company       5,000     0.01       2005           5,000          -            -             - (A)
SAB                        240,000     4.00       2005          37,500          -      202,500       202,500
                          --------   ------       ----         -------       ----     --------       -------
                                                                                                           -
                   Totals  315,000                              42,500                 272,500       272,500
                           =======                              ======                 =======       =======

(A) The Company recorded a charge of $9,950 to general and administrative expense in 1995 related for options issued to an officer of the Company. This charge represents the difference between the deemed value of the Common Stock, for accounting purposes, and the exercise price of the options on the date of the grant.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 3, in June 1995, the Company granted options to purchase 84,234 shares of Common Stock at an exercise price of $.29 per share to NHA. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested immediately on the date of grant and 59,234 options have been exercised through December 31, 2001. Accordingly, as of December 31, 2001, 25,000 options remain exercisable. These options expire in 2005.

The following table summarizes all stock option activity:

                                          2001                             2000                             1999
                                -------------------------       ---------------------------       --------------------------
                                                 Weighted                          Weighted                         Weighted
                                                  Average                          Average                           Average
                                                 Exercise                          Exercise                         Exercise
                                  Shares           Price          Shares            Price          Shares             Price
                                -----------      --------       ----------         --------       --------          --------
Outstanding at beginning
  of year                         1,665,599         $ 4.19       1,379,530          $ 4.19         986,272           $ 4.38
    Granted                         824,833           9.29         430,250           13.19         479,250             3.96
    Exercised                       (56,617)          3.83        (132,181)           3.94         (25,000)            3.52
    Forfeited                       (11,046)         19.70         (12,000)           4.19         (60,992)            5.79
                                -----------                      ---------                       ---------

Outstanding at end of year        2,422,769           7.58       1,665,599            6.57       1,379,530             4.19
                                ===========         ======       =========          ======       =========           =======
Exercisable at end of year        2,177,106           6.94       1,260,371            5.55         973,503             3.97
                                ===========         ======       =========          ======       =========           =======
Available for future grant          128,433                        142,210                         160,470
                                    =======                        =======                         =======
Weighted average fair value
  of options granted                                $ 6.94                          $ 8.28                           $ 2.99
                                                    ======                          ======                           ======

The weighted average remaining contractual life for options outstanding at December 31, 2001, 2000 and 1999 was 8 years.

Common Stock Warrants

The following table summarizes all of the warrant activity from inception through December 31, 2001:


                                       Year of
   Year       Granted   Exercise Price Expiration      Exercised      Forfeited    Exercisable   Outstanding
------------------------------------------------------------------------------------------------------------
   2001       1,156,938   9.93-24.28   2006-2011              --         8,000     1,148,938      1,148,938
   2000       1,589,346  10.00-21.60   2005-2010          49,850            --     1,509,496      1,539,496
   1999       1,602,701    4.28-4.53      2004         1,378,553         8,055       216,093        216,093
   1998         525,000    6.38-7.25      2008                --            --       450,000        525,000
   1997         450,000    4.80-7.25   2002-2007         245,357           829       203,814        203,814
   1996       3,278,000     3.5-8.25   1999-2006       2,089,156        89,344     1,099,500      1,099,500
   1995       1,114,000   $     3.50      1997         1,114,000            --            --             --
             ----------                                ---------      --------    ----------      ---------

Totals        9,715,985                                4,876,916       106,228     4,627,841      4,732,841
             ==========                                =========      ========    ==========      =========

Warrant Activity

The following tables summarize the warrant activity for each year from inception through December 31, 2001:

2001 grants and activity through December 31, 2001:


                                       Exercise     Year of
         Grantee           Granted      Price     Expiration      Exercised  Forfeited  Exercisable  Outstanding
-----------------------------------------------------------------------------------------------------------------
Private Placement          163,704      $ 10.000      2006           --      8,000     155,704       155,704 (A)
Private Placement finder's
  fees                      34,500        10.000      2006           --         --      34,500        34,500
PPG                         28,168        24.280      2008           --         --      28,168        28,168 (B)
Private Placement          744,452  9.930-15.240      2011           --         --     744,452       744,452
Private Placement
  finder's fees            186,114        15.240      2011           --         --     186,114       186,114
                          --------                                  ---      -----   ---------     ---------

Totals                   1,156,938                                   --      8,000   1,148,938     1,148,938
                         =========                                  ===      =====   =========     =========

(A)  Forfeited due to cancellation of warrants
(B)  See Note 8

2000 grants and activity through December 31, 2001:


                                         Exercise    Year of
           Grantee             Granted     Price   Expiration   Exercised    Forfeited   Exercisable   Outstanding
--------------------------------------------------------------------------------------------------------------------
Scientific advisory board        200,000 $ 14.120     2010               --           --      200,000       200,000(A)
Employee                          90,000   16.750     2010               --           --       60,000        90,000
Acquired Technology              300,000   21.600     2007               --           --      300,000       300,000(B)
Agents' fees from 99 Private
  Placement                      215,819   10.000     2005           49,850                   165,969       165,969
Private Placement                634,527   10.000     2005               --           --      634,527       634,527
Private Placement
  finder's fees                  149,000   10.000     2005               --           --      149,000       149,000
                               ---------                             ------        -----    ---------     ---------

Total                          1,589,346                             49,850           --    1,509,496     1,539,496
                               =========                             ======        =====    =========     =========


(A) See Note 8
(B) See Note 6

1999 grants and activity through December 31, 2001:

                                                                     Exercised      Forfeited    Exercisable   Outstanding
                                                         Year of       as of          as of         as of         as of
           Grantee             Granted  Exercise Price  Expiration    12/31/01       12/31/01      12/31/01     12/31/01
--------------------------------------------------------------------------------------------------------------------------
Private Placement             1,414,034    $ 4.28-4.31     2004       1,218,581         7,953      187,500       187,500
Agents' and finders' fees       188,667      4.28-4.53     2004         159,972           102       28,593        28,593
                              ---------                               ---------         -----      -------       -------

Totals                        1,602,701                               1,378,553         8,055      216,093       216,093
                              =========                               =========         =====      =======      ========

1998 grants and activity through December 31, 2001:

                                                             Exercised    Forfeited   Exercisable  Outstanding
                                      Exercise    Year of       as of        as of        as of        as of
         Grantee           Granted      Price    Expiration   12/31/01     12/31/01     12/31/01     12/31/01
----------------------------------------------------------------------------------------------------------------

Employees and Officers      400,000     $ 6.38      2008         --           --         400,000      400,000
Consultant                  100,000       7.00      2008         --           --          25,000      100,000(A)
Consultant                   25,000       7.25      2008         --           --          25,000       25,000(B)
                            -------                             ----         ----        -------      -------

Totals                      525,000                              --           --         450,000      525,000
                            =======                             ====         ====        =======      =======

(A) Of the 100,000 warrants granted 25,000 vested immediately and the remaining 75,000 vest based upon the Company's successful entrance into the Taiwanese market. The Company determined the fair value of these options on the date of the granted to be $107,559 of which the Company recorded a charge of $26,890 to general and administrative expenses, which represented the fair value of the 25,000 vested warrants and the remaining unamortized portion of the $80,669 is recorded as a prepaid consulting fee on the accompanying Consolidated Balance Sheets. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.6%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 81.48%.
(B) In connection with the granting of these warrants the Company recorded a charge of $127,357 to general and administrative expenses, which represented the fair value of the warrants as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.5%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 81.48%.

1997 grants and activity through December 31, 2001:

                                                        Exercised   Forfeited  Exercisable  Outstanding
                                 Exercise   Year of       as of       as of       as of        as of
       Grantee          Granted    Price    Expiration  12/31/01    12/31/01    12/31/01     12/31/01
---------------------------------------------------------------------------------------------------------

Princeton Univ and USC
  under 1997                                                                                            --
  Sponsored Research
  Agreement              250,000   $ 7.25      2007         45,357         829     203,814       203,814(A)
Consultants              200,000     4.80      2002        200,000          --          --            --(B)
                        --------                          --------         ---      ------       -------

Totals                  450,000                            245,357         829     203,814       203,814
                        ========                          ========         ===     =======       =======

(A)   The grantees forfeited warrants as a result of a cashless exercise.
(B) In connection with the granting of these warrants the Company charged to expense, over the three year consulting period, $528,985 to general and administrative expense. The Company recorded charges in 2000, 1999 and 1998 in the amount of $76,329, $176,328 and $176,328, respectively. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 6.2%,
      (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 81.48%.

1996 grants and activity through December 31, 2001:

                                 Exercise   Year of
       Grantee         Granted    Price   Expiration      Exercised   Forfeited  Exercisable  Outstanding
---------------------------------------------------------------------------------------------------------

Public Offering        1,495,000 $ 3.500     1999        1,495,000          --          --            --
Underwriter of
  Public Offering        130,000   8.250     2001           74,753      55,247          --            --(A)
Underwriter of
  Public Offering        130,000   3.675     2001           97,650      32,350          --            --(A)
Third Parties            578,000   4.125     2006          374,613       1,387     202,000       202,000(A)
Employees                925,000   4.125     2006           27,140         360     897,500       897,500(A)
Consultant                20,000   6.000     2006           20,000          --          --            --(B)
                      ----------                         ---------     -------  ----------     ---------

Totals                 3,278,000                         2,089,156      89,344   1,099,500     1,099,500
                      ==========                         =========     =======  ==========     =========

(A)   The grantees forfeited warrants as a result of a cashless exercise.
(B) In connection with the granting of these warrants the Company recorded a charge of $25,000 to general and administrative expense, which represents the fair value of the warrants as determined in accordance with SFAS No.
      123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 6.6%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%.

1995 grants and activity through December 31, 2001:

                                      Exercise      Year of
         Grantee            Granted     Price      Expiration       Exercised    Forfeited    Exercisable   Outstanding
------------------------------------------------------------------------------------------------------------------------

Private Placement           1,114,000   $ 3.50        1997           1,114,000           -             -             -


Pro Forma Disclosure for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                                   Year Ended December 31,
                                                  ------------------------------------------------------
                                                     2001                   2000                1999
                                                  -----------           ------------         -----------

Net loss applicable to Common shareholders:
      As reported                                $(18,873,436)          $(9,529,046)         $(5,125,006)
      Pro forma                                   (25,515,682)          (11,937,622)          (6,000,155)

Net loss per share:
      As reported                                      $(1.11)               $(0.62)              $(0.42)
      Pro forma                                         (1.50)                (0.78)               (0.49)

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                          2001            2000           1999
                                                          ----            ----           ----
                 Risk-free interest rate                  4.6%            4.7%           6.89%
                 Volatility                                94%             60%             81%
                 Expected dividend yield                    0%              0%              0%
                 Expected option life                   7 years         7 years       7-10 years

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of cost to be expected in future years.

12.  RESEARCH CONTRACTS:

Contract research revenue consists of the following:

                                                                           December 31,
                                                         -----------------------------------------------
                                                            2001               2000               1999
                                                         ----------         ---------          ---------

Department of Defense Advanced Research
 Projects Agency (DARPA)                                 $  720,079         $ 186,179          $ 419,536
Small Business Innovative Research (SBIR)
 Army                                                       232,957           112,113                 --
National Science Foundation (NSF)                           105,535           194,464            100,000
                                                         ----------         ---------          ---------

                                                         $1,058,571         $ 492,756          $ 519,536
                                                         ==========         =========          =========

13. COMMITMENTS:

Lease Commitments

The Company has several operating lease arrangements for office space and equipment. Total rent expense was $415,952, $330,320 and $311,998, for the years ended December 31, 2001, 2000 and 1999, respectively. During 1999, the Company entered into one capital lease. Minimum future rental payments for operating and capital leases as of December 31, 2001 are as follows:

                                                                   Operating         Capital
                  Year                                               Lease            Lease
                  ----                                           -------------    -------------
                  2002                                               $327,460       $ 5,421
                  2003                                                267,062         4,968
                  2004                                                  3,147         4,517
                  2005                                                  2,477            --
                  2006 and thereafter                                   1,445            --
                                                                     --------       -------
                                                                     $601,591        14,906
                                                                     ========

                  Less amount representing interest                                  (2,079)
                                                                                    -------

                  Present value of capital lease                                    $12,827
                                                                                    =======

Other Commitments

Under the terms of the Motorola license agreement (Note 6), the Company agreed to make minimum royalty payments. To the extent that the royalties payable based on sales are not sufficient to meet the minimums, the Company shall pay, at its discretion, the shortfall in all cash or in cash (50%) and Common Stock (50%) within 90 days after the end of each two-year period specified below in which the shortfall occurs. The minimum royalty payments are as follows:

September 29, 2000 - December 31, 2002  $  150,000

January 1, 2003    - December 31, 2004  $  500,000

January 1, 2005    - December 31, 2006  $1,000,000

14. INCOME TAXES:

The components of income taxes are as follows:

                                                                          December 31,
                                                   ---------------------------------------------------------
                                                        2001                 2000                1999
                                                   ----------------     ---------------    -----------------


                    Current                        $            --      $           --     $             --
                    Deferred                            (6,354,493)         (3,019,639)          (2,063,624)
                                                   ---------------      --------------     ----------------
                                                        (6,354,493)         (3,019,639)          (2,063,624)
             Increase in valuation allowance             6,354,493           3,019,639            2,063,624
                                                   ---------------      --------------     ----------------

                                                   $            --      $           --     $             --
                                                   ===============      ==============     ================

The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 2001, the Company had net operating loss carryforwards of approximately $18,715,485, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             December 31,
                                                               ----------------------------------------
                                                                      2001                  2000
                                                               ------------------    ------------------

       Gross deferred tax assets:
         Net operating loss carryforwards                           $  7,660,868           $ 5,738,172
         Capitalized start-up costs                                    5,781,789             2,710,141
         Capitalized technology license                                  170,000               170,000
         Stock options and warrants                                    1,563,593               181,327
         Accruals and reserves                                           225,945               102,738
         Other                                                           103,329               248,653
                                                                    ------------           -----------
                                                                      15,505,524             9,151,031
       Valuation allowance                                           (15,505,524)           (9,151,031)
                                                                    ------------           -----------
       Net deferred tax assets                                      $         --           $        --
                                                                    ============           ===========

A valuation allowance was established for all of the net deferred tax asset since the Company has incurred substantial operating losses since inception and expects additional losses in 2002. The Company's management has concluded that the realizability of the deferred tax assets is uncertain.

15.  DEFINED CONTRIBUTION PLAN:

During 2000, the Company adopted the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant's contribution, limited to 6% of the participant's total compensation. For the years ending December 31, 2001 and 2000, the Company contributed $83,611 and $52,125 to the Plan, respectively.

16. QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2001. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2001:

                                                           Three Months Ended
                            ---------------------------------------------------------------------------------
                                March 31             June 30             September 30          December 31
                            -----------------    -----------------     -----------------     ----------------

Revenue..................     $   200,242          $   257,159           $   569,233          $   226,267

Net loss.................      (3,778,979)          (4,768,582)           (1,911,192)          (5,897,347)

Basic and Diluted loss
per share................           (0.23)               (0.28)                (0.15)               (0.45)


Year ended December 31, 2000:

                                               Three Months Ended (restated)
                             ----------------------------------------------------------------------
                                March 31          June 30         September 30      December 31
                                --------          -------         ------------      -----------
Revenues..................   $     5,909       $   126,746         $   124,812      $   235,289

Net loss..................    (2,012,136)       (2,964,922)         (2,074,396)      (2,477,592)

Basic and diluted loss per
share..................            (0.13)            (0.19)              (0.14)           (0.16)