Form 10-Q
period 2002-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2002-05-15
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                           Commission File No. 1-12031

                          UNIVERSAL DISPLAY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                PENNSYLVANIA                             23-2372688
       -------------------------------------       ---------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

            375 Phillips Boulevard
               Ewing, New Jersey                           08618
     ----------------------------------------          -------------
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

                                  Yes _X_  No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of May 10, 2002, the registrant had outstanding 18,467,867 shares of Common Stock, par value $.01 per share.

INDEX                                                                      PAGE
-----                                                                      -----

Part I - Financial Information

Item 1. Financial Statements (unaudited)

    Consolidated Balance Sheets -
    March 31, 2002 and December 31, 2001                                     3

    Consolidated Statements of Operations -
    Three months ended March 31, 2002 and 2001
    and inception to March 31, 2002                                          4

    Consolidated Statements of Cash Flows -
    Three months ended March 31, 2002 and 2001
    and inception to March 31, 2002                                          5

    Notes to Consolidated Financial Statements                              6-12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      13-14

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                   15

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.                                   15

Signatures                                                                  16

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                     ASSETS
                                                                               March 31, 2002          December 31, 2001
                                                                               --------------          -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 5,523,761               $ 7,883,132
    Short-term investments                                                        4,609,450                 4,516,199
    Restricted cash (Note 6)                                                     15,142,324                15,162,414
    Accounts receivable                                                             492,457                   540,855
    Prepaid development expense (Note 5)                                          2,485,670                        --
    Other current assets                                                            366,613                   355,820
                                                                                -----------               -----------
            Total current assets                                                 28,620,275                28,458,420

PROPERTY AND EQUIPMENT, net                                                       5,717,685                 5,296,177

ACQUIRED TECHNOLOGY, net                                                         14,371,079                14,794,847

DEPOSITS                                                                             33,125                    20,125
                                                                                -----------               -----------
                                                                                $48,742,164               $48,569,569
                                                                                ===========               ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Convertible promissory notes (face value of $15,000,000,
      net of discounts) (Note 6)                                                $ 9,380,021               $ 8,288,239
    Capital lease obligations                                                         4,344                     4,228
    Accounts payable                                                                706,491                   649,100
    Accrued expenses                                                                672,638                 1,072,621
    Deferred license fees                                                         1,116,667                   450,000
                                                                                -----------               -----------
                                                                                 11,880,161                10,464,188
                                                                                -----------               -----------
CAPITAL LEASE OBLIGATIONS                                                             7,468                     8,599
                                                                                -----------               -----------

SHAREHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
    200,000 shares Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock issued and outstanding
    (liquidation value of $21.48 per share or $6,444,000), 5,000 shares of
    Series C-1 Convertible Preferred Stock authorized and none outstanding,
    5,000 shares of Series D Convertible Preferred Stock authorized and none
    outstanding                                                                       5,000                     5,000
Common Stock, par value $.01 per share, 50,000,000 shares authorized,
    18,440,522 and 18,093,124 shares issued and outstanding, respectively           184,405                   180,931
Additional paid-in capital                                                       89,070,930                85,016,601
Accumulated other comprehensive loss                                                 (5,166)                   (3,925)
Deficit accumulated during development-stage                                    (52,400,634)              (47,101,825)
                                                                                -----------               -----------
 Total shareholders' equity                                                      36,854,535                38,096,782
                                                                                -----------               -----------
                                                                                $48,742,164               $48,569,569
                                                                                ===========               ===========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Period from Inception
                                                                                                       (June 17, 1994) to
                                                         Three Months Ended March 31,                    March 31, 2002
                                               --------------------------------------------------    -----------------------

                                                       2002                        2001
                                               ----------------------      ----------------------
REVENUE:
    Contract research revenue                      $   447,083                  $   200,242               $  2,980,345
    Development chemicals                               87,843                           --                    282,173
                                                   -----------                  -----------               ------------
    Total revenue                                      534,926                      200,242                  3,262,518
                                                   -----------                  -----------               ------------
OPERATING EXPENSES:
    Research and development                         3,849,548                    3,252,977                 35,164,885
    General and administrative                         957,856                      861,923                 16,732,067
                                                   -----------                  -----------               ------------
        Total operating expenses                     4,807,404                    4,114,900                 51,896,952
                                                   -----------                  -----------               ------------
        Operating loss                              (4,272,478)                  (3,914,658)               (48,634,434)

INTEREST INCOME                                        128,362                      135,679                  1,753,971
INTEREST EXPENSE                                    (1,154,693)                          --                 (3,002,835)
                                                   -----------                  -----------               ------------
NET LOSS                                            (5,298,809)                  (3,778,979)               (49,883,298)

DEEMED DIVIDEND TO PREFERRED
SHAREHOLDERS                                                --                           --                 (2,517,336)
                                                   -----------                  -----------               ------------
NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                                       $(5,298,809)                 $(3,778,979)              $(52,400,634)
                                                   ===========                  ===========               ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                       $     (0.29)                 $     (0.23)
                                                   ===========                  ===========

WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                            18,435,253                  16,715,452
                                                    ===========                 ===========


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)



                                                                                                           Period from
                                                                                                            Inception
                                                                        Three Months                    (June 17, 1994) to
                                                                      Ended March 31,                     March 31, 2002
                                                           ---------------------------------------     ---------------------
                                                                 2002                  2001
                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $ (5,298,809)        $ (3,778,979)            $ (49,883,298)
     Non-cash charges to statement of operations:
         Depreciation                                             358,952              233,828                 2,197,480
         Amortization of intangibles                              423,768              423,768                 2,579,639
         Amortization of discounts on Convertible
           Promissory Notes                                     1,091,782                   --                 2,781,483
         Issuance of Common Stock options and warrants
           for services                                             1,709                2,066                 1,069,701
         Issuance of Common Stock and warrants in
           connection with amended research and license
           agreements                                                  --                   --                 3,120,329
         Issuance of Common Stock in connection with
           executive compensation                                      --                   --                   423,220
         Issuance of redeemable Common Stock, Common
           Stock options and warrants in connection with
           development agreement                                1,542,951              529,468                 4,489,244
         Issuance of Common Stock options and warrants
           for Scientific Advisory Board                               --              766,018                 1,947,369
         Acquired in-process technology                                --                   --                   350,000

     (Increase) decrease in assets:
         Accounts receivable                                       48,398               31,886                  (492,457)
         Other current assets                                     (10,793)             (10,136)                   62,372
         Deposits                                                 (13,000)                  --                   (33,125)
     Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                   (315,119)            (202,213)                1,079,878
         Payable to related parties                                    --                   --                   250,000
         Deferred license fees                                    666,667              200,000                 1,116,667
                                                             ------------         ------------              ------------
                Net cash used in operating activities          (1,503,494)          (1,804,294)              (28,941,498)
                                                             ------------         ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                       (780,460)            (309,495)               (7,033,144)
    Purchase of intangibles                                            --                   --                   (25,750)
    Purchases of short-term investments                        (1,446,492)          (1,730,480)              (27,412,399)
    Proceeds from sale of short-term investments                1,352,000              479,000                22,797,783
    Restricted cash                                                20,090                   --               (15,142,324)
                                                             ------------         ------------              ------------
Net cash used in investing activities                            (854,862)          (1,560,975)              (26,815,834)
                                                             ------------         ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                             --            1,348,984                22,976,751
    Proceeds from issuance of Preferred Stock                          --                   --                 9,137,079
    Proceeds from issuance of Convertible Promissory
      Notes and equity instruments                                     --                   --                15,000,000
    Proceeds from the exercise of Common Stock options
      and warrants                                                     --               50,689                14,175,472
    Principal payments on capital lease                            (1,015)                (910)                   (8,209)
                                                             ------------         ------------              ------------
    Net cash (used in) provided by financing activities            (1,015)           1,398,763                61,281,093
                                                             ------------         ------------              ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,359,371)          (1,966,506)                5,523,761
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  7,883,132            7,701,040                        --
                                                             ------------         ------------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  5,523,761         $  5,734,534              $  5,523,761
                                                             ============         ============              ============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BACKGROUND

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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology (Note 3). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license and again in 2002 (the "2002 Amended License Agreement") (Note 3).

The Company is also engaged in research, development and commercialization activities at its 21,000 square foot facility leased in Ewing, New Jersey. In 1999 the Company entered into a lease for 11,000 square feet. The Company moved its operations to this facility in the fourth quarter of 1999. In the second quarter of 2001, the Company signed a lease for an additional 10,000 square feet.

The Company is a development-stage entity with no significant operating activity to date. Expenses incurred have primarily been in connection with research and development funding and activities, obtaining financing and administrative activities. The developmental nature of the activities is such that significant inherent risks exist in the Company's operations. Completion of the commercialization of the Company's technology will require funds substantially greater than the Company currently has available. There is no assurance that such financing will be available to the Company, on commercially reasonable terms or at all. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the end of its current fiscal year, which will end December 31, 2002. To the extent that Princeton University's research efforts do not result in the development of commercially viable applications for the OLED technology, the Company will not have any meaningful operations. Even if a product incorporating the OLED technology is developed and introduced into the marketplace, additional time and funding may be necessary before significant revenues are realized. While the Company funds the OLED technology research, the scope of and technical aspects of the research and the resources and efforts directed to such research is subject to the control of Princeton University and the principal investigators. Accordingly, the Company's success is dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as principal investigators, because such persons are no longer associated with Princeton University or otherwise, and successors acceptable to both the Company and Princeton University are not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The Company reported unrealized holding losses of $5,166 and $3,925 at March 31, 2002 and December 31, 2001, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $5,300,050 and $3,778,979 for the three months ended March 31, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, short-term investments, restricted cash, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates. The carrying amount of the convertible promissory notes approximates fair value at March 31, 2002 (Note 6).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment, furniture and fixtures, and the lesser of the lease term or useful life for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Construction-in-progress costs consist of costs incurred for the expansion of the Company's current leased space and for the acquisition of lab equipment. Upon completion of construction or commencement of operation of the lab equipment, the costs associated with such assets will be depreciated over the estimated useful life.

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (Note 4). The intangible asset consists of the following:


                                                              March 31, 2002             December 31, 2001
                                                              --------------             -----------------
                  PD-LD, Inc.                                  $ 1,481,250                  $ 1,481,250
                  Motorola                                      15,469,468                   15,469,468
                                                               -----------                  -----------

                                                                16,950,718                   16,950,718
                  Less: Accumulated amortization                (2,579,639)                  (2,155,871)
                                                               -----------                  -----------

                  Acquired Technology, net                     $14,371,079                  $14,794,847
                                                               ===========                  ===========

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

LONG-LIVED ASSETS

Management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of March 31, 2002 and December 31, 2001, management believed that no revision to the remaining useful lives or write-down of long-lived assets was required.

NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net loss applicable to Common shareholders by the weighted-average number of Common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common Stock. For the three months ended March 31, 2002 and 2001 the effects of the exercise of 7,278,203 outstanding stock options and warrants were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (SFAS No.
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. The adoption of SFAS 142 had no effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. The adoption of SFAS No. 143 did not have an impact on the consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the consolidated financial statements.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         2002           2001
                                                                         ----           ----
Common Stock, options and warrants to acquire Common Stock
      in development agreement (Note 5)                               $ 1,542,951     $ 529,468
Common Stock issued for the purchase of equipment                              --        43,776
                                                                      -----------     ---------

                                                                      $ 1,542,951     $ 573,244
                                                                      ===========     =========

STOCK OPTIONS

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

NOTE 3.  SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into a 1997 Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994 under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002, which period has been extended until July 31, 2007. The Company is obligated to pay Princeton up to $7.5 million commencing on July 31, 2002 through July 31, 2007. The amounts due to Princeton University are charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the worldwide exclusive and perpetual license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton University a royalty of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions.

In order to protect Princeton University's tax exempt status, the 1997 License Agreement provides that Princeton University may, in its sole discretion, determine whether, pursuant to the provisions of the Tax Reform Act of 1986, it is required to negotiate the royalties and other considerations payable to Princeton University on products not reasonably conceivable by the parties at the time of execution of the 1994 License Agreement. If Princeton University reasonably concludes that the consideration payable by the Company for any such product is not fair and competitive, Princeton University may exercise its right to renegotiate the royalties and other consideration payable by the Company for any such product prior to the expiration of 180 days after the first patent is filed or other intellectual property protection is sought. The Company has the right to commence arbitration proceedings to challenge Princeton University's exercise of such renegotiation rights. If the parties are unable to agree to royalties and other consideration for such products within a specified period of time, then Princeton University is free to license to third parties without repayment of any funds provided under the 1997 Sponsored Research Agreement. In connection with the 1997 License Agreement and 1997 Sponsored Research Agreement the Company issued, in October 1997, 140,000 shares of Common Stock and 175,000 warrants to purchase Common Stock to Princeton University as well as 60,000 shares of Common stock and 75,000 warrants to purchase Common Stock to the University of Southern California. The Company recorded a charge of $3,120,329 related to the issuance of the Common Stock and warrants to purchase Common Stock to research and development expenses. The value of the warrants were determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS No. 123").

NOTE 4.  ACQUIRED TECHNOLOGY

On July 19, 2000, the Company, PD-LD, Inc. ("PD-LD") and Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD's rights to certain issued and pending patents and technology known as organic vapor phase deposition ("OVPD") in exchange for 50,000 shares of the Company's Common Stock. Pursuant to this transaction, the Company has included in its License Agreement with Princeton the exclusive license to all Princeton patents and technology related to OVPD, whether developed pursuant to its research agreements with Princeton or otherwise. The acquisition of these patents had a fair value of $1,481,250 (Note 2).

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 72 US patents, 6 US patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of Common Stock (valued at $4,412,500), 300,000 shares of Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of Common Stock at $21.60 per share. The warrant becomes exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrant was recorded at fair market value of $2,206,234 based on the Black-Scholes option-pricing model and was recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology. Such royalty payments may be made, at the Company's discretion, in either all cash or (50%) cash and (50%) in shares of Common Stock. The number of shares of Common Stock used to pay the royalty portion shall be equal to 50% of the royalty due divided by the average daily closing price per share of stock over the ten trading days ending two business days prior to the date the Common Stock is issued.

NOTE 5.  COMMON STOCK AND WARRANTS ISSUED IN DEVELOPMENT AND LICENSE AGREEMENT

On October 1, 2000, the Company entered into a 5 year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED flat panel display technology with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED material system. In consideration for PPG's services under the agreement, the Company will issue shares of Common Stock and warrants to acquire Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities issued is subject to adjustment under certain circumstances, as defined in the agreement.

In accordance with the PPG agreement, the Company issued 3,019 shares of Common Stock in February 2002. The additional shares were issued as a result of the final accounting for actual costs incurred by PPG in 2001. Accordingly, the Company accrued $27,473 of research and development expense as of December 31, 2001 based on the fair value of the additional shares.

In accordance with the agreement, the Company also issued warrants to PPG to acquire 121,843 shares of Common Stock as part of the consideration for services performed during 2001. The warrants were earned during 2001, but were not issued until February 2002. The number of warrants earned and issued is based on the number of shares of Common Stock earned by, and issued, to PPG by the Company during the calendar year.

During the first quarter of 2002 and 2001, the Company issued 344,379 and 118,824 shares of Common Stock, respectively, to PPG as consideration for services required under the agreement for 2002 and 2001. The Company recorded the shares as a prepaid development expense based on the fair value of the Common Stock. The Company recorded a charge to research and development expense of $820,368 and $315,532 during the three months ended March 31, 2002 and 2001, respectively, for the amortization of the prepaid expense. The charge was determined based on the fair value of the Common Stock earned by PPG as of March 31, 2002 and 2001.

During the three months ended March 31, 2002 and 2001, the Company also recorded a charge to research and development expense of $672,220 and $174,232, respectively. This charge was recorded based on the estimated fair value of warrants that were earned by PPG during these periods. The Company determined the fair value of the warrants earned during 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.443% and 5.028%, (2) no expected dividend yield, (3) expected life of 10 and 7 years, and (4) expected volatility of 94%, respectively.

In accordance with the terms of the PPG agreement, on December 14, 2000, UDC granted options to PPG employees to acquire 26,000 shares of Common Stock. These options vested over a one-year period, have an exercise price of $9.44 per share and expire in 10 years. During the three months ended March 31, 2001, the Company recorded a charge of $39,704, to research and development expense for the fair market value, determined in accordance with the Black-Scholes option-pricing model, of the stock option awards that were earned. On December 17, 2001, the Company granted an additional 26,333 options to PPG employees. These options vest over a one-year period and are exercisable based on the PPG employee's work status on the UDC project at the end of the one-year period. The options have an exercise price of $8.56 per share and expire in 10 years. During the three months ended March 31, 2002, the Company recorded $50,363 in research and development costs related to these options. The Company determined the fair value of the options earned during the three months ended March 31, 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.443% and 5.028%, (2) no expected dividend yield, (3) expected life of 10 and 7 years, and (4) expected volatility of 94%, respectively.

NOTE 6.  RESTRICTED CASH AND CONVERTIBLE PROMISSORY NOTES

In August 2001, the Company issued two $7,500,000 Notes with a maturity date of August 22, 2004, in connection with a private placement. Interest accrues daily on the outstanding principal amount of the Notes but compounds annually at a rate per year equal to the rate of interest paid from time to time on money market accounts held at First Union National Bank, and is payable quarterly in cash. Upon the occurrence and during the continuance of an event of default under the Notes, the interest rate increases to 18% per year. As of March 31, 2002, the Company was not in default. The Notes are convertible into shares of the Company's Common Stock at a price per share equal to the conversion price then in effect. The initial conversion price of the Notes is $13.97, and may change in the future based on certain anti-dilution and other adjustments. The Notes automatically convert into Common Stock if certain conditions, which are outside the control of the holders and the Company, are met. The Notes are convertible at the election of the holders or the Company if certain conditions, which are outside the control of the holders and the Company, are met.

The Company's obligations under the Notes are secured by irrevocable letters of credit issued with a face amount equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes has been pledged as collateral to the bank issuing the letters of credit. Under the terms of the applicable agreements, the face amount of each letter of credit is reduced as the outstanding principal amount of the related Note is reduced. Thus, as each Note is converted, the face amount of the related letter of credit will be reduced and, likewise, the amount pledged to the bank as collateral relating to that letter of credit will be reduced. Accordingly, as the Notes are converted, the Company will be able to access the funds raised from the sale of the Notes in amounts corresponding to the portion of the Notes that are converted or repaid. The $15,000,000 in cash proceeds plus accrued but unpaid interest has been classified as restricted cash on the accompanying consolidated balance sheet as of March 31, 2002 and December 31, 2001.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company determined the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the three months ended March 31, 2002, the Company recognized a non-cash charge to interest expense of $660,121 for the amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and after considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded $3,258,468 of BCF as a debt discount on the commitment date. The BCF debt discount is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the three months ended March 31, 2002, the Company recognized a non-cash charge to interest expense of $431,661 for the amortization of the BCF.

A reconciliation of the face amount of the Notes and the carrying value at March 31, 2002 is as follows:

      Notes carrying value at December 31, 2001          $ 8,288,239
         2002 Amortization of:
         OID, treated as interest expense                    660,121
         BCF, treated as interest expense                    431,661
                                                         -----------

      Notes carrying value at March 31, 2002             $ 9,380,021
                                                         ===========

The OID and BCF will be fully amortized by 2004, at which time the carrying value of the Notes will equal the face value of $15,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, subject to risks and uncertainties that could cause actual results to differ materially for Universal Display Corporation from those projected, including, but not limited to, statements regarding Universal Display Corporation's beliefs, expectations, hopes or intentions regarding the future. Forward-looking statements in this document also include statements regarding any financial forecasts or market growth predictions. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Universal Display Corporation's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. It is important to note that actual outcomes and Universal Display Corporation's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as: uncertainties relating to developments and advances in display technologies, including OLED, TOLED, FOLED, SOLED and PHOLED technology; the expansion of applications for OLED technology; the success of Universal Display Corporation and its development partners in accomplishing technological advances; the ability of Universal Display Corporation to enter into alliances with product manufacturers; product development, manufacturing, and marketing acceptance; uncertainties related to cost and pricing of Universal Display Corporation products; dependence on collaborative partners; and other competition, risks relating to intellectual property of others and the uncertainties of patent protection.

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $52,400,634 at March 31, 2002. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company had a net loss of $5,298,809 (or $0.29 per share) for the quarter ended March 31, 2002 compared to a net loss of $3,778,979 (or $0.23 per share) for the same period in 2001. The increase in net loss was primarily attributed to the following: (i) the increase in cash and non-cash research and development expenses (ii) non-cash interest expense on convertible promissory notes issued in August 2001 (Note 6).

The Company earned $447,083 from contract research revenue in the quarter ended March 31, 2002 compared to $200,242 for the same period in 2001. In the quarter ended March 31, 2002, contract research revenue consisted of: (i) $283,488 recognized under a 24-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $91,657 recognized under a subcontract received from Princeton University, pursuant to an 18-month, $700,000 contract Princeton received from DARPA, (iii) $66,186 recognized under a two-year DoD Phase II SBIR Army Contract, and (iv) $5,752 under an 11-month, $69,951 Phase I contract received from the US Department of Army. In the same period in 2001, contract research revenue consisted of : (i) $133,176 recognized under an 18-month, $1,500,000 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $45,536 recognized under a 2-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, (iii) $7,878 recognized under a Department of Defense Phase I, Small Business Innovative Research (SBIR) contract which is completed at this time, (iv) $16,606 recognized under a 2-year Department of Defense Phase II SBIR contract and (v) a $2,954 charge against revenue for overpayment on the final costs of a subcontract under a 3-year, $3 million contract Princeton University received from the Defense Advanced Research Project Agency (DARPA).

The Company also earned $87,843 from the sale of evaluation chemicals to potential OLED display manufacturers. The chemicals are used to evaluate the Company's proprietary OLED material system. In the same period in 2001, there were no evaluation chemical sales.

The Company has entered into certain joint development and technology evaluation agreements, for which it has received advanced license fees. These fees are classified as current liabilities and the Company will record revenue as it is earned.

Research and development costs were $3,849,548 for the quarter ended March 31, 2002 compared to $3,252,977 for the same period in 2001. For the quarter ended March 31, 2002, research and development expenses consisted of: (i) costs incurred of $1,352,781 for the development and operations in the Company's facility, (ii) costs incurred of $315,271 for patent applications, prosecutions and other intellectual property rights, (iii) payments of $214,777 to the Company's Research Partners (Note 3) under the 1997 Sponsored Research Agreement, (iv) non-cash charges of $1,542,951 incurred in connection with the PPG development agreement, and (v) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 4). Research and development for the same period in 2001, research and development expenses consisted of : (i) costs incurred of $1,091,842 for the development and operations in the Company's facility, (ii) costs incurred of $227,292 for patent applications, prosecutions and other intellectual property rights, (iii) payments of $214,589 to the Company's Research Partners (Note 3) under the 1997 Sponsored Research Agreement, (iv) non-cash charges of $766,018 recorded for warrants and options previously issued to the Scientific Advisory Board members,
(v) non-cash charges of $529,468 incurred in connection with the PPG development agreement, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 4).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash and cash equivalents of $5,523,761, short-term investments of $4,609,450 and restricted cash of $15,142,324, compared to cash and cash equivalents of $7,883,132, short-term investments of $4,516,199 and restricted cash of $15,162,414 at December 31, 2001. During the three months ended March 31, 2002, the Company received non-refundable cash payments of $716,667 in connection with joint development and technology evaluation agreements, which the Company recorded as deferred license fees.

In the fourth quarter of 2001, the Company commenced construction on the expansion of its current location in Ewing, New Jersey. The expansion was completed in the first quarter of 2002. As of March 31, 2002, the Company had incurred costs of $1,619,044 relating to the construction and the purchase of equipment for the expansion. Remaining construction commitments at March 31, 2002 are approximately $226,000.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private transactions and receipt of cash upon the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002, which period has been extended until July 31, 2007. Through March 31, 2002, $4,342,045 of this commitment has been funded. The Company is obligated to pay Princeton up to $7.5 million commencing on July 31, 2002 through July 31, 2007. Pursuant to its development and license agreement with a third party, the Company is to issue shares of Common Stock, on an annual basis, in consideration of the services provided by the third party. In certain circumstances, the Company may also be required to pay cash to the third party for such services. Substantial additional funds will be required thereafter for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on investments.

                           PART II. OTHER INFORMATION

ITEM 1.  NONE

ITEM 2.  Changes in Securities/Use of Proceeds

(a) None

(b) None

(c) None.

(d) None

ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:
None.

(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL DISPLAY CORPORATION



Date: May 15, 2002                 /s/ Sidney D. Rosenblatt
                                   --------------------------
                                   Sidney D. Rosenblatt
                                   (Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary)