Form 10-Q/A
period 2000-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2002-07-08
CIK 1005284

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-2

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

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                      Outstanding as of June 30, 2002

Common Stock par value $.01 per share 18,473,397

This Amendment No. 2 is filed to amend and restate in its entirety Item 6(a) of
Part II and to file certain exhibits.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

     3.1 Articles of Amendment to the Registrant's Articles of Incorporation filed with the Department of State of the Commonwealth of Pennsylvania on July 31, 2000.#

     3.2 Articles of Amendment to the Registrant's Articles of Incorporation filed with the Department of State of the Commonwealth of Pennsylvania on September 29, 2000.#

     10.1 License Agreement between the Registrant and Motorola, Inc. dated as of September 27, 2000 (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).*

     10.2 Termination, Amendment and License Agreement by and among the Registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University dated as of July 19, 2000 (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).*

     27    Financial Data Schedule #

---------------------

*  Filed herewith.
#  Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNIVERSAL DISPLAY CORPORATION


July 8, 2002                             By: /s/ Sidney D. Rosenblatt
------------                                 ----------------------------------
                                             Sidney D. Rosenblatt
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Secretary