Form 10-Q/A
period 2002-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2002-08-06
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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

                                  Yes _X_  No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of August 2, 2002, the registrant had outstanding 18,473,402 shares of Common Stock, par value $.01 per share.

Subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, the Company identified a $2,486,000 overstatement of prepaid expenses and total shareholders' equity as of March 31, 2002 relating to accounting for Common stock issued to PPG Industries, Inc. as consideration for future services. In addition, the previously reported weighted average shares outstanding for the quarter ended March 31, 2002 were overstated by 258,924 shares. See Note 3 to this Form 10-Q/A for a discussion of this reclassification. The reclassification has no effect on reported expenses, net loss, net loss per share and cash flows for the quarter ended March 31, 2002. In addition, the revised accounting for the stock issuance has no impact on the previously filed Annual Report on Form 10-K for the years ended December 31, 2001 and 2000.

This amendment to the Company's Form 10-Q for the quarter ended March 31, 2002 amends and restates those items of the Form 10-Q originally filed on May 15, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing.


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

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                     ASSETS
                                                                               March 31, 2002          December 31, 2001
                                                                               --------------          -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 5,523,761               $ 7,883,132
    Short-term investments                                                        4,609,450                 4,516,199
    Restricted cash (Note 7)                                                     15,142,324                15,162,414
    Accounts receivable                                                             492,457                   540,855
    Other current assets                                                            366,613                   355,820
                                                                                -----------               -----------
            Total current assets                                                 26,134,605                28,458,420

PROPERTY AND EQUIPMENT, net                                                       5,717,685                 5,296,177

ACQUIRED TECHNOLOGY, net                                                         14,371,079                14,794,847

DEPOSITS                                                                             33,125                    20,125
                                                                                -----------               -----------
                                                                                $46,256,494               $48,569,569
                                                                                ===========               ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Convertible promissory notes (face value of $15,000,000,
      net of discounts) (Note 7)                                                $ 9,380,021               $ 8,288,239
    Capital lease obligations                                                         4,344                     4,228
    Accounts payable                                                                706,491                   649,100
    Accrued expenses                                                                672,638                 1,072,621
    Deferred license fees                                                         1,116,667                   450,000
                                                                                -----------               -----------
                                                                                 11,880,161                10,464,188
                                                                                -----------               -----------
CAPITAL LEASE OBLIGATIONS                                                             7,468                     8,599
                                                                                -----------               -----------

SHAREHOLDERS' EQUITY
 Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
    200,000 shares Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock issued and outstanding
    (liquidation value of $21.48 per share or $6,444,000), 5,000 shares of
    Series C-1 Convertible Preferred Stock authorized and none outstanding,
    5,000 shares of Series D Convertible Preferred Stock authorized and none
    outstanding                                                                       5,000                     5,000
Common Stock, par value $.01 per share, 50,000,000 shares authorized,
    18,181,598 and 18,093,124 shares issued and outstanding, respectively           181,816                   180,931
Additional paid-in capital                                                       86,587,849                85,016,601
Accumulated other comprehensive loss                                                 (5,166)                   (3,925)
Deficit accumulated during development-stage                                    (52,400,634)              (47,101,825)
                                                                                -----------               -----------
 Total shareholders' equity                                                      34,368,865                38,096,782
                                                                                -----------               -----------
                                                                                $46,256,494               $48,569,569
                                                                                ===========               ===========

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Period from Inception
                                                                                                       (June 17, 1994) to
                                                         Three Months Ended March 31,                    March 31, 2002
                                               --------------------------------------------------    -----------------------

                                                       2002                        2001
                                               ----------------------      ----------------------
REVENUE:
    Contract research revenue                      $   447,083                  $   200,242               $  2,980,345
    Development chemicals                               87,843                           --                    282,173
                                                   -----------                  -----------               ------------
    Total revenue                                      534,926                      200,242                  3,262,518
                                                   -----------                  -----------               ------------
OPERATING EXPENSES:
    Research and development                         3,849,548                    3,252,977                 35,164,885
    General and administrative                         957,856                      861,923                 16,732,067
                                                   -----------                  -----------               ------------
        Total operating expenses                     4,807,404                    4,114,900                 51,896,952
                                                   -----------                  -----------               ------------
        Operating loss                              (4,272,478)                  (3,914,658)               (48,634,434)

INTEREST INCOME                                        128,362                      135,679                  1,753,971
INTEREST EXPENSE                                    (1,154,693)                          --                 (3,002,835)
                                                   -----------                  -----------               ------------
NET LOSS                                            (5,298,809)                  (3,778,979)               (49,883,298)

DEEMED DIVIDEND TO PREFERRED
SHAREHOLDERS                                                --                           --                 (2,517,336)
                                                   -----------                  -----------               ------------
NET LOSS APPLICABLE TO COMMON
SHAREHOLDERS                                       $(5,298,809)                 $(3,778,979)              $(52,400,634)
                                                   ===========                  ===========               ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                       $     (0.29)                 $     (0.23)
                                                   ===========                  ===========

WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                            18,176,329                  16,715,452
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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology (Note 4). Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license and again in 2002 (the "2002 Amended License Agreement") (Note 4).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, short-term investments, restricted cash, accounts receivable, prepaids and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates. The carrying amount of the convertible promissory notes approximates fair value at March 31, 2002 (Note 7).

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

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (Note 5). The intangible asset consists of the following:


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

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         2002           2001
                                                                         ----           ----
Common Stock, options and warrants to acquire Common Stock
      in development agreement (Note 6)                               $ 1,542,951     $ 529,468
Common Stock issued for the purchase of equipment                              --        43,776
                                                                      -----------     ---------

                                                                      $ 1,542,951     $ 573,244
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

Note 3.  RESTATEMENT

In connection with an agreement with PPG Industries, Inc. (PPG) (see Note 6), at the beginning of each year the Company issues shares of Common Stock to PPG for services to be rendered during the coming year. Previously, the Company recorded an increase to prepaid expense and shareholders' equity for the value of the Common Stock issued.

The Company has restated its previously filed March 31, 2002 consolidated financial statements relating to the Common stock issued to PPG. In accordance with Emerging Issues Task Force Topic D-90, equity instruments that are conditionally transferred to another party and subject to forfeiture for non-performance of future goods or services should not be considered issued for accounting purposes until such time as performance has occurred. The effect of the correction of this misstatement was to reduce previously reported prepaid expenses and shareholders' equity by $2,486,000 as of March 31, 2002. In addition, the previously reported weighted average shares outstanding for the quarter ended March 31, 2002 were reduced by 258,924 shares. This correction has no impact on previously reported expenses, net loss, net loss per share or cash flows for the quarter ended March 31, 2002. In addition, this issue had no impact to the Company's previously filed Annual Report on Form 10-K for the years ended December 31, 2001 and 2000.

NOTE 4.  SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

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

NOTE 5.  ACQUIRED TECHNOLOGY

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

NOTE 6.  COMMON STOCK AND WARRANTS ISSUED IN DEVELOPMENT AND LICENSE AGREEMENT

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

During the first quarter of 2002 and 2001, the Company issued 344,379 and 118,824 shares of Common Stock, respectively, to PPG as consideration for services required under the agreement for 2002 and 2001. The Company recorded a charge to research and development expense of $820,368 and $315,532 during the three months ended March 31, 2002 and 2001, respectively, for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the Common Stock earned by PPG as of March 31, 2002 and 2001.

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

NOTE 7.  RESTRICTED CASH AND CONVERTIBLE PROMISSORY NOTES

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company had a net loss of $5,298,809 (or $0.29 per share) for the quarter ended March 31, 2002 compared to a net loss of $3,778,979 (or $0.23 per share) for the same period in 2001. The increase in net loss was primarily attributed to the following: (i) the increase in cash and non-cash research and development expenses (ii) non-cash interest expense on convertible promissory notes issued in August 2001 (Note 7).

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

Research and development costs were $3,849,548 for the quarter ended March 31, 2002 compared to $3,252,977 for the same period in 2001. For the quarter ended March 31, 2002, research and development expenses consisted of: (i) costs incurred of $1,352,781 for the development and operations in the Company's facility, (ii) costs incurred of $315,271 for patent applications, prosecutions and other intellectual property rights, (iii) payments of $214,777 to the Company's Research Partners (Note 4) under the 1997 Sponsored Research Agreement, (iv) non-cash charges of $1,542,951 incurred in connection with the PPG development agreement, and (v) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 5). Research and development for the same period in 2001, research and development expenses consisted of : (i) costs incurred of $1,091,842 for the development and operations in the Company's facility, (ii) costs incurred of $227,292 for patent applications, prosecutions and other intellectual property rights, (iii) payments of $214,589 to the Company's Research Partners (Note 4) under the 1997 Sponsored Research Agreement, (iv) non-cash charges of $766,018 recorded for warrants and options previously issued to the Scientific Advisory Board members,
(v) non-cash charges of $529,468 incurred in connection with the PPG development agreement, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 5).

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

ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL DISPLAY CORPORATION



Date: August 6, 2002               /s/ Sidney D. Rosenblatt
                                   --------------------------
                                   Sidney D. Rosenblatt
                                   (Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary)