Form 10-Q
period 2002-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2002-08-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of August 12, 2002, the registrant had outstanding 19,750,416 shares of Common Stock, par value $.01 per share.

INDEX PAGE


Part I - Financial Information

Item 1. Unaudited Financial Statements

   Consolidated Balance Sheets
   June 30, 2002 and December 31, 2001                                         3

   Consolidated Statements of Operations -
   Three months ended June 30, 2002 and
   2001, and inception to June 30, 2002                                        4

   Consolidated Statements of Operations -
   Six months ended June 30, 2002 and
   2001, and inception to June 30, 2002                                        5

   Consolidated Statements of Cash Flows -
   Six months ended June 30, 2002 and
   2001, and inception to June 30, 2002                                        6

   Notes to Consolidated Financial Statements                               7-14

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                              14-17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                             17

Part II - Other Information

Item 4. Submission of Matters to Vote of Security Holders                     18

Item 6. Exhibits and Reports on Form 8-K                                      18


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                                            June 30, 2002      December 31, 2001
                                                                                            -------------       ----------------
                                                               ASSETS

CURRENT ASSETS:
         Cash and cash equivalents (See Note 2)                                             $   4,403,484         $   7,883,132
         Short-term investments (See Note 2)                                                    2,978,555             4,516,199
         Restricted cash (See Note 6)                                                          15,119,781            15,162,414
         Accounts receivables                                                                     450,592               540,855
         Prepaid and other current assets                                                         416,669               355,820
                                                                                            -------------         -------------
                          Total current assets                                                 23,369,081            28,458,420

PROPERTY AND EQUIPMENT, net                                                                     5,447,231             5,296,177

ACQUIRED TECHNOLOGY, net                                                                       13,947,311            14,794,847

OTHER ASSETS                                                                                       39,976                20,125
                                                                                            -------------         -------------
                          Total assets                                                      $  42,803,599         $  48,569,569
                                                                                            =============         =============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Convertible promissory notes (face value of
                          $15,000,000, net of discounts)                                    $  10,384,681         $   8,288,239
         Capital lease obligations                                                                  4,464                 4,228
         Accounts payable                                                                         320,506               649,100
         Accrued expenses                                                                         793,182             1,072,621
         Deferred revenues                                                                      1,066,667               450,000
                                                                                            -------------         -------------
                          Total current liabilities                                            12,569,500            10,464,188
                                                                                            -------------         -------------
CAPITAL LEASE OBLIGATIONS                                                                           6,306                 8,599
                                                                                            -------------         -------------
SHAREHOLDERS' EQUITY
         Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares Series A Nonconvertible
             Preferred Stock, par value $.01 per share, issued and
             outstanding (liquidation value of $7.50 per share,
             $1,500,000 in the aggregate) and 300,000 shares Series
             B Convertible Preferred Stock issued and outstanding
             (liquidation value of $21.48 per share, $6,444,000
             in the aggregate)                                                                      5,000                 5,000
         Common Stock, par value $.01 per share, 50,000,000
             shares authorized, 18,273,593 and 18,093,124
             issued and outstanding, respectively                                                 182,736               180,931
         Additional paid-in capital                                                            88,019,969            85,016,601
         Accumulated other comprehensive loss                                                      (1,491)               (3,925)
         Deficit accumulated during development-stage                                         (57,978,421)          (47,101,825)
                                                                                            -------------         -------------
                          Total shareholders' equity                                           30,227,793            38,096,782
                                                                                            -------------         -------------
                          Total liabilities and shareholders' equity                        $  42,803,599         $  48,569,569
                                                                                            =============         =============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                         (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                                               Three Months Ended
                                                                                     June 30,                Period from Inception
                                                                          -------------------------------     (June 17, 1994) to
                                                                               2002               2001          June 30, 2002
                                                                          ------------       ------------     --------------------

REVENUE:
     Contract research revenue                                            $    364,976       $    254,671         $   3,345,321
     Development chemicals                                                      90,050              2,488               372,223
                                                                          ------------       ------------         -------------
     Total revenue                                                             455,026            257,159             3,717,544
                                                                          ------------       ------------         -------------

OPERATING EXPENSES:
     Research and development                                                3,762,970          4,063,480            38,932,134
     General and administrative                                              1,320,303          1,067,141            18,047,750
                                                                          ------------       ------------         -------------
        Total operating expenses                                             5,083,273          5,130,621            56,979,884
                                                                          ------------       ------------         -------------
        Operating loss                                                      (4,628,247)        (4,873,462)          (53,262,340)

INTEREST INCOME                                                                118,936            104,880             1,872,907
INTEREST EXPENSE                                                            (1,068,476)                --            (4,071,652)
                                                                          ------------       ------------         -------------
NET LOSS                                                                    (5,577,787)        (4,768,582)          (55,461,085)

DEEMED DIVIDEND TO PREFERRED SHAREHOLDERS                                           --                 --            (2,517,336)
                                                                          ------------       ------------         -------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                $ (5,577,787)      $ (4,768,582)        $ (57,978,421)
                                                                          ============       ============         =============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                                              $      (0.31)      $      (0.28)
                                                                          ============       ============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                                   18,183,254         16,903,060
                                                                          ============       ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                         (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                                                Six Months Ended
                                                                                     June 30,                  Period from Inception
                                                                          -------------------------------       (June 17, 1994) to
                                                                               2002             2001              June 30, 2002
                                                                          ------------       ------------     ---------------------

REVENUE:
     Contract research revenue                                            $    812,059       $    454,913         $   3,345,321
     Development chemicals                                                     177,893              8,298               372,223
                                                                          ------------       ------------          ------------
     Total revenue                                                             989,952            463,211             3,717,544
                                                                          ------------       ------------          ------------

OPERATING EXPENSES:
    Research and development                                                 7,616,797          7,325,709            38,932,134
    General and administrative                                               2,273,539          1,925,623            18,047,750
                                                                          ------------       ------------          ------------
    Total operating expenses                                                 9,890,336          9,251,332            56,979,884
                                                                          ------------       ------------          ------------
       Operating loss                                                       (8,900,384)        (8,788,121)          (53,262,340)

INTEREST INCOME                                                                247,298            240,560             1,872,907
INTEREST EXPENSE                                                            (2,223,510)                --            (4,071,652)
                                                                          ------------       ------------          ------------
NET LOSS                                                                   (10,876,596)        (8,547,561)          (55,461,085)

DEEMED DIVIDEND TO PREFERRED SHAREHOLDERS                                           --                 --            (2,517,336)
                                                                          ------------       ------------          ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                $(10,876,596)      $ (8,547,561)         $(57,978,421)
                                                                          ============       ============          ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                                              $      (0.60)      $      (0.51)
                                                                          ============       ============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                                   18,181,230         16,809,118
                                                                          ============       ============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,                 Period from Inception
                                                                           ------------------------------       (June 17, 1994) to
                                                                               2002               2001             June 30, 2002
                                                                           -----------         ----------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $ (10,876,596)      $ (8,547,561)       $  (55,461,085)
      Adjustments to reconcile net loss to net cash
             used in operating activities:
         Depreciation                                                          823,605            520,592             2,662,133
         Amortization of intangibles                                           847,536            847,536             3,003,407
         Amortization of discounts on Convertible Promissory Note            2,096,442                 --             3,786,143
         Issuance of Common Stock options and warrants
             for services                                                       91,022             58,080             1,159,014
         Issuance of Common Stock and warrants in connection
             with amended research and license agreements                           --                 --             3,120,329
         Issuance of Common Stock in connection with
             executive compensation                                             16,150                 --               439,370
         Issuance of redeemable Common Stock, Common Stock
             options and warrants in connection with
             development agreement                                           2,852,777          1,453,810             5,799,070
         Issuance of Common Stock options and warrants for
             Scientific Advisory Board                                              --          1,712,736             1,947,369
         Acquired in-process technology                                             --                 --               350,000
         (Increase) decrease in assets:
             Accounts Receivables                                               90,263             (9,609)             (450,592)
             Other current assets                                              (60,849)          (230,812)               12,316
             Other assets                                                      (19,851)            17,347               (39,976)
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                            (580,560)          (846,184)              814,437
             Payable to related parties                                             --                 --               250,000
             Deferred revenue                                                  616,667            200,000             1,066,667
                                                                          ------------       ------------          ------------
               Net cash used in operating activities                        (4,103,394)        (4,824,065)          (31,541,398)
                                                                          ------------       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                                  (974,659)          (605,593)           (7,227,343)
      Purchase of intangibles                                                       --                 --               (25,750)
      Purchases of short-term investments                                   (2,511,506)        (4,170,361)          (28,477,413)
      Proceeds from sale of short-term investments                           4,051,585          2,676,000            25,497,368
      Restricted cash                                                           42,633                 --           (15,119,781)
                                                                          ------------       ------------          ------------
               Net cash provided by (used in) investing activities             608,053         (2,099,954)          (25,352,919)
                                                                          ------------       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                                        --          1,348,984            22,976,751
      Proceeds from issuance of Preferred Stock                                     --                 --             9,137,079
      Proceeds from issuance of Convertible Promissory Note                         --                 --            15,000,000
      Proceeds from the exercise of Common Stock
             options and warrants                                               17,750          1,041,310            14,193,222
      Principal payments on capital lease                                       (2,057)            (1,845)               (9,251)
                                                                          ------------       ------------          ------------
            Net cash provided by financing activities                           15,693          2,388,449            61,297,801
                                                                          ------------       ------------          ------------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             (3,479,648)        (4,535,570)            4,403,484
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,883,132          7,701,040                    --
                                                                          ------------       ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  4,403,484       $  3,165,470          $  4,403,484
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

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985 and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994. UDC was renamed UDC, Inc. on December 14, 1995 and is a wholly-owned subsidiary of the Company.

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology (Note 3). In the second quarter, the Company amended the 1997 Sponsored Research Agreement with Princeton providing, iner-alia, for an additional five-year term, extending it through July 31, 2007. Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of the license (Note 3).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Interim results may not be indicative of the results that may be expected for the year. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. The Company reported unrealized holding losses of $1,491 and $3,925 at June 30, 2002 and December 31, 2001, respectively. At June 30,2001 there were no unrealized gains or losses reported. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $10,874,162 and $8,547,561 for the six months ended June 30, 2002 and 2001, respectively and $5,574,113 and $4,768,582 for the three months ended June 30, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, short-term investments, restricted cash, accounts receivables, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates. The carrying amount of the convertible promissory notes approximates fair value at June 30, 2002 (Note 6).

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

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (Note 4). The intangible asset consists of the following:

                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------
   PD-LD, Inc.                            $   1,481,250         $   1,481,250
   Motorola                                  15,469,468            15,469,468
                                          -------------         -------------
                                             16,950,718            16,950,718
   Less: Accumulated amortization            (3,003,407)           (2,155,871)
                                          -------------         -------------

   Acquired Technology, net               $  13,947,311         $  14,794,847
                                          =============         =============

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

LONG-LIVED ASSETS

Management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of June 30, 2002 and December 31, 2001, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing net loss applicable to Common shareholders by the weighted-average number of Common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common Stock. For the three and six months ended June 30, 2002 and 2001 the effects of the exercise of 7,303,703 and 5,863,741 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

REVENUE RECOGNITION AND DEFERRED REVENUE

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible asset will be amortized over the estimated useful lives. The adoption of SFAS 142 had no effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. The Company does not expect the adoption of SFAS No. 143 to have an impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether included in reporting continuing operations or in discontinued operations. SFAS No. 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements relating to gains and losses from extinguishment of debt and certain lease modifications. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operation or financial position.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                      Six months ended June 30,
                                                     ---------------------------
                                                          2002           2001
                                                          ----           ----
Common Stock, options and warrants to acquire
     Common Stock in development agreement (Note 5)   $ 2,852,777    $ 1,453,810

Common Stock issued for the purchase of equipment              --         43,776
                                                      -----------    -----------
                                                      $ 2,852,777    $ 1,453,810
                                                      ===========    ===========

STOCK OPTIONS

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

NOTE 3. SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into a 1997 Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994 under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002. In April 2002, the Company amended the 1997 Sponsored Research Agreement with Princeton providing, iner-alia, for an additional five-year term. The Company is obligated to pay Princeton up to $7.5 million commencing on July 31, 2002 through July 31, 2007. The amounts due to Princeton University are charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the worldwide exclusive and perpetual license to manufacture and market products, and to sublicense those rights, based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements. The Company is required to pay Princeton University a royalty of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. Under the 1997 Amended License Agreement, the Company is obligated to pay to Princeton University minimum royalties of $100,000 per year. Accordingly, the Company accrued $50,000 of research and development expense for the six months ended June 30, 2002 for the minimum royalties due.

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

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 72 US patents, 6 US patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of Common Stock (valued at $4,412,500), 300,000 shares of Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of Common Stock at $21.60 per share. The warrant became exercisable on September 29, 2001 and will remain exercisable until September 29, 2008. The warrant was recorded at fair market value of $2,206,234 based on the Black-Scholes option-pricing model and was recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant was exercisable upon its granting immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate,
(2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology. Such royalty payments may be made, at the Company's discretion, in either all cash or (50%) cash and (50%) in shares of Common Stock. The number of shares of Common Stock used to pay the royalty portion shall be equal to 50% of the royalty due divided by the average daily closing price per share of stock over the ten trading days ending two business days prior to the date the Common Stock is issued.

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

Under Emerging Issues Task Force Topic D-90, equity instruments that are conditionally transferred to another party and subject to forfeiture for non-performance of future goods or services, should not be considered issued for accounting purposes until such time as performance has occurred. Accordingly, the Company will record the issuance of the shares as they are earned. For the six months ended June 30, 2002 and 2001, PPG earned 170,950 and 59,796 shares of the Company's Common Stock, respectively. The Company recorded a charge to research and development expense of $1,529,977 and $811,623 during the six months ended June 30, 2002 and 2001, respectively, representing the fair value of the shares earned.

During the six months ended June 30, 2002 and 2001, the Company also recorded a charge to research and development expense of $1,238,847 and $661,984, respectively. This charge was recorded based on the estimated fair value of warrants that were earned by PPG during these periods. The Company determined the fair value of the warrants earned during 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.52% and 5.595%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 94% and 70%, respectively.

In accordance with the terms of the PPG agreement, on December 14, 2000, UDC granted options to PPG employees to acquire 26,000 shares of Common Stock. These options vested over a one-year period, have an exercise price of $9.44 per share and expire in 10 years. During the six months ended June 30, 2001, the Company recorded a charge of $144,703, to research and development expense for the fair market value, determined in accordance with the Black-Scholes option-pricing model, of the stock option awards that were earned. On December 17, 2001, the Company granted an additional 26,333 options to PPG employees. These options vest over a one-year period , have an exercise price of $8.56 per share and expire in 10 years. During the six months ended June 30, 2002, the Company recorded $83,954 in research and development costs related to these options. The Company determined the fair value of the options earned during the six months ended June 30, 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.421% and 5.595%, (2) no expected dividend yield, (3) expected life of 10, and (4) expected volatility of 94% and 70%, respectively.

NOTE 6. RESTRICTED CASH AND CONVERTIBLE PROMISSORY NOTES

In August 2001, the Company issued two $7,500,000 Notes with a maturity date of August 22, 2004, in connection with a private placement. Interest accrues daily on the outstanding principal amount of the Notes but compounds annually at a rate per year equal to the rate of interest paid from time to time on money market accounts held at First Union National Bank, and is payable quarterly in cash. Upon the occurrence and during the continuance of an event of default under the Notes, the interest rate increases to 18% per year. As of June 30, 2002, the Company was not in default. The Notes are convertible into shares of the Company's Common Stock at a price per share equal to the conversion price then in effect. The initial conversion price of the Notes is $13.97, and may change in the future based on certain anti-dilution and other adjustments. In August 2002, the Company completed a registered direct offering to institutional investors, which was deemed dilutive under the terms of the Notes. As a result, the conversion price of the Notes was reduced to $5.09. The Notes automatically convert into Common Stock if certain conditions, which are outside the control of the holders and the Company, are met. The Notes are convertible at the election of the holders or the Company if certain conditions, which are outside the control of the holders and the Company, are met.

The Company's obligations under the Notes are secured by irrevocable letters of credit issued with a face amount equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes has been pledged as collateral to the bank issuing the letters of credit. Under the terms of the applicable agreements, the face amount of each letter of credit is reduced as the outstanding principal amount of the related Note is reduced. Thus, as each Note is converted, the face amount of the related letter of credit will be reduced and, likewise, the amount pledged to the bank as collateral relating to that letter of credit will be reduced. Accordingly, as the Notes are converted, the Company will be able to access the funds raised from the sale of the Notes in amounts corresponding to the portion of the Notes that are converted or repaid. The $15,000,000 in cash proceeds plus accrued but unpaid interest has been classified as restricted cash on the accompanying consolidated balance sheet as of June 30, 2002 and December 31, 2001.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase

Warrants" ("APB No. 14"), the Company determined the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the six months ended June 30, 2002, the Company recognized a non-cash charge to interest expense of $1,270,675 for the amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5") and after considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded $3,258,468 of BCF as a debt discount on the commitment date. The BCF debt discount is being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the six months ended June 30, 2002, the Company recognized a non-cash charge to interest expense of $825,767 for the amortization of the BCF.

A reconciliation of the face amount of the Notes and the carrying value at June 30, 2002 is as follows:


Notes carrying value at December 31, 2001                            $ 8,288,239
   2002 Amortization of:
   OID, treated as interest expense                                    1,270,675
   BCF, treated as interest expense                                      825,767
                                                                     -----------

Notes carrying value at June 30, 2002                                $10,384,681
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

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $57,978,421 at June 30, 2002. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company had a net loss of $5,577,787 (or $0.31 per share) for the quarter ended June 30, 2002 compared to a loss of $4,768,582 (or $0.28 per share) for the same period in 2001. The increase in the net loss was primarily attributed to non-cash interest expense on convertible promissory notes issued in August 2001 (Note 6).

The Company earned $364,976 from contract research revenue in the quarter ended June 30, 2002 compared to $254,671 for the same period in 2001. In the quarter ended June 30, 2002, contract research revenue consisted of: (i) $216,738 recognized under a 24-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $40,343 recognized under a subcontract received from Princeton University, pursuant to an 18-month, $700,000 contract Princeton received from DARPA, (iii) $43,697 recognized under a two-year DoD Phase II SBIR Army Contract, and (iv) $64,198 under an 11-month, $69,951 Phase I contract received from the US Department of Army. In the same period in 2001, contract research revenue consisted of : (i) $205,309 recognized under an 18-month, $1,500,000 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $21,542 recognized under a 2-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, and (iii) $27,820 recognized under a 2-year Department of Defense Phase II SBIR contract.

The Company also earned $90,050 from the sale of evaluation chemicals to potential OLED display manufacturers during the quarter ended June 30, 2002. The chemicals are used to evaluate the Company's proprietary OLED material system. In the same period in 2001, the Company earned $2,488 in chemical sales.

Research and development costs were $3,762,970 for the quarter ended June 30, 2002 compared to $4,063,480 for the same period in 2001. For the quarter ended June 30, 2002, research and development expenses consisted of: (i) costs incurred of $1,620,625 for the development and operations in the Company's facility, (ii) costs incurred of $218,974 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $189,777 to the Company's Research Partners (Note 3) under the 1997 Sponsored Research Agreement and 1997 Amended License Agreement, (iv) non-cash charges of $1,309,826 incurred in connection with the PPG development agreement, and (v) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 4). Research and development costs in the same period in 2001 consisted of:
(i) costs incurred of $1,349,102 for the development and operations in the Company's facility, (ii) payments of $214,589 to the Company's research partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (iii) costs incurred of $199,960 for patent applications, prosecutions and other intellectual property rights, (iv) non-cash charges of $929,343 incurred in connection with the development agreement with a third party, (v) non-cash charges of $946,718 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to consolidated financial statements).

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company had a net loss of $10,876,596 (or $0.60 per share) for the six months ended June 30, 2002, compared to $8,547,561 (or $0.51 per share), for the same period in 2001. The increase in the net loss was primarily attributed to non-cash interest expense on convertible promissory notes issued in August 2001 (Note 6).

The Company earned $812,059 from contract research revenue for the six months ended June 30, 2002 compared to $454,913 for the same period in 2001. In the six months ended June 30, 2001, contract research revenue consisted of: (i) $500,226 recognized under a 24-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $132,000 recognized under a subcontract received from Princeton University, pursuant to an 18-month, $700,000 contract Princeton received from DARPA, (iii) $109,882 recognized under a two-year DoD Phase II SBIR Army Contract, and (iv) $69,951 under an 11-month, $69,951 Phase I contract received from the US Department of Army. In the same period in 2001, contract research revenue was derived from the following:
(i) $338,486 recognized under an 18-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $67,078 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program,
(iii) $7,878 recognized under a Department of Defense Phase I, Small Business Innovative Research (SBIR) contract which is completed at this time,
(iv) $44,426 recognized under a two-year Department of Defense Phase II SBIR contract, offset by (v) a $2,955 charge against revenue for an overpayment on the final costs of a subcontract under a three-year, $3 million contract Princeton University received from DARPA.

The Company also earned $177,893 from the sale of evaluation chemicals to potential OLED display manufacturers during the six months ended June 30, 2002. The chemicals are used to evaluate the Company's proprietary OLED material system. In the same period in 2001, the Company earned $8,298 in chemical sales.

The Company has entered into certain joint development and technology evaluation agreements, for which it has received non-refundable advanced license fees. These fees are classified as current liabilities and the Company will record revenue as it is earned.

Research and development costs were $7,616,797 for the six months ended June 30, 2002 compared to $7,325,709 for the same period in 2001. For the six months ended June 30, 2002, research and development expenses consisted of: (i) costs incurred of $3,027,686 for the development and operations in the Company's facility, (ii) costs incurred of $534,244 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $354,554 to the Company's research partners (Note 3) under the 1997 Sponsored Research Agreement and the 1997 Amended License Agreement, (iv) non-cash charges of $2,852,777 incurred in connection with the development agreement with a third party, and
(v) non-cash charges of $847,536 for the amortization of the Company's acquired technology (Note 2 and Note 4). Research and development costs in the same period in 2001 consisted of: (i) costs incurred of $2,455,197 for the development and operations in the Company's facility, (ii) payments of $429,178 to the Company's research partners (see Note 3 in Notes to consolidated financial statements) under the 1997 Sponsored Research Agreement, (iii) costs incurred of $427,252 for patent applications, prosecutions and other intellectual property rights, (iv) non-cash charges of $1,712,736 recorded for warrants and options previously issued to the Scientific Advisory Board members,
(v) non-cash charges of $1,453,810 incurred in connection with the development agreement with a third party, and (vi) non-cash charges of $847,536 for the amortization of the Company's acquired technology (see Note 2 and Note 4 in Notes to consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash and cash equivalents of $4,403,484, short-term investments of $2,978,555 and restricted cash of $15,119,781, compared to cash and cash equivalents of $7,883,132, short-term investments of $4,516,199 and restricted cash of $15,162,414 at December 31, 2001. During the six months ended June 30, 2002, the Company received non-refundable cash payments of $716,667 in connection with joint development and technology evaluation agreements, which the Company recorded as deferred license fees.

In August 2002, the Company completed a registered direct offering to institutional investors ("the Offering") for 1,277,014 shares of its Common Stock at a price of $5.09 per share. The completion of the Offering resulted in proceeds of approximately $6,038,323, net of estimated costs associated with the completion of the public offering, in the amount of $461,678.

In the fourth quarter of 2001, the Company commenced construction on the expansion of its current location in Ewing, New Jersey. The expansion was completed in the first quarter of 2002. As of June 30, 2002, the Company had incurred costs of $1,909,849 relating to the construction and the purchase of equipment for the expansion.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the current fiscal year. Management believes that additional financing sources for the Company include long-term and short-term borrowings, public and private transactions and receipt of cash upon the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002. In April 2002, the Company amended the 1997 Sponsored Research Agreement with Princeton providing, iner-alia, for an additional five-year term. The Company is obligated to pay Princeton up to $7.5 million commencing on July 31, 2002 through July 31, 2007. From inception of the Sponsored Research Agreement with Princeton University in 1994, through June 30, 2002, $4,481,822 of this commitment has been funded. Pursuant to its development and license agreement with PPG, the Company is to issue shares of Common Stock, on an annual basis, in consideration of the services provided by PPG. In certain circumstances, the Company may also be required to pay cash to PPG for such services. Substantial additional funds will be required in the future for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, or if available, on commercially reasonable terms.

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

PART II. OTHER INFORMATION

ITEM 1. NONE

ITEM 2. Changes in Securities/Use of Proceeds

(a) None

(b) None

(c) None.

(d) None

ITEM 3. NONE

ITEM 4. Submission of Matters to a Vote of Security Holders (a) The Company held its 2002 Annual Meeting of Shareholders on June 27, 2002. (b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required. (c) The matters voted upon at the annual meeting, and the results of the vote on each such matter, are set forth below:

1. Election of seven directors. The result of the vote tabulated at the meeting for the following seven director nominees is set forth as follows, opposite their respective names:

Name                        Number of Votes For          Number of Votes Against
---------------------       -------------------          -----------------------

Steven V. Abramson               17,005,181                     198,424
Lawrence Lacerte                 17,015,481                     188,124
Elizabeth H. Gemmill             16,829,077                     374,528
Leonard Becker                   16,829,077                     374,528
C. Keith Hartley                 16,829,077                     374,528
Sidney D. Rosenblatt             17,005,181                     198,424
Sherwin I. Seligsohn             17,005,181                     198,424

2. Proposal to increase the number of shares of the Company's Common Stock subject to the Company's Stock Option Plan to 3,800,000 from 2,800,000. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

                  Number of Votes FOR       8,059,802
                  Number of Votes AGAINST   1,268,362
                  Number of Abstentions        71,181

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

                          UNIVERSAL DISPLAY CORPORATION


                                                /s/ Sidney D. Rosenblatt
Date: August 14, 2002                           -------------------------------
                                                Sidney D. Rosenblatt
                                                (Executive Vice President, Chief
                                                Financial Officer, Treasurer and
                                                Secretary)