Form 10-Q
period 2002-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2002-11-14
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                           Commission File No. 1-12031

                         UNIVERSAL DISPLAY CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           PENNSYLVANIA                               23-2372688
  ------------------------------------          --------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

  375 Phillips Boulevard Ewing, New Jersey              08618
---------------------------------------------       -------------
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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of November 11, 2002, the registrant had outstanding 21,509,610 shares of Common Stock, par value $.01 per share.

INDEX PAGE

                         Part I - Financial Information

Item 1. Unaudited Financial Statements

   Consolidated Balance Sheets
   September 30, 2002 and December 31, 2001                                  3

   Consolidated Statements of Operations -
   Three months ended September 30, 2002 and
   2001, and inception to September 30, 2002                                  4

   Consolidated Statements of Operations -
   Nine months ended September 30, 2002 and
   2001, and inception to September 30, 2002                                 5

   Consolidated Statements of Cash Flows -
   Nine months ended September 30, 2002 and
   2001, and inception to September 30, 2002                                 6

   Notes to Consolidated Financial Statements                             7-14

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                            14-17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                           17

Item 4. Controls and Procedures                                             17

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                    18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS




                                                                            September 30, 2002    December 31, 2001
                                                                                (unaudited)
                                                                            ------------------    -----------------
                                     ASSETS
   CURRENT ASSETS:
       Cash and cash equivalents                                               $  17,512,267        $   7,883,132
       Short-term investments                                                      2,784,566            4,516,199
       Restricted cash (Note 6)                                                           --           15,162,414
       Accounts receivables                                                          599,723              540,855
       Prepaid and other current assets                                              706,727              355,820
                                                                               -------------        -------------
          Total current assets                                                    21,603,283           28,458,420

   PROPERTY AND EQUIPMENT, net                                                     5,029,848            5,296,177

   ACQUIRED TECHNOLOGY, net                                                       13,523,543           14,794,847

   OTHER ASSETS                                                                       33,763               20,125
                                                                               -------------        -------------
          Total assets                                                         $  40,190,437        $  48,569,569
                                                                               =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
       Convertible promissory notes (face value of
          $15,000,000, net of discounts) (Note 6)                              $          --        $   8,288,239
       Capital lease obligations                                                       4,596                4,228
       Accounts payable                                                            1,177,124              649,100
       Accrued expenses                                                              795,591            1,072,621
       Deferred revenues                                                           1,084,167              450,000
                                                                                -------------       -------------
          Total current liabilities                                                3,061,478           10,464,188
                                                                               -------------        -------------
   CAPITAL LEASE OBLIGATIONS                                                           5,103                8,599
                                                                               -------------        -------------
   SHAREHOLDERS' EQUITY
       Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares Series A Nonconvertible
           Preferred Stock, issued and outstanding (liquidation value of $7.50 per share, $1,500,000 in the aggregate) and 300,000 shares Series B Convertible Preferred Stock issued and
           outstanding (liquidation value of $21.48 per share,
           $6,444,000 in the aggregate)                                                5,000                5,000
       Common Stock, par value $.01 per share, 50,000,000
          shares authorized, 21,400,580 and 18,093,124
          issued and outstanding, respectively                                       214,006              180,931
       Additional paid-in capital                                                109,876,660           85,016,601
       Accumulated other comprehensive loss                                           (3,479)              (3,925)
       Deficit accumulated during development-stage                              (72,968,331)         (47,101,825)
                                                                               -------------        -------------
          Total shareholders' equity                                              37,123,856           38,096,782
                                                                               -------------        -------------
          Total liabilities and shareholders' equity                           $  40,190,437        $  48,569,569
                                                                               =============        =============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                     Three Months Ended
                                                                       September 30,
                                                             ------------------------------
                                                                  2002              2001
                                                             -------------     ------------
    REVENUE:
      Contract research revenue                              $    331,138         $    436,801
      Development chemicals                                       241,875              132,432
                                                             ------------         ------------
      Total revenue                                               573,013              569,233
                                                             ------------         ------------

    OPERATING EXPENSES:
      Research and development                                  3,933,777            1,203,473
      General and administrative                                1,077,341              900,803
                                                             ------------         ------------
          Total operating expenses                              5,011,118            2,104,276
                                                             ------------         ------------
          Operating loss                                       (4,438,105)          (1,535,043)

    INTEREST INCOME                                               111,300              133,087
    INTEREST EXPENSE                                             (651,325)            (509,236)
    DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                (10,011,780)                --
                                                             ------------         ------------
    NET LOSS                                                  (14,989,910)          (1,911,192)

    DEEMED DIVIDEND TO PREFERRED SHAREHOLDERS                        --               (689,416)
                                                             ------------         ------------
    NET LOSS APPLICABLE TO COMMON SHAREHOLDERS               $(14,989,910)        $ (2,600,608)
                                                             ============         ============

    BASIC AND DILUTED NET LOSS PER COMMON SHARE              $      (0.78)        $      (0.15)
                                                             ============         ============
    WEIGHTED AVERAGE SHARES USED
    IN COMPUTING BASIC AND DILUTED
    NET LOSS PER COMMON SHARE                                  19,105,553           17,024,804
                                                             ============         ============







        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                     Nine Months Ended
                                                                       September 30,             Period from Inception
                                                             ------------------------------        (June 17, 1994) to
                                                                  2002              2001           September 30, 2002
                                                             -------------     ------------      ---------------------
    REVENUE:
      Contract research revenue                              $  1,143,197         $    891,714         $  3,676,459
      Development chemicals                                       419,768              140,730              614,098
                                                             ------------         ------------         ------------
      Total revenue                                             1,562,965            1,032,444            4,290,557
                                                             ------------         ------------         ------------

    OPERATING EXPENSES:
      Research and development                                 11,550,574            8,528,379           42,865,911
      General and administrative                                3,350,880            2,827,227           19,125,091
                                                             ------------         ------------         ------------
          Total operating expenses                             14,901,454           11,355,606           61,991,002
                                                             ------------         ------------         ------------
          Operating loss                                      (13,338,489)         (10,323,162)         (57,700,445)

    INTEREST INCOME                                               358,598              373,646            1,984,207
    INTEREST EXPENSE                                           (2,874,835)            (509,236)          (4,722,977)
    DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                (10,011,780)                --            (10,011,780)
                                                             ------------         ------------         ------------
    NET LOSS                                                  (25,866,506)         (10,458,752)         (70,450,995)

    DEEMED DIVIDEND TO PREFERRED SHAREHOLDERS                        --               (689,416)          (2,517,336)
                                                             ------------         ------------         ------------
    NET LOSS APPLICABLE TO COMMON SHAREHOLDERS               $(25,866,506)        $(11,148,168)        $(72,968,331)
                                                             ============         ============         ============

    BASIC AND DILUTED NET LOSS PER COMMON SHARE              $      (1.40)        $      (0.66)
                                                             ============         ============
    WEIGHTED AVERAGE SHARES USED
    IN COMPUTING BASIC AND DILUTED
    NET LOSS PER COMMON SHARE                                  18,490,810           16,881,743
                                                             ============         ============







        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,            Period from Inception
                                                                          ----------------------------        (June 17, 1994) to
                                                                               2002            2001          September 30, 2002
  CASH FLOWS FROM OPERATING ACTIVITIES:                                   ------------    ------------     ---------------------
      Net loss                                                             $(25,866,506)   $(10,458,752)        $(70,450,995)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                        1,332,825         815,848            3,171,353
          Amortization of intangibles                                         1,271,304       1,271,304            3,427,175
          Amortization of discounts on Convertible Promissory Note           13,044,467         509,236           14,734,168
          Issuance of Common Stock options and warrants for services            423,962          46,754            1,491,954
          Issuance of Common Stock and warrants in connection
             with amended research and license agreements                          --              --              3,120,329
          Issuance of Common Stock in connection with
             executive compensation                                              16,150            --                439,370
          Issuance of redeemable Common Stock, Common Stock
             options and warrants in connection with
             development agreement                                            3,830,753       1,694,824            6,777,046
          Issuance of Common Stock options and warrants for
             Scientific Advisory Board                                             --           539,757            1,947,369
          Acquired in-process technology                                           --              --                350,000
          (Increase) decrease in assets:
             Accounts receivables                                               (58,868)       (111,208)            (599,723)
             Other current assets                                              (350,907)       (330,335)            (277,742)
             Other assets                                                       (13,638)         17,347              (33,763)
          Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                              278,467        (851,902)           1,673,464
             Payable to related parties                                            --              --                250,000
             Deferred revenues                                                  634,167         350,000            1,084,167
                                                                           ------------    ------------         ------------
                Net cash used in operating activities                        (5,457,824)     (6,507,127)         (32,895,828)
                                                                           ------------    ------------         ------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (1,066,496)       (657,744)          (7,319,180)
      Purchase of intangibles                                                      --              --                (25,750)
      Purchase of short-term investments                                     (3,087,506)     (4,661,915)         (29,053,413)
      Proceeds from sale of short-term investments                            4,819,585       3,540,000           26,265,368
      Restricted cash                                                        15,162,414            --                  --
                                                                           ------------    ------------         ------------
                Net cash provided by (used in) investing activities          15,827,997      (1,779,659)         (10,132,975)
                                                                           ------------    ------------         ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                                  7,644,337       1,348,984           30,621,088
      Proceeds from issuance of Preferred Stock                                    --         4,496,477            9,137,079
      Proceeds from issuance of Convertible Promissory Notes                       --        15,000,000           15,000,000
      Repayment of Convertible Promissory Notes                              (8,399,997)           --             (8,399,997)
      Proceeds from the exercise of Common Stock options and warrants            17,750       1,127,510           14,193,222
      Principal payments on capital lease                                        (3,128)         (2,805)             (10,322)
                                                                           ------------    ------------         ------------
                Net cash provided by financing activities                      (741,038)     21,970,166           60,541,070
                                                                           ------------    ------------         ------------
  INCREASE IN CASH AND CASH EQUIVALENTS                                       9,629,135      13,683,380           17,512,267
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              7,883,132       7,701,040                 --
                                                                           ------------    ------------         ------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 17,512,267    $ 21,384,420         $ 17,512,267
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BACKGROUND

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research, development and commercialization of organic light emitting diode ("OLED") technology for potential flat panel display applications.

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

Research and development of the OLED technology is being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Sponsored Research Agreement dated August 1, 1994, as amended (the "1994 Sponsored Research Agreement"), originally between the Trustees of Princeton University ("Princeton University") and American Biomimetics Corporation ("ABC"), a privately held Pennsylvania corporation and affiliate of the Company. In October 1997, the Company entered into a new 5-year Sponsored Research Agreement with Princeton University and USC (the "1997 Sponsored Research Agreement") for research and development of the OLED technology (Note 3). In the second quarter of 2002, the Company amended the 1997 Sponsored Research Agreement with Princeton providing, among other things, for an additional five-year term, extending it through July 31, 2007. Pursuant to a license agreement dated August 1, 1994 (the "1994 License Agreement") between Princeton University and ABC, assigned to the Company by ABC in June 1995, the Company has a worldwide exclusive license to manufacture and market products based on Princeton University's pending patent application relating to the OLED technology and the right to obtain a similar license to inventions conceived or discovered under the 1994 Sponsored Research Agreement and to sublicense such rights. In October 1997, the Company amended the 1994 License Agreement (the "1997 Amended License Agreement") to modify certain terms of its license thereunder (Note 3).

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

Accordingly, the Company's success is largely dependent on the efforts of Princeton University and the principal investigators. The 1997 Sponsored Research Agreement provides that if certain of the principal investigators are unavailable to continue to serve as principal investigators, because such persons are no longer associated with Princeton University or otherwise, and successors acceptable to both the Company and Princeton University are not available, the 1997 Sponsored Research Agreement will terminate.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results may not be indicative of the results that may be expected for the year. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated other comprehensive income
(loss). Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $3,479 and $3,925 at September 30, 2002 and December 31, 2001, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $25,866,060 and $11,142,876 for the nine months ended September 30, 2002 and 2001, respectively and $14,991,898 and $2,595,316 for the three months ended September 30, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, short-term investments, restricted cash, accounts receivables, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amounts of capital lease obligations approximate fair value at the balance sheet dates.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over 3 to 7 years for office and lab equipment and furniture and fixtures, and over the lesser of the lease term or useful life for leasehold improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola (Note 4). The intangible asset consists of the following:

                                        September 30, 2002     December 31, 2001
                                        ------------------     -----------------

PD-LD, Inc.                               $     1,481,250      $     1,481,250
Motorola                                       15,469,468           15,469,468
                                          ---------------      ---------------
                                               16,950,718           16,950,718
 Less:  Accumulated amortization               (3,427,175)          (2,155,871)
                                          ---------------      ---------------
Acquired  technology, net                 $    13,523,543      $    14,794,847
                                          ===============      ===============

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

LONG-LIVED ASSETS

Management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of the impairment will be based on generally accepted valuation methodologies, as deemed appropriate. As of September 30, 2002 and December 31, 2001, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss by the weighted-average number of Common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common Stock. For the three and nine months ended September 30, 2002 and 2001 the effects of the exercise of 7,872,683 and 6,645,527 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

The Company also receives non-refundable advanced license payments in connection with certain joint development and technology evaluation agreements it enters into. These payments are deferred until a license agreement is executed, or negotiations have ceased, and there is no likelihood of executing a license agreement. Revenues will be recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and retirement of assets. The Company does not expect the adoption of SFAS No. 143 to have an impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements relating to gains and losses from extinguishment of debt and certain lease modifications. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company has adopted SFAS No. 145 early, and as a result, the loss on extinguishment of debt (Note
6), has been classified within continuing operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations or financial position.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                                  Nine Months Ended
                                                                     September 30,
                                                            ---------------------------------
                                                               2002                  2001
                                                            -----------          ------------
 Common Stock, options and warrants to acquire
    Common Stock in development agreement (Note 5)          $ 3,830,753           $ 1,694,824

 Common Stock issued upon conversion of Notes (Note 6)        7,999,998                     -
 Common Stock issued for the purchase of equipment                    -                43,776
                                                           ------------          ------------
                                                            $11,830,751           $ 1,738,600
                                                           ============          ============

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

NOTE 3. SPONSORED RESEARCH AGREEMENT WITH PRINCETON UNIVERSITY

On October 9, 1997, the Company entered into the 1997 Sponsored Research Agreement with Princeton University and entered into a 1997 Amended License Agreement with Princeton University and USC amending its 1994 License Agreement with Princeton University. The 1997 Sponsored Research Agreement continues and expands the sponsored research, which commenced in 1994, under which the Company funds additional research and development work at Princeton University (and at USC under a subcontract with Princeton University) in OLED technology. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million commencing on July 31, 1998 through July 31, 2002. In April 2002, the Company amended the 1997 Sponsored Research Agreement with Princeton providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton up to $7.5 million commencing on July 31, 2002 through July 31, 2007. The amounts due to Princeton University are charged to expense when paid by the Company. Under the 1997 License Agreement, the Company has the worldwide exclusive and perpetual license to manufacture and market products based on Princeton University's and USC's pending patent applications relating to the OLED technology and conceived under the 1994 and 1997 Sponsored Research Agreements, and the right to sublicense its rights under the 1997 License Agreement. The Company is required to pay Princeton University a royalty of 3% of the Company's net sales of products utilizing the OLED technology. In circumstances where the Company sublicenses the OLED technology (except to affiliates), the royalty required to be paid by the Company was reduced in the 1997 License Agreement from 50% to 3%. These royalty rates are subject to upward adjustments under certain conditions. Under the 1997 Amended License Agreement, the Company is obligated to pay to Princeton University minimum royalties of $100,000 per year. Accordingly, the Company accrued $75,000 of research and development expense for the nine months ended September 30, 2002 for the minimum royalties due.

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

On September 29, 2000, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). Pursuant to the license agreement, the Company licensed from Motorola 72 US patents, 6 US patent applications, and additional foreign patents. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these Motorola patents to manufacturers. As consideration for the licenses, the Company issued to Motorola 200,000 shares of Common Stock (valued at $4,412,500), 300,000 shares of Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of Common Stock at $21.60 per share. The warrant was exercisable immediately and will remain exercisable until September 29, 2007. The warrant was recorded at fair market value of $2,206,234 based on the Black-Scholes option-pricing model and was recorded as a component of the costs of the acquired technology. The Company also issued a warrant to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrant was granted with an exercise price of $21.60 per share. The warrant was exercisable immediately upon grant and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for warrants to purchase an aggregate of 300,000 shares of Common Stock issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2). In addition, the Company will pay to Motorola a royalty based on future sales of products incorporating OLED technology. Such royalty payments may be made, at the Company's discretion, either all in cash or (50%) in cash and (50%) in shares of Common Stock. The number of shares of Common Stock used to pay the royalty portion shall be equal to 50% of the royalty amount due divided by the average daily closing price per share of stock over the ten trading days ending two business days prior to the date the Common Stock is issued.

NOTE 5. COMMON STOCK AND WARRANTS ISSUED IN DEVELOPMENT AND LICENSE AGREEMENT

On October 1, 2000, the Company entered into a five- year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED flat panel display technology with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED material system. In consideration for PPG's services under the agreement, the Company will issue shares of Common Stock and warrants to acquire Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities issued is subject to adjustment under certain circumstances, as described in the agreement.

In accordance with the PPG agreement, the Company issued 3,019 shares of Common Stock to PPG in February 2002. The additional shares were issued as a result of the final accounting for actual costs incurred by PPG in 2001. Accordingly, the Company accrued $27,473 of research and development expense as of December 31, 2001 based on the fair value of the additional shares.

In accordance with the agreement, the Company also issued warrants to PPG to acquire 121,843 shares of Common Stock as part of the consideration for services performed during 2001. The warrants were earned during 2001, but were not issued until February 2002. The number of warrants earned and issued is based on the number of shares of Common Stock earned by, and issued by the Company to, PPG during the calendar year.

During the first quarter of 2002 and 2001, the Company issued to PPG 344,379 and 118,824 shares of Common Stock, respectively, as consideration for services required under the agreement for 2002 and 2001.

Under Emerging Issues Task Force Topic D-90, equity instruments that are conditionally transferred to another party and subject to forfeiture for non-performance of future goods or services should not be considered issued for accounting purposes until such time as performance has occurred. Accordingly, the Company will record the issuance of the shares as they are earned. For the nine months ended September 30, 2002 and 2001, PPG earned 262,225 and 89,850 shares of the Common Stock, respectively. The Company recorded charges to research and development expense of $2,078,539 and $1,023,504 during the nine months ended September 30, 2002 and 2001, respectively, representing the fair value of the shares earned.

During the nine months ended September 30, 2002 and 2001, the Company also recorded charges to research and development expense of $1,652,094 and $597,422, respectively. These charges were recorded based on the estimated fair value of warrants that were earned by PPG during these periods. The Company determined the fair value of the warrants earned during 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.250%-5.443% and 4.511%-5.595, (2) no expected dividend yield,
(3) expected life of 7 years, and (4) expected volatility of 94% and 70%, respectively.

In accordance with the terms of the PPG agreement, on December 14, 2000, the Company granted options to PPG employees to acquire 26,000 shares of Common Stock. These options vested over a one-year period, have an exercise price of $9.44 per share and expire ten years after the date of grant. During the nine months ended September 30, 2001, the Company recorded a charge of $73,899 to research and development expense, representing the fair market value, determined in accordance with the Black-Scholes option-pricing model, of the stock option awards that were earned. On December 17, 2001, the Company granted options to purchase an additional 26,333 shares of Common Stock to PPG employees. These options vest over a one-year period, have an exercise price of $8.56 per share and expire ten years after the date of grant. During the nine months ended September 30, 2002, the Company recorded $104,987 in research and development costs related to these options. On September 23, 2002, the Company granted options to purchase an additional 30,000 shares to PPG employees. These options vest over a one-year period, have an exercise price of $5.45 and expire ten years after the date of grant. The Company recorded $3,109 in research and development costs related to these options. The Company determined the fair value of the options earned during the nine months ended September 30, 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.7%, 5.421% and 4.767%, (2) no expected dividend yield, (3) expected life of 10, and (4) expected volatility of 94% and 70%, respectively.

NOTE 6. RESTRICTED CASH AND CONVERTIBLE PROMISSORY NOTES

In August 2001, the Company issued two $7,500,000 Notes, each with a maturity date of August 22, 2004, in a private placement. The Notes were convertible into shares of the Common Stock at an initial conversion price of $13.97 per share, with such conversion price subject to change based on anti-dilution provisions and other adjustments. In August 2002, the Company completed a registered direct offering of Common Stock to institutional investors that was deemed dilutive under the terms of the Notes. As a result, the conversion price of the Notes was reduced to $5.09. In September 2002, $7,000,002 in principal amount of the Notes was converted into 1,375,246 shares of Common Stock and $7,999,998 in principal amount of the Notes was repaid, together with a prepayment premium, established under the Notes, of $400,000.

The Company's obligations under the Notes were secured by irrevocable letters of credit issued with a face amount equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes was pledged as collateral to the bank issuing the letters of credit. Prior to the conversion and repayment of the Notes, the $15,000,000 in cash proceeds plus accrued but unpaid interest had been classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2001.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company determined in August 2001 the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 was being amortized as interest expense, using the effective interest method, over the original maturity period of three years. During the nine months ended September 30, 2002, the Company recognized a non-cash charge to interest expense of $1,819,989 for the amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the allocation of the proceeds to the Notes, the Company determined in August 2001 that the Notes contained an initial beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded $3,258,468 of BCF in August 2001 as a debt discount. The BCF debt discount was being amortized as interest expense, using the effective interest method, over the original maturity period of three years. During the nine months ended September 30, 2002, the Company recognized a non-cash charge to interest expense of $1,212,697 for the amortization of the BCF.

In connection with the August 2002 registered direct offering, the conversion price of the Notes was reduced to $5.09 per share. In accordance with EITF No. 98-5, the reduction in the conversion price resulted in $7,441,547 of contingent BCF which was recorded as additional debt discount to be amortized over the remaining term of the Notes. At the date of the conversion and repayment of the Notes in September 2002, the $15,000,000 face value of the Notes exceeded the then carrying value of the Notes as a result of the unamortized OID and BCF. As a result, the Company recognized a non-cash debt conversion and extinguishment expense of $10,011,780 upon conversion and repayment of the Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, subject to risks and uncertainties that could cause Universal Display Corporation's actual results to differ materially from those projected, including, but not limited to, statements regarding Universal Display Corporation's beliefs, expectations, hopes or intentions regarding the future. Forward-looking statements in this document also include statements regarding any financial forecasts or market growth predictions. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Universal Display Corporation's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. It is important to note that actual outcomes and Universal Display Corporation's actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as: uncertainties relating to developments and advances in display technologies, including OLED, TOLED, FOLED, SOLED and PHOLED technology; the development and expansion of applications for OLED technology; the success of Universal Display Corporation and its development partners in accomplishing technological advances; the ability of Universal Display Corporation to enter into alliances with product manufacturers; product development, manufacturing, and marketing acceptance; uncertainties related to cost and pricing of Universal Display Corporation products; dependence on collaborative partners; and other competition, risks relating to intellectual property of others and the uncertainties of patent protection.

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $72,968,331 at September 30, 2002. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company had a net loss applicable to Common shareholders of $14,989,910 (or $0.78 per share) for the quarter ended September 30, 2002 compared to a loss of $2,600,608 (or $0.15 per share) for the same period in 2001. In the quarter ended September 30, 2002, 80% ($11,926,001) of the net loss was attributed to two non-cash items, including a charge of $10,948,025 for the amortization of discounts, conversion and repayment on convertible promissory notes (Note 6), and a charge of $977,976 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note
5). In the same period in 2001, 39% ($750,250) of the net loss was attributed to two non-cash items, including a charge of $509,236 for the amortization of discounts on convertible promissory notes (Note 6), and a charge of $241,014 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5).

The Company earned $331,138 from contract research revenue in the quarter ended September 30, 2002 compared to $436,801 for the same period in 2001. In the quarter ended September 30, 2002, contract research revenue consisted of: (i) $151,907 recognized under a 24-month, $2,977,471 Phase I contract received from the Defense Advanced Research Project Agency (DARPA), (ii) $157,630 recognized under a two-year U.S. Department of Defense (DoD) Phase II SBIR Army Contract,
(iii) $19,455 recognized under a 9-month, $100,000 Phase I contract received by the U.S. Department of Energy (DoE), and (iv) $2,146 recognized under a 9-month, $100,000 Phase I contract received by the DoE. In the same period in 2001, contract research revenue consisted of: (i) $281,117 recognized under an 18-month, $2,977,471 Phase I contract received from Defense Advanced Research Project Agency (DARPA), (ii) $38,459 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program, and (iii) $117,225 recognized under a two-year DoD Phase II Small Business Innovation Research (SBIR) Army Contract.

The Company also earned $241,875 from the sale of evaluation chemicals to potential OLED display manufacturers during the quarter ended September 30, 2002. The chemicals are used to evaluate the Company's proprietary OLED material system. In the same period in 2001, the Company earned $132,432 in chemical sales.

Research and development costs were $3,933,777 for the quarter ended September 30, 2002 compared to $1,203,473 for the same period in 2001. For the quarter ended September 30, 2002, research and development expenses consisted of: (i) costs incurred of $1,875,111 for the development and operations conducted in the Company's facility, (ii) costs incurred of $342,030 for patent applications, prosecutions and other intellectual property rights, (iii) costs incurred of $314,892 to the Company's Research Partners (Note 3) under the 1997 Sponsored Research Agreement and 1997 Amended License Agreement, (iv) non-cash charges of $977,976 incurred in connection with the development agreement with PPG (Note
5), and (v) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 4). Research and development costs in the same period in 2001 consisted of: (i) payments of $139,777 to the Company's research partners (Note 3) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $256,813 for patent applications, prosecutions, and other intellectual property rights, (iii) costs incurred of $1,315,080 for the development and operations conducted in the Company's facility, (iv) non-cash charges of $241,014 incurred in connection with the development agreement with PPG (Note 5), (v) non-cash credit of $1,172,979 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $423,768 for the amortization of the Company's acquired technology (Note 2 and Note 4).

Interest expense, excluding costs related to the debt conversion and debt extinguishment, was $651,325 for the quarter ended September 30, 2002, compared to $509,236 for the same period in 2001. The increase is primarily due to the amortization of original issuance discount and beneficial conversion feature on the convertible promissory note issued on August 22, 2001 (Note 6).

In September 2002, $7,000,002 of the $15,000,000 convertible promissory Notes were converted into shares of Common Stock and the remainder was repaid. At the date of conversion and repayment, the $15,000,000 face value of the Notes exceeded the then carrying value due to unamortized OID and BCF. As a result, the Company recognized a non-cash debt conversion and extinguishment expense of $10,011,780 upon the conversion and repayment of the Notes (Note 6). In the same period in 2001, there were no such expenses.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company had a net loss applicable to Common shareholders of $25,866,506 (or $1.40 per share) for the nine months ended September 30, 2002, compared to $11,148,168 (or $0.66 per share) for the same period in 2001. In the nine months ended September 30, 2002, 65% ($16,875,220) of the net loss was attributed to two non-cash items, including a charge of $13,044,467 for the amortization of discounts, conversion and repayment on convertible promissory notes (Note 6), and a charge of $3,830,753 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5). In the same period in 2001, 21% ($2,204,060) of the net loss was attributed to two non-cash items, including a charge of $509,236 for the amortization of discounts on convertible promissory notes (Note 6), and a charge of $1,694,824 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5).

The Company earned $1,143,197 from contract research revenue for the nine months ended September 30, 2002 compared to $891,714 for the same period in 2001. In the nine months ended September 30, 2001, contract research revenue consisted of: (i) $652,133 recognized under a 24-month, $2,977,471 Phase I contract received from the DARPA, (ii) $132,000 recognized under a subcontract received from Princeton University, pursuant to an 18-month, $700,000 contract Princeton received from DARPA, (iii) $267,512 recognized under a two-year DoD Phase II SBIR Army Contract, and (iv) $69,951 under an 11-month, $69,951 Phase I contract received from the US Department of Army, (v) $19,455 recognized under a 9-month, $100,000 Phase I contract received by the DoE, and (vi) $2,146 recognized under a 9-month, $100,000 Phase I contract received by the DoE. In the same period in 2001, contract research revenue consisted of: (i) $619,603 recognized under an 18-month, $2,977,471 Phase I contract received from DARPA, (ii) $105,537 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation (NSF) under the Small Business Technology Transfer Program,
(iii) $7,878 recognized under a DoD Phase I, SBIR contract which is completed at this time, (iv) $161,651 recognized under a two-year DoD Phase II SBIR Army Contract, and (v) a $2,955 charge against revenue for an overpayment on the final costs of a subcontract under a 3-year, $3 million contract Princeton University received from DARPA.

The Company also earned $419,768 from the sale of evaluation chemicals to potential OLED display manufacturers during the nine months ended September 30, 2002. The chemicals are used to evaluate the Company's proprietary OLED material system. In the same period in 2001, the Company earned $140,730 in chemical sales.

Research and development costs were $11,550,574 for the nine months ended September 30, 2002 compared to $8,528,379 for the same period in 2001. For the nine months ended September 30, 2002, research and development expenses consisted of: (i) costs incurred of $4,927,797 for the development and operations conducted in the Company's facility, (ii) costs incurred of $876,274 for patent applications, prosecutions and other intellectual property rights,
(iii) costs incurred of $644,446 to the Company's research partners (Note 3) under the 1997 Sponsored Research Agreement and the 1997 Amended License Agreement, (iv) non-cash charges of $3,830,753 incurred in connection with the development agreement with PPG (Note 5), and (v) non-cash charges of $1,271,304 for the amortization of the Company's acquired technology (Note 2 and Note 4). Research and development costs in the same period in 2001 consisted of: (i) payments of $568,955 to the Company's research partners (Note 3) under the 1997 Sponsored Research Agreement, (ii) costs incurred of $684,065 for patent applications, prosecutions, and other intellectual property rights, (iii) costs incurred of $3,769,474 for the development and operations conducted in the Company's facility, (iv) non-cash charges of $1,694,824 incurred in connection with the development agreement with PPG (Note 5), (v) non-cash charge of $539,757 recorded for warrants and options previously issued to the Scientific Advisory Board members, and (vi) non-cash charges of $1,271,304 for the amortization of the Company's acquired technology (Note 2 and Note 4).

Interest expense, excluding costs related to the debt conversion and debt extinguishment, was $2,874,835 for the nine months ended September 30, 2002, compared to $509,236 for the same period in 2001. The increase is primarily due to the amortization of original issuance discount and beneficial conversion feature on the convertible promissory note issued on August 22, 2001 (Note 6).

In September 2002, $7,000,002 of the $15,000,000 convertible promissory Notes were converted into shares of Common Stock and the remainder was repaid. At the date of conversion and repayment, the $15,000,000 face value of the Notes exceeded the then carrying value due to unamortized OID and BCF. As a result, the Company recognized a non-cash debt conversion and extinguishment expense of $10,011,775 upon the conversion and repayment of the Notes (Note 6). In the same period in 2001, there were no such expenses.

The conversion features of the Series C Convertible Preferred Stock issued on August 22, 2001 resulted in a beneficial conversion feature valued at $689,416, which the Company treated as a dividend for the nine months ended September 30, 2001. As a result of the dividend, net loss applicable to common stockholders was $11,148,168 (or $0.66 per share) for the nine months ended September 30, 2001. There were no such deemed dividends in the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash and cash equivalents of $17,512,267, short-term investments of $2,784,566, compared to cash and cash equivalents of $7,883,132, short-term investments of $4,516,199 and restricted cash of $15,162,414 at December 31, 2001. During the nine months ended September 30, 2002, the Company received non-refundable cash payments of $716,667 in connection with joint development and technology evaluation agreements.

During the nine months ended September 30, 2002, cash used in operating activities was $5,457,824 as compared to $6,507,127 for the same period in 2001. The decrease in use of cash in operating activities was due to a decrease in accounts receivable and an increase to accounts payable, accrued expenses and deferred revenues.

In September 2002, $7,000,002 of convertible promissory Notes were converted into 1,375,246 shares of Common Stock, with the balance of $7,999,998 of the Notes being repaid. As a result, the Company has received $6,180,000 of cash (after costs associated with the conversion and repayment) previously restricted in use and no longer has restricted cash as of September 30, 2002.

In August and September 2002, the Company completed registered direct offerings (the "Offerings") for 1,277,014 and 383,452 shares of Common Stock at $5.09 and $5.41 per share, respectively. The completion of the Offerings resulted in proceeds to the Company of $8,064,338, net of $510,138 in costs associated with the completion of the Offerings.

In the fourth quarter of 2001, the Company commenced construction on the expansion of its current location in Ewing, New Jersey. The expansion was completed in the first quarter of 2002. As of September 30, 2002, the Company had incurred costs of $1,921,936 relating to the construction and purchase of equipment for the expansion.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations through at least the current fiscal year. Management believes that potential additional financing sources for the Company include long-term and short-term borrowings, public and private sales of the Company's equity and debt securities and receipt of cash upon the exercise of warrants. The 1997 Sponsored Research Agreement requires the Company to pay up to $4.4 million to Princeton University from July 1998 through July 2002. In April 2002, the Company amended the 1997 Sponsored Research Agreement with Princeton providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton up to $7.5 million commencing on July 31, 2002 through July 31, 2007. From inception of the Sponsored Research Agreement with Princeton University in 1994, through September 30, 2002, $4,771,534 of this commitment has been funded. Pursuant to its development and license agreement with PPG, the Company is to issue shares of Common Stock, on an annual basis, in consideration of the services provided by PPG. In certain circumstances, the Company may also be required to pay cash to PPG for such services. Substantial additional funds will be required in the future for the research, development and commercialization of OLED technology, obtaining and maintaining intellectual property rights, working capital and other purposes, the timing and amount of which is difficult to ascertain. There can be no assurance that additional funds will be available when needed, on commercially reasonable terms or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:


99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K:

         1. Current Report on Form 8-K, filed with the Commission on July 30, 2002, reporting Items 4 and 7, and describing a change in the Company's independent auditors.

         2. Current Report on Form 8-K, filed with the Commission on August 7, 2002, reporting Items 5 and 7, and containing as an exhibit the Company's prospectus supplement, dated August 5, 2002, relating to the sale by the Company of 1,277,014 shares of its Common Stock at $5.09 per share.

                                  CERTIFICATION

I, Sherwin I. Seligsohn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Display Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                        /s/ Sherwin I. Seligsohn
                                                ----------------------------
                                                Sherwin I. Seligsohn
                                                Chief Executive Officer

 CERTIFICATION

I, Sidney D. Rosenblatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Universal Display Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                     /s/ Sidney D. Rosenblatt
                                             ---------------------------------
                                             Sidney D. Rosenblatt
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Secretary

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNIVERSAL DISPLAY CORPORATION



                                                 /s/ Sidney D. Rosenblatt
Date: November 14, 2002                          -------------------------------
                                                Sidney D. Rosenblatt
                                                (Executive Vice President, Chief
                                                Financial Officer, Treasurer and
                                                Secretary)