Form 10-Q/A
period 2002-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2003-03-27
CIK 1005284

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, the Company identified a $1,953,479 understatement of deemed dividends to Preferred shareholders as of September 30, 2002 relating to the terms of the Series B Convertible Preferred Stock. The understatement affects the reported net loss applicable to Common shareholders, net loss per Common share, additional paid-in capital and accumulated deficit. However, the understatement does not affect reported expenses, net loss and cash flows for the quarter ended September 30, 2002. In addition, the understatement has no impact on the previously filed Annual Report on Form 10-K for the years ended December 31, 2001 and 2000. Note 7 in Notes to the Consolidated Financial Statements has been added to fully describe the restatement.

This amendment to the Company's Form 10-Q for the quarter ended September 30, 2002 amends and restates those items of the Form 10-Q originally filed on November 14, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the Original Filing.

INDEX PAGE


Part I - Financial Information

Item 1. Unaudited Financial Statements

   Consolidated Balance Sheets
   September 30, 2002 and December 31, 2001                                    3

   Consolidated Statements of Operations -
   Three months ended September 30, 2002 and
   2001, and inception to September 30, 2002                                   4

   Consolidated Statements of Operations -
   Nine months ended September 30, 2002 and
   2001, and inception to September 30, 2002                                   5

   Consolidated Statements of Cash Flows -
   Nine months ended September 30, 2002 and
   2001, and inception to September 30, 2002                                   6

   Notes to Consolidated Financial Statements                               7-14

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                              15-19

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                             19

Item 4. Controls and Procedures                                               19

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                   19-20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                 Restated
                                                                            September 30, 2002
                                                                                (unaudited)       December 31, 2001
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
                                                                               =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Convertible promissory notes (face value of
          $15,000,000, net of discounts) (Note 6)                              $          --        $   8,288,239
       Capital lease obligations                                                       4,596                4,228
       Accounts payable                                                            1,177,124              649,100
       Accrued expenses                                                              795,591            1,072,621
       Deferred revenues                                                           1,084,167              450,000
                                                                               -------------        -------------
          Total current liabilities                                                3,061,478           10,464,188
                                                                               -------------        -------------
CAPITAL LEASE OBLIGATIONS                                                              5,103                8,599
                                                                               -------------        -------------
SHAREHOLDERS' EQUITY
       Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares Series A Nonconvertible
          Preferred Stock, issued and outstanding (liquidation value of $7.50 per share, $1,500,000 in the aggregate) and 300,000 shares Series B Convertible Preferred Stock issued and
          outstanding (liquidation value of $21.48 per share,
          $6,444,000 in the aggregate)                                                 5,000                5,000
       Common Stock, par value $.01 per share, 50,000,000
          shares authorized, 21,400,580 and 18,093,124
          issued and outstanding, respectively                                       214,006              180,931
       Additional paid-in capital                                                111,830,139           85,016,601
       Accumulated other comprehensive loss                                           (3,479)              (3,925)
       Deficit accumulated during development-stage                              (74,921,810)         (47,101,825)
                                                                               -------------        -------------
          Total shareholders' equity                                              37,123,856           38,096,782
                                                                               -------------        -------------
          Total liabilities and shareholders' equity                           $  40,190,437        $  48,569,569
                                                                               =============        =============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                         ------------------------------
                                                                              2002
                                                                           (restated)          2001
                                                                         -------------     ------------
       REVENUE:
            Contract research revenue                                     $    331,138     $    436,801
            Development chemicals                                              241,875          132,432
                                                                          ------------     ------------
            Total revenue                                                      573,013          569,233
                                                                          ------------     ------------

       OPERATING EXPENSES:
            Research and development                                         3,933,777        1,203,473
            General and administrative                                       1,077,341          900,803
                                                                          ------------     ------------
                 Total operating expenses                                    5,011,118        2,104,276
                                                                          ------------     ------------
                 Operating loss                                             (4,438,105)      (1,535,043)

       INTEREST INCOME                                                         111,300          133,087
       INTEREST EXPENSE                                                       (651,325)        (509,236)
       DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                          (10,011,780)              --
                                                                          ------------     ------------
       NET LOSS                                                            (14,989,910)      (1,911,192)

       DEEMED DIVIDEND TO PREFERRED SHAREHOLDERS                            (1,953,479)        (689,416)
                                                                          ------------     ------------
       NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $(16,943,389)      (2,600,608)
                                                                          ============     ============

       BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $      (0.89)    $      (0.15)
                                                                          ============     ============
       WEIGHTED AVERAGE SHARES USED
       IN COMPUTING BASIC AND DILUTED
       NET LOSS PER COMMON SHARE                                            19,105,553       17,024,804
                                                                          ============     ============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                             ------------------------------    Period from Inception
                                                                  2002                           (June 17, 1994) to
                                                               (restated)          2001          September 30, 2002
                                                             -------------     ------------     ---------------------
REVENUE:
      Contract research revenue                               $  1,143,197     $    891,714         $    3,676,459
      Development chemicals                                        419,768          140,730                614,098
                                                              ------------     ------------         --------------
      Total revenue                                              1,562,965        1,032,444              4,290,557
                                                              ------------     ------------         --------------

OPERATING EXPENSES:
      Research and development                                  11,550,574        8,528,379             42,865,911
      General and administrative                                 3,350,880        2,827,227             19,125,091
                                                              ------------     ------------         --------------
          Total operating expenses                              14,901,454       11,355,606             61,991,002
                                                              ------------     ------------         --------------
          Operating loss                                       (13,338,489)     (10,323,162)           (57,700,445)

INTEREST INCOME                                                    358,598          373,646              1,984,207
INTEREST EXPENSE                                                (2,874,835)        (509,236)            (4,722,977)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                     (10,011,780)              --            (10,011,780)
                                                              ------------     ------------         --------------
NET LOSS                                                       (25,866,506)     (10,458,752)           (70,450,995)

DEEMED DIVIDEND TO PREFERRED SHAREHOLDERS                       (1,953,479)        (689,416)            (4,470,815)
                                                              ------------     ------------         --------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $(27,819,985)    $(11,148,168)        $  (74,921,810)
                                                              ============     ============         ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                   $      (1.50)    $      (0.66)
                                                              ============     ============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                       18,490,810       16,881,743
                                                              ============     ============




        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                           Nine Months Ended September 30,    Period from Inception
                                                                          --------------------------------     (June 17, 1994) to
                                                                                2002              2001         September 30, 2002
                                                                           ------------       ------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                            $(25,866,506)      $(10,458,752)        $(70,450,995)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                       1,332,825            815,848            3,171,353
          Amortization of intangibles                                        1,271,304          1,271,304            3,427,175
          Amortization of discounts on Convertible Promissory Note          13,044,467            509,236           14,734,168
          Issuance of Common Stock options and warrants for services           423,962             46,754            1,491,954
          Issuance of Common Stock and warrants in connection
             with amended research and license agreements                           --                 --            3,120,329
          Issuance of Common Stock in connection with
             executive compensation                                             16,150                 --              439,370
          Issuance of redeemable Common Stock, Common Stock
             options and warrants in connection with
             development agreement                                           3,830,753          1,694,824            6,777,046
          Issuance of Common Stock options and warrants for
             Scientific Advisory Board                                              --            539,757            1,947,369
          Acquired in-process technology                                            --                 --              350,000
          (Increase) decrease in assets:
             Accounts Receivables                                              (58,868)          (111,208)            (599,723)
             Other current assets                                             (350,907)          (330,335)            (277,742)
             Other assets                                                      (13,638)            17,347              (33,763)
          Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                             278,467           (851,902)           1,673,464
             Payable to related parties                                             --                 --              250,000
             Deferred revenue                                                  634,167            350,000            1,084,167
                                                                          ------------       ------------         ------------
Net cash used in operating activities                                       (5,457,824)        (6,507,127)         (32,895,828)
                                                                          ------------       ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                 (1,066,496)          (657,744)          (7,319,180)
      Purchase of intangibles                                                       --                 --              (25,750)
      Purchase of short-term investments                                    (3,087,506)        (4,661,915)         (29,053,413)
      Proceeds from sale of short-term investments                           4,819,585          3,540,000           26,265,368
      Restricted cash                                                       15,162,414                 --                   --
                                                                          ------------       ------------         ------------
Net cash provided by (used in) investing activities                         15,827,997         (1,779,659)         (10,132,975)
                                                                          ------------       ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock                                 7,644,337          1,348,984           30,621,088
      Proceeds from issuance of Preferred Stock                                     --          4,496,477            9,137,079
      Proceeds from issuance of Convertible Promissory Note                         --         15,000,000           15,000,000
      Repayment of Convertible Promissory Notes                             (8,399,997)                --           (8,399,997)
      Proceeds from the exercise of Common Stock options and warrants           17,750          1,127,510           14,193,222
      Principal payments on capital lease                                       (3,128)            (2,805)             (10,322)
                                                                          ------------       ------------         ------------
 Net cash provided by (used in) financing activities                          (741,038)        21,970,166           60,541,070
                                                                          ------------       ------------         ------------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                              9,629,135         13,683,380           17,512,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,883,132          7,701,040                   --
                                                                          ------------       ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 17,512,267       $ 21,384,420         $ 17,512,267
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

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                   Nine Months Ended
                                                      September 30,
                                            ---------------------------------
                                               2002                  2001
                                            -----------          ------------
Common Stock, options and warrants
to acquire Common Stock in development
agreement (Note 5)                          $ 3,830,753           $ 1,694,824

Common Stock issued upon conversion
of Notes (Note 6)                             7,999,998                     -

Common Stock issued for the purchase
of equipment                                          -                43,776
                                            -----------           -----------
                                            $11,830,751           $ 1,738,600
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

NOTE 7.  SERIES B CONVERTIBLE PREFERRED STOCK

In 2000, the Company issued 300,000 shares of Series B Convertible Preferred Stock ("Series B") to Motorola (Note 4). The Series B shares rank senior to the Common Stock and any other capital stock of the Company ranking junior to the Series B as to dividends and upon liquidation, dissolution or winding up. There are no restrictions upon the Company to create any other class of stock ranking equivalent or senior to the Series B shares. The Series B shares have a liquidation value of $21.48 per share, plus accrued and unpaid dividends. Holders of Series B shares are entitled to that number of votes equal to the largest of whole shares of Common Stock into which the Series B shares could be converted on matters which shareholders are generally entitled to vote. The Series B shareholders are entitled to dividends that are declared or paid to holders of the Common Stock.

Each share of the Series B is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. Of the 300,000 shares of the Series B, 75,000 shares become convertible on each of September 29, 2001, 2002, 2003 and 2004, with all outstanding shares of the Series B being converted automatically into shares of the Company's Common Stock on September 29, 2004. The conversion price for the Series B shares is initially the original issuance price per share of the Common Stock, but is subject to change if the average price of the Common Stock falls below $12.00 for the 30 trading days ending two business days prior to the relevant conversion date, regardless of prior changes to the conversion price. The Company has the option to pay Series B shareholders an amount of cash equal to the difference between $12.00 and the average price of the Common Stock, multiplied by the number of shares of Common Stock into which the Series B shares would be convertible. Two business days prior to the September 29, 2002 and 2001 conversion dates, the Company's average stock price for the preceding 30 trading days was $5.50 and $10.81, respectively. As such, the original conversion price was adjusted in accordance with the conversion terms of the Series B, the conversion prices were reduced to $9.85 and $19.35, respectively, resulting in additional 88,553 and 8,256 shares of Common Stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company's Common Stock on the commitment date of September 29, 2000, which was $22.06. Accordingly, the Company recorded a CBCF in an amount of $1,953,479 and $182,127 in 2002 and 2001, respectively. The CBCF was treated as a deemed dividend to the Series B shareholders.

As a result of the deemed dividend in 2002, the following amounts have been restated in this Form 10-Q/A:

                                                         Originally reported          Restated
                                                         -------------------       --------------
Additional paid-in-capital                                  $ 109,876,660           $ 111,830,139
Deficit accumulated during development stage                  (72,968,331)            (74,921,810)
Deemed dividend (three and nine months ended
    September 30, 2002)                                                --               1,953,479
Net loss applicable to Common shareholders
    (three months ended September 30, 2002)                   (14,989,910)            (16,943,389)
Basic and diluted net loss per Common
    share (three months ended September 30, 2002)                   (0.78)                  (0.89)

Net loss applicable to Common shareholders
    (nine months ended September 30, 2002)                    (25,866,506)            (27,819,985)
Basic and diluted net loss per Common
    share (nine months ended September 30, 2002)                    (1.40)                  (1.50)

Deemed dividend (period from inception (June
    17, 1994) to September 30, 2002)                            2,517,336               4,470,815

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

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to the OLED technology and attempting to commercialize such technology. To date, the Company has not generated any significant revenues and does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully demonstrates that the OLED technology is commercially viable for one or more flat panel display applications and enters into license agreements with third parties with respect to the OLED technology. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $74,921,810 at September 30, 2002. The rate of loss is expected to increase as the Company's activities increase and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of the OLED technology to support its operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company had a net loss applicable to Common shareholders of $16,943,389 (or $0.89 per share) (restated) for the quarter ended September 30, 2002 compared to a loss of $2,600,608 (or $0.15 per share) for the same period in 2001. In the quarter ended September 30, 2002, 82% ($13,879,480) of the net loss was attributed to three non-cash items, including a charge of $10,948,025 for the amortization of discounts, conversion and repayment on convertible promissory notes (Note 6), a charge of $977,976 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5), and a charge of $1,953,479 related to the adjustment of the conversion price on the Series B (Note 7). In the same period in 2001, 39% ($750,250) of the net loss was attributed to two non-cash items, including a charge of $509,236 for the amortization of discounts on convertible promissory notes (Note 6), and a charge of $241,014 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5).

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

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company had a net loss applicable to Common shareholders of $27,819,985 (or $1.50 per share) (restated) for the nine months ended September 30, 2002, compared to $11,148,168 (or $0.66 per share) for the same period in 2001. In the nine months ended September 30, 2002, 68% ($18,828,699) of the net loss was attributed to three non-cash items, including a charge of $13,044,467 for the amortization of discounts, conversion and repayment on convertible promissory notes (Note 6), a charge of $3,830,753 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5), and a charge of $1,953,479 related to the adjustment of the conversion price on the Series B (Note 7). In the same period in 2001, 21% ($2,204,060) of the net loss was attributed to two non-cash items, including a charge of $509,236 for the amortization of discounts on convertible promissory notes (Note 6), and a charge of $1,694,824 for the issuance of Common Stock, options and warrants to purchase Common Stock to PPG in connection with a development agreement (Note 5).

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

In September 2002, the Company adjusted the conversion price for 75,000 shares of the Series B, in accordance with the conversion terms of the Series B (Note
7). The adjustment resulted in a contingent beneficial conversion feature valued at $1,953,479, which the Company treated as a dividend for the nine months ended September 30, 2002. In the same period in 2001, the Company recorded a similar dividend in the amount of $182,127.

The conversion features of the Series C Convertible Preferred Stock issued on August 22, 2001 resulted in a beneficial conversion feature valued at $689,416, which the Company treated as a dividend for the nine months ended September 30, 2001. As a result of the dividend, net loss applicable to common stockholders was $11,148,168 (or $0.66 per share) for the nine months ended September 30, 2001. As the Series C was converted into Common Stock on December 5, 2001, there were no such deemed dividends in the nine months ended September 30, 2002.

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



Date:  March 27, 2003                      /s/ Sherwin I. Seligsohn
                                           ----------------------------
                                           Sherwin I. Seligsohn
                                           Chief Executive Officer

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



Date:  March 27, 2003                       /s/ Sidney D. Rosenblatt
                                            ---------------------------------
                                            Sidney D. Rosenblatt
                                            Executive Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Secretary

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIVERSAL DISPLAY CORPORATION



                                 /s/ Sidney D. Rosenblatt
Date: March 27, 2003             -------------------------------
                                 Sidney D. Rosenblatt
                                 (Executive Vice President, Chief
                                 Financial Officer, Treasurer and
                                 Secretary)