Form 10-K
period 2002-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2003-03-31
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2002

                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from ____________ to ___________

                         Commission File Number 1-12031

                          UNIVERSAL DISPLAY CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2372688
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         375 Phillips Boulevard
            Ewing, New Jersey                                     08618
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)




Registrant's telephone number, including area code:                    (609) 671-0980

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes _X_ No ___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on the Nasdaq National Market on June 28, 2002, was approximately $118,878,659. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant's Common Stock (and their affiliates) were considered affiliates.

As of March 26, 2003, the registrant had outstanding 21,864,003 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 26, 2003 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.       BUSINESS...................................................  3

ITEM 2.       PROPERTIES.................................................  12

ITEM 3.       LEGAL PROCEEDINGS..........................................  12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  12

                                PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................  13

ITEM 6.       SELECTED FINANCIAL DATA....................................  13

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................  14

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK................................................  24

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  24

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................  24

                               PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  24

ITEM 11.      EXECUTIVE COMPENSATION.....................................  24

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................  24

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  24

ITEM 14.      CONTROLS AND PROCEDURES....................................  24

                                PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K................................................  25

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference herein contain some "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Among other things, these include, but are not limited to, statements regarding the following:

o the outcomes of the Company's ongoing and future Organic Light Emitting Device ("OLED") technology research and development activities;
o the Company's ability to access future OLED technology developments of its academic and commercial research partners;
o the Company's ability to form and continue strategic relationships with manufacturers of OLEDs and OLED-containing products;
o the protections afforded to the Company by the patents that it owns or licenses;
o the anticipated success of the Company's OLED technology, materials and manufacturing equipment commercialization strategies;
o the potential commercial applications of the Company's OLED technologies and OLED materials, and of OLED-containing products in general;
o   future demand for the Company's OLED technologies and OLED materials;
o the comparative advantages and disadvantages of the Company's OLED technologies and OLED materials versus competing technologies and materials currently being developed;
o the nature and potential advantages of any competing technologies that may be developed in the future;
o the payments that the Company expects to receive in the future under its existing contracts;
o   the Company's future capital requirements;
o the amount and type of securities that the Company will issue in the future to its business partners and others; and
o the Company's future OLED technology licensing and OLED material sales revenues and results of operations.

In addition, when used in this report and the documents incorporated by reference, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated. These risks are discussed in greater detail in the subsection entitled "Factors That May Affect Future Results and Financial Condition" under Part II, Item 7 of this report.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or the documents incorporated by reference, as the case may be. The Company undertakes no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.           BUSINESS

BACKGROUND AND COMPANY HISTORY

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of OLED technologies and materials for use in flat panel displays and other applications.

The Company was incorporated under the laws of the Commonwealth of Pennsylvania in April 1985 under the name Enzymatics, Inc. ("Enzymatics"). Another corporation named Universal Display Corporation ("UDC") was incorporated under the laws of the State of New Jersey in June 1994. On June 22, 1995, a wholly-owned subsidiary of Enzymatics merged with and into UDC. UDC, the surviving corporation in this merger, became a wholly-owned subsidiary of Enzymatics and changed its name to "UDC, Inc." Simultaneously with the consummation of this merger, Enzymatics changed its name to "Universal Display Corporation." UDC, Inc. functions as an operating subsidiary of the Company having the same officers and directors.

OVERVIEW OF THE OLED INDUSTRY

The primary market for the Company's OLED technologies and materials is flat panel displays. The market for flat panel displays has been driven by a number of market forces, including:

o the increasing popularity of cell phones, personal digital assistants, portable computers, flat panel monitors and other consumer electronic devices;

o the increasing availability of information and visual content in electronic formats;

o the proliferation of graphical interfaces and emerging multimedia applications; and

o a growing consumer preference for light weight, thin, low power and high resolution displays.

Existing products that use flat panel displays include notebook and laptop computers, portable televisions, video cameras, cellular phones, pagers, electronic organizers, internet access devices, portable electronic devices, digital watches, calculators, electronic games, audiovisual equipment, copiers, fax machines, telephones and answering machines. In addition, flat panel displays have been utilized in military applications, including missile controls, ground support, communications equipment and avionics.

Competition in the flat panel display market, particularly for full color, large area, high resolution, high information content displays, is based upon various factors, including image and color quality, range of viewing angle, power requirements, cost and manufacturability. The dominant technology today for flat panel displays is liquid crystal display ("LCD") technology, the type of technology used in most laptop computers. Though it has certain limitations, LCD technology compares favorably to the more traditional cathode ray tube ("CRT") technology, which is the technology used in conventional televisions.

Light emitting diodes ("LEDs") are discrete, solid-state semiconductor devices that emit light when electrical current passes through them. The color of light emitted by LEDs depends on the particular semiconductor material utilized in the device. Traditional LEDs are created from inorganic semiconductors. In contrast, OLEDs utilize an organic semiconductor material.

While LCDs currently dominate the market for flat panel displays, the Company believes that OLEDs are a promising alternative technology for the future. Compared to LCD displays, OLED displays are expected to have better image and color quality, brightness, contrast, response rates and viewing angles, which in many cases will be comparable or superior to those of CRT displays. OLED displays also are believed to exhibit a thinner profile and be manufacturable from lower cost materials; efficient in converting electrical power into light (thereby requiring low power for operation as compared to backlit LCDs), and scaleable for use in large area flat panel displays. These features would make OLED displays useful for a variety of flat panel display applications, particularly those requiring light weight and portability.

OLED technology is just emerging and there are many companies and institutions engaged in research, development and commercialization efforts relating to OLEDs. If successfully developed, OLED displays could have a variety of applications, particularly in full color, small area displays such as consumer electronic equipment, vehicular dashboards, cellular phones and other telecommunication devices, computer games and personal digital assistants. Potential applications of OLED displays also include use in full color, large area displays such as laptop and notebook computer screens, computer monitors and televisions, as well as in transparent and flexible items such as head-up displays for automobile windshields and bendable electronic displays. OLEDs are also being investigated for use in applications other than flat panel displays, such as lasers and lighting sources.

BUSINESS STRATEGY AND MARKETS

The Company's present approach to developing technology and penetrating the OLED market has three major components:

         o the funding of additional OLED technology research by the Company's research partners at Princeton University, the University of Southern California and other academic institutions;

         o the research, development and validation of reliable OLED technologies and OLED materials for use in the commercial manufacture of OLEDs; and

         o the licensing of these technologies and the sale of these materials to experienced manufacturers (who may already have much of the needed infrastructure in place), suppliers and users of OLEDs and OLED-containing products, as well as the equipment needed to manufacture them.

The Company hopes to achieve these goals through internal development efforts and by entering into various sponsored research agreements, joint development agreements, licensing arrangements, sales arrangements, evaluation licenses and other strategic alliances with others. The Company does not presently intend to become a volume manufacturer of OLEDs, OLED materials or OLED manufacturing equipment or devices.

OLED Technologies

The Company is currently focusing its research, development and commercialization efforts on a number of innovative OLED structure and device technologies, including those discussed below.

         Phosphorescent OLEDs (PHOLEDs(TM))

One of the Company's key technology applications involves the use of novel materials and device structures that emit light in OLEDs through the process of phosphorescence, referred to by the Company as PHOLEDs. In conventional OLEDs, the light emission is based on the process of fluorescence. The use of phosphorescent materials as dopants in OLEDs enables significantly higher device efficiencies, thereby substantially reducing power requirements. This is particularly relevant in hand-held devices where battery power is often a limiting factor.

         Printable Phosphorescent OLEDs (P(2)OLEDs(TM))

There are a number of different processing technologies that can be used for the manufacture of OLEDs. Among other things, the Company is pursuing the development of proprietary phosphorescent materials for the manufacture of OLEDs using solution or liquid processing technologies. Solution processing technologies, such as spin coating and ink jet printing, involve the use of spraying or printing apparatus to deposit the organic material in an OLED. The Company recently entered into a joint development relationship with DuPont Displays, Inc. to conduct research and development in this area. This relationship is discussed further below in subsection below entitled "Relationships with OLED Manufacturers."

         Flexible OLEDs (FOLEDs(TM))

Another important technology application for the Company is its technology for the fabrication of small molecule OLEDs on flexible substrates. Flat panel displays are commonly built on rigid substrates such as glass. The Company's flexible OLED or FOLED technology permits the fabrication of small molecule OLEDs on a flexible substrates. Flexible OLEDs have the potential for being used in conformable, lighter weight and thinner electronic displays, and ultimately in future roll-up display products. Flexible OLEDs also may possibly be fabricated using potentially low cost "roll to roll" processing methods.

         Transparent OLEDs (TOLEDs(TM))

Yet another significant technology application for the Company is based on the fabrication of OLEDs with transparent cathodes. Traditional OLEDs use a reflective metal cathode and a transparent anode. The Company's transparent cathode technology, referred to by the Company as its TOLED technology, may permit the fabrication of transparent OLED displays, such as "heads-up" displays in windshields. This technology also enables "top emission" OLEDs to be built on opaque surfaces, including active matrix thin-film transistors, thereby resulting in devices with potentially better image quality and lifetime than conventional OLEDs.

         Organic Vapor Phase Deposition (OVPD)

The standard process for the manufacture of OLEDs using small molecules, including PHOLEDs, involves the use of vacuum thermal evaporation ("VTE"). VTE utilizes evaporation in a high vacuum to deposit the thin layers of organic materials in an OLED. An alternate process for the manufacture of OLEDs is based on organic vapor phase deposition ("OVPD") technology. In contrast to VTE, the OVPD process utilizes a carrier gas stream in a hot walled reactor at low pressure to precisely deposit the organic material in an OLED. The OVPD process offers the potential advantage of being more readily scalable to larger area OLED displays. The Company and its exclusive licensee, Aixtron AG, are actively developing and qualifying a tool for the fabrication of OLED displays utilizing OVPD processes. The Company's relationship with Aixtron AG is discussed further below.

OLED Materials

The Company is developing novel phosphorescent and other materials for use in OLEDs. Through its commercial relationship with PPG Industries, Inc. and research being sponsored at Princeton University and the University of Southern California (all of which are discussed further below in the section entitled "Research and Development Activities"), the Company has developed, and continues to develop, proprietary materials for use as phosphorescent emitters in OLEDs. The evaluation and qualification of these materials is ongoing with OLED manufacturers.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company's core activities involve the research and development of OLED technologies. The Company conducts this research and development both internally and through various relationships with for-profit entities and academic institutions. The Company's costs and expenses for research and development totaled $15,804,267 in 2002, $12,310,036 in 2001 and $7,109,205 in 2000.

Company Internal Development

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. The facility includes a state-of-the-art OLED display pilot production line designed to produce up to several hundred 6" x 6" OLED plates per month. The facility also contains substrate patterning, organic deposition, display packaging, module assembly and extensive test and characterization equipment in Class 100 and 100,000 clean rooms, as well as opto-electronics laboratories. Development and operations expenses for work conducted at this facility totaled $6,189,638 in 2002, $5,287,884 in 2001 and $3,422,198 in 2000.

The Company currently employs a team of research scientists, engineers and laboratory assistants at its Ewing facility. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists.

University Sponsored Research

The Company has a long-standing relationship with Princeton University and the University of Southern California ("USC") for the conduct of research related to OLED technologies for applications such as displays and lighting. This research is performed at Princeton University's Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) under the direction of Dr. Stephen R. Forrest and at USC's Synthetic Materials Laboratories under the direction of Dr. Mark E. Thompson. The scope and technical aspects of this research is controlled by these investigators with advisory input from the Company.

The Company funds the research conducted at Princeton University and USC under a Research Agreement executed by the Company and the Trustees of Princeton University in October 1997. This OLED technology research was preceded by similar research conducted at Princeton University and USC under a Sponsored Research Agreement entered into by the Company and the Trustees of Princeton University in 1994. USC conducts its portion of this research under subcontract between Princeton University and USC. In April 2002, the Company and Princeton University extended the term of their 1997 Research Agreement through July 2007. Under the Research Agreement, the Company paid Princeton University $859,339 in 2002, $758,732 in 2001 and $733,230 in 2000. The Company's maximum funding commitment under the Research Agreement for the period from August 2002 through July 2007 is $1,495,599 per year. As discussed further below, the Company has an exclusive license to all patent rights arising out of the research conducted by Princeton University or USC under the Research Agreement.

In May 2001, the Company entered into a Contract Research Agreement with the Chitose Institute of Science and Technology ("CIST") of Japan, under which the Company is funding research at CIST relating to high efficiency OLED materials and device structures. This collaborative relationship runs through April 2003.

In January 2002, the Company entered into a 13-month Research Agreement with the Massachusetts Institute of Technology ("MIT"), under which the Company funded research at MIT relating to high efficiency white OLEDs. This agreement followed a one-year Research Agreement entered into by the Company and MIT in April 2001, under which the Company funded research at MIT relating to high efficiency hybrid organic/inorganic vacuum deposited LEDs.

PPG Industries

In October 2000, the Company and PPG Industries, Inc. ("PPG") entered into a five-year Development and License Agreement. Under this agreement, a team of approximately eight PPG scientists and engineers are assisting the Company in developing and commercializing various OLED materials in which the Company has a proprietary interest. The Company simultaneously entered into a commercial Supply Agreement with PPG, which is discussed further below.

PPG is being compensated in the form of the Company's Common Stock for the services provided under the Development and License Agreement, though under limited circumstances PPG has the right to demand payment in cash in lieu of stock. For services rendered by PPG under the Development and License Agreement during 2002, the Company issued to PPG 344,379 shares of the Company's Common Stock and seven-year warrants to purchase 344,379 shares of the Common Stock at a per share exercise price of $10.14, which vested upon issuance. For services rendered by PPG under this agreement from its inception through the end of 2001, the Company issued to PPG 150,011 shares of the Common Stock and seven-year warrants to purchase 150,011 shares of the Common Stock at a per share exercise price of $24.28, which vested upon issuance.

In January 2003, the Company and PPG amended the Development and License Agreement to cover the supply of OLED materials for purposes of development and qualification in the facilities of the Company and its customers. There was no cash consideration exchanged for this amendment.

Aixtron AG

In July 2000, the Company entered into a Development and License Agreement with Aixtron AG of Aachen, Germany ("Aixtron") to jointly develop and commercialize equipment for the manufacture of OLEDs using the OVPD process. Aixtron is considered a world leader in the production of manufacturing equipment for LEDs using metal-organic chemical vapor deposition technology. A pre-production OVPD manufacturing tool was delivered to the Company's Ewing facility in January 2002. The Company and Aixtron are in the process of upgrading and qualifying this tool.

Under the Development and License Agreement, the Company granted Aixtron an exclusive license to produce and sell equipment for use in the manufacture of OLEDs and other devices using the OVPD process. Aixtron is required to pay the Company royalties on its sales of this equipment. Purchasers of this equipment also may obtain rights to use the Company's proprietary OVPD process to manufacture OLEDs for additional fees.

Government-Funded Programs

The Company has entered into a number of government contracts and subcontracts for the development of OLED technologies and OLED-containing products. These include, among others, Phase I Small Business Innovation Research ("SBIR") program contracts for the demonstration of technical merit and feasibility and Phase II SBIR program contracts for the development of well-defined prototypes. On those contracts where the Company is the prime contractor, the Company subcontracts portions of its work to various entities and institutions, including Princeton University, USC, Penn State University, L-3 Communications Corporation and Vitex Systems, a Batelle Memorial Institute Company. All of the Company's government contracts and subcontracts are subject to termination at the election of the contracting agency.

The Company derived a substantial portion of its revenues from its government contract and subcontract work. These revenues totaled $1,468,958 in 2002, $1,058,571 in 2001 and $492,756 in 2000. The Company's government contracts include, but are not limited to, those discussed below. For further discussion of these contracts and their associated revenues see Part II, Item 7 of this report, including the subsection entitled "Factors That May Affect Future Results and Financial Condition".

         OLED Displays in Head-Mounted Devices

In January 2003, the Company was awarded a two-year, $729,996 SBIR Phase II program contract by the U.S. Department of the Army to further its development of conformable and transparent display technologies for use in helmets and other head-mounted devices. The Company will receive $444,017 for the first year of the contract, and the remainder is expected to be funded in year two of the contract. In February 2002, the Company completed its Phase I work on this same program.

         OLED Displays on Metal Foil

In January 2003, the Company was awarded a $69,850 SBIR Phase I program contract by the U.S. Department of the Army to demonstrate the feasibility of building rugged, light weight active-matrix OLED displays on durable metal foil.


         Roll-Up OLED Displays in Pen-Like Devices

In October 2002, the Company was awarded a two-year $2,013,725 cooperative agreement by the U.S. Army Research Laboratories ("ARL") to develop technology for flexible, low-power consumption OLED displays and communication components for use in advanced, next-generation mobile communication devices, such as a pen-like device that functions as a portable computer with a roll-up OLED display. ARL is expected to fund $1,200,000 and the remaining $813,725 would be funded as a "cost-share" by the Company and its subcontractors. In addition, ARL has an option to extend the agreement with a third-year, $2,850,000 program in which ARL would provide additional funds of $2,000,000, with the Company and its subcontractors contributing $850,000 through cost sharing.

         White OLEDs for Lighting

In August 2002, the Company was awarded two $100,000 SBIR Phase I program contracts by the U.S. Department of Energy to demonstrate the feasibility of using its proprietary, high-efficiency phosphorescent OLED and flexible OLED technologies for general lighting applications. One of these programs is to demonstrate a broadband white light source that consists of a series of highly-efficient red, green and blue PHOLED stripes which combine to emit white light. The other program is to demonstrate an innovative PHOLED structure that emits simultaneously from monomer and aggregate states, leading to a broad spectrum and high quality white emission.

         Phosphorescent OLED Backlights

In December 2000, the Company was awarded a two-year $729,158 SBIR Phase II program contract by the Department of Defense for the development of high efficiency phosphorescent backlights as a result of the success of the Company's Phase I program for similar work. The term of the Phase II program extends from February 2001 through March 2003.

         Ruggedized OLED Displays

In December 2002, the Company completed its work under a 30-month prime contract from the U.S. Department of Defense Advanced Research Projects Agency ("DARPA") for the development of ruggedized full-color flexible OLED displays. Pursuant to this contract, the Company received $1,600,000 and contributed $2,024,636 in goods and services through cost sharing. The work under this contract resulted in the Company delivering to DARPA prototypes of a flexible OLED display.

United States Display Consortium

The Company is a member of the United States Display Consortium ("USDC"), a cooperative industry/government effort aimed at developing an infrastructure to support a North American flat panel display infrastructure. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 90 members, as well as support from ARL. The Company is one of 16 members on the Governing Board of the USDC and actively participates on its Technical Council.

OLED MATERIALS MANUFACTURING AND SUPPLY

In October 2000, the Company and PPG entered into a seven-year Supply Agreement. Under this agreement, the Company has appointed PPG as the Company's exclusive supplier of its proprietary materials for commercial use in OLEDs. PPG will sell these OLED materials to the Company, which in turn will resell them to OLED manufacturers. The current term of the Supply Agreement extends through 2007.

The Company also relies on PPG to supply OLED materials that are resold to the Company's customers for evaluation purposes. The Company's payment terms for its OLED material sales are typically net 30 days from the date of invoice. The revenues received by the Company from its sales of OLED materials totaled $793,518 in 2002, $194,330 in 2001 and $0 in 2000.

RELATIONSHIPS WITH OLED MANUFACTURERS

The Company has established relationships with several manufacturers of OLEDs and OLED-containing products to further develop, qualify and license the Company's OLED technologies and materials for use by these manufacturers in the commercial production of OLEDs. Payments received by the Company on account of these relationships (not including sales of OLED materials) totaled $4,266,667 in 2002 and $400,000 in 2001; there were no such payments received in 2000. Portions of these payments are creditable against license fees paid by these manufacturers to the Company for commercial license rights granted to them in the future. The Company's relationships with manufacturers of OLEDs and OLED-containing products include, but are not limited to, those discussed below.

DuPont Displays

In December 2002, the Company entered into a non-exclusive Joint Development Agreement with DuPont Displays, Inc. and its parent E.I. DuPont de Nemours and Company ("DuPont") for the development of liquid-processible phosphorescent materials and OLEDs. The term of this joint development program runs for three years. Under the Joint Development Agreement, the Company will have the exclusive right to sublicense any intellectual property developed by either party under the program for use with liquid processed OLED displays on rigid glass substrates. Each of the Company and DuPont is responsible for its own development costs and expenses in connection with the program.

The Company and DuPont also entered into a Cross-License Agreement in December 2002. Under this agreement, the Company granted DuPont a non-exclusive license under the Company's background phosphorescent emitter, transparent cathode and ink jet printing patents to make and sell liquid processed OLED displays on rigid glass substrates. DuPont paid the Company an up-front license fee and agreed to pay the Company running royalties on its sales of these displays. DuPont has the option to reduce the royalty rates on these sales if it elects to make cash payments to the Company in one or both of January 2004 and January 2005.

In addition, the Company and DuPont entered into a Developed Device Additional Payment Agreement in December 2002. Under this agreement, the Company granted DuPont a non-exclusive license to utilize any intellectual property developed by the Company under their joint development program for use with liquid processed OLED displays on rigid glass substrates. For sales of these displays on which DuPont is not already required to pay the Company a royalty under the Cross-License Agreement, DuPont agreed to pay the Company running royalties at rates reduced from those under the Cross-License Agreement.

Samsung SDI

In July 2001, the Company and Samsung SDI Co. Ltd. ("Samsung") entered into a non-exclusive Joint Development Agreement focusing on portable, low-power OLED displays for cell phones and other product applications. Under the agreement, the parties are developing active matrix OLED displays utilizing the Company's high efficiency phosphorescent materials and top-emitting device structures, together with Samsung's low temperature poly silicon active matrix architecture.

Samsung and the Company presented the world's first full color active matrix OLED display utilizing red and green phosphorescent emitting materials at the 40th Annual Society for Information Display Symposium in May 2002. The power consumption of this display is believed to be approximately 50% less than a comparable fluorescent OLED display and, under standard usage conditions, 20% less than a similar backlight LCD.

Sony Corporation

In February 2001, the Company and Sony Corporation ("Sony") entered into a non-exclusive Joint Development Agreement focusing on high efficiency OLED displays for use in large area monitors, such as televisions, as well as for other product applications. Under this Agreement, the parties are developing active matrix OLED displays utilizing the Company's proprietary high efficiency phosphorescent material technology and Sony's proprietary low temperature poly silicon active matrix TAC (Top emission Adaptive Current drive) technology. Each party is responsible for its own costs and expenses in connection with these development efforts.

Toyota Industries Corporation

In October 2002, the Company and Toyota Industries Corporation ("TICO") entered into an OLED Technology Development and Evaluation Agreement under which the Company agreed to conduct specified development activities with TICO relating to the use of certain OLED technologies of the Company as sources of white light.

INTELLECTUAL PROPERTY

Along with its scientific and technical personnel, the Company's primary assets are its intellectual property. This includes numerous U.S. and foreign patents and patent applications that the Company owns or has the exclusive right to license. It also includes a substantial body of Company trade secrets and technical know-how.

Company Patents

The Company's expanded research and development activities, both internally and through its collaboration with PPG, have led to the Company's recent filing of a substantial number of patent applications relating to its OLED technologies. As of December 31, 2002, the Company had 24 issued and pending patents in the United States, together with numerous foreign counterparts filed in key countries such as Japan, Taiwan, Korea, China and the countries of the European Union. The Company's issued U.S. patents are listed on its Internet website at www.universaldisplay.com, under the heading "Intellectual Property."

Patents of Princeton University and USC

The bulk of the Company's patent rights are exclusively licensed to the Company on a perpetual basis under an Amended License Agreement executed by and among the Company, the Trustees of Princeton University and USC in October 1997. As of December 31, 2002, these licensed patent rights included 70 issued U.S. patents and 47 U.S. patents pending, together with numerous foreign counterparts in various foreign countries. The U.S. patents that the Company exclusively licenses from Princeton University and USC are listed on the Company's Internet website at www.universaldisplay.com, under the heading "Intellectual Property."

Under the Amended License Agreement, Princeton and USC granted the Company a worldwide, exclusive license to specified patents and patent applications relating to OLEDs and OLED technologies. By the terms of the Amended License Agreement and the 1997 Research Agreement between the Company and the Trustees of Princeton University, this license grant extends to any patent rights arising out of the OLED technology research conducted by Princeton University or USC under the Research Agreement. The Company is free to sublicense these patent rights to third parties.

Princeton University is responsible for the filing, prosecution and maintenance of all patent rights licensed to the Company under the Amended License Agreement pursuant to an Interinstitutional Agreement between Princeton University and

USC. However, the Company participates closely in this process and has the right to instruct patent counsel on additional matters to be covered in any patent applications. The Company is required to bear all costs associated with the filing, prosecution and maintenance of these patent rights.

The Company is required under the Amended License Agreement to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company's sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from the sublicense. These royalty rates are subject to renegotiation for products not reasonably conceivable in 1997 (the inception of the agreement) and developed under the Research Agreement and Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. Princeton University shares a portion of these royalties with USC under their Interinstitutional Agreement.

The Company paid Princeton University minimum royalties under the Amended License Agreement in the amounts of $50,000 for 2000, $75,000 for 2001 and $100,000 for 2002. For 2002 and thereafter, this minimum royalty obligation is $100,000 per year. The Company also is required to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied provided the Company performs its obligations under the Research Agreement and, when that agreement ends, the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to the Company.

In connection with executing the Research Agreement and the Amended License Agreement, in 1997 the Company issued to Princeton University 140,000 shares of the Company's Common Stock and 10 year warrants to purchase an additional 175,000 shares of the Common Stock at an exercise price of $7.25 per share vesting immediately. The Company also issued to USC 60,000 shares of the Common Stock and 10 year warrants to purchase an additional 75,000 shares of the Common Stock at an exercise price of $7.25 per share vesting immediately.

Motorola Patents

In September 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"), whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola's OLED technology, together with foreign counterparts in various countries. With limited exceptions, this license is exclusive in the OLED field even as to Motorola. This includes the exclusive right to grant sublicenses to third parties. The issued U.S. patents that the Company has licensed from Motorola are listed on the Company's Internet website at www.universaldisplay.com, under the heading "Intellectual Property."

Motorola remains responsible for the filing, prosecution and maintenance of all patent rights licensed to the Company under the License Agreement, including all associated costs. Motorola is obligated to keep the Company informed as to the status of these activities.

The Company is required under the License Agreement to pay Motorola royalties on gross revenues received by the Company on account of its sales of OLED products or components, or from its sublicensees on account of their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. The Company has the option to pay these royalties in either all cash or 50% cash and 50% in shares of the Company's Common Stock. The Company met its minimum royalty obligation of $150,000 to Motorola for the 2001-2002 period by issuing to Motorola 8,000 shares of the Company's Common Stock, valued at $71,816, and paying Motorola $78,184 in cash. The Company also has minimum royalty obligations to Motorola of $500,000 in cash or cash and stock for the 2003-2004 period and $1,000,000 in cash or cash and stock for the 2005-2006 period.

In connection with the rights granted to the Company by Motorola, in 2000 the Company issued to Motorola 200,000 shares of the Company's Common Stock, 300,000 shares of the Company's Convertible Preferred Stock, and warrants to purchase an additional 150,000 shares of the Common Stock at an exercise price of $21.60 per share which vested immediately.

DuPont Patents

Under the Joint Development Agreement entered into between the Company and DuPont in December 2002, DuPont granted the Company a royalty-free, worldwide, non-exclusive license under certain of DuPont's background OLED patents relating to phosphorescent emitters to make and sell specific types of liquid processed OLED displays on rigid glass substrates. However, these license rights are triggered with respect to each type of OLED display only upon the parties' achievement of specified milestones under their joint development program. The Company has the right to sublicense these patent rights to third parties.

Luxell Technologies Patents

Under a Development and License Agreement between the Company and Luxell Technologies, Inc. ("Luxell") entered into in April 2001, Luxell granted the Company a royalty-bearing, exclusive license under Luxell's Black Layer patents to grant sublicenses to high-volume OLED manufacturers for these manufacturers to make and sell Black Layer transparent OLED displays.

Intellectual Property under Government Contracts

The Company anticipates that it and its subcontractors may develop patentable OLED technologies under their various government contracts and subcontracts. Under these arrangements, the Company or its subcontractor generally can elect to take title to any patents on these OLED technologies, and to control the manner in which these patents are licensed to third parties. However, the U.S. Government has reserved the rights to utilize, and to permit others to utilize, these technologies and any associated technical data for government purposes, and, in some cases, for unlimited purposes. In addition, if the government determines that the Company or its subcontractors have not taken appropriate steps to achieve practical application of these OLED technologies, the government may require that they be licensed to third parties.

Trade Secrets and Technical Know-How

The Company has accumulated, and continues to accumulate, a substantial amount of valuable trade secret information and technical know-how relating to OLEDs and OLED technologies. Where practicable, the Company shares portions of this information and know-how with its business partners and OLED manufacturers on a confidential basis. The Company also employs various methods to protect this information and know-how from unauthorized use or disclosure, although no such methods can afford complete protection. Moreover, because the Company derives some of this information and know-how from academic institutions such as Princeton University and USC, there is an increased potential for public disclosure.

COMPETITION

The display industry is characterized by intense competition. Numerous domestic and foreign companies have developed or are developing LCD and other flat panel display technologies that will compete with the Company's OLED technology. These technologies include the plasma, field emissive and vacuum fluorescent display technologies as well as various others. Substantially all of the companies pursuing these technologies, including Sony Corporation, NEC Corporation, Toshiba Matsushita Display Technology Co., Fujitsu Ltd., Hitachi, Ltd., Samsung Electronics Co., LG Electronics Institute of Technology, AU Optronics Corp., Chi Mei Optoelectronics Corp., Chunghwa Picture Tubes, Ltd., HannStar Display Corp., Quanta Display Inc., Toppoly Optoelectronics Corp. and Innolux Display Corp. have greater name recognition and financial, technical, marketing, personnel and research capabilities than the Company.

The Company believes that its OLED technology overcomes various limitations of these other technologies, such as high power consumption, high temperature manufacturing conditions, poor display contrasts and limited viewing angles. However, these companies may ultimately succeed in developing competing technologies and applications that are superior to the Company's OLED technology.

In addition, a number of companies, including those mentioned above and Eastman Kodak Company, Pioneer Corporation, Sharp Electronics Corporation, Sanyo Electric Co., Samsung SDI Co., Samsung NEC Mobile Display Co., TDK Corporation, RiTdisplay Corporation, Mitsubishi Chemical Corporation, Lite Array, Inc., Nippon Seiki Co., Seiko Epson Corporation, Dupont Displays, Inc., Cambridge Display Technology, Opsys, Ltd., TECO Optronics Corp. and Idemitsu Kosan Co., are engaged in research, development and commercialization activities with respect to technology using OLEDs. In particular, Pioneer Corporation, RiTdisplay Corporation, Philips Electronics N.V. and other companies are presently manufacturing OLED products using OLED technologies other than those of the Company. Moreover, Eastman Kodak Company ("Kodak") has licensed its competing OLED technology to OLED display manufacturers, and Kodak and Sanyo Electric Co. are working through a joint venture, SK Display Corporation, to manufacture OLED displays utilizing this technology. The Company cannot be sure that its OLED technology will ultimately be adopted for commercial usage, or that the Company will be able to compete successfully with Kodak or other companies due to their established name recognition and greater resources.

ENVIRONMENTAL PROTECTION COMPLIANCE

The Company is not aware of any current federal, state or local environmental compliance regulations that have a material effect on its business activities. The Company has not expended any capital to comply with any environmental protection statutes and does not anticipate incurring any such expenditures in the future.

EMPLOYEES

As of December 31, 2002, the Company had 40 full-time employees and one part-time employee, none of whom are unionized. The Company believes that its relations with its employees are good.

INTERNET SITE

The Company's Internet website can be found at www.universaldisplay.com. The Company makes available free of charge, on or through its website, access to its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.


ITEM 2. PROPERTIES

The Company's corporate offices and research and development facility is located at 375 Phillips Boulevard in Ewing, New Jersey. The Company currently leases approximately 21,000 square feet of space at this facility. The current term of this lease runs through December 31, 2003, and management expects to renew the term of the lease when the current term ends. The Company also leases approximately 900 square feet of office space in Coeur D'Alene, Idaho.


ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings of a material nature.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders in the fourth quarter of 2002.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's executive officers:

           Name              Age                 Position
           ----              ---                 --------
Sherwin I. Seligsohn          67         Chairman of the Board, Chief Executive Officer and
                                           Director
Steven V. Abramson            51         President, Chief Operating Officer and Director
Sidney D. Rosenblatt          55         Executive Vice President, Chief Financial Officer
                                           Treasurer, Secretary and Director
Julia J. Brown                42         Vice President and Chief Technology Officer

The Company's Board of Directors has elected these executive officers to hold office until their successors are duly elected and qualified.

Sherwin I. Seligsohn has been Chairman of the Board and Chief Executive Officer of the Company since the Company's inception. He funded and was President of the Company until May 1996. In addition, Mr. Seligsohn founded, and since August 1991 has served as sole Director, Chairman, President and Secretary of American Biomimetics Corporation ("ABC"), International Multi-Media Corporation ("IMMC"), and Wireless Unified Network Systems Corporation ("WUNS"). He is also Chairman and Chief Executive Officer of Global Photonic Energy Corporation ("Global"). From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. ("InterDigital"), formerly International Mobile Machines Corporation. Mr. Seligsohn was the founder of InterDigital and from August 1972 to June 1990 served as its Chairman. Mr. Seligsohn is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University.

Steven V. Abramson joined Universal Display Corporation as President and Chief Operating Officer in May 1996 and has been a member of the Company's Board of Directors since May 1996. He is also a member of the Board of Directors of Global and a consultant to Global. From March 1992 to May 1996, he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From 1982 to 1991 he was with InterDigital, where he held various positions, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University and is a member of the Board of Governors of the United States Display Consortium.

Sidney D. Rosenblatt has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since June 1995, and has been a member of the Company's Board of Directors since May 1996. Mr. Rosenblatt is also Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Global, and a member of its Board of Directors. Mr. Rosenblatt is the owner of and served as the President of S. Zitner Company from August 1990 through December 1998. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital. Mr. Rosenblatt sits on the Board of Directors of various non-profit organizations.

Dr. Julia J. Brown has been the Company's Vice President and Chief Technology Officer since June 2002. She joined the Company in June 1998 as its Vice President of Technology Development. From November 1991 to June 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. She received her B.S. in Electrical Engineering from Cornell University in 1983 and then worked at Raytheon Company (1983-1984) and AT&T Bell Laboratories (1984-1986) before returning to graduate school. Dr. Brown received an M.S. (1988) and Ph.D. (1991) in Electrical Engineering/Electrophysics at the University of Southern California under the advisement of Professor Stephen R. Forrest. Dr. Brown has served as an Associate Editor of Journal of Electronic Materials and as an elected member of the Electron Device Society Technical Board. She co-founded an IEEE-sponsored international engineering mentoring program and is a Senior Member of the IEEE. Dr. Brown has served on numerous technical conference committees and is presently a member of the Society of Information Display.


                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol PANL. The following table sets forth the high and low bid quotation of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.


                                                   High Close        Low Close
                                                  -------------    ------------
                2001
                      First Quarter                 $ 14.13           $ 7.03
                      Second Quarter                  20.00             7.88
                      Third Quarter                   16.32             6.61
                      Fourth Quarter                   9.88             6.55

                2002
                      First Quarter                 $ 11.78           $ 8.17
                      Second Quarter                  11.80             8.30
                      Third Quarter                    8.30             4.95
                      Fourth Quarter                  11.60             5.76

As of March 26, 2003, there were more than 300 holders of record of the Company's Common Stock. The Company did not declare any cash dividends on its Common Stock during 2001 or 2002, and does not expect to pay any cash dividends to holders of its Common Stock in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company, and the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this filing and incorporated herein by reference.

                                                                     Fiscal Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                               2002              2001             2000              1999             1998
                                           -------------     -------------    -------------     -------------    --------------
Operating Results:
Total revenue...........................     $ 2,445,272       $ 1,252,901       $  492,756        $  519,536       $   368,794
Research and development expense........      15,804,267        12,310,036        7,109,205         3,171,497         1,419,394
General and administrative expense......       4,754,850         3,915,854        3,261,113         2,727,856         1,933,976
Net loss................................     (31,019,201)      (16,356,100)      (9,529,046)       (5,125,006)       (2,793,842)
Net loss attributable to Common
shareholders.................                (32,972,680)      (18,873,436)      (9,529,046)       (5,125,006)       (2,793,842)
Net loss per share, basic and diluted...           (1.71)            (1.11)           (0.62)            (0.42)            (0.27)

Balance Sheet Data:
Total assets...............................    $39,639,216       $48,569,569      $32,079,794       $10,316,850        $3,078,994
Current liabilities........................      2,866,759        10,464,188        1,670,016           873,761           495,320
Capital lease obligations..................          8,599            12,827           16,619            20,021                --
Shareholders' equity.......................     33,668,571        38,096,782       29,826,804         9,426,470         2,583,674

Other Financial Data:
Working capital............................    $18,541,596       $17,994,232       $9,252,130        $5,704,913        $2,429,390
Capital expenditures.......................      1,169,945         1,790,564        1,540,577         3,680,122            26,689
Acquired technology........................             --                --       16,924,968                --                --
Weighted average Common Shares, basic and
  diluted..................................     19,227,697        16,994,537       15,260,837        12,269,943        10,310,353
Shares of Common Stock outstanding.........     21,525,412        18,093,124       16,440,286        13,714,563        10,312,943


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to OLED technologies and associated materials, and in attempting to commercialize these technologies and materials. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $80,074,505 as of December 31, 2002. The rate of loss is expected to increase as the Company's activities increase, and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve, from the commercial licensing of its OLED technologies and sale of its OLED materials, revenues that are sufficient to support its operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The Company had a net loss attributable to holders of Common Stock of $32,972,680 (or $1.71 per share) for the year ended December 31, 2002, compared to a net loss attributable to holders of Common Stock of $18,873,436 (or $1.11 per share) for the year ended December 31, 2001. The increase in net loss attributable to holders of Common Stock is primarily attributed to:

         o  an increase in cash and non-cash research and development expenses;

         o an increase in non-cash interest expense on convertible promissory notes issued by the Company in August 2001, and the incurrence of non-cash expenses relating to the conversion and extinguishment of these notes (see Note 10 of the Notes to Consolidated Financial Statements); and

The Company earned $1,468,958 in contract research revenue from the U.S. Government in 2002, compared to $1,058,571 in 2001. The increase is primarily due to the Company's commencement of work under six new government contracts in 2002, with work under four of these contracts beginning in the third and fourth quarters of 2002. In 2001, contract revenue was derived from three government contracts, one of which was completed in the third quarter of 2001. In 2002, contract revenue was derived from the following government contracts:

         o $695,468 recognized under a 30-month, $2,977,471 Phase I contract received from the U.S. Department of Defense Advanced Research Projects Agency ("DARPA"), which commenced in June 2000 and was completed in December 2002,

         o $398,667 recognized under a 24-month, $729,158 SBIR Phase II contract received from the Department of Defense ("DoD"), which commenced in February 2001,

         o $132,000 recognized under a $132,000 subcontract with Princeton University, pursuant to a 24-month, $700,000 prime contract Princeton University received from DARPA, which commenced in June 2001, however work on the contract commenced in 2002,

         o $115,907 recognized under a 24-month, $2,013,725 cooperative agreement received from the U.S. Army Research Laboratories ("ARL"), which commenced in August 2002,

         o $69,951 recognized under a 12-month $69,951 SBIR Phase I contract received from the U.S. Department of the Army, which commenced in February 2002,

         o $32,339 recognized under a 9-month, $100,000 SBIR Phase I contract received from the U.S. Department of Energy ("DoE"), which commenced in July 2002,

         o $13,413 recognized under a subcontract with Princeton University, pursuant to a 24-month $600,000 prime contract Princeton University received from ARL, which commenced in July 2002 and

         o $11,213 recognized under a 9-month, $100,000 SBIR Phase I contract received from DoE, which commenced in July 2002.

The Company earned $793,518 from its sales of OLED materials for evaluation purposes in 2002, compared to $194,330 in 2001. The increase in this amount is mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including the Company's current joint development partners. The Company commenced sales of OLED materials for evaluation purposes in 2001.

During 2002, the Company received non-refundable cash payments of $4,266,667 in the aggregate in connection with its joint development, technology development and evaluation and license agreements compared to $400,000 in 2001. The Company recognized revenues of $182,796 of this amount as fees for technology development and evaluation, with the remainder being recorded as unearned revenue. The increase in these payments resulted from the Company entering into new agreements of this nature in 2002 and receiving additional amounts under such agreements that were in place during 2001.

During 2002, the Company sold approximately $3 million of it net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. The Company received $225,657 for the sale of the NOLs and recorded it as other revenue. The Company has not sold any of its NOLs in the past but may sell more in the future.

The Company incurred research and development expenses of $15,804,267 for the year ended December 31, 2002, compared to $12,310,036 for the year ended December 31, 2001. The increase is mainly attributed to the following:

         o The Company incurring costs in 2002 in the amount of $6,189,638 for further development and operation of the Company's facility in Ewing, New Jersey, compared to $5,287,884 in such costs during 2001. The increase is mainly attributable to increased salaries and costs incurred in connection with, and as a result of, the expansion of this facility.

         o The Company incurring costs in 2002 in the amount of $1,282,803 for the preparation, filing and prosecution of patent applications and for other intellectual property rights protection, compared to $940,480 in such costs during 2001. The increase is attributable to increased number of patents filed in 2002 as compared to 2001.

         o The Company incurring non-cash charges in the amount of $5,487,515 during 2002 in connection with its Development and License Agreement with PPG Industries, Inc. ("PPG"), compared to $2,283,182 in similar charges during 2001. The increase is due to the Company issuing 361,024 shares of its Common Stock, warrants to purchase 361,024 shares of its Common Stock to PPG and options to purchase 30,000 shares of its Common Stock to PPG employees for services performed in 2002, as compared to the Company having issued 121,843 shares of its Common Stock, warrants to purchase 121,843 shares of its Common Stock to PPG and options to purchase 26,333 of its Common Stock to PPG's employees for services performed in 2001. For further discussion, see Note 8 of the Notes to Consolidated Financial Statements.

         o The Company incurring non-cash charges in the amount of $289,900 during 2002 for options granted to its Scientific Advisory Board (the "SAB"), compared to similar charges of $1,344,686 during 2001 for the vesting of warrants issued to the SAB in 2000 and for options granted to the SAB in 2001. The decrease is due mainly to the warrants issued in 2000 becoming fully vested in 2001. For further discussion, see Note 11 of the Notes to Consolidated Financial Statements.

General and administrative expenses for the Company were $4,754,850 for the year ended December 31, 2002, compared to $3,915,854 for the year ended December 31, 2001. The increase in these expenses is mainly due to increased salaries and costs incurred in connection with, and as a result of, the expansion of the Company's facility in Ewing, New Jersey. The Company also experienced an increase in marketing costs, including costs relating to public relations and shareholder services.

In September 2002, $7,000,002 of the $15,000,000 in convertible promissory notes that had been issued by the Company in August 2001 (the "Notes") were converted into shares of the Company's Common Stock, with the remaining amount being repaid by the Company in cash. As of the date of conversion and repayment, the $15,000,000 face value of the Notes exceeded their then-carrying value due to an unamortized original issuance discount (OID) and beneficial conversion feature
(BCF) on the Notes. As a result, upon the conversion and repayment of the Notes, the Company recognized a non-cash debt conversion and extinguishment expense of $10,011,780 related to the unamortized portion of the OID and BCF and the intrinsic value of the Notes repurchased. In the same period in 2001, there were no such expenses. For further discussion, see Note 10 of the Notes to Consolidated Financial Statements.

The Company's interest expense was $3,298,589 for the year ended December 31, 2002, compared to $1,848,142 for the year ended December 31, 2001. The increase is primarily due to amortization of the original issuance discount (OID) and the beneficial conversion feature (BCF) of the Notes. For further discussion, see
Note 10 of the Notes to Consolidated Financial Statements.

In September 2002, the conversion price of the Series B Convertible Preferred Stock issued to Motorola in September 2000 was adjusted in accordance with the Certificate of Designations for this stock. The Company accounted for this adjustment as a contingent beneficial conversion feature ("CBCF"). As a result, the Company recorded the CBCF as a deemed dividend in the amount of $1,953,479. In 2001, the adjustment resulted in a deemed dividend of $182,127. For further discussion, see Note 9 of the Notes to Consolidated Financial Statements.

In August 2001, the Company completed a private placement financing transaction with institutional investors for the purchase of the Notes, Convertible Preferred Stock and warrants to purchase the Company's Common Stock. As a result of this financing transaction and the conversion of the preferred stock into shares of the Company's Common Stock in December 2001, the Company recorded deemed dividends in the amount of $2,335,209 in 2001. In 2002, the Company recorded no such deemed dividends.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The Company had a net loss attributable to Common Stock shareholders of $18,873,436 (or $1.11 per share) for the year ended December 31, 2001, compared to a net loss attributable to Common Stock shareholders of $9,529,046 (or $0.62 per share) for the year ended December 31, 2000. The increase in net loss attributable to Common Stock shareholders was primarily attributed to the following:

         o  an increase in cash and non-cash research and development expenses;

         o an increase in non-cash interest expenses due to convertible promissory notes issued by the Company in August 2001 (see Note 10 of the Notes to Consolidated Financial Statements); and

         o non-cash deemed dividends associated with a private placement completed in August 2001 (see Note 10 of the Notes to Consolidated Financial Statements).

The Company earned $1,058,571 in contract research revenue from the U.S. Government in 2001, compared to $492,756 in 2000. The increase was primarily due to the Company being awarded and commencing work on additional government contracts. In 2001, contract revenue was derived primarily from the following government contracts:

         o $723,034 recognized under an 24-month, $2,977,471 Phase I contract received from DARPA, which commenced in June 2000,

         o $225,079 recognized under a 24-month, $729,158 SBIR Phase II contract received from DoD, which commenced in February 2001, and

         o $105,536 recognized under a two-year, $400,000 Phase II contract from the National Science Foundation under the Small Business Technology Transfer Program, which commenced in October 1999 and was completed in September 2001.

The Company earned $194,330 from its sales of OLED materials for evaluation purposes in 2001, compared to no such earnings in 2000. The Company commenced these sales in 2001.

During 2001, the Company received non-refundable cash payments of $400,000 in the aggregate in connection with joint development and technology evaluation agreements, all of which was recorded as unearned revenue. In 2000, the Company had no such agreements in place.

The Company incurred research and development expenses of $12,310,036 for the year ended December 31, 2001, compared to $7,109,205 for the year ended December 31, 2000. The increase was mainly attributed to the following:

         o The Company incurring costs in 2001 in the amount of $5,287,884 for the development and operation of the Company's facility in Ewing, New Jersey, compared to $3,422,198 in such costs during 2000. The increase was mainly attributable to the expansion of the Company's research and development team and increased costs associated with an additional 10,000 square feet added to the facility in April 2001.

         o The Company incurring non-cash charges in the amount of $2,283,182 during 2001 in connection with the Development and License Agreement with PPG, compared to $663,111 in similar charges during 2000. The increase was mainly due to timing of services performed, since work under this agreement had only commenced in October 2000. For further discussion, see Note 8 of the Notes to Consolidated Financial Statements.

         o The Company incurring non-cash charges of $1,695,072 for amortization of the Company's acquired technology, compared to similar charges of $460,799 in 2000. The increase was due to the timing of the Company's acquisition of this technology. Amortization commenced on the date of the acquisition. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

         o The Company incurring non-cash charges of $1,344,686 for warrants issued to the SAB in 2000 and options granted to the SAB in 2001, compared to $602,683 in similar charges for 2000. The increase was due to the required accounting treatment for the vesting of warrants and the issuance of options. The warrants became fully vested as of December 31, 2001. For further discussion, see Note 11 of the Notes to Consolidated Financial Statements.

General and administrative expenses for the Company were $3,915,854 for the year ended December 31, 2001, compared to $3,261,113 for the year ended December 31, 2000. The increase in general and administrative expenses was mainly due to increased salaries and costs associated with expansion of the Company's facility in Ewing, New Jersey and the Company's hiring of additional employees.

In August 2001, the Company completed a private placement financing transaction with institutional investors for the purchase of the Notes, Convertible Preferred Stock and warrants to purchase the Company's Common Stock. As a result of this financing transaction and the conversion of the preferred stock into shares of the Company's Common Stock in December 2001, the Company recorded deemed dividends in the amount of $2,335,209 in 2001. In 2000, the Company recorded no such deemed dividends.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had cash and cash equivalents of $15,905,416 and short-term investments of $4,662,898. This compares to cash and cash equivalents of $7,883,132, short-term investments of $4,516,199 and restricted cash of $15,162,414 as of December 31, 2001.

During 2002, cash used in operating activities was $4,764,265 as compared to $7,702,583 in 2001. This decreased use of cash in operating activities was mainly due to an increase in deferred license fees and deferred revenues. In 2002, the Company received non-refundable cash payments of $4,266,667 in the aggregate in connection with its new and existing joint development, technology development and evaluation and license agreements. In 2001, the Company received non-refundable cash payments of $400,000 in the aggregate in connection with its joint development and technology evaluation agreements, all of which was recorded as unearned revenue.

Also during 2002, the Company received cash proceeds of $104,232 as a result of the exercise of warrants and options to purchase 22,533 shares of the Company's Common Stock. During 2001, warrants and options to purchase 271,431 shares of the Company's Common Stock were exercised, resulting in cash proceeds to the Company of $1,127,510. During 2000, warrants and options to purchase 1,754,353 shares of the Company's Common Stock were exercised, resulting in cash proceeds to the Company of $6,854,843.

In August and September 2002, the Company completed registered direct offerings (the "Offerings") of 1,277,014 and 383,452 shares, respectively, of the Company's Common Stock at $5.09 per share and $5.41 per share, respectively. The Offerings resulted in aggregate proceeds to the Company of $8,055,186, net of $519,288 in costs associated with completion of the Offerings.

In August 2001, the Company sold in a private placement transaction 5,000 shares of Series C Convertible Preferred Stock and warrants to purchase shares of the Company's Common Stock, resulting in net cash proceeds of $4,496,477. In December 2001, the Company completed the second tranche of this private placement by selling 5,000 shares of Series D Convertible Preferred Stock and warrants to purchase shares of the Company's Common Stock, resulting in additional net cash proceeds of $4,640,602. In December 2001, all shares of Series C and Series D Convertible Preferred Stock were converted into Common Stock. For further discussion, see Note 10 of the Consolidated Financial Statements.

In the same transaction, the Company issued secured convertible promissory notes (the "Notes") that resulted in the Company receiving restricted cash proceeds of $15,000,000 (the "Notes"). In September 2002, $7,000,002 of the Notes were converted into 1,375,246 shares of the Company's Common Stock, with the balance of $7,999,998 of the Notes being repaid by the Company in cash. As a result, the Company received $6,180,000 in cash, net of costs associated with conversion and repayment of the Notes, the use of which was previously restricted. The Company has no restricted cash as of December 31, 2002.

In December 2000, the Company sold in a private placement 631,527 units, each unit consisting of one share of the Company's Common Stock and one warrant with an exercise price of $10.00. The units were issued at $8.50 per unit and the transaction resulted in net cash proceeds to the Company of $5,367,979. In the first quarter of 2001, the Company received additional net cash proceeds of $1,348,984 from the completion of this private placement transaction through the issuance of an additional 158,704 units.

In the fourth quarter of 2001, the Company commenced construction on the expansion of its current facility in Ewing, New Jersey. This construction was completed in the first quarter of 2002. As of December 31, 2002, the Company had incurred costs of $2,023,000 relating to the construction and purchase of equipment for the expansion.

Working capital increased to $18,541,596 at December 31, 2002 from working capital of $17,994,232 at December 31, 2001. The net increase is due primarily to a decrease from conversion and repayment of the Notes and an increase from the receipt of cash payments in connection with the Company's joint development, technology development and evaluation and license agreements. The Company's net cash used in operating activities was $4,764,265, $7,702,583, and $6,493,590 in 2002, 2001 and 2000, respectively. Non-cash expenses related to the issuance of Common Stock, warrants and options, and the amortization of discounts relating to the issuance, conversion and repayment of convertible debt (see Note 10 of the Notes to Consolidated Financial Statements) were $19,162,516, $5,705,890 and $1,275,794 in 2002, 2001 and 2000, respectively.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations into 2004. Management believes that potential additional financing sources for the Company include long-term and short-term borrowings, public and private sales of the Company's equity and debt securities and receipt of cash upon the exercise of warrants. It should be noted, however, that substantial additional funds will be required in the future for research, development and commercialization of the Company's OLED technologies and OLED materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. For example, under the Company's Research Agreement with Princeton University, the Company is required to pay Princeton University $1,495,599 per year through July 2007. There can be no assurance that additional funds will be available to the Company when needed, on commercially reasonable terms or at all.

CRITICAL ACCOUNTING POLICIES

Management believes the following represent the Company's critical accounting policies:

Revenue Recognition

Contract research revenues represent reimbursements by the U.S. Government for all or a portion of the research and development costs the Company incurs related to its government contracts. Revenues are recognized proportionally as the research and development costs are incurred or as defined milestones are achieved.

Development chemical revenues represent sales of OLED materials to potential OLED manufacturers for evaluation and product development purposes. These revenues are recognized at the time of shipment and passage of title to the OLED materials. The customer does not have the right to return the materials.

The Company also receives non-refundable advanced license payments under certain of its joint development and technology evaluation agreements. These payments are deferred until a license agreement is executed or negotiations have ceased and there is no likelihood of executing a license agreement with the other party. If a license agreement is executed, these revenues will be recorded over the expected life of the licensed technology; otherwise, they will be recorded at the time negotiations with the other party show no further likelihood of success.

Valuation of Acquired Technology

The Company continually reviews its acquired OLED technologies for events or changes in circumstances that might indicate the carrying value of such technologies may not be recoverable. Factors considered important that could cause impairment include, but are not limited to, significant changes in the Company's anticipated future use of these technologies or the Company's overall business strategy as it pertains to the technology, particularly in light of patents owned by others in the same field of use. As of December 31, 2002, management of the Company believed that no revision of the remaining useful lives or write-down of the Company's acquired technology was required in 2002 and no such revision was needed in 2001 and 2000.

Valuation of Stock-Based Compensation

The Company accounts for its stock option plans (see Note 11 of the Notes to Consolidated Financial Statements) under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options granted. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although, the Company uses available resources and information when setting these assumptions, changes to the assumptions, could cause significant adjustments to the valuation.

CONTRACTUAL OBLIGATIONS

As of December 31, 2002, the Company had the following contractual commitments:


                                              ---------------------------------------------------------------------------
                                                                       Payments due by period
                                              ------------- ------------- ------------- -------------- ------------------
                                                             Less than
           Contractual Obligations               Total         1 year      1-3 years      3-5 years    More than 5 years
          --------------------------          ------------- ------------- ------------- -------------- ------------------
     Long-Term Debt                                     --            --            --             --                 --
                                              ------------- ------------- ------------- -------------- ------------------
     Operating Lease Obligations                  $274,131      $267,062        $7,069             --                 --
                                              ------------- ------------- ------------- -------------- ------------------
     Capital Lease Obligations                      $8,599        $4,713        $3,886             --                 --
                                              ------------- ------------- ------------- -------------- ------------------
     Purchase Obligations                               --            --            --             --                 --
                                              ------------- ------------- ------------- -------------- ------------------
     Other Long-Term Liabilities Reflected
     on the Registrant's Balance Sheet
     under GAAP                                         --            --            --             --                 --
                                              ------------- ------------- ------------- -------------- ------------------
     Other Obligations:
                                              ------------- ------------- ------------- -------------- ------------------
          Sponsored Research Obligation         $6,854,827    $1,495,599    $4,486,796       $872,433                 --
                                              ------------- ------------- ------------- -------------- ------------------
          Minimum Royalty Obligation            $2,200,000      $100,000    $1,800,000       $300,000    $100,000/year(1)
                                              ------------- ------------- ------------- -------------- ------------------
     Total                                      $9,337,557    $1,867,374    $6,297,751     $1,172,433    $100,000/year(1)
                                              ------------- ------------- ------------- -------------- ------------------

(1) Under the Amended License Agreement with Princeton University and USC, the Company is obligated to pay Princeton University minimum royalties of $100,000 per year until such time the agreement is no longer in effect.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2002, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to, or that engage in leasing, hedging or research and development services with, the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of any recently issued accounting pronouncements would have a significant impact on the Company's consolidated financial statements. For further discussion, see Note 4 of the Notes to Consolidated Financial Statements.

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The following factors, as well as other factors affecting the Company's operating results and financial condition, could cause the Company's actual future results and financial condition to differ materially from those projected.

The Company does not expect to be profitable in the foreseeable future, and may never be profitable.

Since inception, the Company has generated limited revenues while incurring significant losses. The Company expects to incur losses for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of its OLED technologies to support its operations. You should note, however, that:

         o    OLED technology may never become commercially viable;
         o markets for flat panel displays utilizing OLED technology may be limited; and
         o the Company may never generate sufficient revenues from the commercial exploitation of its OLED technologies to become profitable.

Additionally, even if the Company finds commercially viable applications for its OLED technologies, the Company may never recover its research and development costs.

If the Company does not receive additional financing in the future, it might not be able to continue the research, development and commercialization of its OLED technologies.

The Company's capital requirements have been and will continue to be significant. The completion of the research, development and commercialization of OLED technologies for potential applications will require significant additional effort and resources. The Company's cash on hand may not be sufficient to meet all of its future obligations. When the Company needs additional funds, such funds may not be available on commercially reasonable terms or at all. If the Company cannot obtain more money when needed, its business might fail. Additionally, if the Company attempts to raise money in an offering of shares of its Common Stock, or if the Company engages in acquisitions involving the issuance of additional shares of its Common Stock, the issuance of these shares will dilute the Company's then-existing shareholders.

If its OLED technologies are not feasible for broad-based product applications, the Company may never generate revenues sufficient to support ongoing operations.

Before OLED manufacturers will agree to utilize the Company's OLED technologies for wide-scale commercial production, it is likely that the Company must first demonstrate to the satisfaction of these manufacturers that the Company's OLED technologies are feasible for broad-based product applications. This, in turn, will require substantial advances in the Company's research and development efforts in a number of areas, including:

         o    device reliability;
         o the development of long-lived OLED materials for full color OLED displays; and
         o issues related to scalability and cost effective fabrication technologies for product applications.

The Company's efforts may never demonstrate the feasibility of its OLED technologies for broad-based product applications, particularly full color, large area, high resolution and high information content flat panel displays such as those used in televisions.

The Company's research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete development of these products. Technical problems may result in delays and cause the Company to incur additional expenses that would increase its losses. If the Company cannot complete research and development of its OLED technologies successfully, or if the Company experiences delays in completing research and development of its OLED technologies for use in potential applications, particularly after the occurrence of significant expenditures, the Company's business may fail.

Even if the Company's OLED technologies are technically feasible, they may not be adopted by manufacturers of OLEDs and OLED-containing products.

The potential size, timing and viability of market opportunities targeted by the Company are uncertain at this time. Market acceptance of the Company's OLED technologies will depend, in part, upon these technologies providing benefits comparable to CRT and LCD technologies (the current standard display technologies) at an appropriate cost, and the adoption of these technologies by consumers, neither of which have been achieved. Also, there may be a number of additional technologies that OLED manufacturers need to utilize in order to bring OLED-containing products to the market. Many potential licensees of the Company's OLED technologies manufacture flat panel displays utilizing competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate the Company's OLED technologies. Moreover, even if the Company's OLED technologies are a viable alternative to competing technologies, if additional technologies are required to bring OLED-containing products to the market and potential licensees are unable to obtain access to these technologies, they may not utilize the Company's OLED technologies.

If the Company's research partners fail to make advances in their research, or if they terminate their relationships with the Company, the Company might not succeed in commercializing its OLED technologies.

Research and development of commercially viable applications for the Company's OLED technologies depend substantially on the success of the sponsored research conducted by the Company's research partners. The Company cannot be certain that its research partners will make additional advances in the research and development of OLED technology. Moreover, although the Company funds OLED technology research, the scope of and technical aspects of this research and the resources and efforts directed to this research are in large part subject to the control of the Company's research partners.

The Company's most significant research and development relationships are with Princeton University and USC. The Company's Research Agreement with Princeton University expires in July 2007 and both this agreement and the Amended License Agreement with Princeton University and USC can be terminated for various reasons. For example, the Research Agreement provides that if Dr. Forrest is unavailable to continue to serve as the principal investigator, because he is no longer associated with Princeton University or for any other reason, and a successor acceptable to both the Company and Princeton University is not available, Princeton University has the right to terminate the Research Agreement without impacting the Amended License Agreement. The termination of the Research Agreement or the Amended License Agreement would materially and adversely affect the Company's ability to research, develop and commercialize its OLED technologies.

If the Company cannot form strategic relationships with companies that manufacture OLEDs and OLED-containing products, its commercialization strategy will fail.

The Company's strategic plan depends upon the development of strategic licensing relationships with high-volume manufacturers of OLEDs and OLED-containing products. The Company has entered into only one such strategic licensing relationship with Dupont Displays. All of the Company's other relationships with manufacturers of OLEDs and OLED-containing products are currently limited to research, development and pre-commercial evaluation and qualification of the Company's OLED technologies and materials. The Company's ability to enter into additional strategic licensing and sublicensing relationships may require it to make financial or other commitments. The Company might not be able, for financial or other reasons, to enter into these relationships on commercially acceptable terms, or at all. Failure to do so would have a material adverse effect on the Company.

The Company's prospects also will be significantly affected by its ability to sell its proprietary OLED materials to manufacturers of OLEDs. The Company's current Supply Agreement with PPG provides the Company with a source for these OLED materials and with exclusive rights to sell them to OLED manufacturers, but this agreement expires at the end of 2007. The Company's inability to continue obtaining these OLED materials from PPG or another source would have a material adverse effect on the Company.

If the Company cannot protect its intellectual property rights, or if the Company's OLED technologies are found to infringe the rights of others, the Company's business will suffer.

The value of the Company's OLED technologies is dependent on the Company's ability to secure and maintain appropriate patent and other intellectual property rights protection. Although the Company owns or licenses many OLED technology patents that have already issued, there can be no assurance that additional patents applied for will be obtained, or that any of these patents, once issued, will afford commercially significant protection for the Company's OLED technologies, or will be found valid if challenged. Moreover, the Company has not obtained patent protection for some of its OLED technologies in all foreign countries in which OLEDs might be manufactured or sold. In any event, the patent laws of other countries may differ from those of the United States as to the patentability of OLED technology and the degree of protection afforded.

Other companies and institutions may independently develop OLED technologies that are equivalent or superior to those of the Company, and may obtain patent or similar rights with respect to these technologies. There are a number of other companies and organizations that have been issued patents and are filing additional patent applications relating to OLED technology, including Kodak, which holds a number of patents related to OLED technology. There can be no assurance that the exercise of some aspects of the patent rights respecting the Company's OLED technologies, including that being developed by Princeton University and USC or licensed from Motorola, will not infringe on the patents of others. In this event, the Company or its partners may be required to obtain licenses, pay damages, modify their products or methods of operation, or be prohibited from making, using, selling or offering to sell some or all OLEDs and OLED-containing products. The Company also might not have the financial or other resources necessary to enforce or defend a patent infringement action, and the licensors of the Company's licensed patents might not enforce such an action in a timely manner. If products incorporating the Company's OLED technologies are found to infringe upon the patent or other intellectual property rights of others, it could have a material adverse effect on the Company.

The U.S. Government has rights to the Company's OLED technologies that might prevent the Company from realizing the benefits of these technologies.

The U.S. Government, through various government agencies, has provided and continues to provide funding to the Company, Princeton University and USC for research activities related to certain aspects of the Company's OLED technologies. Based on its having provided this funding, the government has rights to these OLED technologies that could restrict the Company's ability to market them to the government for military and other applications, or to third parties for commercial applications. Moreover, if the government determines that the Company has not taken effective steps to achieve practical application of these OLED technologies in any field of use in a reasonable time, the government may require the Company to grant licenses to other parties in this field of use. Any of these occurrences would limit the Company's ability to obtain the full benefits of its OLED technologies.

Because many of the Company's competitors have better name-recognition and greater financial, technical, marketing and research capabilities, the Company may never be able to compete successfully in the flat panel display industry.

The flat panel display industry is characterized by intense competition. The market is currently, and will likely continue to be for some time, dominated by products utilizing LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCD technology. Several other flat panel display technologies have been, or are being, developed, including technologies for the production of field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In addition, other companies are engaged in research and development activities with respect to technology using OLEDs. Advances in LCD technology or any of these developing technologies may overcome their current limitations and permit them to become the leading technologies for flat panel displays, either of which could limit the potential market for flat panel displays utilizing the Company's OLED technologies.

Substantially all of the Company's competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than the Company. The Company's competitors may succeed in developing technologies and applications that are more cost-effective or have fewer display limitations than the Company's OLED technologies. In addition, the Company may never be able to compete successfully or develop commercial applications for its OLED technologies.

If the Company cannot keep its key employees or hire other talented persons as it grows, the Company's business might not succeed.

The Company's performance is substantially dependent on the continued services of senior management and other key personnel, and its ability to offer competitive salaries and benefits to its employees. The Company does not have employment agreements with any of its management or key personnel. Additionally, competition for highly skilled technical, managerial and other personnel is intense. The Company might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees it needs to be successful. If the Company fails to attract and retain the necessary technical and managerial personnel, it will suffer and might fail.

The Company can issue shares of Preferred Stock that can adversely affect the rights of shareholders of its Common Stock.

The Company's articles of incorporation authorize it to issue up to 5,000,000 shares of Preferred Stock with designations, rights and preferences determined from time-to-time by the Company's Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights superior to those of shareholders of its Common Stock. For example, an issuance of shares of Preferred Stock could:

o   adversely affect the voting power of the shareholders of Common Stock;

o   make it more difficult for a third party to gain control of the Company;

o   discourage bids for the Company's Common Stock at a premium; or

o   otherwise adversely affect the market price of the Common Stock.

The Company's Board of Directors has designated and issued two series of Preferred Stock that are currently outstanding: (a) 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by Sherwin Seligsohn, and (b) 300,000 shares of Series B Convertible Preferred Stock that is held by Motorola. The Series B Convertible Preferred Stock is convertible into shares of Common Stock in accordance with the Company's articles of incorporation. As of December 31, 2002, 150,000 shares of this Series B Convertible Preferred Stock are convertible into Common Stock and 246,809 shares of Common Stock would be issuable upon the conversion of these shares. The Company may issue additional shares of authorized Preferred Stock at any time in the future.

The market price of the Company's Common Stock might be highly volatile.

The market price of the Company's Common Stock might be highly volatile, as has been the case with the securities of many other companies, particularly other small and emerging-growth companies. Factors such as the following may have a significant impact on the market price of the Company's Common Stock:

         o    the Company's expenses and operating results;
         o announcements by the Company or its competitors of technological developments, new product applications or license arrangements; and
         o other factors affecting the flat panel display and related industries in general.

The issuance of other publicly traded shares of the Company's Common Stock could drive the stock price down.

The price of the Company's Common Stock can be expected to decrease if:

         o other shares of the Company's Common Stock that are currently subject to restriction on sale become freely salable, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933; or
         o the Company issues additional shares of Common Stock that might be or become freely salable, including shares that would be issued upon conversion of its Series B Convertible Preferred Stock.

If the price of the Company's Common Stock goes down, the Company may have to issue more shares than are presently anticipated to be issued under the terms of its Development and License Agreement with PPG.

Under the Development and License Agreement between the Company and PPG, the Company is required to issue to PPG shares of the Company's Common Stock for services rendered by PPG. If, at the time of issuance, the price of the Company's Common Stock has declined materially since the date of the Development and License Agreement, the Company may be required to issue to PPG more shares of the Company's Common Stock than were initially anticipated. This increase in the number of shares available for public sale could cause people to sell the Company's Common Stock, including in short sales, which could drive the price of the Common Stock down, thus reducing its value and perhaps hindering the Company's ability to raise additional funds in the future. In addition, such an increase in the number of outstanding shares of the Company's Common Stock would further dilute existing holders of this stock.

The Company's executive officers and directors own a large percentage of the Company's Common Stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

The Company's executive officers and directors, and their respective affiliates, beneficially own as of December 31, 2002, approximately 13.4% of the outstanding shares of the Company's Common Stock. Moreover, Pine Ridge Financial Inc. and Strong River Investments, Inc. assigned to management of the Company their rights to vote the shares of Common Stock issued to them upon conversion of the Convertible Preferred Stock, notes and warrants issued to them in an August 2001 private placement transaction. Accordingly, these shareholders and members of management may, as a practical matter, be able to exert significant influence over matters requiring approval by the Company's shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration could also have the effect of delaying or preventing a change in control of the Company.

The Company's past use of Arthur Andersen as its independent auditor limits the ability of shareholders to seek potential recoveries from them related to their work.

On July 30, 2002, the Company announced that it had appointed KPMG to replace Arthur Andersen as the Company's independent public auditor. The Company's consolidated financial statements as of and for each of the years ended December 31, 1999 through 2001 have been audited by Arthur Andersen, as stated in its report dated March 5, 2002, which report is incorporated herein. After reasonable efforts, the Company has been unable to obtain Arthur Andersen's consent to the incorporation by reference into this document of its report with respect to the Company's financial statements. Under these circumstances, Rule 437a under the Securities Act of 1933 permits the Company to file this document without a written consent from Arthur Andersen.

The absence of this consent may limit recovery by investors in the Company's Common Stock on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to the Company) will be limited as a practical matter due to recent events regarding Arthur Andersen. This means that if an investor in the Company's Common Stock were to assert a claim under Section 11 of the Securities Act relating to the purchase of this stock, that investor would not be able to seek damages from Arthur Andersen. Thus, as compared to a hypothetical investor in stock of a company whose inclusion of financial statements in its annual report was consented to by that company's independent auditor, an investor in the Company's Common Stock would have fewer alternatives in seeking damages relating to the investor's purchase of such stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments that could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on investments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and the relevant notes thereto are attached hereto beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 26, 2003, under the headings "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference. Information regarding the Company's executive officers is included at the end of Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is set forth in the Company's Proxy Statement under the heading "Executive Management Compensation," and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the ownership of the Company's securities by certain persons is set forth in the Company's Proxy Statement under the heading "Principal Shareholders," and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to transactions with the Company's managers and other related parties is set forth in the Company's Proxy Statement under the heading "Certain Transactions", and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this report contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report, and

         (ii) the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

There have been no significant changes in the Company's internal controls or other procedures since the date of the Chief Executive Officer's and the Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1)  Financial Statements:

              Independent Auditors' Report.................................  F-2
              Consolidated Balance Sheets..................................  F-4
              Consolidated Statements of Operations........................  F-5
              Consolidated Statements of Shareholders' Equity (Deficit)....  F-6
              Consolidated Statements of Cash Flows........................  F-8
              Notes to Consolidated Financial Statements...................  F-9

         (2)  Financial Statement Schedules:

              None.

         (3)  Exhibits:

              The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number                              Description
-------                             -----------

3.1      Articles of Incorporation of the Company. (1)

3.2 Articles of Amendment to the Company's Articles of Incorporation filed with the Department of State of the Commonwealth of Pennsylvania on July 31, 2000. (12)

3.3      Bylaws of the Company. (1)

4.1      Specimen stock certificate representing the Common Stock. (2)

4.2      Specimen warrant certificate representing the Warrants. (3)

4.3      Form of Public Warrant Agreement. (2)

4.4 Statement of Designations and Preferences of Series A Non-Convertible Preferred Stock. (2)

4.5      Form of Private Placement Warrant. (6)

4.6      Certificate of Designations for Series B Convertible Preferred Stock.
         (12)

4.7 Amended and Restated Warrant of Strong River Investments, Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (11)

4.8 Amended and Restated Warrant of Pine Ridge Financial Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (11)

4.9 Amended and Restated Warrant of Strong River Investments, Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (11)

4.10 Amended and Restated Warrant of Pine Ridge Financial Inc. to Purchase 78,740 Shares of Common Stock dated as of August 22, 2001 (11)

4.11 Amended and Restated Warrant of Strong River Investments, Inc. to Purchase 214,746 Shares of Common Stock dated as of August 22, 2001
         (11)

4.12 Amended and Restated Warrant of Pine Ridge Financial Inc. to Purchase 214,746 Shares of Common Stock dated as of August 22, 2001 (11)

4.13 Warrant of Gerard Klauer Mattison & Co., Inc. to Purchase 186,114 Shares of Common Stock dated as of August 22, 2001 (10)

10.1 License Agreement dated August 1, 1994, between The Trustees of Princeton University and American Biomimetics Corporation. (2)

10.2 Amendment to License Agreement (August 1, 1994) dated April 11, 1995, between the Trustees of Princeton University and American Biomimetics Corporation. (2)

10.3 Sponsored Research Agreement dated August 1, 1994, between the Trustees of Princeton University and American Biomimetics Corporation. (2)

10.4 Letter Amendment dated May 5, 1995, between the Trustees of Princeton University and American Biomimetics Corporation. (2)

10.5 Amendment to Sponsored Research Agreement (August 1, 1994) dated April 18, 1995, between the Trustees of Princeton University and American Biomimetics Corporation. (2)

10.6 Technology Transfer Agreement dated June 22, 1995, between American Biomimetics Corporation and the Company. (2)

10.7 Assignment and Assumption of License dated June 22, 1995, between American Biomimetics Corporation and the Company. (2)

10.8 Sublicense Agreement and Option dated June 22, 1995, between American Biomimetics Corporation and the Company. (2)

10.9 Assignment and Assumption of Agreement dated August 1, 1995, between the Trustees of Princeton University and the University of Southern California. (2)

10.10 Subcontract No. 341-4014-1 dated August 16, 1995, between the Trustees of Princeton University and the University of Southern California. (2)

10.11 Assignment of 1994 Sponsored Research Agreement dated November 1, 1995, between American Biomimetics Corporation and the Company. (2)

10.12# Stock Option Agreement dated as of June 23, 1995, between the Company and Thomas D. Hays, III. (2)

10.13# Stock Option Agreement dated as of June 23, 1995, between the Company and Harvey Nachman. (2)

10.14 Registration Rights Agreement dated as of June 23, 1995, between the Company and Thomas D. Hays, III. (2)

10.15 Registration Rights Agreement dated as of June 23, 1995, between the Company and Harvey Nachman. (2)

10.16 Form of Registration Rights Agreement between the Company and Certain Subscribers to Purchase Common Stock of the Company. (1)

10.17# Form of Stock Option Agreement dated as of June 23, 1995 between the Company and Sidney D. Rosenblatt. (2)

10.18#   1992 Stock Option Plan. (1)

10.19#   1995 Stock Option Plan. (7)

10.20# Form of Stock Option Agreement dated as of June 23, 1995, between the Company and Sidney D. Rosenblatt. (2)

10.21# Form of Stock Option Agreement dated as of September 1, 1995, between the Company and Stephen R. Forrest. (2)

10.22# Form of Stock Option Agreement dated as of September 1, 1995, between the Company and Mark E. Thompson. (2)

10.23# Form of Stock Option Agreement dated as of September 1, 1995, between the Company and Paul E. Burrows. (2)

10.24 License Agreement dated January 26, 1996 between the Company and University of Southern California. (2)

10.25 Letter Agreement dated September 20, 1995 Agreeing to a Royalty Rate between the Trustees of Princeton University and the Company. (2)

10.26 Agreement and Plan of Reorganization dated as of April 6, 1995, between Enzymatics, Inc., Enzymatics Merger Subsidiary, Inc. and the Company.
         (2)

10.27 Form of Consulting Agreement between the Company and Whale Securities Co., L.P. (2)

10.28#   Warrant Agreement dated April 25, 1996, between the Company and Steven
         V. Abramson. (4)

10.29# Warrant Agreement dated April 25, 1996, between the Company and Sherwin Seligsohn. (4)

10.30# Warrant Agreement dated April 25, 1996, between the Company and Dean L. Ledger. (4)

10.31#   Warrant Agreement dated April 25, 1996, between the Company and Sidney
         D. Rosenblatt. (4)

10.32    1997 Research Agreement between the Company and Princeton University.
         (5)

10.33 1997 Amended License Agreement between the Company, Princeton University and the University of Southern California. (5)

10.34 Development and License Agreement dated as of October 1, 2000, by and between PPG Industries, Inc. and the Company. (8)

10.35 Form of Warrant Agreement issuable by the Company to PPG Industries, Inc. pursuant to the Development and License Agreement. (8)

10.36 Amendment Number 1 to the Development and License Agreement dated as of March 7, 2001, by and between PPG Industries, Inc. and the Company. (8)

10.37# Form of Warrant Agreement dated as of April 18, 2000, between the Company and Julia Brown. (9)

10.38 License Agreement between the Company and Motorola, Inc. dated as of September 29, 2000. (12)

10.39 Termination, Amendment and License Agreement by and among the Company, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University dated as of July 19, 2000. (12)

10.40* Amendment Number 2 to the Development and License Agreement dated as of October 15, 2002, by and between PPG Industries, Inc. and the Company.

10.41* Amendment Number 3 to the Development and License Agreement dated as of January 21, 2003, by and between PPG Industries, Inc. and the Company.

21*      Subsidiaries of the Registrant

23.1*    Consent of KPMG LLP

99.1* Certification of Sherwin I. Seligsohn pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of Sidney D. Rosenblatt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Explanation of Footnotes to Listing of Exhibits:

* Filed herewith
# Management contract or compensatory plan or arrangement

(1) Filed as an Exhibit to Registration Statement (No. 33-80703) on Form SB-2 filed with the SEC on December 21, 1995.

(2) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 33-80703) on Form SB-2 filed with the SEC on March 20, 1996.

(3) Filed as an Exhibit to Amendment No. 2 to Registration Statement (No. 33-80703) on Form SB-2 filed with the SEC on April 2, 1996.

(4) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

(5) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

(6) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-81983) on Form SB-2 filed with the SEC on August 25, 1999.

(7) Filed as an Exhibit to Registration Statement (No. 333-92649) on Form S-8 filed with the SEC on December 13, 1999.

(8) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-50990) on Form S-3 filed with the SEC on March 7, 2001.

(9) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

(10) Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on September 6, 2001.

(11) Filed as an Exhibit to Registration Statement (No. 333-72846) on Form S-3 filed with the SEC on November 6, 2001.

(12) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained without charge by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

(b) No reports were filed on Form 8-K during the fiscal quarter ended December 31, 2002.

(c) The exhibits required to be filed by the Company with this report are listed above and are incorporated herein by reference.

(d) The financial statement schedules required to be filed by the Company with this report are listed above and are incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Universal Display Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            UNIVERSAL DISPLAY CORPORATION



                                            By:  /s/ Sherwin I. Seligsohn
                                            -----------------------------------
                                                 Sherwin I. Seligsohn
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                            Date: March 31, 2003


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

       Name                                    Title                                          Date
       ----                                    -----                                          ----
/s/ Sherwin I. Seligsohn         Chairman of Board and Chief Executive Officer             March 31, 2003
---------------------------
Sherwin I. Seligsohn



/s/ Steven V. Abramson           President, Chief Operating Officer and Director           March 31, 2003
---------------------------
Steven V. Abramson



/s/ Sidney D. Rosenblatt         Executive Vice President, Chief Financial Officer,        March 31, 2003
---------------------------      Treasurer, Secretary and Director
Sidney D. Rosenblatt



/s/ Leonard Becker               Director                                                  March 31, 2003
---------------------------
Leonard Becker



/s/ Elizabeth Gemmill            Director                                                  March 31, 2003
---------------------------
Elizabeth Gemmill



/s/ C. Keith Hartley             Director                                                  March 31, 2003
---------------------------
C. Keith Hartley



/s/ Lawrence Lacerte             Director                                                  March 31, 2003
---------------------------
Lawrence Lacerte


                                  CERTIFICATION


I, Sherwin I. Seligsohn, certify that:

1. I have reviewed this annual report on Form 10-K of Universal Display Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                        By:  /s/ Sherwin I. Seligsohn
                                                 ------------------------------
                                                     Sherwin I. Seligsohn
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                  CERTIFICATION


I, Sidney D. Rosenblatt, certify that:

1. I have reviewed this annual report on Form 10-K of Universal Display Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                        By:    /s/ Sidney D. Rosenblatt
                                                 -----------------------------
                                                   Sidney D. Rosenblatt
                                                   Executive Vice President and
                                                   Chief Financial Officer

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

       Reports of Independent Auditors.....................................  F-2

       Consolidated Balance Sheets.........................................  F-4

       Consolidated Statements of Operations...............................  F-5

       Consolidated Statements of Shareholders' Deficit....................  F-6

       Consolidated Statements of Cash Flows...............................  F-8

       Notes to Consolidated Financial Statements..........................  F-9

                          Independent Auditors' Report


The Board of Directors and Stockholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheet of Universal Display Corporation and subsidiary (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended, and for the period from June 17, 1994 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Universal Display Corporation and subsidiary as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001, and for the period from June 17, 1994 (inception) through December 31, 2002 to the extent related to the period from June 17, 1994 (inception) through December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 5, 2002. Our opinion on the statements of operations, shareholders' equity (deficit) and cash flows, insofar as it relates to the amounts included for the period from June 17, 1994 (inception) through December 31, 2001, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiary (a development stage company) as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, and for the period from June 17, 1994 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                         /s/ KPMG LLP


Philadelphia, Pennsylvania
March 11, 2003

The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, cash flows and shareholders' equity (deficit) for the year ended December 31, 1999, which are no longer included in the accompanying consolidated financial statements.

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

                                                       /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 5, 2002

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                             ASSETS                              December 31,     December 31,
                                                                                    2002             2001
                                                                                -------------    -------------
CURRENT ASSETS:
         Cash and cash equivalents                                              $  15,905,416    $   7,883,132
         Short-term investments                                                     4,662,898        4,516,199
         Restricted cash (Note 10)                                                       --         15,162,414
         Accounts receivable                                                          662,822          540,855
         Prepaid and other current assets                                             177,219          355,820
                                                                                -------------    -------------
                   Total current assets                                            21,408,355       28,458,420


PROPERTY AND EQUIPMENT, net                                                         4,617,570        5,296,177
ACQUIRED TECHNOLOGY, net                                                           13,099,775       14,794,847
INVESTMENTS                                                                           379,753             --
OTHER ASSETS                                                                          133,763           20,125
                                                                                -------------    -------------
                                                                                $  39,639,216    $  48,569,569
                                                                                =============    =============
                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Convertible promissory note (face value of $15,000,000,
              net of discounts) (Note 10)                                       $          --    $   8,288,239
         Capital lease obligations                                                      4,713            4,228
         Accounts payable                                                             388,286          649,100
         Accrued expenses                                                           1,084,889        1,072,621
         Deferred license fees                                                      1,066,667          400,000
         Deferred revenue                                                             322,204           50,000
                                                                                -------------    -------------

                   Total current liabilities                                        2,866,759       10,464,188


CAPITAL LEASE OBLIGATIONS                                                               3,886            8,599
DEFERRED LICENSE FEES                                                               3,100,000               --
                                                                                -------------     -------------
     Total liabilities                                                              5,970,645       10,472,787

COMMITMENTS (Note 13)                                                                      --               --

SHAREHOLDERS' EQUITY:
         Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
              200,000 shares of Series A Nonconvertible Preferred Stock
              issued and outstanding (liquidation value of $7.50 per share or
              $1,500,000), 300,000 shares of Series B Convertible Preferred
              Stock issued and outstanding (liquidation value of $21.48 per share or $6,444,000), 5,000 shares of Series C-1 Convertible
              Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock
              authorized and none outstanding                                           5,000            5,000
         Common Stock, par value $0.01 per share, 50,000,000 shares
           authorized, 21,525,412 and 18,093,124 shares issued and outstanding        215,254          180,931
         Additional paid-in-capital                                               113,541,408       85,016,601
         Accumulated other comprehensive loss                                         (18,586)          (3,925)
         Deficit accumulated during development-stage                             (80,074,505)     (47,101,825)
                                                                                -------------    -------------
                   Total shareholders' equity                                      33,668,571       38,096,782
                                                                                -------------    -------------
                                                                                $  39,639,216    $  48,569,569
                                                                                =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        Period from
                                                                                                          Inception
                                                                 Year Ended December 31,              (June 17, 1994) to
                                                            2002            2001            2000       December 31, 2002
                                                        ------------    ------------    ------------   -----------------
REVENUE:
                  Contract research revenue             $  1,468,958    $  1,058,571    $    492,756    $  4,002,220
                  Development chemicals                      793,518         194,330            --           987,848
                  Technology development revenue             182,796            --              --           182,796
                                                        ------------    ------------    ------------    ------------
                             Total revenue                 2,445,272       1,252,901         492,756       5,172,864

OPERATING EXPENSES:
                  Research and development                15,804,267      12,310,036       7,109,205      47,229,518
                  General and administrative               4,754,850       3,915,854       3,261,113      20,344,147
                  Royalty expense                            250,000          75,000            --           325,000
                                                        ------------    ------------    ------------    ------------
                             Total operating expenses     20,809,117      16,300,890      10,370,318      67,898,665
                                                        ------------    ------------    ------------    ------------
                             Operating loss              (18,363,845)    (15,047,989)     (9,877,562)    (62,725,801)


INTEREST INCOME                                              429,356         540,031         348,516       2,054,965
INTEREST EXPENSE                                          (3,298,589)     (1,848,142)           --        (5,146,731)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE               (10,011,780)           --              --       (10,011,780)
OTHER REVENUE                                                225,657            --              --           225,657
                                                        ------------    ------------    ------------    ------------

NET LOSS                                                 (31,019,201)    (16,356,100)     (9,529,046)    (75,603,690)

DEEMED DIVIDENDS TO PREFERRED
SHAREHOLDERS (Notes 9 and 10)                             (1,953,479)     (2,517,336)           --        (4,470,815)
                                                        ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS            $(32,972,680)   $(18,873,436)   $ (9,529,046)   $(80,074,505)
                                                        ============    ============    ============    ============



BASIC AND DILUTED NET LOSS PER COMMON SHARE             $      (1.71)   $      (1.11)   $      (0.62)
                                                        ============    ============    ============
WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER COMMON SHARE                19,227,697      16,994,537      15,260,837
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                         Series A           Series B             Series C            Series C-1
                                                      Nonconvertible      Convertible         Convertible           Convertible
                                                      Preferred Stock    Preferred Stock     Preferred Stock       Preferred Stock
                                                    ------------------   ----------------    -----------------    ------------------
                                                    Shares      Amount    Shares   Amount    Shares     Amount     Shares     Amount
                                                    ------     -------   -------  --------   -------    ------     -------    ------
BALANCE, INCEPTION (JUNE 17, 1994)                      --     $  --        --     $  --        --      $  --         --      $  --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 1994                              --        --        --        --        --         --         --         --
      Recapitalization by issuance of Common
      Stock to Enzymatics, Inc.                         --        --        --        --        --         --         --         --
      Issuance of Common Stock options to former
      sole director of Enzymatics, Inc. to
      satisfy an Enyzmatics, Inc. liability             --        --        --        --        --         --         --         --
      Issuance of Series A Nonconvertible
      Preferred Stock in connection with
      assignment of research and license
      agreements                                     200,000     2,000      --        --        --         --         --         --
      Issuance of Common Stock through Private
      Placement, net of expenses of $50,000             --        --        --        --        --         --         --         --
      Issuance of Common Stock options                  --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 1995                           200,000     2,000      --        --        --         --         --         --
      Issuance of Common Stock in Initial Public
      Offering on April 11, 1996                        --        --        --        --        --         --         --         --
      Issuance of Common Stock warrants                 --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 1996                           200,000     2,000      --        --        --         --         --         --
      Exercise of private placement warrants            --        --        --        --        --         --         --         --
      Issuance of Common Stock warrants                 --        --        --        --        --         --         --         --
      Issuance of Common Stock options                  --        --        --        --        --         --         --         --
      Issuance of Common Stock and warrants in
      connection with 1997 Sponsored Research
      Agreement                                         --        --        --        --        --         --         --         --
      Exercise of Common Stock options and
      warrants                                          --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 1997                           200,000     2,000      --        --        --         --         --         --
      Exercise of private placement warrants            --        --        --        --        --         --         --         --
      Exercise of Common Stock options and
      warrants                                          --        --        --        --        --         --         --         --
      Issuance of Common Stock warrants                 --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 1998                           200,000     2,000      --        --        --         --         --         --
      Exercise of Common Stock options and
      warrants                                          --        --        --        --        --         --         --         --
      Issuance of Common Stock through private
      placement, net of issuance expenses of
      $488,220                                          --        --        --        --        --         --         --         --
      Issuance of Common Stock for purchase of
      equipment                                         --        --        --        --        --         --         --         --
      Issuance of Common Stock in connection with
      the executive employee bonus                      --        --        --        --        --         --         --         --
      Issuance of Common Stock options to
      non-employees                                     --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 1999                           200,000     2,000      --        --        --         --         --         --
      Exercise of Common Stock options and
      warrants                                          --        --        --        --        --         --         --         --
      Issuance of Common Stock through private
      placement, net of issuance expenses of
      $311,313                                          --        --        --        --        --         --         --         --
      Issuance of Common Stock for purchase of
      equipment                                         --        --        --        --        --         --         --         --
      Issuance of Common Stock options to
      non-employees                                     --        --        --        --        --         --         --         --
      Issuance of Redeemable Common Stock,
      options and warrants in connection with the
      Development Agreements                            --        --        --        --        --         --         --         --
      Issuance of Common Stock, Preferred Stock
      Series B, and warrants in connection with
      the purchase of intangibles                       --        --     300,000     3,000      --         --         --         --
      Issuance of Common Stock options and
      warrants to Scientific Advisory Board             --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------


BALANCE, DECEMBER 31, 2000                           200,000     2,000   300,000     3,000      --         --         --         --
      Exercise of Common Stock options and
      warrants                                          --        --        --        --        --         --         --         --
      Issuance of Convertible Preferred Stock and
      warrants through private placement, net of
      expenses of $863,021                              --        --        --        --       5,000         50       --         --
      Exchange of Series C to Series C-1 (Note 10)      --        --        --        --      (5,000)       (50)     5,000       50
      Issuance of Common Stock upon conversion of
      Convertible Preferred Stock                       --        --        --        --        --         --       (5,000)     (50)
      Deemed dividends to Preferred Shareholders        --        --        --        --        --         --         --         --
      Issuance of Common Stock and warrants
      through private placement                         --        --        --        --        --         --         --         --
      Issuance of Common Stock for purchase of
      equipment                                         --        --        --        --        --         --         --         --
      Issuance of Common Stock options to
      non-employees                                     --        --        --        --        --         --         --         --
      Issuance of Common Stock, options and
      warrants in connection with the Development
      Agreements                                        --        --        --        --        --         --         --         --
      Issuance of Common Stock options and
      warrants to Scientific Advisory Board             --        --        --        --        --         --         --         --
      Unrealized loss on available-for-sale
      securities                                        --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
      Comprehensive loss                                --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 2001                           200,000     2,000   300,000     3,000      --         --         --         --
      Exercise of Common Stock options and
      warrants                                          --        --        --        --        --         --         --         --
      Issuance of Common Stock through direct
      offerings, net of expenses of $519,288            --        --        --        --        --         --         --         --
      Reduction of conversion price of
      convertible notes                                 --        --        --        --        --         --         --         --
      Deemed dividends to Preferred Shareholders        --        --        --        --        --         --         --         --
      Issuance of Common Stock in connection with
      the executive employee bonus                      --        --        --        --        --         --         --         --
      Issuance of Common Stock options to
      non-employees                                     --        --        --        --        --         --         --         --
      Issuance of Common Stock, options and
      warrants in connection with the Development
      Agreements                                        --        --        --        --        --         --         --         --
      Issuance of Common Stock upon conversion of
      Convertible Notes                                 --        --        --        --        --         --         --         --
      Issuance of Common Stock in connection with
      License Agreement                                 --        --        --        --        --         --         --         --
      Unrealized loss on available-for-sale
      securities                                        --        --        --        --        --         --         --         --
      Net loss                                          --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
      Comprehensive loss                                --        --        --        --        --         --         --         --
                                                     -------   -------   -------   -------   -------    -------    -------    ------
BALANCE, DECEMBER 31, 2002                           200,000   $ 2,000   300,000   $ 3,000      --      $  --         --      $  --
                                                     =======   =======   =======   =======   =======    =======    =======    ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                              Series D
                                                            Convertible
                                                          Preferred Stock                  Common Stock
                                                        ------------------              -------------------
                                                                                                                   Additional
                                                                                                                    Paid-in
                                                     Shares            Amount          Shares          Amount       Capital
                                                 ------------     -------------    -------------  --------------  --------------
BALANCE, INCEPTION (JUNE 17, 1994)                        --      $        --          6,000,000   $       6,000   $        --
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 1994                                --               --          6,000,000           6,000            --
      Recapitalization by issuance of Common
      Stock to Enzymatics, Inc.                           --               --            523,268          59,233        (243,393)
      Issuance of Common Stock options to
      former sole director of Enzymatics, Inc.
      to satisfy an Enyzmatics, Inc. liability            --               --               --              --           140,000
      Issuance of Series A Nonconvertible
      Preferred Stock in connection with
      assignment of research and license
      agreements                                          --               --               --              --           348,000
      Issuance of Common Stock through Private
      Placement, net of expenses of $50,000               --               --          1,114,000          11,140       2,166,860
      Issuance of Common Stock options                    --               --               --              --             9,950
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 1995                                --               --          7,637,268          76,373       2,421,417
      Issuance of Common Stock in Initial
      Public Offering on April 11, 1996                   --               --          1,300,000          13,000       5,492,928
      Issuance of Common Stock warrants                   --               --               --              --            25,000
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 1996                                --               --          8,937,268          89,373       7,939,345
      Exercise of private placement warrants              --               --          1,124,000          11,240       3,929,560
      Issuance of Common Stock warrants                   --               --               --              --           528,985
      Issuance of Common Stock options                    --               --               --              --           216,000
      Issuance of Common Stock and warrants in
      connection with 1997 Sponsored Research
      Agreement                                           --               --            200,000           2,000       3,118,329
      Exercise of Common Stock options and
      warrants                                            --               --             41,000             410          80,590
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997                                --               --         10,302,268         103,023      15,812,809
      Exercise of private placement warrants              --               --                675               7           2,356
      Exercise of Common Stock options and
      warrants                                            --               --             10,000             100           2,800
      Issuance of Common Stock warrants                   --               --               --              --           234,916
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998                                --               --         10,312,943         103,130      16,052,881
      Exercise of Common Stock options and
      warrants                                            --               --          1,687,586          16,876       6,220,104
      Issuance of Common Stock through private
      placement, net of issuance expenses of
      $488,220                                            --               --          1,414,034          14,140       4,778,657
      Issuance of Common Stock for purchase of
      equipment                                           --               --            100,000           1,000         430,000
      Issuance of Common Stock in connection
      with the executive employee bonus                   --               --            200,000           2,000         421,220
      Issuance of Common Stock options to
      non-employees                                       --               --               --              --            83,805
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 1999                                --               --         13,714,563         137,146      27,986,667
      Exercise of Common Stock options and
      warrants                                            --               --          1,754,353          17,544       6,837,299
      Issuance of Common Stock through private
      placement, net of issuance expenses of
      $311,313                                            --               --            631,527           6,315       5,050,351
      Issuance of Common Stock for purchase of
      equipment                                           --               --             89,843             898         386,325
      Issuance of Common Stock options to
      non-employees                                       --               --               --              --            10,000
      Issuance of Redeemable Common Stock,
      options and warrants in connection with
      the Development Agreements                          --               --               --              --            92,997
      Issuance of Common Stock, Preferred
      Stock Series B, and warrants in
      connection with the purchase of
      intangibles                                         --               --            250,000           2,500      16,919,468
      Issuance of Common Stock options and
      warrants to Scientific Advisory Board               --               --               --              --           602,683
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------


BALANCE, DECEMBER 31, 2000                                --               --         16,440,286         164,403      57,885,790
      Exercise of Common Stock options and
      warrants                                            --               --            271,431           2,714       1,124,796
      Issuance of Convertible Preferred Stock
      and warrants through private placement,
      net of expenses of $863,1                          5,000               50             --              --         9,136,979
      Exchange of Series C to Series C-1 (Note 10)        --               --               --              --              --
      Issuance of Common Stock upon conversion
      of Convertible Preferred Stock                    (5,000)             (50)       1,064,804          10,648         (10,548)
      Deemed dividends to Preferred
      Shareholders                                        --               --               --              --        10,918,798
      Issuance of Common Stock and warrants
      through private placement                           --               --            158,704           1,587       1,347,397
      Issuance of Common Stock for purchase of
      equipment                                           --               --             10,157             101          43,675
      Issuance of Common Stock options to
      non-employees                                       --               --                750               8         388,313
      Issuance of Common Stock, options and
      warrants in connection with the
      Development Agreements                              --               --            146,992           1,470       2,836,715
      Issuance of Common Stock options and
      warrants to Scientific Advisory Board               --               --               --              --         1,344,686
      Unrealized loss on available-for-sale
      securities                                          --               --               --              --              --
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
      Comprehensive loss                                  --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 2001                                --               --         18,093,124         180,931      85,016,601
      Exercise of Common Stock options and
      warrants                                            --               --             22,533             225         104,007
      Issuance of Common Stock through direct
      offerings, net of expenses of $519,288              --               --          1,660,466          16,605       8,038,581
      Reduction of conversion price of
      convertible notes                                   --               --               --              --         7,441,547
      Deemed dividends to Preferred
      Shareholders                                        --               --               --              --         1,953,479
      Issuance of Common Stock in connection
      with the executive employee bonus                   --               --              2,000              20          16,130
      Issuance of Common Stock options to
      non-employees                                       --               --               --              --           461,899
      Issuance of Common Stock, options and
      warrants in connection with the
      Development Agreements                              --               --            364,043           3,641       5,380,019
      Issuance of Common Stock upon conversion
      of Convertible Notes                                --               --          1,375,246          13,752       5,057,409
      Issuance of Common Stock in connection
      with License Agreement                              --               --              8,000              80          71,736
      Unrealized loss on available-for-sale
      securities                                          --               --               --              --              --
      Net loss                                            --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
      Comprehensive loss                                  --               --               --              --              --
                                                 -------------    -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 2002                                --      $        --         21,525,412   $     215,254   $ 113,541,408
                                                 =============    =============    =============   =============   =============


[RSTUBBED TABLE]


                                                    Deficit
                                                   Accumulated     Accumulated
                                                     During          Other
                                                   Development    Comprehensive         Total
                                                      Stage           Loss          Equity/(Deficit
                                                  --------------  -------------    ---------------
BALANCE, INCEPTION (JUNE 17, 1994)                $        --      $        --      $       6,000
      Net loss                                          (11,121)            --            (11,121)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 1994                              (11,121)            --             (5,121)
      Recapitalization by issuance of Common
      Stock to Enzymatics, Inc.                            --               --           (184,160)
      Issuance of Common Stock options to
      former sole director of Enzymatics, Inc.
      to satisfy an Enyzmatics, Inc. liability             --               --            140,000
      Issuance of Series A Nonconvertible
      Preferred Stock in connection with
      assignment of research and license
      agreements                                           --               --            350,000
      Issuance of Common Stock through Private
      Placement, net of expenses of $50,000                --               --          2,178,000
      Issuance of Common Stock options                     --               --              9,950
      Net loss                                       (3,072,661)            --         (3,072,661)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 1995                           (3,083,782)            --           (583,992)
      Issuance of Common Stock in Initial
      Public Offering on April 11, 1996                    --               --          5,505,928
      Issuance of Common Stock warrants                    --               --             25,000
      Net loss                                       (1,768,995)            --         (1,768,995)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 1996                           (4,852,777)            --          3,177,941
      Exercise of private placement warrants               --               --          3,940,800
      Issuance of Common Stock warrants                    --               --            528,985
      Issuance of Common Stock options                     --               --            216,000
      Issuance of Common Stock and warrants in
      connection with 1997 Sponsored Research
      Agreement                                            --               --          3,120,329
      Exercise of Common Stock options and
      warrants                                             --               --             81,000
      Net loss                                       (5,927,718)            --         (5,927,718)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 1997                          (10,780,495)            --          5,137,337

      Exercise of private placement warrants               --               --              2,363
      Exercise of Common Stock options and
      warrants                                             --               --              2,900
      Issuance of Common Stock warrants                    --               --            234,916
      Net loss                                       (2,793,842)            --         (2,793,842)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 1998                          (13,574,337)            --          2,583,674

      Exercise of Common Stock options and
      warrants                                             --               --          6,236,980
      Issuance of Common Stock through private
      placement, net of issuance expenses of
      $488,220                                             --               --          4,792,797
      Issuance of Common Stock for purchase of
      equipment                                            --               --            431,000
      Issuance of Common Stock in connection
      with the executive employee bonus                    --               --            423,220
      Issuance of Common Stock options to
      non-employees                                        --               --             83,805
      Net loss                                       (5,125,006)            --         (5,125,006)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 1999                          (18,699,343)            --          9,426,470
      Exercise of Common Stock options and
      warrants                                             --               --          6,854,843
      Issuance of Common Stock through private
      placement, net of issuance expenses of
      $311,313                                             --               --          5,056,666
      Issuance of Common Stock for purchase of
      equipment                                            --               --            387,223
      Issuance of Common Stock options to
      non-employees                                        --               --             10,000
      Issuance of Redeemable Common Stock,
      options and warrants in connection with
      the Development Agreements                           --               --             92,997
      Issuance of Common Stock, Preferred
      Stock Series B, and warrants in
      connection with the purchase of
      intangibles                                          --               --         16,924,968
      Issuance of Common Stock options and
      warrants to Scientific Advisory Board                --               --            602,683
      Net loss                                       (9,529,046)            --         (9,529,046)
                                                  -------------    -------------    -------------


BALANCE, DECEMBER 31, 2000                          (28,228,389)            --         29,826,804
      Exercise of Common Stock options and
      warrants                                             --               --          1,127,510
      Issuance of Convertible Preferred Stock
      and warrants through private placement,
      net of expenses of $863,1                            --               --          9,137,079
      Exchange of Series C to Series C-1 (Note 10)         --               --               --
      Issuance of Common Stock upon conversion
      of Convertible Preferred Stock                       --               --               --
      Deemed dividends to Preferred
      Shareholders                                   (2,517,336)            --          8,401,462
      Issuance of Common Stock and warrants
      through private placement                            --               --          1,348,984
      Issuance of Common Stock for purchase of
      equipment                                            --               --             43,776
      Issuance of Common Stock options to
      non-employees                                        --               --            388,321
      Issuance of Common Stock, options and
      warrants in connection with the
      Development Agreements                               --               --          2,838,185
      Issuance of Common Stock options and
      warrants to Scientific Advisory Board                --               --          1,344,686
      Unrealized loss on available-for-sale
      securities                                           --             (3,925)          (3,925)
      Net loss                                      (16,356,100)            --        (16,356,100)
                                                  -------------    -------------    -------------
      Comprehensive loss                                   --               --        (16,360,025)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 2001                          (47,101,825)          (3,925)      38,096,782
      Exercise of Common Stock options and
      warrants                                             --               --            104,232
      Issuance of Common Stock through direct
      offerings, net of expenses of $519,288               --               --          8,055,186
      Reduction of conversion price of
      convertible notes                                    --               --          7,441,547
      Deemed dividends to Preferred
      Shareholders                                   (1,953,479)            --               --
      Issuance of Common Stock in connection
      with the executive employee bonus                    --               --             16,150
      Issuance of Common Stock options to
      non-employees                                        --               --            461,899
      Issuance of Common Stock, options and
      warrants in connection with the
      Development Agreements                               --               --          5,383,660
      Issuance of Common Stock upon conversion
      of Convertible Notes                                 --               --          5,071,161
      Issuance of Common Stock in connection
      with License Agreement                               --               --             71,816
      Unrealized loss on available-for-sale
      securities                                           --            (14,661)         (14,661)
      Net loss                                      (31,019,201)            --        (31,019,201)
                                                  -------------    -------------    -------------
      Comprehensive loss                                   --               --        (31,033,862)
                                                  -------------    -------------    -------------
BALANCE, DECEMBER 31, 2002                        $ (80,074,505)   $     (18,586)   $  33,668,571
                                                  =============    =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Period from
                                                                                                            Inception
                                                                        Year Ended December 31,          (June 17, 1994)
                                                          --------------------------------------------          to
                                                             2002              2001            2000      December 31, 2002
                                                          ------------    ------------    ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                            $(31,019,201)   $(16,356,100)   $ (9,529,046)   $(75,603,690)
      Non-cash charges to statement of operations:
         Depreciation                                        1,848,552       1,124,644         590,284       3,687,080
         Amortization of intangibles                         1,695,072       1,695,072         460,799       3,850,943
         Amortization of discounts on Convertible
           Promissory Notes                                 13,044,467       1,689,701            --        14,734,168
         Issuance of Common Stock options and warrants
           for services                                        542,568         388,321          10,000       1,610,561
         Issuance of Common Stock and warrants in
           connection with Amended research and license
           Agreements                                               --              --              --       3,120,329
         Issuance of Common Stock in connection with
           executive compensation                               16,150              --              --         439,370
         Issuance of Common Stock, options and warrants
           in connection with Development Agreement          5,487,515       2,283,182         663,111       8,433,808
         Issuance of Common Stock options and warrants
           for Scientific Advisory Board                            --       1,344,686         602,683       1,947,369
         Issuance of Common Stock in connection with
           License Agreement                                    71,816            --              --            71,816
         Acquired in-process technology                             --            --              --           350,000
      (Increase) decrease in assets:
         Accounts receivable                                  (121,967)       (228,779)        (44,653)       (662,822)
         Prepaids and other current assets                      97,932        (151,010)        247,908         171,097
         Other assets                                         (113,638)         17,347          20,739        (133,763)
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                (352,402)         40,353         484,585       1,042,595
         Payable to related parties                               --              --              --           250,000
         Deferred license fees                               3,766,667         400,000            --         4,166,667
         Deferred revenue                                      272,204          50,000            --           322,204
                                                          ------------    ------------    ------------    ------------

      Net cash used in operating activities                 (4,764,265)     (7,702,583)     (6,493,590)    (32,202,268)
                                                          ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment and leasehold
           improvements                                     (1,169,945)     (1,746,788)     (1,153,353)     (7,422,629)
         Purchase of intangibles                                  --              --           (25,750)        (25,750)
         Purchases of short-term investments                (6,900,698)     (7,099,904)     (3,368,621)    (32,866,605)
         Proceeds from sale of short-term investments        6,359,585       5,284,000       4,964,461      27,805,368
         Restricted cash                                    15,162,414     (15,162,414)           --              --
                                                          ------------    ------------    ------------    ------------
      Net cash provided by (used in) investing
        activities                                          13,451,356     (18,725,106)        416,737     (12,509,616)
                                                          ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from issuance of Common Stock          8,055,186       1,348,984       5,367,979      31,031,936
         Proceeds from issuance of Preferred Stock                --         9,137,079            --         9,137,079
         Proceeds from issuance of Convertible
         Promissory Notes and equity instruments (Note 10)        --        15,000,000            --        15,000,000
         Payments for Convertible Promissory Notes          (8,819,997)                                     (8,819,997)
         Proceeds from the exercise of Common Stock
             options and warrants                              104,232       1,127,510       6,854,843      14,279,704
         Principal payments on capital lease                    (4,228)         (3,792)         (3,402)        (11,422)
                                                          ------------    ------------    ------------    ------------
      Net cash provided by (used in) financing
        activities                                            (664,807)     26,609,781      12,219,420      60,617,300
                                                          ------------    ------------    ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                        8,022,284         182,092       6,142,567      15,905,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               7,883,132       7,701,040       1,558,473            --
                                                          ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 15,905,416    $  7,883,132    $  7,701,040    $ 15,905,416
                                                          ============    ============    ============    ============

             Cash paid for interest                       $    281,106    $     51,944    $       --      $    333,050
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND:

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting device ("OLED") technologies and materials for potential flat panel display and other applications.

The Company, formerly known as Enzymatics, Inc. ("Enzymatics"), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985, and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation and now known as UDC, Inc. ("UDC") was incorporated under the laws of the State of New Jersey on June 17, 1994 (Note 3).

The Company also sponsors substantial OLED technology research being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Research Agreement between the Company and the Trustees of Princeton University dated October 9, 1997 (as amended, the "1997 Research Agreement") (Note 5). The Company previously sponsored OLED technology research conducted at Princeton University under a Sponsored Research Agreement between the Trustees of Princeton University and American Biomimetics Corporation ("ABC") dated August 1, 1994 (as amended, the "1994 Sponsored Research Agreement"). ABC, a privately held Pennsylvania corporation that is affiliated with the Company, assigned its rights and obligations under the 1994 Sponsored Research Agreement to the Company in October 1995.

Pursuant to a License Agreement between the Trustees of Princeton University and ABC dated August 1, 1994 (as amended, the "1994 License Agreement"), Princeton University granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on a pending patent application of Princeton University relating to OLED technology. Under the 1994 License Agreement, Princeton University further granted ABC similar license rights with respect to patent applications and issued patents arising out of work performed by Princeton University under the 1994 Sponsored Research Agreement. ABC assigned its rights and obligations under the 1994 License Agreement to the Company in June 1995. On October 9, 1997, the Company and Princeton University entered into an Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the "1997 Amended License Agreement") (Note 5). Under the 1997 Amended License Agreement, Princeton University granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

2.  LIQUIDITY:

As of December 31, 2002, the Company had an accumulated deficit of $80,074,505. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technology may require funds substantially greater than the Company currently has available. Management believes that its cash and cash equivalents and short-term investments as of December 31, 2002 are sufficient to fund its operations into 2004.

3.  MERGER, RECAPITALIZATION AND PUBLIC OFFERING:

On June 22, 1995, a wholly-owned subsidiary of the Company merged into UDC pursuant to an Agreement and Plan of Reorganization by and among Enzymatics, UDC and this subsidiary (the "Merger Agreement"). At the time of the merger, UDC was engaged in the business currently being conducted by the Company. Enzymatics was an inactive corporation at the time of the merger, having sold substantially all of its assets to a third party on June 30, 1994. Prior to that time, Enzymatics was engaged in the business of developing, manufacturing and marketing quantitative diagnostic medical devices. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management also determined that such additional capital would be necessary to fulfill UDC's financial obligations under the Transfer Agreement (as herein defined), pursuant to which UDC had both acquired certain rights and assumed certain obligations relating to specified OLED technology, and obtained funds to commercialize this OLED technology, acquire additional OLED technology and fund working capital.

As of the date of the merger, Enzymatics had 523,268 shares issued and outstanding (after giving effect to a reverse stock split of 10.9672), which were not being actively traded. Pursuant to the Merger Agreement, the former Enzymatics shareholders received 523,268 shares of the merged entity's Common Stock. Additionally, Nachman, Hays & Associates (NHA), a consulting firm, received options to purchase 84,234 shares of the merged entity's Common Stock at an exercise price of $.29 per share (Note 11) as payment of NHA's consulting services in connection with the wind-down of Enzymatics. These options were issued to satisfy a liability, which was reflected on the balance sheet of Enzymatics on the date of the merger. The sole director of Enzymatics was also a principal of NHA.

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

Contemporaneous with the merger, the Company and American Biomimetics Corporation ("ABC") entered into a Technology Transfer Agreement dated June 22, 1995 (the "Transfer Agreement") pursuant to which, among other things, ABC (a) assigned the 1994 License Agreement to the Company and (b) granted to the Company an exclusive worldwide sublicense in the field of display technology to specified patent rights licensed to ABC under a License Agreement between ABC and the Trustees of Princeton University dated October 22, 1993 (the "1993 License Agreement"), and to any patents claiming inventions in the field of display technology that were developed under a Sponsored Research Agreement between ABC and the Trustees of Princeton University dated October 22, 1993 (the "1993 Sponsored Research Agreement"). In exchange for this assignment and sublicense, the Company agreed to (i) pay ABC $500,000 and reimburse ABC $674,000 for its scheduled payments and expenses previously made to Princeton University under the 1993 Sponsored Research Agreement, both of which amounts were charged as research and development expenses; (ii) assume ABC's obligation to pay all future scheduled payments under the 1994 Sponsored Research Agreement, which were approximately $1,610,000, plus expenses related thereto that were estimated to be $500,000, for a total of $2,110,000; and (iii) issue ABC 200,000 shares of the Company's Series A Nonconvertible Preferred Stock (Note 9), which stock had a fair value of $350,000.

Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement, which generated proceeds of $1,513,000, net of offering expenses in the amount of $50,000. Each Unit consisted of one share of the Company's Common Stock and one warrant to purchase one share of the Company's Common Stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC. Accordingly, ABC netted this $250,000 receivable against the Company's payable to related parties. The Company sold an additional 207,500 Units, which generated gross proceeds of $415,000, on July 17, 1995.

On April 11, 1996, the Company consummated a public offering of 1,300,000 shares of Common Stock at a price of $5.00 per share and redeemable warrants to purchase 1,495,000 shares of Common Stock at an exercise price of $3.50 per share, at a price of $.10 per warrant. The Company received net cash proceeds of $5,282,665 from this public offering (excluding $223,263 representing a portion of the offering expenses previously charged to general and administration expenses).

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiary, UDC, Inc. (Note 3). All intercompany transactions and accounts have been eliminated.

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

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $18,586 and $3,925 at December 31, 2002 and 2001, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $31,033,862 and $16,360,025 for the year ended December 31, 2002 and 2001, respectively. The gross proceeds from sales and maturities of investments were $6,359,585 and $5,284,000 for the years ended December 31, 2002 and 2001, respectively. Gross realized gains and losses for the years ended December 31, 2002 and 2001 were not material.

Fair Value of Financial Instruments

Cash and cash equivalents, short-term investments, restricted cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of 3 to 7 years for office and lab equipment, furniture and fixtures, and the lesser of the lease term or useful life for leasehold improvements and capital leases. Equipment under capital leases are stated at the present value of the minimum lease payments. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Property and equipment consists of the following:

                                                                            December 31,
                                                                   -------------------------------
                                                                      2002               2001
                                                                   ------------       ------------
                            Office and lab equipment               $ 5,718,178        $ 4,652,925
                            Furniture and fixtures                     215,675            146,496
                            Leasehold improvements                   2,058,670          1,055,298
                            Construction-in-progress                   256,197          1,226,370
                                                                   ------------       ------------

                                                                     8,248,720          7,081,089
                            Less: Accumulated depreciation          (3,631,150)        (1,784,912)
                                                                   ------------       ------------

                            Property and Equipment, net            $ 4,617,570        $ 5,296,177
                                                                   ============       ============


Depreciation expense was $1,848,552, $1,124,644 and $590,284 for the years ended December 31, 2002, 2001 and 2000, respectively and is included in research and development expense.

Construction-in-progress consist of costs incurred for the expansion of the Company's current leased space and for the acquisition of lab equipment for the Company's facility. Upon completion of construction or commencement of operation of the lab equipment, the cost associated with such assets will be depreciated over their estimated useful lives.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 6). These intangible assets consist of the following:

                                                                               December 31,
                                                                      -------------------------------
                                                                          2002              2001
                                                                      -------------     -------------

                            PD-LD, Inc.                                $ 1,481,250       $ 1,481,250
                            Motorola, Inc.                              15,469,468        15,469,468
                                                                      -------------     -------------
                                                                        16,950,718        16,950,718
                            Less: Accumulated amortization             (3,850,943)       (2,155,871)
                                                                      -------------     -------------

                            Acquired Technology, net                   $13,099,775       $14,794,847
                                                                      =============     =============

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years. Amortization expense was $1,695,072, $1,695,072 and $460,799 for the years ended December 31, 2002, 2001 and 2000, respectively. For each of the five succeeding fiscal years, amortization expense will be $1,695,072.

Impairment of Long-Lived Assets

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2002, management of the Company believed that no revision to the remaining useful lives or write-down of the Company's long-lived assets was required, and no such revisions were required in 2002, 2001 and 2000.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to Common Stock shareholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the years ended December 31, 2002, 2001 and 2000, the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Revenue Recognition and Deferred License Fees

Contract revenues represent reimbursements by government entities for all or a portion of the research and development costs the Company incurs in relation to its government contracts. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved.

Development chemical revenues represent revenues from sales of OLED materials to OLED manufacturers for evaluation and product development purposes. Revenues are recognized at the time of shipment and passage of title. The customer does not have the right to return the materials.

The Company receives non-refundable advanced payments in connection with certain joint development, technology evaluation and license agreements it enters into. Certain of these payments are creditable against future license fees payable under commercial license agreements that the parties may subsequently enter into and are deferred until such license agreements are executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues would then be recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement. Advanced payments under these agreements that are received under a technology evaluation agreement and are not creditable against license fees are deferred and revenue is recognized over the term of the agreement as technology development revenue.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

                                                                                           Year Ended December 31,
                                                                               ------------------------------------------------
                                                                                  2002              2001              2000
                                                                               ------------      ------------     -------------

                Development and operations in the Company's facility           $ 6,189,638       $ 5,287,884       $ 3,422,198
                Patent application expenses                                      1,282,803           940,480         1,227,184
                Costs incurred to Princeton University and USC under the
                   1997 Research Agreement (Note 5)                                859,339           758,732           733,230
                PPG Development and License Agreement (Note 8)                   5,487,515         2,283,182           663,111
                Amortization of intangibles                                      1,695,072         1,695,072           460,799
                Scientific Advisory Board Compensation (Note 11)                   289,900         1,344,686           602,683
                                                                               ------------      ------------     -------------

                                                                               $15,804,267       $12,310,036        $7,109,205
                                                                               ============      ============     =============

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements relating to gains and losses from extinguishment of debt and certain lease modifications. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company has adopted SFAS No. 145 early, and as a result, the debt conversion and extinguishment expense (Note 6), has been classified within continuing operations.

In July 2002, the FASB Issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements in interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure," which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on the Company's financial position, results of operations, or liquidity.

Statement of Cash Flow Information

The following non-cash investing and financing activities occurred:

                                                                                            Year Ended December 31,
                                                                               --------------------------------------------------
                                                                                   2002               2001             2000
                                                                               --------------     -------------    --------------
Common Stock issued for the purchase of equipment                                  $      --        $   43,776        $  387,223
Unrealized loss on available-for-sale securities                                      14,661             3,925                --
Redeemable Common Stock issued in development agreement (Note 8)                          --                --           570,114
Reclassification of Redeemable Common Stock (Note 8)                                      --           570,114                --
Conversion of Series C and D Preferred Stock into Common Stock                            --            10,648                --
Deemed dividends to Preferred shareholders (Note 10)                               1,953,479         2,517,336                --
Capital lease obligations incurred on equipment                                           --                --                --
Common Stock issued to PD-LD for intangibles                                              --                --         1,481,250
Common Stock, Series B Preferred Stock, and warrants issued for Motorola
  intangibles                                                                             --                --        15,443,718
Accrued offering expenses on private placement transaction                                --                --           311,313
Reclassification of accrued expenses to additional paid-in-capital for
  warrants earned in 2000 and issued in 2001                                              --           (15,111)               --
Reduction of conversion price of Convertible Notes (Note 10)                       7,441,547                --                --

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

Stock Options

The Company accounts for its stock option plans (Note 11) under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 requires that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                                                          Year Ended December 31,
                                                                              -------------------------------------------------
                                                                                  2002              2001             2000
                                                                              -------------     -------------    --------------
                         Net loss applicable to Common shareholders:
                               As reported                                     $(32,972,680)     $(18,873,436)      $(9,529,046)
                               Add stock-based employee compensation
                               expense included in reported net income, net
                               of tax                                                    --                --                --
                               Deduct total stock-based employee compensation
                                   expense determined under fair-value-based
                                   method for all rewards, net of tax            (3,056,777)        (6,642,246)       (2,408,576)
                                                                              -------------      -------------    --------------
                               Pro forma                                        (36,029,457)       (25,515,682)      (11,937,622)
                                                                              =============      =============    ==============

                         Basic and diluted net loss per share:
                                  As reported                                  $    (1.71)       $    (1.11)       $    (0.62)
                                  Pro forma                                         (1.87)            (1.50)            (0.78)


The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                              2002          2001           2000
                                                                         ------------    ----------    ------------
                                 Risk-free interest rate                    3.3-5.0%          4.6%            4.7%
                                 Volatility                                      94%           94%             60%
                                 Expected dividend yield                          0%            0%              0%
                                 Expected option life                        7 years       7 years         7 years

Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of cost to be expected in future years.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

The Company paid Princeton University $4,481,641 under the 1994 Sponsored Research Agreement and the 1997 Research Agreement through the period ending on July 31, 2002. In April 2002, the Company amended the 1997 Research Agreement with Princeton providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due.

Under the 1997 Amended License Agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company's sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to upward adjustments under certain conditions.

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and $100,000 in 2002 and
thereafter. These royalties are charged to research and development expense in the year they become due.

The Company also is required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied provided the Company performs its obligations under the 1997 Research Agreement and, when that agreement ends, the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to the Company.

In connection with executing the Research Agreement and the Amended License Agreement, in 1997 the Company issued to Princeton University 140,000 shares of the Company's Common Stock and 10 year warrants to purchase an additional 175,000 shares of the Common Stock at an exercise price of $7.25 per share vesting immediately. The Company also issued to USC 60,000 shares of the Common Stock and 10 year warrants to purchase an additional 75,000 shares of the Common Stock at an exercise price of $7.25 per share vesting immediately.

6.  ACQUIRED TECHNOLOGY:

On July 19, 2000, the Company, PD-LD, Inc. ("PD-LD"), its president Dr. Vladimir Ban and the Trustees of Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD's rights to certain issued and pending OLED technology patents in exchange for 50,000 shares of the Company's Common Stock. Pursuant to this transaction, these patents were included in the patent rights exclusively licensed to the Company under the 1997 Amended License Agreement. The acquisition of these patents had a fair value of $1,481,250 (Note 4).

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola 72 U.S. patents, 6 U.S. patent applications and additional foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's Common Stock (valued at $4,412,500), 300,000 shares of the Company's Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company's Common Stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate,
(2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 4).

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola (Note 13). Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's Common Stock. The number of shares of Common Stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's Common Stock over the 10 trading days ending two business days prior to the date the Common Stock is issued. For the two-year period ending on December 31, 2002, the Company issued to Motorola 8,000 shares of the Company's Common Stock, valued at $71,816, and paid Motorola $78,184 in cash to satisfy the minimum royalty obligation of $150,000.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                                         December 31,
                                                                -------------------------------
                                                                              --
                                                                    2002             2001
                                                                -------------    --------------
                   Accrued professional fees                      $  223,988        $  118,076
                   Payroll                                           186,050           145,025
                   Utilities                                          15,986            24,511
                   Vacation and sick                                 337,608           176,812
                   Subcontractor                                      74,175           137,889
                   Research and development agreements               231,329           102,473
                   Interest expense                                       --            84,997
                   Construction costs                                     --           261,906
                   Other                                              15,753            20,932
                                                                -------------    --------------

                                                                 $ 1,084,889       $ 1,072,621
                                                                =============    ==============

8. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE
   AGREEMENT:

On October 1, 2000, the Company entered into a five-year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED technologies with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED materials. In consideration for PPG's services under the agreement, the Company is required to issue shares of its Common Stock and warrants to acquire its Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities the Company is required to issue is subject to adjustment under certain circumstances, as defined in the agreement.

On November 11, 2000, in consideration for PPG's services under the Development and License Agreement through December 31, 2000, the Company issued to PPG 26,448 of Redeemable Common Shares and an 11.5% promissory note in the amount of $535,300. The note was payable if the Redeemable Common Shares issued were not registered with the SEC by May 31, 2001. The amount of the note was based on the fair market value of the services rendered by PPG through December 31, 2000, and the Company recorded a charge to research and development expense of $535,300 in 2000. On May 11, 2001, the required registration statement for the Redeemable Common Shares was declared effective by the SEC. Accordingly, the promissory note was settled and the Redeemable Common Shares were reclassified as Common Stock and additional paid-in-capital.

As required under the Development and License Agreement, the Company issued 1,720 shares of Common Stock to PPG on January 31, 2001. These additional shares were issued to PPG based on a final accounting for actual costs incurred by PPG under the agreement through December 31, 2000. The promissory note was also increased to reflect actual costs incurred through December 31, 2000. Accordingly, the Company accrued $34,814 of additional research and development expense as of December 31, 2000, for these additional shares.

During the first quarter of each of 2002 and 2001, the Company issued to PPG 344,379 and 118,824 shares of the Company's Common Stock as consideration for services required to be provided by PPG under the Development and License Agreement in 2002 and 2001, respectively. During 2002 and 2001, the Company recorded the issuance of these shares as a charge of $2,858,063 and $1,314,640 to research and development expense based on the fair value of the Common Stock as it was earned. The Company issued an additional 16,645 and 3,019 shares of its Common Stock to PPG on February 15, 2003 and February 15, 2002, based on a final accounting for actual costs incurred by PPG in 2002 and 2001, respectively. Accordingly, the Company accrued $131,329 and $27,473 of additional research and development expense as of December 31, 2002 and December 31, 2001, respectively, based on the fair value of these additional shares.

In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company's Common Stock. The number of warrants earned and issued is based on the number of shares of Common Stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company recorded charges to research and development expense of $2,263,737, $804,988 and $98,286 during the years ended December 31, 2002, 2001 and 2000, respectively. These charges were recorded based on the estimated fair value of warrants that were earned by PPG during each of 2002, 2001 and 2000. As a result, PPG earned warrants to acquire 361,024, 121,843 and 28,168 shares of the Company's Common Stock at exercise prices of $10.14, $24.28 and $24.28, respectively. The warrants vest immediately and each have a contractual term of seven years. The warrants were issued on February 15, 2003, 2002 and 2001, respectively. The Company determined the fair value of the warrants earned during each of 2002, 2001 and 2000 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.3%-5.4%, 4.5%-5.6% and 5.3%, (2) no expected dividend yield, (3) expected life of seven years, and (4) expected volatility of 94%, 70%-94% and 70%, respectively.

The Company is required to grant options to purchase the Company's Common Stock to PPG employees performing services for the Company under the Development and License Agreement.

On December 14, 2000, the Company granted options to these PPG employees to acquire 26,000 shares of the Company's Common Stock at an exercise price of $9.44 per share. During 2001 and 2000, the Company recorded charges of $155,578 and $7,072, respectively, to research and development expense for the fair market value of these options, as determined in accordance with the Black-Scholes option-pricing model.

On December 17, 2001, the Company granted to PPG employees performing services under the agreement options to purchase 26,333 shares of the Company's Common Stock at an exercise price of $8.56 per share. During 2002 and 2001 respectively, the Company recorded $176,779 and $7,977 in research and development expense related to these options.

On September 23, 2002, the Company granted options to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $5.45. In 2002, the Company recorded $57,607 in research and development expense related to these options.

The Company determined the fair value of the options earned during 2002, 2001 and 2000, respectively, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.7%-3.8%, 5.4% and 4.8-5.3%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%, 94% and 70-94%, respectively. Subject to certain contingencies, all of these options vested one-year from the date of grant and expire 10 years from the date of issuance.

9. SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED
STOCK:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to ABC (Note 3). The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two of the Company's Board of Directors. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. The Series A shares were valued at $1.75 per share, which was based upon an independent appraisal.

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

Each share of the Series B is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. Of the 300,000 shares of the Series B, 75,000 shares become convertible on each of September 29, 2001, 2002, 2003 and 2004, with all outstanding shares of the Series B being converted automatically into shares of the Company's Common Stock on September 29, 2004. The conversion price for the Series B shares is initially the original issuance price per share of the Common Stock, but is subject to change if the average price of the Common Stock falls below $12.00 for the 30 trading days ending two business days prior to the relevant conversion date, regardless of prior changes to the conversion price. The Company has the option to pay Series B shareholders an amount of cash equal to the difference between $12.00 and the average price of the Common Stock, multiplied by the number of shares of Common Stock into which the Series B shares would be convertible. Two business days prior to the September 29, 2002 and 2001 conversion dates, the Company's average stock price for the preceding 30 trading days was $5.50 and $10.81, respectively. As such, the original conversion price was adjusted in accordance with the conversion terms of the Series B, the conversion prices were reduced to $9.85 and $19.35, respectively, resulting in an additional 88,553 and 8,256 shares of Common Stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company's Common Stock on the commitment date of September 29, 2000, which was $22.06. Accordingly, the Company recorded a CBCF in an amount of $1,953,479 and $182,127 in 2002 and 2001, respectively. The CBCF was treated as a deemed dividend to the Series B shareholders.

10. RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK:

On August 22, 2001, the Company closed on a private placement financing transaction with two investors whereby the Company sold two Convertible Promissory Notes ("Notes"), Series C Convertible Preferred Stock ("Series C"), and warrants to purchase the Company's Common Stock for a total of $20,000,000. The Company accounted for this financing transaction as a package sale and allocated the cash proceeds received to the Notes, the Series C shares and the warrants to acquire Common Stock based on the relative fair value of each instrument.

Notes

The Company issued two $7,500,000 Notes, each with a maturity date of August 22, 2004. The Notes were convertible into shares of the Company's Common Stock at an initial conversion price of $13.97 per share, with such conversion price subject to change based on anti-dilution provisions and other adjustments.

The Company's obligations under the Notes were secured by irrevocable letters of credit issued with face amounts equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes was pledged as collateral to the bank issuing the letters of credit. Prior to conversion and repayment of the Notes, the $15,000,000 in cash proceeds plus accrued but unpaid interest was classified as restricted cash on the accompanying consolidated balance sheet as of December 31, 2001.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company allocated the proceeds from the private placement financing transaction to the Series C shares, the Notes and the warrants based on their relative fair values as of the commitment date. The fair value of the Notes was determined based on a three-year discounted cash flow analysis using a risk-adjusted interest rate of 11%. The Company determined the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 was amortized as interest expense, using the effective interest method, over the maturity period of three years. During the years ended December 31, 2002 and 2001, the Company recognized non-cash charges to interest expense of $1,819,989 and $1,015,418, respectively, for amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded a $3,258,468 BCF as a debt discount on the commitment date. The BCF debt discount was being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the years ended December 31, 2002 and 2001, the Company recognized non-cash charges to interest expense of $1,212,697 and $674,283, respectively, for amortization of the BCF.

In August 2002, the Company completed a registered direct offering of Common Stock to institutional investors that was deemed dilutive under the terms of the Notes. As a result, the conversion price of the Notes was reduced to $5.09 per share. In accordance with EITF No. 98-5, this reduction in the conversion price resulted in a CBCF of $7,441,547 that was recorded as additional debt discount to be amortized over the remaining term of the Notes.

In September 2002, $7,000,002 in principal amount of the Notes was converted into 1,375,246 shares of Common Stock and the remaining $7,999,998 in principal amount of the Notes was repaid, together with a prepayment premium, established under the Notes, of $400,000 in cash. As of the date of conversion and repayment of the Notes in September 2002, the $15,000,000 face value of the Notes exceeded their then-carrying value as a result of the unamortized OID,BCF and CBCF by $9,611,781 and the intrisic value of the Notes repurchased by $1,508,841. As a result, the Company recognized a non-cash debt conversion and extinguishment expense of $10,011,780 upon conversion and repayment of the Notes.

A reconciliation of the face amount of the Notes and the carrying value at December 31, 2002 is as follows:


Original value of Convertible Notes                                                      $ 15,000,000
Less:
       OID                                                                                  5,142,994
       BCF                                                                                  3,258,468
                                                                                         ------------
Carrying value on date of issuance                                                          6,598,538
Add:
       2001 amortization of OID treated as interest expense                                 1,015,418
       2001 amortization of BCF treated as interest expense                                   674,283
                                                                                         ------------
Notes carrying value at December 31, 2001                                                $ 8,288,239
Less:
       CBCF                                                                                 7,441,547
Add:
       2002 amortization of OID treated as interest expense                                 1,819,989
       2002 amortization of BCF treated as interest expense                                 1,212,697
       Unamortized OID,BCF and CBCF charged to interest expense upon conversion             9,611,781
       Intrinsic value of the Notes repurchased through and charged to APIC                 1,508,841
Less:
       Conversion of debt                                                                   7,000,002
       Repayment of debt                                                                    7,999,998
                                                                                         ------------
Notes carrying value at December 31, 2002                                                $         --
                                                                                         ============


Series C

The Company issued 5,000 shares of Series C on August 22, 2001, and received proceeds of $4,496,477, net of $503,523 in cash offering costs. Holders of Series C shares are not entitled to voting rights except as is required by law. Each share of the Series C has a stated value of $1,000, which increased by $4.16 for each month during which such share of Series C was outstanding. There are no dividends payable on the Series C shares.

The number of shares of Common Stock issuable upon conversion of a share of Series C is obtained by dividing the stated value of one share of Series C by the conversion price then in effect. The initial conversion price of the Series C shares was $12.70, subject to certain anti-dilution and other adjustments.

In accordance with APB No. 14, the Company allocated the proceeds from the Notes, the Series C shares, and the warrants based on their relative fair values. The fair value of the Series C shares was based on the fair value of the Common Stock that would be issuable on a converted basis. As a result, the Company allocated $4,146,678 to the Series C shares.

In accordance with EITF No. 00-27 and EITF No. 98-5, and after considering the allocation of the proceeds to the Series C shares, the Company determined that a BCF existed on the Series C shares. The BCF existed at the commitment date due to the fact that the carrying value of the Series C shares, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion of these shares. Accordingly, the Company recorded a BCF of $616,793 immediately as the Series C shares were convertible on the commitment date. The BCF was recorded in a manner similar to a dividend for the year ended December 31, 2001.

In accordance with EITF No. 00-27 and EITF No. 98-5, as a result of the monthly increase in the stated price of the Series C shares, a CBCF existed on the commitment date of August 22, 2001. The monthly increase in stated price reduces the conversion price of the Series C shares so long as these shares are outstanding. In 2001, the CBCF was recorded based upon the increase in the stated price, which results in additional shares of Common Stock being issuable upon conversion of the Series C shares. The Company recorded a CBCF of $163,749, which was treated as a deemed dividend to preferred shareholders in the Consolidated Statement of Operations for the year ended December 31, 2001.

In November 2001, the Company reduced the conversion price of the Series C shares from $12.70 to $9.45. Under the terms of the original conversion privileges, holders of the Series C shares were entitled to receive 393,701 shares of Common Stock upon conversion of these shares. As a result of the reduced conversion price, the Series C shareholders are entitled to an additional 135,400 shares of Common Stock upon conversion. The incremental shares issuable upon conversion were measured using the $8.30 fair value of the Common Stock on the date of the reduction in the conversion price. As a result of this, on December 5, 2001 (the conversion date) the Company recorded a deemed dividend in the amount of $1,123,808 for the reduced conversion price.

On December 5, 2001, the holders converted all 5,000 shares of the Series C into the Company's Common Stock. This was done at the new $9.45 conversion price per share. Upon conversion, the Company issued 535,704 shares of Common Stock to the Series C shareholders.

Series D

On December 3, 2001, the Company issued 5,000 shares of Series D Preferred Stock ("Series D") with a conversion price of $9.45 and warrants to acquire the Company's Common Stock for an aggregate price of $5,000,000. The terms of the Series D, regarding voting rights, stated value, increase in stated value and dividends, were the same as those of the Series C.

In accordance with APB No. 14, the Company allocated the proceeds from the Series D shares and the warrants based on their relative fair values. The fair value of the Series D shares was based on the fair value of the Common Stock that would be issuable on a converted basis. As a result, the Company allocated $3,874,931 to the Series D shares and $1,125,070 to the warrants.

In accordance with EITF No. 00-27 and EITF No. 98-5 and after considering the allocation of the proceeds to the Series D shares, the Company determined that, as a result of the monthly increase in the stated price, a CBCF existed on the Series D shares. The monthly increase in stated price reduced the conversion price of the Series D shares, so long as the Series D shares were outstanding. Since the Series D was convertible on the commitment date, the Company recorded a CBCF of $98,614 as a deemed dividend to preferred shareholders in the Consolidated Statement of Operations for the year ended December 31, 2001.

On December 5, 2001, the Series D shareholders converted all 5,000 shares of the Series D into the Company's Common Stock. This was done at a $9.45 conversion price per share. Upon conversion, the Company issued 529,100 shares of Common Stock to the Series D shareholders.

Warrants

In connection with the private placement financing transaction, the Company issued the following warrants to purchase shares of the Company's Common Stock:

                     Original              Original               Original           Relative Fair
  Series              Number            Exercise Price        Expiration date            Value
------------    ------------------     ----------------     -------------------     ---------------
I                    157,480               $15.24           August 22, 2006           $1,186,012
II                   157,480                15.24           August 22, 2006            1,125,070
III                  429,492                15.24           August 22, 2006            3,234,590
IV                   186,114                15.24           August 22, 2008            1,575,714


The Series I, III and IV warrants were exercisable immediately by their holders. The Series II warrants were exercisable as of December 3, 2001. Series I, II and III warrants cannot be exercised to the extent a holder would then own, together with its affiliates, more than 9.99% of the Company's Common Stock then outstanding. The warrants listed above have been recorded based on their relative fair values. Using the Black-Scholes option-pricing model, the Company allocated $7,121,386 of the cash proceeds received in the private placement transaction to the warrants. In this regard, the Company used the following assumptions:

                                                                             Series
                                                   -------------------------------------------------------------
                                                        I              II               III             IV
                                                   ------------    ------------     ------------    ------------
               Risk free interest rate                    4.6%            5.1%             4.6%            4.9%
               Volatility                                  94%             94%              94%             94%
               Expected dividend yield                      0%              0%               0%              0%

               Expected option life                    5 Years        10 Years          5 Years         7 Years

The warrants were recorded as additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2001. The Series IV warrants were issued as a placement agent's fee.

Effective November 5, 2001, the Company and the investors agreed to amend the terms of the private placement transaction by, among other things, reducing the exercise prices on the Series I and II warrants to $9.93 per share and extending the expiration date on the Series I, II and III warrants to August 22, 2011. This represented a new measurement date and the Company revalued the warrants as of this date. The difference between the original fair value and the new fair value of the warrants was recorded as a one-time dividend of $332,245. The new fair value of the Series I, II and III warrants were determined using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.5%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

In December 2001, the Company also established a new class of Convertible Preferred Stock, Series C-1 ("Series C-1"). All of the outstanding shares of the Series C were exchanged for Series C-1 shares. As the term, rights and preferences of the Series C-1 shares were substantially similar to those of the Series C, the Company recorded the exchange based upon the carrying value of the Series C shares.

A summary of the deemed dividends recorded as a result of this financing transaction are as follows:

BCF recorded for Series C                                           $ 616,793
Reduced conversion price of Series C                                1,123,808
CBCF recorded for Series C                                            163,749
CBCF recorded for Series D                                             98,614
Change in the fair value of the Warrants due to the change
  in exercise price and extension of life                             332,245
                                                                --------------

                                                                  $ 2,335,209
                                                                ==============


11. SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS:

Shareholders' Equity

In May 1999, the Company completed a private placement and issued 1,414,034 units, each consisting of one share of Common Stock and one warrant, resulting in net proceeds to the Company of $4,792,797. The units were issued at $3.75 per unit. The shares of Common Stock and the warrants were valued at $2.27 and $1.48, respectively, based on their relative fair values. The warrants were issued with an exercise price ranging from $4.28 to $4.31, which was 120% of the approximate fair value as of the grant date.

On July 19, 2000, the Company issued 50,000 shares of unregistered Common Stock to PD-LD, in accordance with the Termination, Amendment and License Agreement among the Company, PD-LD, its president Vladimir Ban and The Trustees of Princeton University (Note 6). These shares were recorded at the fair market value of the Common Stock on the date of issuance. Accordingly, the Company recorded an intangible asset of $1,481,250.

On September 29, 2000, the Company issued to Motorola 200,000 shares of the Company's Common Stock, 300,000 shares of Series B and a warrant to purchase 150,000 shares of Common Stock in accordance with the License Agreement between the Company and Motorola (Note 6). The Company also issued a warrant to an unaffiliated third party to purchase 150,000 shares of Common Stock as a finder's fee in connection with this transaction. The warrants were valued using the Black Scholes option-pricing model. Accordingly, the Company recorded an intangible asset of $15,469,468 (Note 6).

In December 2000, the Company sold 631,527 units in a private placement, each unit consisting of one share of Common Stock and one warrant, resulting in gross proceeds to the Company of $5,367,979. Costs of raising the capital were $311,313. The units were issued at $8.50 per unit and the shares of Common Stock and warrants were valued at $4.66 and $3.84, respectively, based on their relative fair values. The warrants vested immediately, have an exercise price of $10.00 and expire five year from the date of issuance. In connection with the private placement, the Company issued an additional 161,000 warrants as finders' fees, which vested immediately, have an exercise price of $10.00 and expire five years from the date of issuance. The warrants were collectively valued at $890,722 using the Black-Scholes option-pricing model, with this amount being recorded as a component of additional paid-in capital. The Company used the following assumptions in determining the value of the warrants under the Black-Scholes option-pricing model: (1) 5.2% risk-free interest rate, (2) expected life of five years(a contractual term), (3) 70% expected volatility, and (4) zero expected dividend yield.

During January 2001, the December 2000 private placement was completed and the Company issued an additional 158,704 units, each consisting of one share of Common Stock and one warrant, resulting in additional net proceeds to the Company of $1,348,984. In connection with the completion of this private placement, the Company issued warrants to purchase an additional 22,500 shares of Common Stock as finders' fees. All of these warrants vested immediately, have an exercise price of $10.00 and expire five years from the date of issuance. The warrants were valued at $551,645 using the Black-Scholes option-pricing model, with this amount being recorded as a component of additional paid-in capital. The Company used the following assumptions in determining the value of the warrants under the Black-Scholes option-pricing model: (1) 4.9% risk-free interest rate, (2) expected life of five years (a contractual term), (3) 70% expected volatility, and (4) zero expected dividend yield.

In 2000, the Company granted warrants to purchase shares of Common Stock to members of the Company's Scientific Advisory Board. The Company recorded a charge of $556,612 to research and development expense for the year ended December 31, 2001 for the vesting of these warrants during this period. These warrants became fully vested in December 2001.

In August and September 2002, the Company completed registered direct offerings (the "Offerings") of 1,277,014 and 383,452 shares, respectively, of Common Stock at $5.09 and $5.41 per share, respectively. The completion of the Offerings resulted in aggregate proceeds to the Company of $8,055,186, net of $519,288 in costs associated with the completion of the Offerings.

Enzymatics 1992 Stock Option Plan

Stock options granted by Enzymatics prior to the merger (Note 1) under the 1992 Stock Option Plan were assumed by the Company and converted into options to purchase 20,538 shares of the Company's Common Stock at exercise prices ranging from $11.74 to $29.61 per share. In 1999, 11,992 of such options expired. The remaining 8,546 options expired during 2001.

1995 Stock Option Plan

In 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which options to purchase a maximum of 500,000 shares of the Company's Common Stock were authorized to be granted at prices not less than the fair market value of the Common Stock on the date of the grant, as determined by the Board of Directors. Through 2002, the Company's shareholders have approved increases in the number of shares of reserved for issuance under the 1995 Plan to 3,800,000. The 1995 Plan provides for the granting of both incentive and nonqualified stock options to employees, officers, directors and consultants of the Company. The stock options are exercisable over periods determined by the Board of Directors, but no longer than ten years after the grant date.

Option Activity

The following table summarizes the stock option activity from inception thorough December 31, 2002 for all grants under the 1995 Plan:


                                Exercise           Year of
  Year         Granted            Price          Expiration     Exercised     Forfeited      Exercisable     Outstanding
---------     -----------    --------------     ------------    ----------    ----------     ------------    ------------
  2002           606,730     $ 5.45-11.17          2012                --            --          552,730         606,730
  2001           824,833       8.56-13.900         2011             1,000            --          754,333         823,833
  2000           430,250      9.437-24.375         2010             9,500         2,500          363,250         418,250
  1999           479,250      3.375- 9.625         2009            74,817        17,000          366,433         387,433
  1998           303,000       3.75- 6.220         2008            21,000        42,000          240,000         240,000
  1997           274,500       4.06- 5.250         2007            34,747             -          239,753         239,753
  1996            30,000             4.120         2006            14,000         8,000            8,000           8,000
  1995           315,000       0.01- 4.000         2005            50,000             -          265,000         265,000
              -----------                                       ----------    ----------     ------------    ------------
 Totals        3,263,563                                          205,064        69,500        2,789,499       2,988,999
              ===========                                       ==========    ==========     ============    ============

The following tables summarize the stock options grant activity for each year from inception through December 31, 2002 for grants under the 1995 Plan:

2002 grants and activity through December 31, 2002:

                                                       Exercise       Year of
                  Grantee                Granted        Price       Expiration      Exercisable       Outstanding
         ---------------------------    ----------    ---------    ------------     -------------    --------------
         Employees                            500         8.39        2012                   500               500
         Employees                          5,000         9.24        2012                 1,000             5,000
         Employees                         10,000         9.66        2012                 2,000            10,000
         Employees                          5,000         9.94        2012                 5,000             5,000
         Employees                         10,000        11.17        2012                 2,000            10,000
         Employees and Officers             6,000         9.10        2012                 2,000             6,000
         Employees and Officers           448,480         5.45        2012               448,480           448,480
         Scientific Advisory Board         60,000         5.45        2012                60,000            60,000  (A)
         Consultant                        10,500         5.45        2012                10,500            10,500  (B)
         Consultant                        11,000         9.94        2012                11,000            11,000  (B)
         Consultant                        10,000         9.50        2012                10,000            10,000  (B)
         Consultant                           250         8.39        2012                   250               250  (B)
         PPG                               30,000         5.45        2012                    --            30,000  (C)
                                        ----------                                  -------------    --------------
         Totals                           606,730                                        552,730           606,730
                                        ==========                                  =============    ==============

         (A) The Company recorded a charge of $289,900 to research and development expense in 2002 for options granted to members of the Company's Scientific Advisory Board. The charge represents the fair value of these options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.7%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

         (B) The Company recorded charges of $224,954 to research and development expense and $2,416 to general and administrative expense in 2002 for options granted to consultants. These charges represent the fair value of the options as determined in accordance with SFAS No.
         123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.7%-4.9%, (2) no expected dividend yield, (3) expected life of 7-10 years, and (4) expected volatility of 94%.

         (C) See Note 8.

2001 grants and activity through December 31, 2002:

                                              Exercise        Year of
           Grantee               Granted       Price        Expiration      Exercised      Exercisable      Outstanding
  --------------------------    ----------    ---------     ------------    -----------    -------------    -------------
  Employees                        28,750     $ 10.375         2011                 --           13,750           28,750
  Employees and Officers          116,622       10.313         2011                 --           86,622          116,622
  Employees                         2,000       13.900         2011                 --            2,000            2,000
  Employees                        12,500       12.000         2011                 --            5,000           12,500
  Employees and Officers          111,932        8.560         2011                 --          108,932          111,932
  Employees and Officers           10,000       10.375         2011                 --           10,000           10,000
  Employees and Officers           63,378       10.313         2011                 --           63,378           63,378
  Employees and Officers              500       13.900         2011                 --              500              500
  Employees and Officers          301,818        8.560         2011              1,000          300,818          300,818
  Scientific Advisory Board        40,000       10.313         2011                 --           40,000           40,000    (A)
  Scientific Advisory Board        60,000        8.560         2011                 --           60,000           60,000    (A)
  Consultant                       25,000       10.313         2011                 --           10,000           25,000    (B)
  Consultant                       10,000        9.438         2011                 --           10,000           10,000    (C)
  Consultant                       10,000       12.000         2011                 --           10,000           10,000    (C)
  Consultant                          250       10.375         2011                 --              250              250    (C)
  Consultant                          250       13.900         2011                 --              250              250    (C)
  Consultant                        5,500        8.560         2011                 --            5,500            5,500    (C)
  PPG                              26,333        8.560         2011                 --           26,333           26,333    (D)
                                ----------                                  -----------    -------------    -------------
  Totals                          824,833                                        1,000          753,333          823,833
                                ==========                                  ===========    =============    =============

         (A) The Company recorded a charge of $788,074 to research and development expense in 2001 for options granted to members of the Company's Scientific Advisory Board. The charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.0%-5.4%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%-94%.

         (B) The Company recorded charges of $25,299 and $110,371 to research and development expense in 2002 and 2001, respectively, related to options granted to a consultant in 2001, which vest over five years. These charges represent the fair value of the options earned as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.0% and 4.8%-5.6%, (2) no expected dividend yield, (3)expected life of 10 years, and (4) expected volatility of 70% and 70%-94%, in 2002 and 2001, respectively.

         (C) The Company recorded charges of $43,213 to research and development expense and $188,639 to general and administrative expense in 2001 for options granted to consultants. These charges represent the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.0%-5.5%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%-94%.

         (D) See Note 8.

2000 grants and activity through December 31, 2002:

                                            Exercise       Year of
         Grantee               Granted       Price       Expiration   Exercised     Forfeited     Exercisable      Outstanding
--------------------------    ----------    ---------    ----------   ----------    ----------    ------------     ------------
Employees                        20,000     $ 14.120        2010              -         2,500          13,500           17,500
Employees                        60,000       18.125        2010          2,000             -          34,000           58,000
Employees                        64,500       24.375        2010              -             -          43,500           64,500
Employees                         5,000       21.688        2010              -             -           3,000            5,000
Employees                         5,000       16.375        2010              -             -           5,000            5,000
Employees and Officers          229,750       9.4375        2010          7,500             -         218,250          222,250
Scientific Advisory Board        20,000       9.4375        2010              -             -          20,000           20,000  (A)
PPG                              26,000       9.4375        2010              -             -          26,000           26,000  (B)
                              ----------                              ----------    ----------    ------------     ------------
Totals                          430,250                                   9,500         2,500         363,250          418,250
                              ==========                              ==========    ==========    ============     ============

         (A) The Company recorded a charge of $140,036 to research and development expense in 2000 for options granted to members of the Company's Scientific Advisory Board. The charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.3%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 60%.

         (B) See Note 8.

1999 grants and activity through December 31, 2002:

                                            Exercise      Year of
         Grantee               Granted       Price      Expiration      Exercised     Forfeited     Exercisable     Outstanding
--------------------------    ---------    ----------   -----------     ----------    ----------    ------------    ------------
Employees                       51,000     $ 4.1875        2009            14,000        12,000          19,000          25,000
Employees                       20,000       3.7500        2009                 -             -          16,000          20,000
Employees                        5,000       9.6250        2009             3,000             -           1,000           2,000
Employees and Officers         280,750       3.8750        2009            30,817         5,000         234,933         244,933
Scientific Advisory Board       40,000       4.1875        2009                 -             -          40,000          40,000
Scientific Advisory Board       55,000       3.8750        2009                 -             -          55,000          55,000
Consultant                      25,000       3.3750        2009            25,000             -               -               -  (A)
Consultant                       1,000       4.1875        2009             1,000             -               -               -  (A)
Consultant                       1,500       3.8750        2009             1,000             -             500             500  (A)
                              ---------                                 ----------    ----------    ------------    ------------
Totals                         479,250                                     74,817        17,000         366,433         387,433
                              =========                                 ==========    ==========    ============    ============

        (A) The Company recorded a charge of $2,956 to general and administrative expense and $50,849 to research and development expense in 1999 for options issued to consultants. These charges represent the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.7%, (2) no expected dividend yield, (3) expected life of five to seven years, and (4) expected volatility of 81.48%.

1998 grants and activity through December 31, 2002:

                                           Exercise      Year of
         Grantee               Granted       Price      Expiration      Exercised     Forfeited     Exercisable     Outstanding
--------------------------    ---------    ---------    -----------     ----------    ----------    ------------    ------------
Employees                        5,000       $ 6.22        2008                 -             -           5,000           5,000
Employees                       50,000         5.88        2008                 -             -          50,000          50,000
Employees                       40,000         3.75        2008                 -        40,000               -               -
Employees and Officers         153,000         4.50        2008            21,000         2,000         130,000         130,000
Scientific Advisory Board       55,000         4.50        2008                 -             -          55,000          55,000
                              ---------                                 ----------    ----------    ------------    ------------
Totals                         303,000                                     21,000        42,000         240,000         240,000
                              =========                                 ==========    ==========    ============    ============

1997 grants and activity through December 31, 2002:

                                            Exercise     Year of
         Grantee               Granted        Price     Expiration      Exercised     Forfeited     Exercisable     Outstanding
--------------------------    ---------    ---------    -----------     ----------    ----------    ------------    ------------
Employees and Officers          42,000       $ 4.06        2007            12,200             -          29,800          29,800
Employees and Officers         137,235         5.25        2007            17,047             -         120,188         120,188
Employees and Officers          10,500         4.06        2007             5,500             -           5,000           5,000
Employees and Officers          29,765         5.25        2007                 -             -          29,765          29,765
Principal Investigators         10,000         4.06        2007                 -             -          10,000          10,000  (A)
Principal Investigators         45,000         5.25        2007                 -             -          45,000          45,000  (A)
                              ---------                                 ----------    ----------    ------------    ------------
Totals                         274,500                                     34,747             -         239,753         239,753
                              =========                                 ==========    ==========    ============    ============

        (A) The Company recorded a charge of $216,000 to general and administrative expense in 1997 for options issued to principal investigators of Princeton University. This charge represents the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.3%, (2) no expected dividend yield, (3) expected life of 10 years, and
        (4) expected volatility of 70%.

1996 grants and activity through December 31, 2002:

                                            Exercise     Year of
         Grantee               Granted       Price      Expiration      Exercised     Forfeited     Exercisable     Outstanding
--------------------------    ---------    ---------    -----------     ----------    ----------    ------------    ------------
Employees                       20,000       $ 4.12        2006             4,000         8,000           8,000           8,000
Consultant                      10,000         4.12        2006            10,000             -               -               -
                              ---------                                 ----------    ----------    ------------    ------------
Totals                          30,000                                     14,000         8,000           8,000           8,000
                              =========                                 ==========    ==========    ============    ============

1995 grants and activity through December 31, 2002:

                                           Exercise       Year of
         Grantee               Granted       Price      Expiration      Exercised     Forfeited     Exercisable     Outstanding
--------------------------    ---------    ---------    -----------     ----------    ----------    ------------    ------------
Officer of the Company          70,000       $ 2.00        2005                 -             -          70,000          70,000
Officer of the Company           5,000         0.01        2005             5,000             -               -               -  (A)
Scientific Advisory Board      240,000         4.00        2005            45,000             -         195,000         195,000
                              ---------                                 ----------    ----------    ------------    ------------
Totals                         315,000                                     50,000             -         265,000         265,000
                              =========                                 ==========    ==========    ============    ============


        (A) The Company recorded a charge of $9,950 to general and administrative expense in 1995 for options issued to an officer of the Company. This charge represents the difference between the deemed value of the Common Stock, for accounting purposes, and the exercise price of the options on the date of the grant.

Other Options

In connection with NHA's services relative to consummation of the merger discussed in Note 3, in June 1995, the Company granted to NHA options to purchase 84,234 shares of the Company's Common Stock at an exercise price of $.29 per share. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested immediately on the date of the grant and options to purchase 59,234 of these shares have been exercised through December 31, 2002. Accordingly, as of December 31, 2002, options to purchase 25,000 additional shares remain exercisable. These options expire in 2005.

The following table summarizes all stock option activity:

                                                   2002                           2001                         2000
                                         --------------------------     -------------------------    -------------------------
                                                         Weighted                      Weighted                     Weighted
                                                         Average                       Average                      Average
                                                         Exercise                      Exercise                     Exercise
                                           Shares          Price          Shares         Price        Shares          Price
                                         ------------    ----------     -----------    ----------    ----------     ----------
Outstanding at beginning of
year                                       2,422,769         $7.58       1,665,599         $6.57     1,379,530          $4.19
Granted                                      606,730          5.87         824,833          9.29       430,250          13.19
Exercised                                   (15,500)          4.67        (56,617)          3.83     (132,181)           3.94
Forfeited                                         --            --        (11,046)         19.70      (12,000)           4.19
                                         ------------    ----------     -----------    ----------    ----------     ----------

Outstanding at end of year                 3,013,999          7.25       2,422,769          7.58     1,665,599           6.57
                                         ============    ==========     ===========    ==========    ==========     ==========


Exercisable at end of year                 2,814,499          6.88       2,177,106          6.94     1,260,371           5.55
                                         ============    ==========     ===========    ==========    ==========     ==========


Available for future grant                   605,937                       128,433                     142,210
                                         ============                   ===========                  ==========

Weighted average fair value
of options granted                                           $4.69                         $6.94                        $8.28
                                                         ==========                    ==========                   ==========


The weighted average remaining contractual life for options outstanding as of December 31, 2002, 2001 and 2000 was seven, eight and eight years, respectively.

Common Stock Warrants

The following table summarizes all of the warrant activity from inception through December 31, 2002:

                                     Exercise         Year of
         Year         Granted         Price          Expiration     Exercised     Forfeited     Exercisable     Outstanding
       ----------    ----------    -------------     -----------    ----------    ----------    ------------    ------------
         2002          121,843        $   24.28         2007               --            --         121,843         121,843
         2001        1,156,938       9.93-24.28      2006-2011              -         8,000       1,148,938       1,148,938
         2000        1,589,346      10.00-21.60      2005-2010         49,850             -       1,539,496       1,539,496
         1999        1,602,701        4.28-4.53         2004        1,385,636         8,055         209,010         209,010
         1998          525,000        6.38-7.25         2008                -        75,000         450,000         450,000
         1997          450,000        4.80-7.25      2002-2007        245,357           829         203,814         203,814
         1996        3,278,000        3.50-8.25      1999-2006      2,089,156        89,344       1,099,500       1,099,500
         1995        1,114,000             3.50         1997        1,114,000             -               -               -
                     ----------                                     ----------    ----------    ------------    ------------
       Totals        9,837,828                                      4,883,999       181,228       4,772,601       4,772,601
                     ==========                                     ==========    ==========    ============    ============

Warrant Activity

The following tables summarize the warrant activity for each year from inception through December 31, 2002:

2002 grants and activity through December 31, 2002:

                                     Exercise        Year of
     Grantee            Granted       Price        Expiration     Exercised     Forfeited      Exercisable     Outstanding
--------------------    --------    ----------     -----------    ----------    ----------     ------------    ------------
PPG                       121,843       24.280         2007                -             -          121,843         121,843  (A)
                        ==========                                                              ============    ============

         (A) See Note 8.

2001 grants and activity through December 31, 2002:

                                             Exercise      Year of
          Grantee               Granted        Price      Expiration   Exercised     Forfeited      Exercisable     Outstanding
---------------------------    ----------    ---------    ----------   ----------    ----------     ------------    ------------
Private Placement                163,704      $10.000         2006             -         8,000          155,704         155,704  (A)
Private Placement finder's
  fees                            34,500       10.000         2006             -             -           34,500          34,500
PPG                               28,168       24.280         2008             -             -           28,168          28,168  (B)
Private Placement                744,452     9.930-15.240     2011             -             -          744,452         744,452
Private Placement finder's
  fees                           186,114       15.240         2011             -             -          186,114         186,114
                               ----------                              ----------    ----------     ------------    ------------
Totals                         1,156,938                                       -         8,000        1,148,938       1,148,938
                               ==========                              ==========    ==========     ============    ============

         (A) Forfeited due to cancellation of warrants.

         (B) See Note 8.

2000 grants and activity through December 31, 2002:

                                             Exercise       Year of
          Grantee                Granted       Price       Expiration   Exercised     Forfeited      Exercisable     Outstanding
----------------------------   ----------    ---------     ---------    ---------     ---------      -----------     -----------
Scientific Advisory Board        200,000     $ 14.120         2010             -             -          200,000         200,000  (A)
Employee                          90,000       16.750         2010             -             -           90,000          90,000
Acquired Technology              300,000       21.600         2007             -             -          300,000         300,000  (B)
Agents' fees from 99
Private Placement                215,819       10.000         2005        49,850             -          165,969         165,969
Private Placement                634,527       10.000         2005             -             -          634,527         634,527
Private Placement finder's
fees                             149,000       10.000         2005             -             -          149,000         149,000
                               ----------                              ----------    ----------     ------------    ------------
Totals                         1,589,346                                  49,850             -        1,539,496       1,539,496
                               ==========                              ==========    ==========     ============    ============

        (A) The Company recorded charges of $556,612 and $461,090 to research and development expenses, in 2001 and 2000 for the vesting of these warrants. The warrants became fully vested on December 31, 2001. The charges represent the fair value of the warrants earned as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.8%-5.6% and 5.3%-6.6%, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 60%.

        (B) See Note 6.

1999 grants and activity through December 31, 2002:

                                            Exercise         Year of
        Grantee               Granted         Price        Expiration     Exercised     Forfeited      Exercisable     Outstanding
-------------------------    ----------    -----------     -----------    ----------    ----------     ------------    ------------
Private Placement            1,414,034     $4.28-4.31            2004     1,218,581         7,953          187,500         187,500
Agents' and finders'
  fees                         188,667      4.28-4.53            2004       167,055           102           21,510          21,510
                             ----------                                   ----------    ----------     ------------    ------------
Totals                       1,602,701                                    1,385,636         8,055          209,010         209,010
                             ==========                                   ==========    ==========     ============    ============

1998 grants and activity through December 31, 2002:

                                          Exercise      Year of
        Grantee             Granted         Price      Expiration    Exercised     Forfeited      Exercisable     Outstanding
-----------------------    ----------    -----------   ----------    ----------    ----------     ------------    -------------
Employees and Officers       400,000          $6.38         2008            --            --          400,000          400,000
Consultant                   100,000           7.00         2008            --        75,000           25,000           25,000  (A)
Consultant                    25,000           7.25         2008            --            --           25,000           25,000  (B)
                           ----------    -----------                 ----------    ----------     ------------    -------------
Totals                       525,000                                        --        75,000          450,000          450,000
                           ==========                                ==========    ==========     ============    =============

        (A) Of the 100,000 warrants granted, 25,000 vested immediately and the remaining 75,000 vest based upon the Company's successful entrance into the Taiwanese market. The Company determined the fair value of these options on the date of the granted to be $107,559, of which amount the Company recorded a charge of $26,890 to general and administrative expenses. This charge represented the fair value of the 25,000 vested warrants and the remaining unamortized portion of the $80,669 was recorded as a prepaid consulting fee on the accompanying Consolidated Balance Sheets. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.6%, (2) no expected dividend yield, (3) expected life of seven years, and (4) expected volatility of 81.48%. In 2002, the 75,000 unearned warrants were forfeited and the prepaid amount of $80,669 was reversed.

        (B) In connection with the granting of these warrants, the Company recorded a charge of $127,357 to general and administrative expenses, which represented the fair value of the warrants as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.5%, (2) no expected dividend yield, (3) expected life of seven years, and (4) expected volatility of 81.48%.

        1997 grants and activity through December 31, 2002:

                                          Exercise      Year of
        Grantee              Granted        Price      Expiration   Exercised     Forfeited     Exercisable     Outstanding
----------------------    ------------   -----------   ----------   ----------    ----------    -----------     -----------
Princeton University
  and USC under 1997
  Research Agreement          250,000      $7.25           2007        45,357           829          203,814         203,814   (A)
Consultants                   200,000       4.80           2002       200,000            --               --              --   (B)
                          ------------                              ----------    ----------    -------------    ------------
Totals                        450,000                                 245,357           829          203,814         203,814
                          ============                              ==========    ==========    =============    ============

        (A) The grantees forfeited these warrants as a result of a cashless exercise.

        (B) The Company recorded charges in 2000, 1999 and 1998 in the amounts of $76,329, $176,328 and $176,328, respectively, related to warrants issued to consultants, which vested over three years. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 6.2%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 81.48%.

1996 grants and activity through December 31, 2002:

                                         Exercise      Year of
     Grantee              Granted         Price       Expiration       Exercised      Forfeited     Exercisable      Outstanding
-------------------     -------------    ---------    -----------     -----------    ----------    ------------     ------------
Public Offering            1,495,000     $3.500          1999          1,495,000            --              --               --
Underwriter of                                                                                                                   (A)
   Public Offering           130,000      8.250          2001             74,753        55,247              --               --
Underwriter of                                                                                                                   (A)
   Public Offering           130,000      3.675          2001             97,650        32,350              --               --
Third Parties                578,000      4.125          2006            374,613         1,387         202,000          202,000  (A)
Employees                    925,000      4.125          2006             27,140           360         897,500          897,500  (A)
Consultant                    20,000      6.000          2006             20,000            --              --               --  (B)
                        -------------                                 -----------    ----------    ------------     ------------
Totals                     3,278,000                                   2,089,156        89,344       1,099,500        1,099,500
                        =============                                 ===========    ==========    ============     ============

        (A) The grantees forfeited these warrants as a result of a cashless exercise.

        (B) In connection with the granting of these warrants, the Company recorded a charge of $25,000 to general and administrative expense in 1996, which represented the fair value of the warrants as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 6.6%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 70%.

1995 grants and activity through December 31, 2002:

                                         Exercise      Year of
      Grantee              Granted        Price       Expiration      Exercised      Forfeited     Exercisable     Outstanding
---------------------     -----------    ---------    -----------     -----------    ----------    -------------   ------------
Private Placement          1,114,000      $3.50          1997          1,114,000            --               --             --
                          ===========                                 ===========    ==========    =============   ============

12.  RESEARCH CONTRACTS:

Contract research revenue consists of the following:

                                                                                              December 31,
                                                                              ---------------------------------------------
                                                                                  2002             2001            2000
                                                                              ------------     ------------    ------------
              Department of Defense Advanced Research Projects
                 Agency (DARPA)                                                $  827,468       $  720,079      $  186,179
              U.S. Army Small Business Innovative Research (SBIR)                 468,618          232,957         112,113
              Army Research Laboratory (ARL)                                      129,320
              Department of Energy (DoE) SBIR                                      43,552
              National Science Foundation (NSF)                                        --          105,535         194,464
                                                                              ------------     ------------    ------------
                                                                              $ 1,468,958      $ 1,058,571      $  492,756
                                                                              ============     ============    ============

13. COMMITMENTS:

Lease Commitments

The Company has several operating lease arrangements for office space and equipment. Total rent expense was $411,300, $415,952, and $330,320, for the years ended December 31, 2002, 2001 and 2000, respectively. During 1999, the Company entered into one capital lease. Minimum future rental payments for operating and capital leases as of December 31, 2002 are as follows:

                                                                           Operating            Capital
                                      Year                                   Lease               Lease
                          ----------------------------------             -------------       -------------
                          2003                                             $  267,062            $  5,420
                          2004                                                  3,147               4,065
                          2005                                                  2,477                  --
                          2006                                                  1,445                  --
                          2007 and thereafter                                      --                  --
                                                                         -------------       -------------

                                                                           $  274,131               9,485
                                                                         =============

                          Less amount representing interest                                         (886)
                                                                                             -------------

                          Present value of capital lease                                         $  8,599
                                                                                             =============

Other Commitments

Under the terms of the Company's License Agreement with Motorola (Note 6), the Company agreed to make minimum royalty payments. To the extent that the royalties otherwise payable to Motorola under this agreement are not sufficient to meet the minimums, the Company is required to pay the shortfall, at its discretion, in all cash or in 50% cash and 50% Common Stock within 90 days after the end of each two-year period specified below in which the shortfall occurs. For the two-year period ending December 31, 2002, the Company issued to Motorola 8,000 shares of the Company's Common Stock, valued at $71,816, and paid $78,184 in cash as a result of the minimum royalty due of $150,000. Future required minimum royalty payments are as follows:

January 1, 2003 - December 31, 2004              $  500,000

January 1, 2005 - December 31, 2006              $1,000,000

In accordance with the amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement (Note 5), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums for the relevant calendar year, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty was $25,000 in 1999, $50,000 in 2000 and $75,000 in 2001, and is $100,000 in 2002 and each year thereafter.

14. INCOME TAXES:

The components of income taxes are as follows:

                                                                                          December 31,
                                                                          ---------------------------------------------
                                                                             2002            2001             2000
                                                                          ------------    ------------     ------------
                           Current                                        $        --      $       --       $       --
                           Deferred                                       (15,615,859)     (6,354,493)      (3,019,639)
                                                                          ------------    ------------     ------------

                                                                          (15,615,859)     (6,354,493)      (3,019,639)
                           Increase in valuation  allowance                15,615,859       6,354,493        3,019,639
                                                                          ------------    ------------     ------------

                                                                          $        --      $       --       $       --
                                                                          ============    ============     ============

The difference between the Company's federal statutory income tax rate and its effective income tax rate is primarily due to non-deductible expenses and the valuation allowance.

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $30,497,346, which will begin to expire in 2010. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the net operating loss carryforwards could be subject to certain limitations.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                   December 31,
                                                                                         ---------------------------------
                                                                                              2002              2001
                                                                                         ---------------    --------------
                        Gross deferred tax assets:
                        Net operating loss carryforwards                                    $12,024,057      $  7,660,868
                        Capitalized start-up costs                                           10,328,905         5,781,789
                        Capitalized technology license                                          199,700           170,000
                        Stock options and warrants                                            2,814,109         1,563,593
                        Amortization of BCF                                                   3,670,955                --
                        Accruals and reserves                                                   272,840           225,945
                        Deferred revenue                                                      1,792,855            23,572
                        Other                                                                    17,962            79,757
                                                                                         ---------------    --------------

                                                                                             31,121,383        15,505,524
                        Valuation allowance                                                 (31,121,383)      (15,505,524)
                                                                                         ---------------    --------------

                        Net deferred tax assets                                              $       --        $       --
                                                                                         ===============    ==============

During 2002, the Company sold approximately $3 million of it net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. The Company received $225,657 for the sale of the NOLs and recorded it as other revenue.

A valuation allowance was established for all of the net deferred tax assets because the Company has incurred substantial operating losses since inception and expects to incur additional losses in 2003. The Company's management has concluded that the realizability of these deferred tax assets is uncertain.

15.  DEFINED CONTRIBUTION PLAN:

During 2000, the Company adopted the Universal Display Corporation 401(k) Plan (the "Plan") in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the "Code"). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant's contribution, limited to 6% of the participant's total compensation. For the years ending December 31, 2002, 2001 and 2000, the Company contributed $91,043, $83,611 and $52,125 to the Plan, respectively.

16. QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2002. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2002:

                                                                                   Three Months Ended
                                                        --------------------------------------------------------------------------
                                                           March 31           June 30          September 30         December 31
                                                        ---------------    ---------------    ----------------     ---------------
Revenue.............................................     $     534,926        $   455,026         $   573,013         $   882,307
Net loss............................................        (5,298,809)        (5,577,787)        (14,989,910)         (5,152,695)
Deemed dividends to Preferred shareholders..........                --                 --          (1,953,479)                 --
Net loss attributable to Common shareholders........        (5,298,809)        (5,577,787)        (16,943,389)         (5,152,695)
Basic and diluted loss per share....................             (0.29)             (0.31)              (0.89)              (0.24)

Year ended December 31, 2001:

                                                                                   Three Months Ended
                                                        --------------------------------------------------------------------------
                                                           March 31           June 30          September 30         December 31
                                                        ---------------    ---------------    ----------------     ---------------
Revenue.............................................      $     200,242      $     257,159         $   569,233        $    26,267
Net loss............................................         (3,778,979)        (4,768,582)         (1,911,192)        (5,897,347)
Deemed dividends to Preferred shareholders..........                 --                 --            (689,416)        (1,827,920)
Net loss attributable to Common shareholders........         (3,778,979)        (4,768,582)         (2,600,608)        (7,725,267)
Basic and diluted loss per share....................              (0.23)             (0.28)              (0.15)             (0.45)