Form 10-Q
period 2003-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2003-05-13
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------
                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (609) 671-0980
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   __X__       No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                                     Yes   __X__       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         As of May 7, 2003, the registrant had outstanding
21,864,710 shares of Common Stock.

                                                      TABLE OF CONTENTS

                                                PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS...............................................................................      3

                      Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002.................      3

                      Consolidated Statements of Operations - Three months ended March 31, 2003
                            and 2002 and inception to March 31, 2003 (unaudited).....................................      4

                      Consolidated Statements of Cash Flows - Three months ended March 31, 2003
                            and 2002 and inception to March 31, 2003 (unaudited).....................................      5

                      Notes to Consolidated Financial Statements (unaudited).........................................      6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..........................................................................      12

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................      14

ITEM 4.           CONTROLS AND PROCEDURES............................................................................      14


                                                 PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS..................................................................................      14

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................      14

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES....................................................................      14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................      14

ITEM 5.           OTHER INFORMATION..................................................................................      15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...................................................................      15

                                                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                                                  (a development-stage company)

                                                   CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                      March 31, 2003
                                                                                (unaudited)                     December 31, 2002
                                                                              ---------------                   -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                                $   11,049,558                    $   15,905,416
      Short-term investments                                                        6,114,304                         4,662,898
      Accounts receivable                                                             880,965                           662,822
      Prepaids and other current assets                                               113,931                           177,219
                                                                               --------------                    --------------
         Total current assets                                                      18,158,758                        21,408,355

PROPERTY AND EQUIPMENT, net                                                         4,441,336                         4,617,570
AQUIRED TECHNOLOGY, net                                                            12,676,007                        13,099,775
INVESTMENTS                                                                         1,146,021                           379,753
OTHER ASSETS                                                                          134,773                           133,763
                                                                                --------------                   --------------
                                                                               $   36,556,895                    $   39,639,216
                                                                                ==============                   ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Capital lease obligations                                                $        4,853                    $        4,713
      Accounts payable                                                                329,810                           388,286
      Accrued expenses                                                                927,028                         1,084,889
      Deferred license fees                                                         1,166,667                         1,066,667
      Deferred revenue                                                                 67,204                           322,204
                                                                               --------------                    --------------
         Total current liabilities                                                  2,495,562                         2,866,759
                                                                               --------------                    --------------
CAPITAL LEASE OBLIGATIONS                                                               2,615                             3,886
DEFERRED LICENSE FEES                                                               3,100,000                         3,100,000
                                                                                --------------                   --------------
         Total liabilities                                                          5,598,177                         5,970,645

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
         200,000 shares Series A Nonconvertible Preferred Stock issued and
         Outstanding (liquidation value of $7.50 per share or $1,500,000),
         300,000 shares Series B Convertible Preferred Stock issued and outstanding (liquidation value of $21.48 per share or $6,444,000),
         5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock
         authorized and none outstanding                                                5,000                             5,000
      Common Stock, par value $.01 per share, 50,000,000
         shares authorized, 21,611,994 and 21,525,412 shares
         issued and outstanding, respectively                                         216,120                           215,254
      Additional paid-in capital                                                  114,702,569                       113,541,408
      Accumulated other comprehensive loss                                            (21,720)                          (18,586)
      Deficit accumulated during development-stage                                (83,943,251)                      (80,074,505)
                                                                               --------------                    --------------
         Total shareholders' equity                                                30,958,718                        33,668,571
                                                                               --------------                    --------------
                                                                               $   36,556,895                    $   39,639,216
                                                                               ==============                    ==============



                                 The accompanying notes are an integral part of these statements

                                      UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                                              (a development-stage company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                               Three Months Ended March 31,           Period from Inception
                                                           ------------------------------------          (June 17, 1994) to
                                                               2003                    2002              March 31, 2003
                                                           ------------            ------------        -------------------
REVENUE:
      Contract research revenue                            $    369,147            $    447,083          $    4,371,367
      Development chemicals                                     561,800                  87,843               1,549,648
      Technology development revenue                            250,000                      --                 432,796
                                                           ------------            ------------          --------------
      Total revenue                                           1,180,947                 534,926               6,353,811
                                                           ------------            ------------          --------------

OPERATING EXPENSES:
      Research and development                                3,927,551               3,849,548              51,157,069
      General and administrative                              1,098,981                 957,856              21,443,128
      Royalty expense                                            87,500                      --                 412,500
                                                           ------------            ------------          --------------
      Total operating expenses                                5,114,032               4,807,404              73,012,697
                                                           ------------            ------------            ------------
      Operating loss                                         (3,933,085)             (4,272,478)            (66,658,886)

INTEREST INCOME                                                  59,563                 128,362               2,114,528
INTEREST EXPENSE                                                   (224)             (1,154,693)             (5,146,955)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                           --                      --             (10,011,780)
OTHER INCOME                                                      5,000                      --                 230,657
                                                           ------------            ------------          --------------
NET LOSS                                                     (3,868,746)             (5,298,809)            (79,472,436)

DEEMED DIVIDEND TO PREFERRED
SHAREHOLDERS                                                         --                      --              (4,470,815)
                                                           ------------            ------------          --------------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                               $ (3,868,746)           $ (5,298,809)         $  (83,943,251)
                                                           ============            ============          ==============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                               $      (0.18)           $      (0.29)
                                                           ============            ============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                    21,543,505              18,435,253
                                                           ============            ============



                            The accompanying notes are an integral part of these statements.

                                          UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                                                  (a development-stage company)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                               Three Months Ended              Period from Inception
                                                                                     March 31,                  (June 17, 1994) to
                                                                            2003                  2002             March 31, 2003
                                                                         -----------          -----------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(3,868,746)         $(5,298,809)         $(79,472,436)
    Non-cash charges to statement of operations:
         Depreciation                                                        514,510              358,952             4,201,590
         Amortization of intangibles                                         423,768              423,768             4,274,711
         Amortization of discounts on Convertible
                Promissory Note                                                   --            1,091,782            14,734,168
         Issuance of Common Stock options and warrants
                for services                                                  12,506                1,709             1,623,066
         Issuance of Common Stock and warrants in connection
                with amended research and license agreements                      --                   --             3,120,329
         Issuance of Common Stock in connection with
                executive compensation                                            --                   --               439,370
         Issuance of redeemable Common Stock, Common Stock
                options and warrants in connection with
                development agreement                                        990,051            1,542,951             9,423,859
         Issuance of Common Stock options and warrants for
                Scientific Advisory Board                                         --                   --             1,947,369
         Issuance of Common Stock in connection with
                License Agreement                                                 --                   --                71,816
         Acquired in-process technology                                           --                   --               350,000
    (Increase) decrease in assets:
         Accounts receivable                                                (218,143)              48,398              (880,965)
         Other current assets                                                 63,288              (10,793)              234,385
         Other assets                                                         (1,010)             (13,000)             (134,773)
    Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                               (85,007)            (315,119)              957,588
         Payable to related parties                                               --                   --               250,000
         Deferred license fees                                               100,000              666,667             4,266,667
         Deferred revenue                                                   (255,000)                  --                67,204
                                                                         -----------          -----------          ------------
Net cash used in operating activities                                     (2,323,783)          (1,503,494)          (34,526,052)
                                                                         -----------          -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                             (338,276)            (780,460)           (7,760,905)
         Purchase of intangibles                                                  --                   --               (25,750)
         Purchases of investments                                         (3,085,000)          (1,446,492)          (35,951,605)
         Proceeds from sale of investments                                   864,192            1,352,000            28,669,560
         Restricted cash                                                          --               20,090                    --
                                                                         -----------          -----------          ------------
Net cash used in investing activities                                     (2,559,084)            (854,862)          (15,068,700)
                                                                         -----------          -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of Common Stock                                   --                   --            31,031,937
         Proceeds from issuance of Preferred Stock                                --                   --             9,137,079
         Proceeds from issuance of Convertible Promissory
                Notes and equity instruments                                      --                   --            15,000,000
         Repayment of Convertible Promissory Notes                                --                   --            (8,819,997)
         Proceeds from the exercise of Common Stock
                options and warrants                                          28,140                   --            14,307,844
         Principal payments on capital lease                                  (1,131)              (1,015)              (12,553)
                                                                         -----------          -----------          ------------
Net cash provided by (used in) financing activities                           27,009               (1,015)           60,644,310
                                                                         -----------          -----------          ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (4,855,858)          (2,359,371)           11,049,558
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            15,905,416            7,883,132                    --
                                                                         -----------          -----------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $11,049,558          $ 5,523,761          $ 11,049,558
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

The Company also sponsors substantial OLED technology research being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Research Agreement between the Company and the Trustees of Princeton University dated October 9, 1997 (as amended, the "1997 Research Agreement") (Note 3). The Company previously sponsored OLED technology research conducted at Princeton University under a Sponsored Research Agreement between the Trustees of Princeton University and American Biomimetics Corporation ("ABC") dated August 1, 1994 (as amended, the "1994 Sponsored Research Agreement"). ABC, a privately held Pennsylvania corporation that is affiliated with the Company, assigned its rights and obligations under the 1994 Sponsored Research Agreement to the Company in October 1995.

Pursuant to a License Agreement between the Trustees of Princeton University and ABC dated August 1, 1994 (as amended, the "1994 License Agreement"), Princeton University granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on a pending patent application of Princeton University relating to OLED technology. Under the 1994 License Agreement, Princeton University further granted ABC similar license rights with respect to patent applications and issued patents arising out of work performed by Princeton University under the 1994 Sponsored Research Agreement. ABC assigned its rights and obligations under the 1994 License Agreement to the Company in June 1995. On October 9, 1997, the Company and Princeton University entered into an Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the "1997 Amended License Agreement") (Note 3). Under the 1997 Amended License Agreement, Princeton University granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. At March 31, 2003, cash and cash equivalents included cash on hand, cash in banks, money market accounts and certificate of deposits.

The Company classifies its investments as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive income
(loss). Gains or losses on securities sold are based on the specific identification method. Investments classified as current have maturity dates of greater then three months but less than one year. Investments classified as long-term have maturity dates greater than one year.

The Company reported unrealized holding losses of $21,720 and $18,586 at March 31, 2003 and December 31, 2002, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $3,871,880 and $5,300,050 for the three months ended March 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents, short-term investments, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

                                           March 31, 2003    December 31, 2002
                                           --------------    -----------------

PD-LD, Inc.                                  $ 1,481,250        $ 1,481,250
Motorola                                      15,469,468         15,469,468
                                             -----------        -----------
                                              16,950,718         16,950,718

Less: Accumulated amortization                (4,274,711)        (3,850,943)
                                             -----------        -----------
Acquired Technology, net                     $12,676,007        $13,099,775
                                             ===========        ===========

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Impairment of Long-Lived Assets

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of March 31, 2003 and December 31, 2002, management of the Company believed that no revision to the remaining useful lives or write-down of the Company's long-lived assets was required.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stock shareholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the three months ended March 31, 2003 and 2002, the effects of the exercise of 8,196,174 and 7,278,203 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

The Company receives non-refundable advanced payments in connection with certain joint development, technology evaluation and license agreements it enters into. Certain of these payments are creditable against future license fees payable under commercial license agreements that the parties may subsequently enter into and are deferred until such license agreements are executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues are recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement. Advanced payments under these agreements that are received under a technology evaluation agreement and are not creditable against license fees are deferred and revenue is recognized over the term of the agreement as technology development revenue.

Research and Development

Expenditures for research and development are charged to operations as incurred.

Recent Accounting Pronouncements

In July 2002, the FASB Issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and had no impact on the Company's financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation had no effect on the Company's financial statements.

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a significant impact on the Company's financial position, results of operations, or liquidity.

In April 2003, the FASB Issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain instruments involving the purchase or sale of certain securities. The Company is still evaluating what effect this Amendment will have on the Company's consolidated financial statements.

Statement of Cash Flow Information

The following non-cash investing and financing activities occurred:

                                                  Three months ended March 31,
                                                 -----------------------------
                                                  2003                   2002
                                                 ------                 ------

Unrealized loss on investments                   $3,134                 $1,241


Stock Options

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25) under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of APB No. 25, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 to its stock option plans. Under APB No. 25, the Company has not recorded any stock-based employee compensation cost associated with the Company's stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                            2003             2002
                                                         -----------      -----------
Net loss applicable to Common shareholders:
   As reported                                           $(3,868,746)     $(5,298,809)

   Add stock-based employee compensation
        expense included in reported net income                   --               --

   Deduct total stock-based employee compensation
        expense determined under fair-value-based
        method for all rewards                              (252,636)        (271,403)
                                                         -----------      -----------
   Pro forma                                              (4,121,382)      (5,570,212)
                                                         ===========      ===========
Basic and diluted net loss per share:
   As reported                                           $     (0.18)     $     (0.29)
   Pro forma                                                   (0.19)           (0.30)

3.       RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. As of March 31, 2003, the Company has funded $1,212,052 of this agreement and is obligated to fund an additional $6,265,941 through July 2007.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and $100,000 in 2002 and
thereafter. Accordingly, the Company accrued $25,000 of royalty expense for the three months ended March 31, 2003. These royalties are charged to research and development expense in the year they become due.

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

4.       ACQUIRED TECHNOLOGY:

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola 72 U.S. patents, 6 U.S. patent applications and additional foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's Common Stock (valued at $4,412,500), 300,000 shares of the Company's Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company's Common Stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate,
(2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's Common Stock. The number of shares of Common Stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's Common Stock over the 10 trading days ending two business days prior to the date the Common Stock is issued. Accordingly, the Company accrued $62,500 of royalty expense for the three months ended March 31, 2003.

5. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE
   AGREEMENT:

On October 1, 2000, the Company entered into a five-year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED technologies with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED materials. In consideration for PPG's services under the agreement, the Company is required to issue shares of its Common Stock and warrants to acquire its Common Stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities the Company is required to issue is subject to adjustment under certain circumstances, as defined in the agreement. In January 2003, the Company amended the Development and License Agreement, providing for additional consideration to PPG for services provided under the agreement, which are to be paid for in cash. The Company records these expenses to research and development as they are incurred.

During the first quarter of each of 2003 and 2002, the Company issued to PPG 305,715 and 344,379 shares of the Company's Common Stock as consideration for services required to be provided by PPG under the Development and License Agreement in 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, respectively, the Company recorded a charge of $523,005 and $820,368 to research and development expense for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the Common Stock earned by PPG as of March 31, 2003 and 2002.

As required under the Development and License Agreement, the Company issued 16,645 shares of Common Stock to PPG in February 2003. The additional shares were issued to PPG based on a final accounting for actual costs incurred by PPG under the agreement through December 31, 2002. Accordingly, the Company accrued $131,329 of additional research and development expense as of December 31, 2002, for these additional shares.

In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company's Common Stock. The number of warrants earned and issued is based on the number of shares of Common Stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company issued warrants to PPG to acquire 361,024 shares of the Company's Common Stock as part of the consideration for services performed by PPG during 2002. The warrants were earned and charged to research and development expenses during 2002, but were not issued until February 2003. The Company will similarly issue warrants to PPG for services performed during 2003 in the first quarter of 2004 and charge the related fair value of the warrants to research and development in 2003 as they are earned.

During the three months ended March 31, 2003 and 2002, the Company recorded charges to research and development expense of $410,987 and $672,220, respectively, for the portion of the warrants that were earned by PPG during these periods. These charges were recorded based on the estimated fair value of the warrants earned. The Company determined the fair value of the warrants earned during each such period using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.350% and 5.443%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 94%, respectively.

The Company is required to grant options to purchase the Company's Common Stock to PPG employees performing services for the Company under the Development and License Agreement. Subject to certain contingencies, all of these options vest one-year from the date of grant and expire 10 years from the date of grant.

On December 17, 2001, the Company granted to PPG employees performing services under the agreement options to purchase 26,333 shares of the Company's Common Stock at an exercise price of $8.56 per share. During the three months ended March 31, 2002, the Company recorded $50,363 in research and development costs related to these options.

On September 23, 2002, the Company granted to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $5.45. During the three months ended March 31, 2003, the Company recorded $56,059 in research and development costs related to these options.

The Company determined the fair value of the options earned during the three months ended March 31, 2003 and 2002, respectively, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.70% and 5.443%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%, respectively.

6.       RESTRICTED CASH AND CONVERTIBLE PROMISSORY NOTES:

In an August 2001 private placement transaction, the Company issued two $7,500,000 notes, each with a maturity date of August 22, 2004 (the "Notes"). The Notes were convertible into shares of the Company's Common Stock at an initial conversion price of $13.97 per share, with such conversion price subject to change based on anti-dilution provisions and other adjustments.

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

The Company's obligations under the Notes were secured by irrevocable letters of credit issued with face amounts equal to the outstanding principal of the related Notes. The $15,000,000 in proceeds from the sale of the Notes was pledged as collateral to the bank issuing the letters of credit. Prior to the conversion and repayment of the Notes, the $15,000,000 in cash proceeds plus accrued but unpaid interest had been classified as restricted cash.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company determined in August 2001 the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 was being amortized as interest expense, using the effective interest method, over the original maturity period of three years. During the three months ended March 31, 2002, the Company recognized a non-cash charge to interest expense of $660,121 for amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the allocation of the proceeds to the Notes, the Company determined in August 2001 that the Notes contained an initial beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded $3,258,468 of BCF in August 2001 as a debt discount. The BCF debt discount was being amortized as interest expense, using the effective interest method, over the original maturity period of three years. During the three months ended March 31, 2002, the Company recognized a non-cash charge to interest expense of $431,661 for amortization of the BCF.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this document that are not historical, such as financial or product forecasts and market growth predictions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Often, though not always, these statements are accompanied by the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions. You are cautioned not to place undue reliance on any forward-looking statements in this document, as they reflect Universal Display Corporation's current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated. These include, but are not limited to, the following: the feasibility and market acceptance of OLEDs for use in commercial product applications; the success of Universal Display Corporation and its research and development partners in accomplishing advances in OLED technologies, including Universal Display Corporation's TOLED, FOLED, PHOLED, P2OLED and Organic Vapor Phase Deposition (OVPD) technologies; the ability of Universal Display Corporation to enter into licensing and other strategic alliances with manufacturers of OLEDs and OLED-containing products; Universal Display Corporation's ability to obtain patent protection for its OLED technologies and to assert these patents against others; and future developments and advances by Universal Display Corporation's competitors in OLED and other display technologies. These and other risks and uncertainties are discussed in greater detail in Universal Display Corporation's periodic reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission, including, in particular, the section entitled "Factors that May Affect Future Results and Financial Condition" in Universal Display Corporation's annual report on Form 10-K for the year ended December 31, 2002. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this document to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

General

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to OLED technologies and associated materials, and in attempting to commercialize these technologies and materials. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $83,943,251 as of March 31, 2003. The rate of loss is expected to increase as the Company's activities increase, and losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve, from the commercial licensing of its OLED technologies and sale of its OLED materials, revenues that are sufficient to support its operations.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The Company had a net loss of $ 3,868,746 (or $0.18 per share) for the quarter ended March 31, 2003, compared to a net loss of $5,298,809 (or $0.29 per share) for the same period in 2002. The decrease in net loss is primarily attributed to the following:

    o    an  increase in revenues; and

    o a decrease in interest expense as a result of the conversion and repayment of convertible promissory notes in September 2002, which is described in greater detail in Note 6 of the Notes to Consolidated Financial Statements.

The Company earned $369,147 in contract research revenue from the U.S. Government in the quarter ended March 31, 2003, compared to $447,083 for the same period in 2002. In the quarter ended March 31,2003, the Company had five existing government contracts and one new government contract, four of which were in the early stages of performance. In the first quarter of 2002, 50% of the contract revenue was generated from one contract, which was completed in December 2002. In the quarter ended March 31, 2003, contract research revenue was mainly derived from the following government contracts:

    o $105,412 recognized under a 24-month, $729,158 SBIR Phase II contract received from the Department of Defense ("DoD"), which commenced in February 2001 and was completed in February 2003,

    o $158,007 recognized under a 24-month, $2,013,725 cooperative agreement received from the U.S. Army Research Laboratories ("ARL"), which commenced in August 2002, and

    o $49,889 recognized under a $49,889 Option to Extend an SBIR Phase I contract received from the U.S. Department of the Army.

The Company earned $561,800 from its sales of OLED materials for evaluation purposes in the quarter ended March 31, 2003, compared to $87,843 for the same period in 2002. The increase in this amount is mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including the Company's current joint development partners.

The Company recognized $250,000 in technology development revenue from deferred revenue in connection with a technology and development evaluation agreement, which commenced in October 2002. There were no such agreements in effect for the same period in 2002.

The Company incurred research and development expenses of $3,927,551 for the quarter ended March 31, 2003, compared to $3,849,548 for the same period 2002. The increase in these expenses was primarily a result of further development and operation of the Company's facility in Ewing, New Jersey.

General and administrative expenses for the Company were $1,098,981 for the quarter ended March 31, 2003, compared to $957,856 for same period in 2002. The increase in these expenses is mainly due to increased salaries, the hiring of an additional employee and increased costs of operations, including increases in shareholder services, corporate and employee insurance premiums and depreciation.

The Company's interest expense was $224 for the quarter ended March 31, 2003, compared to $1,154,693 for the same period in 2002. The decrease is a result of the conversion and repayment of convertible promissory notes in September 2002. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $11,049,558, short-term investments of $6,114,304 and long-term investments of $1,146,021. This compares to cash and cash equivalents of $15,905,416, short-term investments of $4,662,898 and long-term investments of $379,753 as of December 31, 2002.

In the quarter ended March 31, 2003, the cash used in operating activities was $2,323,783 as compared to $1,503,494 for the same period in 2002. The increased use of cash in operating activities is mainly due to an increase in accounts receivable and a decrease in deferred revenue. In the quarter ended March 31, 2003, the Company received no non-refundable cash payments in connection with its joint development and technology evaluation agreements. For the same period in 2002, the Company received non-refundable cash payments of $666,667. All amounts received under these agreements have been recorded as unearned revenue.

Working capital decreased to $15,663,196 at March 31, 2003 from working capital of $18,541,596 at December 31, 2002. The net decrease is due primarily to the use of cash in operating activities and the investment of cash in long term investments.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations into 2004. Management believes that potential additional financing sources for the Company include long-term and short-term borrowings, public and private sales of the Company's equity and debt securities and receipt of cash upon the exercise of warrants. It should be noted, however, that substantial additional funds will be required in the future for research, development and commercialization of the Company's OLED technologies and OLED materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. For example, under the Company's Research Agreement with Princeton University, the Company is required to pay Princeton University up to $1,495,599 per year through July 2007. There can be no assurance that additional funds will be available to the Company when needed, on commercially reasonable terms or at all.

Critical Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of critical accounting policies. During the three months ended March 31, 2003, there were no material changes to these policies.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings of a material nature.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders in the first quarter of 2003.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following is a list of the exhibits filed as part of this report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated by footnote.

         Exhibit
         Number                     Description
         ------                     -----------

         3.1      Articles of Incorporation of the Company

         10.42    Equity Compensation Plan (1)

         10.43# Change in Control Agreement between the Company and Sherwin I. Seligsohn dated as of April 28, 2003

         10.44# Change in Control Agreement between the Company and Steven V. Abramson dated as of April 28, 2003

         10.45# Change in Control Agreement between the Company and Sidney D. Rosenblatt dated as of April 28, 2003

         10.46# Change in Control Agreement between the Company and Julia J. Brown dated as of April 28, 2003

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         ______________

         Explanation of Footnotes to Listing of Exhibits:

         #        Management contract or compensatory plan or arrangement

         (1) Incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual Meeting of Shareholders, filed with the SEC on April 28, 2003.

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, filed with the SEC on March 31, 2003, reporting Items 7 and 12, and containing, as an exhibit, a press release announcing the Company's 2002 year-end results.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNIVERSAL DISPLAY CORPORATION



Date:    May 13, 2003                        By:   Sidney D. Rosenblatt
                                                --------------------------------
                                                   Sidney D. Rosenblatt
                                                   Executive Vice President and
                                                    Chief Financial Officer

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



Date:    May 13, 2003                        By:   Sherwin I. Seligsohn
                                                --------------------------------
                                                   Sherwin I. Seligsohn
                                                   Chairman of the Board and
                                                     Chief Executive Officer

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



Date:    May 13, 2003                        By:   Sidney D. Rosenblatt
                                                --------------------------------
                                                   Sidney D. Rosenblatt
                                                   Executive Vice President and
                                                     Chief Financial Officer