Form 10-Q
period 2003-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2003-08-13
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       or

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

As of August 11, 2003, the registrant had outstanding 21,953,265 shares of Common Stock.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002          3

        Consolidated Statements of Operations - Three months ended June 30,
           2003 and 2002 and inception to June 30, 2003 (unaudited)                            4

        Consolidated Statements of Operations - Six months ended June 30, 2003
           and 2002 and inception to June 30, 2003 (unaudited)                                 5

        Consolidated Statements of Cash Flows - Six months ended June 30, 2003
           and 2002 and inception to June 30, 2003 (unaudited)                                 6

        Notes to Consolidated Financial Statements (unaudited)                                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                                             13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            16

ITEM 4. CONTROLS AND PROCEDURES                                                               16


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                     16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                             17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                       17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   17

ITEM 5. OTHER INFORMATION                                                                     17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                      17



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS



                                           ASSETS
                                                                                  June 30, 2003     December 31, 2002
                                                                                   (unaudited)
                                                                                  -------------     -----------------

CURRENT ASSETS:
      Cash and cash equivalents                                                   $   7,676,427       $   15,905,416
      Short-term investments                                                          5,933,951            4,662,898
      Accounts receivable                                                               616,020              662,822
      Prepaids and other current assets                                                 336,533              177,219
                                                                                  -------------       --------------
         Total current assets                                                        14,562,931           21,408,355

PROPERTY AND EQUIPMENT, net                                                           4,125,910            4,617,570
AQUIRED TECHNOLOGY, net                                                              12,252,239           13,099,775
INVESTMENTS                                                                           3,819,799              379,753
OTHER ASSETS                                                                            134,773              133,763
                                                                                  -------------       --------------
                                                                                  $  34,895,652       $   39,639,216
                                                                                  =============       ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Capital lease obligations                                                   $       4,931       $        4,713
      Accounts payable                                                                  819,659              388,286
      Accrued expenses                                                                  982,876            1,084,889
      Deferred license fees                                                           1,166,667            1,066,667
      Deferred revenue                                                                  317,204              322,204
                                                                                  -------------       --------------
         Total current liabilities                                                    3,291,337            2,866,759
                                                                                  -------------       --------------
CAPITAL LEASE OBLIGATIONS                                                                 1,376                3,886
DEFERRED LICENSE FEES                                                                 3,100,000            3,100,000
                                                                                  -------------       --------------
         Total liabilities                                                            6,392,713            5,970,645

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
      Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
         200,000 shares Series A Nonconvertible Preferred Stock issued and
         Outstanding (liquidation value of $7.50 per share or $1,500,000),
         300,000 shares Series B Convertible Preferred Stock issued and outstanding (liquidation value of $21.48 per share or $6,444,000),
         5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock
         authorized and none outstanding                                                  5,000                5,000
      Common Stock, par value $.01 per share, 50,000,000
         shares authorized, 21,767,404 and 21,525,412 shares issued and
         outstanding, respectively                                                      217,674              215,254
      Additional paid-in capital                                                    116,331,806          113,541,408
      Accumulated other comprehensive loss                                              (15,296)             (18,586)
      Deficit accumulated during development-stage                                  (88,036,245)         (80,074,505)
                                                                                  -------------       --------------
         Total shareholders' equity                                                  28,502,939           33,668,571
                                                                                  -------------       --------------
                                                                                  $  34,895,652       $   39,639,216
                                                                                  =============       ==============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended June 30,        Period from Inception
                                                  -------------------------------        (June 17, 1994) to
                                                       2003              2002               June 30, 2003
                                                  ------------      -------------       ---------------------
REVENUE:
      Contract research revenue                    $   468,206       $    364,976           $   4,839,573
      Development chemicals                            631,750             90,050               2,181,398
      Technology development revenue                   250,000                 --                 682,796
                                                  ------------       ------------           -------------
      Total revenue                                  1,349,956            455,026               7,703,767
                                                  ------------       ------------           -------------
OPERATING EXPENSES:
      Research and development                       4,180,697          3,762,970              55,337,766
      General and administrative                     1,239,481          1,320,303              22,682,609
      Royalty expense                                   87,500                 --                 500,000
                                                  -----------        ------------           -------------
      Total operating expenses                       5,507,678          5,083,273              78,520,375
                                                  ------------       ------------           -------------
      Operating loss                                (4,157,722)        (4,628,247)            (70,816,608)

INTEREST INCOME                                         53,890            118,936               2,168,418
INTEREST EXPENSE                                          (194)        (1,068,476)             (5,147,149)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                  --                 --             (10,011,780)
OTHER INCOME                                            11,032                 --                 241,689
                                                  ------------       ------------           -------------
NET LOSS                                            (4,092,994)        (5,577,787)            (83,565,430)

DEEMED DIVIDEND TO PREFERRED
SHAREHOLDERS                                                --                --               (4,470,815)
                                                  -------------      ------------           -------------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                       $(4,092,994)      $ (5,577,787)           $(88,036,245)
                                                  =============      ============           =============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                      $      (0.19)      $      (0.31)
                                                  =============      ============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                           21,654,133         18,183,254
                                                  =============      ============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Six Months Ended June 30,           Period from Inception
                                                  ---------------------------------       (June 17, 1994) to
                                                        2003              2002              June 30, 2003
                                                  ------------       ------------        ---------------------
 REVENUE:
       Contract research revenue                  $    837,353       $    812,059           $   4,839,573
       Development chemicals                         1,193,550            177,893               2,181,398
       Technology development revenue                  500,000                 --                 682,796
                                                  ------------       ------------           -------------
       Total revenue                                 2,530,903            989,952               7,703,767
                                                  ------------       ------------           -------------
 OPERATING EXPENSES:
       Research and development                      8,108,248          7,616,797              55,337,766
       General and administrative                    2,338,462          2,273,539              22,682,609
       Royalty expense                                 175,000                 --                 500,000
                                                  ------------       ------------           -------------
       Total operating expenses                     10,621,710          9,890,336              78,520,375
                                                  ------------       ------------           -------------
       Operating loss                               (8,090,807)        (8,900,384)            (70,816,608)

 INTEREST INCOME                                       113,453            247,298               2,168,418
 INTEREST EXPENSE                                         (418)        (2,223,510)             (5,147,149)
 DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                 --                 --             (10,011,780)
 OTHER INCOME                                           16,032                 --                 241,689
                                                  ------------       ------------           -------------
 NET LOSS                                           (7,961,740)       (10,876,596)            (83,565,430)

 DEEMED DIVIDEND TO PREFERRED
 SHAREHOLDERS                                               --                --               (4,470,815)
                                                  ------------       ------------           -------------
 NET LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS                                     $ (7,961,740)      $(10,876,596)          $ (88,036,245)
                                                  ============       ============           =============
 BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                                     $      (0.37)      $      (0.60)
                                                  ============       ============
 WEIGHTED AVERAGE SHARES USED
 IN COMPUTING BASIC AND DILUTED
 NET LOSS PER COMMON SHARE                          21,595,360         18,181,230
                                                  ============       ============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended June 30,     Period from Inception
                                                                           --------------------------------    (June 17, 1994) to
                                                                               2003              2002             June 30, 2003
                                                                           ------------      -------------    ---------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                           $ (7,961,740)     $ (10,876,596)       $  (83,565,430)
        Non-cash charges to statement of operations:
           Depreciation                                                       1,039,833            823,605             4,726,913
           Amortization of intangibles                                          847,536            847,536             4,698,479
           Amortization of discounts on Convertible Promissory Note                  --          2,096,442            14,734,168
           Issuance of Common Stock options and warrants for services            25,254             91,022             1,635,814
           Issuance of Common Stock and warrants in connection
               with amended research and license agreements                          --                 --             3,120,329
           Issuance of Common Stock in connection with
               executive compensation                                                --             16,150               439,370
           Issuance of redeemable Common Stock, Common Stock options and
               warrants in connection with development agreement              2,294,468          2,852,777            10,728,276
           Issuance of Common Stock options and warrants for
               Scientific Advisory Board                                             --                 --             1,947,369
           Issuance of Common Stock in connection with License Agreement             --                 --                71,816
           Acquired in-process  technology                                           --                 --               350,000
        (Increase) decrease in assets:
           Accounts receivable                                                   46,802             90,263              (616,020)
           Other current assets                                                (159,314)           (60,849)               11,783
           Other assets                                                          (1,010)           (19,851)             (134,773)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                460,690           (580,560)            1,503,285
           Payable to related parties                                                --                 --               250,000
           Deferred license fees                                                100,000                 --             4,266,667
           Deferred  revenue                                                     (5,000)           616,667               317,204
                                                                           ------------      -------------        --------------
   Net cash used in operating activities                                     (3,312,481)        (4,103,394)          (35,514,750)
                                                                           ------------      -------------        --------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of equipment                                                 (548,173)          (974,659)           (7,970,802)
        Purchase of intangibles                                                      --                 --               (25,750)
        Purchases of investments                                             (7,410,000)        (2,511,506)          (40,276,605)
        Proceeds from sale of  investments                                    2,702,192          4,051,585            30,507,560
        Restricted cash                                                              --             42,633                    --
                                                                           ------------      -------------        --------------
   Net cash (used in) provided by investing activities                       (5,255,981)           608,053           (17,765,597)
                                                                           ------------      -------------        --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of Common Stock                                       --                 --            31,031,937
        Proceeds from issuance of Preferred  Stock                                   --                 --             9,137,079
        Proceeds from issuance of Convertible Promissory
           Notes and equity instruments                                              --                 --            15,000,000
        Repayment of Convertible Promissory Notes                                    --                 --            (8,819,997)
        Proceeds from the exercise of Common Stock options and warrants         341,765             17,750            14,621,469
        Principal payments on capital lease                                      (2,292)            (2,057)              (13,714)
                                                                           ------------      -------------        --------------
   Net cash provided by financing activities                                    339,473             15,693            60,956,774
                                                                           ------------      -------------        --------------
   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (8,228,989)        (3,479,648)            7,676,427
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            15,905,416          7,883,132                    --
                                                                           ------------      -------------        --------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  7,676,427      $   4,403,484        $    7,676,427
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. At June 30, 2003, cash and cash equivalents included cash on hand, cash in banks, money market accounts and certificate of deposits.

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

The Company reported unrealized holding losses of $15,296 and $18,586 at June 30, 2003 and December 31, 2002, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $7,958,450 and $10,874,162 for the six months ended June 30, 2003 and 2002, respectively and $4,086,320 and $5,574,113 for the three months ended June 30, 2003 and 2002, respectively.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

                                         June 30, 2003       December 31, 2002
                                         --------------      -----------------

PD-LD, Inc.                               $  1,481,250          $  1,481,250
Motorola                                    15,469,468            15,469,468
                                          ------------          ------------
                                            16,950,718            16,950,718

Less: Accumulated amortization              (4,698,479)           (3,850,943)
                                          ------------          ------------
Acquired Technology, net                  $ 12,252,239          $ 13,099,775
                                          ============          ============


Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stock shareholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the three and six months ended June 30, 2003 and 2002, the effects of the exercise of 8,120,924 and 7,303,703 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure," which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. As such, the disclosure requirements have been incorporated in the Company's financial statements.

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

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of the Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company has not yet determined the impact on the Company's financial statements.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of APB No. 25, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No. 123 and 148 to its stock option plans. Under APB No. 25, the Company has not recorded any stock-based employee compensation cost associated with the Company's stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans:


                                                          Three months ended June 30,
                                                          ---------------------------
                                                              2003           2002
                                                          -----------    -----------
Net loss applicable to Common shareholders:
      As reported                                         $(4,092,994)   $(5,577,787)

      Add stock-based employee compensation
         expense included in reported net income                   --             --

      Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards                              (239,229)      (274,887)
                                                          -----------    -----------
      Pro forma                                           $(4,332,223)   $(5,852,674)
                                                          ===========    ===========

Basic and diluted net loss per share:
      As reported                                         $     (0.19)   $     (0.31)
      Pro forma                                                 (0.20)         (0.32)



                                                           Six months ended June 30,
                                                          --------------------------
                                                              2003           2002
                                                          -----------    -----------



Net loss applicable to Common shareholders:
      As reported                                         $(7,961,740)   $(10,876,596)

      Add stock-based employee compensation
         expense included in reported net income                   --              --

      Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards                              (491,865)       (546,290)
                                                          ------------   -------------
      Pro forma                                           $(8,453,605)   $(11,422,886)
                                                          ============   =============

Basic and diluted net loss per share:
      As reported                                         $     (0.37)   $      (0.60)
      Pro forma                                                 (0.39)          (0.63)



3. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. As of June 30, 2003, the Company has funded $1,504,855 of this agreement and is obligated to fund an additional $5,973,138 through July 2007.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and $100,000 in 2002 and
thereafter. Accordingly, the Company accrued $50,000 of royalty expense for the six months ended June 30, 2003. These royalties are charged to research and development expense in the year they become due.

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola 72 U.S. patents, 6 U.S. patent applications and additional foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's Common Stock, valued at $4,412,500, 300,000 shares of the Company's Series B Convertible Preferred Stock ("Series B"), valued at $6,618,750, and a warrant to purchase 150,000 shares of the Company's Common Stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate,
(2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola royalties on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's Common Stock. The number of shares of Common Stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's Common Stock over the 10 trading days ending two business days prior to the date the Common Stock is issued. Accordingly, the Company accrued $125,000 of royalty expense for the six months ended June 30, 2003.

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

During each respective first quarter of 2003 and 2002, the Company issued to PPG 305,715 and 344,379 shares of the Company's Common Stock as consideration for services required to be provided by PPG under the Development and License Agreement in 2003 and 2002, respectively. During the six months ended June 30, 2003 and 2002, respectively, the Company recorded a charge of $1,212,508 and $1,529,977 to research and development expense for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the Common Stock earned by PPG.

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

During the six months ended June 30, 2003 and 2002, the Company recorded charges to research and development expense of $956,932 and $1,238,847, respectively, for the portion of the warrants that were earned by PPG during these periods. These charges were recorded based on the estimated fair value of the warrants earned. The Company determined the fair value of the warrants earned during each such period using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.030-3.350% and 4.520-5.443%, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 94%, respectively.

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

On September 23, 2002, the Company granted to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $5.45. During the six months ended June 30, 2003, the Company recorded $125,029 in research and development costs related to these options.

The Company determined the fair value of the options earned during the six months ended June 30, 2003 and 2002, respectively, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.70% and 4.520-5.443%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%, respectively.

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

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company determined in August 2001 the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 was being amortized as interest expense, using the effective interest method, over the original maturity period of three years. During the six months ended June 30, 2002, the Company recognized a non-cash charge to interest expense of $1,270,675 for amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the allocation of the proceeds to the Notes, the Company determined in August 2001 that the Notes contained an initial beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the Common Stock that was issuable upon conversion. Accordingly, the Company recorded $3,258,468 of BCF in August 2001 as a debt discount. The BCF debt discount was being amortized as interest expense, using the effective interest method, over the original maturity period of three years. During the six months ended June 30, 2002, the Company recognized a non-cash charge to interest expense of $825,767 for amortization of the BCF.

7. SHAREHOLDERS' EQUITY

The following table summarizes the shareholders' equity activity from January 1, 2003 through June 30, 2003:


                                  Preferred Stock,
                                 Series A & Series B        Common Stock        Additional      Accumulated
                                 -------------------    -------------------       Paid-In     Deficit and Other
                                  Shares     Amount      Shares      Amount       Capital    Comprehensive Loss   Total Equity
                                 --------- ---------  -----------  ---------  -------------  ------------------   -----------
BALANCE, JANUARY 1, 2003           500,000    $5,000   21,525,412   $215,254    113,541,408       $(80,093,091)    $33,668,571
Exercise of Common Stock
  options and warrants                  --        --       83,500        835        340,930                 --         341,765
Issuance of Common Stock
  options to non-employees              --        --           --         --         25,254                 --          25,254
Issuance of Common Stock,
  options and warrants in
  connection with Development
  Agreements                            --        --      158,492      1,585      2,424,214                 --       2,425,799 (A)
Unrealized gain on available-
  for-sales securities                  --        --           --         --             --              3,290           3,290
Net loss                                --        --           --         --             --         (7,961,740)     (7,961,740)
                                 ---------  --------  ----------- ----------  -------------  ------------------  -------------
BALANCE, JUNE 30, 2003             500,000   $ 5,000   21,767,404  $ 217,674   $116,331,806       $(88,051,541)    $28,502,939
                                 =========  ========  =========== ==========  =============  ==================  =============

     (A) As in accordance with the PPG Development Agreement (See Note 5), the Company issued Common Stock, warrants and options to PPG for the six months ended June 30, 2003.

8. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this document that are not historical, such as financial or product forecasts and market growth predictions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Often, though not always, these statements are accompanied by the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions. You are cautioned not to place undue reliance on any forward-looking statements in this document, as they reflect Universal Display Corporation's current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated. These include, but are not limited to, the following: the feasibility and market acceptance of OLEDs for use in commercial product applications; the success of Universal Display Corporation and its research and development partners in accomplishing advances in OLED technologies, including Universal Display Corporation's TOLED(TM), FOLED(TM), PHOLED(TM), P(2)OLED(TM) and Organic Vapor Phase Deposition (OVPD) technologies; the ability of Universal Display Corporation to enter into licensing and other strategic alliances with manufacturers of OLEDs and OLED-containing products; Universal Display Corporation's ability to obtain patent protection for its OLED technologies and to assert these patents against others; and future developments and advances by Universal Display Corporation's competitors in OLED and other display technologies. These and other risks and uncertainties are discussed in greater detail in Universal Display Corporation's periodic reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission, including, in particular, the section entitled "Factors that May Affect Future Results and Financial Condition" in Universal Display Corporation's annual report on Form 10-K for the year ended December 31, 2002. Universal Display Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this document to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

General

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to OLED technologies and associated materials, and in attempting to commercialize these technologies and materials. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $88,036,245 as of June 30, 2003. Losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve, from the commercial licensing of its OLED technologies and sale of its OLED materials, revenues that are sufficient to support its operations.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company had a net loss of $4,092,994 (or $0.19 per share) for the quarter ended June 30, 2003, compared to a net loss of $5,577,787 (or $0.31 per share) for the same period in 2002. The decrease in net loss is primarily attributed to the following:

   o  an increase in revenues; and

   o a decrease in interest expense as a result of the conversion and repayment of convertible promissory notes in September 2002, which is described in greater detail in Note 6 of the Notes to Consolidated Financial Statements.

The Company earned $468,206 in contract research revenue from the U.S. Government in the quarter ended June 30, 2003, compared to $364,976 for the same period in 2002. In the quarter ended June 30, 2003, contract revenue was generated from four existing government contracts, two of which were completed in the second quarter, as well as one new government contract. In the second quarter of 2002, approximately 60% of the contract revenue was generated from one contract, which was completed in December 2002. In the quarter ended June 30, 2003, contract research revenue was mainly derived from the following government contracts:

   o $153,317 recognized under two 11-month SBIR Phase I grants, totaling $200,000 received from the Department of Energy, which commenced in July 2002 and were completed in June 2003,

   o $109,846 recognized under a 24-month, $1,963,725 cooperative agreement received from the U.S. Army Research Laboratories ("ARL"), which commenced in August 2002 and,

   o $156,768 recognized under a $729,997 SBIR Phase II contract received from the U.S. Department of the Army, which commenced in January 2003.

The Company earned $631,750 from its sales of OLED materials for evaluation purposes in the quarter ended June 30, 2003, compared to $90,050 for the same period in 2002. The increase in this amount is mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including the Company's current joint development partners.

The Company recognized $250,000 in technology development revenue from deferred revenue in connection with a technology and development evaluation agreement, which commenced in October 2002. There were no such agreements in effect for the same period in 2002.

The Company incurred research and development expenses of $4,180,697 for the quarter ended June 30, 2003, compared to $3,762,970 for the same period 2002. The increase in these expenses was primarily a result of the following:

   o increased expenses incurred to Princeton University, under the amended 1997 Research Agreement (see Note 3),

   o  increased expenses relating to patent and other related costs, and

   o the further development and operation of the Company's facility in Ewing, New Jersey.

The Company's interest expense was $194 for the quarter ended June 30, 2003, compared to $1,068,476 for the same period in 2002. The decrease is a result of the conversion and repayment of convertible promissory notes in September 2002. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The Company had a net loss of $7,961,740 (or $0.37 per share) for the six months ended June 30, 2003, compared to a net loss of $10,876,596 (or $0.60 per share) for the same period in 2002. The decrease in net loss is primarily attributed to the following:

   o  an increase in revenues; and

   o a decrease in interest expense as a result of the conversion and repayment of convertible promissory notes in September 2002, which is described in greater detail in Note 6 of the Notes to Consolidated Financial Statements.

The Company earned $837,353 in contract research revenue from the U.S. Government in the six months ended June 30, 2003, compared to $812,059 for the same period in 2002. In the six months ended June 30, 2003, contract revenue was derived form six existing government contracts and options, of which four were completed by the end of the second quarter and two new contracts awarded in the first and second quarters. For the same period in 2002, over 60% of the contract revenue was generated from one contract, which was completed in December 2002. In the six months ended June 30, 2003, contract research revenue was mainly derived from the following government contracts:

   o $105,412 recognized under a 24-month, $729,158 SBIR Phase II contract received from the Department of Defense ("DoD"), which commenced in February 2001 and was completed in February 2003,

   o $173,868 recognized under two 11-month SBIR Phase I grants, totaling $200,000 received from the Department of Energy, which commenced in July 2002 and were completed in June 2003,

   o $267,853 recognized under a 24-month, $1,963,725 cooperative agreement received from the U.S. Army Research Laboratories ("ARL"), which commenced in August 2002,

   o $156,768 recognized under a $729,997 SBIR Phase II contract received from the U.S. Department of the Army, which commenced in January 2003.

   o $58,208 recognized under a $69,850 SBIR Phase I contract received from the U.S Department of the Army, which commenced in February 2003.

The Company earned $1,193,550 from its sales of OLED materials for evaluation purposes in the six months ended June 30, 2003, compared to $177,893 for the same period in 2002. The increase in this amount is mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including the Company's current joint development partners.

The Company recognized $500,000 in technology development revenue from deferred revenue in connection with a technology and development evaluation agreement, which commenced in October 2002. There were no such agreements in effect for the same period in 2002.

The Company incurred research and development expenses of $8,108,248 for the six months ended June 30, 2003, compared to $7,616,797 for the same period 2002. The increase in these expenses was primarily a result of:

   o increased expenses incurred to Princeton University, under the amended 1997 Research Agreement (see Note 3),

   o  increased expenses relating to patent and other related costs, and

   o the further development and operation of the Company's facility in Ewing, New Jersey.

The Company's interest expense was $418 for the six months ended June 30, 2003, compared to $2,223,510 for the same period in 2002. The decrease is a result of the conversion and repayment of convertible promissory notes in September 2002. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash and cash equivalents of $7,676,427, short-term investments of $5,933,951 and long-term investments of $3,819,799, for a total of $17,430,177. This compares to cash and cash equivalents of $15,905,416, short-term investments of $4,662,898 and long-term investments of $379,753, for a total of $20,948,067, as of December 31, 2002.

In the six months ended June 30, 2003, the cash used in operating activities was $3,312,481 as compared to $4,103,394 for the same period in 2002. The decreased use of cash in operating activities is partly due to a decrease in the net loss for the six months ended June 30, 2003. In addition, accounts payable and accrued expenses increased in the six months ended June 30, 2003 as compared to the same period in 2002. In the six months ended June 30, 2003, the Company received $100,000 cash payments in connection with its joint development and technology evaluation agreements. For the same period in 2002, the Company received non-refundable cash payments of $666,667. All amounts received under these agreements have been recorded as unearned revenue.

Working capital decreased to $11,271,594 at June 30, 2003 from working capital of $18,541,596 at December 31, 2002. The net decrease is due primarily to the use of cash in operating activities and the investment of cash in long term investments.

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

Critical Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of critical accounting policies. During the six months ended June 30, 2003, there were no material changes to these policies.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of the end of the period covered by this report, that the Company's disclosure controls and procedures have effectively achieved their designed purpose of ensuring that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is:

     (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

     (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings of a material nature.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2003 Annual Meeting of Shareholders on June 26, 2003.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The number of votes represented at the annual meeting, in person or by proxy, was 21,599,585. In determining this number, abstentions and shares held by brokers who have notified the Company that they lack voting authority with respect to any matter (referred to herein as "broker non-votes") were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

         1. Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:


                                                                                            Percentage FOR of Total
Name                              Number of Votes FOR        Number of Votes WITHHELD             Votes Cast*
------------------------           -----------------            -------------------            -----------------
Steven V. Abramson                    19,811,289                     1,014,732                        95
Leonard Becker                        19,805,033                     1,020,988                        95
Elizabeth H. Gemmill                  19,805,033                     1,020,988                        95
C. Keith Hartley                      19,805,033                     1,020,988                        95
Lawrence Lacerte                      20,095,333                       730,688                        96.4
Sidney D. Rosenblatt                  19,811,289                     1,014,732                        95
Sherwin I. Seligsohn                  19,811,289                     1,014,732                        95

* Broker non-votes are not considered votes "cast" with respect to the election of directors.

         2. Proposal to Amend and Restate the Company's Stock Option Plan. The result of the vote tabulated at the meeting for the ratification and approval of the aforementioned proposal was as follows:

                                                                                                        Percentage FOR of Total
              Number of Votes FOR           Number of Votes AGAINST        Number of ABSTENTIONS              Votes Cast*
              -------------------           -----------------------        ---------------------        -----------------------
                   18,631,011                      2,077,836                      117,174                         89.4

* Abstentions with respect to this proposal have the effect of a negative vote. Broker non-votes are not considered votes "cast" with respect to this proposal.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following is a list of the exhibits filed as part of this report.

         Exhibit
         Number                     Description
         ------                     -----------
         10.47*   Amendment Number 4 to the Development and License Agreement between PPG Industries, Inc. and the
                  Company, dated as of April 11, 2003.

         31.1*    Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule
                  15d-14(a).

         31.2*    Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule
                  15d-14(a).

         32.1*    Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule
                  15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed "filed" for purposes of
                  Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

         32.2*    Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule
                  15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed "filed" for purposes of
                  Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

-----------

         * Filed herewith.

(b) Reports on Form 8-K:

Current Report on Form 8-K, furnished to the SEC on May 13, 2003, reporting Items 7 and 9, and containing, as an exhibit, a press release announcing the Company's financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNIVERSAL DISPLAY CORPORATION



Date: August 13, 2003                 By:  Sidney D. Rosenblatt
                                           ----------------------------------
                                           Sidney D. Rosenblatt
                                           Executive Vice President and Chief
                                           Financial Officer