Form 10-Q
period 2003-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2003-11-10
CIK 1005284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

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

As of November 4, 2003, the registrant had outstanding 24,066,485 shares of Common Stock.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002         1

         Consolidated Statements of Operations - Three months ended September 30, 2003
            and 2002 (unaudited)                                                                    2

         Consolidated Statements of Operations - Nine months ended September 30, 2003
            and 2002 and inception to September 30, 2003 (unaudited)                                3

         Consolidated Statements of Cash Flows - Nine months ended September 30, 2003
            and 2002 and inception to September 30, 2003 (unaudited)                                4

         Notes to Consolidated Financial Statements (unaudited)                                     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                           12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 16

ITEM 4. CONTROLS AND PROCEDURES                                                                    16


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                          16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                            16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        16

ITEM 5. OTHER INFORMATION                                                                          16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                           17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                                                       September 30, 2003         December 31,
                                                                                          (unaudited)                 2002
                                                                                     -------------------        ----------------
CURRENT ASSETS:
      Cash and cash equivalents                                                          $   21,658,422            $ 15,905,416
      Short-term investments                                                                  5,347,865               4,662,898
      Accounts receivable                                                                       609,148                 662,822
      Inventory                                                                                  28,812                      --
      Other current assets                                                                      207,946                 177,219
                                                                                         --------------            ------------
         Total current assets                                                                27,852,193              21,408,355

PROPERTY AND EQUIPMENT, net                                                                   3,981,509               4,617,570
AQUIRED TECHNOLOGY, net                                                                      11,828,471              13,099,775
INVESTMENTS                                                                                   3,710,838                 379,753
OTHER ASSETS                                                                                    134,773                 133,763
                                                                                         --------------            ------------
                                                                                         $   47,507,784            $ 39,639,216
                                                                                         ==============            ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Capital lease obligations                                                          $        5,113            $      4,713
      Accounts payable                                                                          442,265                 388,286
      Accrued expenses                                                                        1,146,547               1,084,889
      Deferred license fees                                                                   1,266,667               1,066,667
      Deferred revenue                                                                           67,204                 322,204
                                                                                         --------------            ------------
         Total current liabilities                                                            2,927,796               2,866,759
                                                                                         --------------            ------------
CAPITAL LEASE OBLIGATIONS                                                                            --                   3,886
DEFERRED LICENSE FEES                                                                         3,100,000               3,100,000
                                                                                         --------------            ------------
         Total liabilities                                                                    6,027,796               5,970,645

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
      Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
         200,000 shares Series A Nonconvertible Preferred Stock issued and
         Outstanding (liquidation value of $7.50 per share or $1,500,000),
         300,000 shares Series B Convertible Preferred Stock issued and outstanding (liquidation value of $21.48 per share or $6,444,000),
         5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock
         authorized and none outstanding                                                          5,000                   5,000
      Common Stock, par value $.01 per share, 50,000,000
         shares authorized, 23,879,753 and 21,525,412 shares issued and
         outstanding, respectively                                                              238,798                 215,254
      Additional paid-in capital                                                            133,983,125             113,541,408
      Accumulated other comprehensive loss                                                      (18,505)                (18,586)
      Deficit accumulated during development-stage                                          (92,728,430)            (80,074,505)
                                                                                         --------------            ------------
         Total shareholders' equity                                                          41,479,988              33,668,571
                                                                                         --------------            ------------
                                                                                         $   47,507,784            $ 39,639,216
                                                                                         ==============            ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended September 30,
                                                            --------------------------------------
                                                                 2003                    2002
                                                            -------------           --------------
REVENUE:
          Contract research                                 $    267,860            $     331,138
          Development chemicals                                  303,725                  254,936
          Commercial chemicals                                    19,890                      --
          License fees                                            46,410                      --
          Technology development fees                          1,450,000                      --
                                                            ------------            -------------
          Total revenue                                        2,087,885                  586,074

COSTS AND EXPENSES:
          Cost of chemicals sold                                  37,003                   13,061
          Research and development                             4,385,019                3,908,777
          General and administrative                           1,298,880                1,077,341
          Royalty expense                                         87,500                   25,000
                                                            ------------            -------------
          Total operating expenses                             5,808,402                5,024,179
                                                            ------------            -------------
          Operating loss                                      (3,720,517)              (4,438,105)

INTEREST INCOME                                                   57,883                  111,300
INTEREST EXPENSE                                                    (161)                (651,325)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                            --              (10,011,780)
                                                            ------------            -------------
NET LOSS                                                      (3,662,795)             (14,989,910)

DEEMED DIVIDEND TO PREFERRED
SHAREHOLDERS                                                  (1,034,302)              (1,953,479)
                                                            ------------            -------------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                                $ (4,697,097)           $ (16,943,389)
                                                            ============            =============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                                $      (0.21)           $       (0.89)
                                                            ============            =============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                     22,504,673               19,105,553
                                                            ============            =============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Nine Months Ended September 30,         Period from Inception
                                                          -----------------------------------            (June 17, 1994) to
                                                               2003                  2002                September 30, 2003
                                                          -------------          -------------         ---------------------
REVENUE:
     Contract research                                    $  1,105,213           $   1,143,197             $    5,107,433
     Development chemicals                                   1,549,726                 442,435                  2,560,241
     Commercial chemicals                                       19,890                     --                      19,890
     License fees                                               46,410                     --                      46,410
     Technology development fees                             1,950,000                     --                   2,132,796
                                                          ------------           -------------             --------------
     Total revenue                                           4,671,239               1,585,632                  9,866,770

OPERATING EXPENSES:
     Cost of chemicals sold                                     84,542                  22,667                    107,209
     Research and development                               12,493,267              11,475,574                 59,722,785
     General and administrative                              3,637,342               3,350,880                 23,981,489
     Royalty expense                                           262,500                  75,000                    587,500
                                                          ------------           -------------             --------------
     Total operating expenses                               16,477,651              14,924,121                 84,398,983
                                                          ------------           -------------             --------------
     Operating loss                                        (11,806,412)            (13,338,489)               (74,532,213)

INTEREST INCOME                                                171,336                 358,598                  2,226,301
INTEREST EXPENSE                                                  (579)             (2,874,835)                (5,147,310)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                          --             (10,011,780)               (10,011,780)
OTHER INCOME                                                    16,032                     --                     241,689
                                                          ------------           -------------             --------------
NET LOSS                                                   (11,619,623)            (25,866,506)               (87,223,313)


DEEMED DIVIDEND TO PREFERRED
SHAREHOLDERS                                                (1,034,302)             (1,953,479)                (5,505,117)
                                                          ------------           -------------             --------------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                              $(12,653,925)          $ (27,819,985)             $ (92,728,430)
                                                          ============           =============              =============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                              $      (0.58)          $       (1.50)
                                                          ============           =============
WEIGHTED AVERAGE SHARES USED
IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                   21,899,091              18,490,810
                                                          ============           =============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended September 30,    Period from Inception
                                                                        ---------------------------------      (June 17, 1994) to
                                                                             2003                 2002         September 30, 2003
                                                                          -----------          -----------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (11,619,623)       $ (25,866,506)     $  (87,223,313)
     Non-cash charges to statement of operations:
         Depreciation                                                       1,571,227            1,332,825           5,258,307
         Amortization of intangibles                                        1,271,304            1,271,304           5,122,247
         Amortization of discounts on Convertible Promissory Note                 --            13,044,467          14,734,168
         Issuance of Common Stock options and warrants for services            40,399              423,962           1,650,959
         Issuance of Common Stock and warrants in connection
            with amended research and license agreements                          --                   --            3,120,329
         Issuance of Common Stock in connection with
            executive compensation                                                --                16,150             439,370
         Issuance of redeemable Common Stock, Common Stock options and
            warrants in connection with the PPG development agreement       4,004,638            3,830,753          12,438,446
         Issuance of Common Stock options and warrants for
            Scientific Advisory Board                                             --                   --            1,947,369
         Issuance of Common Stock in connection with License Agreement            --                   --               71,816
         Acquired in-process technology                                           --                   --              350,000
     (Increase) decrease in assets:
         Accounts receivable                                                   53,674              (58,868)           (609,148)
         Inventory                                                            (28,812)                 --              (28,812)
         Other current assets                                                 (30,727)            (350,907)            140,370
         Other assets                                                          (1,010)             (13,638)           (134,773)
     Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                246,967              278,467           1,539,562
         Deferred license fees                                                200,000                   --           4,366,667
         Deferred revenue                                                    (255,000)             634,167              67,204
                                                                        -------------        -------------     ---------------
Net cash used in operating activities                                      (4,546,963)          (5,457,824)        (36,749,232)
                                                                        -------------        -------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                                  (935,166)          (1,066,496)         (8,357,795)
     Purchase of intangibles                                                      --                   --              (25,750)
     Purchases of investments                                              (8,513,163)          (3,087,506)        (41,379,768)
     Proceeds from sale of investments                                      4,497,192            4,819,585          32,302,560
     Restricted cash                                                               --           15,162,414                  --
                                                                        -------------        -------------     ---------------
Net cash (used in) provided by investing activities                        (4,951,137)          15,827,997         (17,460,753)
                                                                        -------------        -------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock, net                           14,841,857            7,644,337          45,873,794
     Proceeds from issuance of Preferred Stock                                     --                   --           9,137,079
     Proceeds from issuance of Convertible Promissory
         Notes and equity instruments                                              --                   --          15,000,000
     Repayment of Convertible Promissory Notes                                     --           (8,399,997)         (8,819,997)
     Proceeds from the exercise of Common Stock options and warrants          412,735               17,750          14,692,439
     Principal payments on capital lease                                       (3,486)              (3,128)            (14,908)
                                                                        -------------        -------------     ---------------
Net cash provided by (used in) financing activities                        15,251,106             (741,038)         75,868,407
                                                                        -------------        -------------     ---------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            5,753,006            9,629,135          21,658,422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             15,905,416            7,883,132                  --
                                                                        -------------        -------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  21,658,422        $  17,512,267     $    21,658,422
                                                                        =============        =============     ===============


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

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. In September 2003, the Company renewed its lease for this facility for an additional five years through the end of 2008. In connection with renewing this lease, the Company negotiated an option to purchase the entire facility at any time after the first six months of the renewal period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents are defined as cash and highly liquid investments with original maturities of less than three months. At September 30, 2003, cash and cash equivalents included cash on hand, cash in banks, money market accounts and certificate of deposits.

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

The Company reported unrealized holding losses of $18,505 and $18,586 at September 30, 2003 and December 31, 2002, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $11,619,704 and $25,866,060 for the nine months ended September 30, 2003 and 2002, respectively and $3,666,004 and $14,991,898 for the three months ended September 30, 2003 and 2002, respectively.

Inventory

Inventory consists of chemicals held at the Company's location. Inventory is valued at the lower of cost or market, with the cost determined using the specific identification method.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

                                              September 30, 2003        December 31, 2002
                                              ------------------        -----------------
PD-LD, Inc.                                      $  1,481,250             $  1,481,250
Motorola                                           15,469,468               15,469,468
                                                 ------------             ------------
                                                   16,950,718               16,950,718

Less: Accumulated amortization                     (5,122,247)              (3,850,943)
                                                 ------------             ------------
Acquired Technology, net                         $ 11,828,471             $ 13,099,775
                                                 ============             ============


Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to Common Stock shareholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the three and nine months ended September 30, 2003 and 2002, the effects of the exercise of 8,228,936 and 7,872,683 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Research and Development

Expenditures for research and development are charged to operations as incurred.

Certain Reclassifications

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), as amended, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For variable interest entities created before February 1, 2003, FIN 46 is effective as of December 31, 2003. The Company has not yet determined the effect of FIN 46 on the Company's financial statements.

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 had no significant impact on the Company's financial position, results of operations, or liquidity.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", as amended, was issued establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments within its scope as a liability. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of the Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The adoption of SFAS No. 150 had no impact on the Company's financial statements.

Statement of Cash Flow Information

The following non-cash investing and financing activities occurred:

                                                           Nine Months Ended September 30,
                                                       ---------------------------------------
                                                            2002                     2001
                                                       ---------------         ---------------
Common Stock issued upon conversion
of Notes (Note 6)                                                --               7,999,998

Warrants issued to placement agent in connection
with registered direct offering                              314,112                     --

Stock Options

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") under which no compensation cost has been recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans:

                                                                                        Three months ended September 30,
                                                                                  ------------------------------------------
                                                                                      2003                         2002
                                                                                  -------------                -------------
Net loss applicable to Common shareholders:
      As reported                                                                 $ (4,697,097)                 $(16,943,389)

      Add stock-based employee compensation
         expense included in reported net income                                            --                            --

      Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards                                                       (263,328)                   (2,245,598)
                                                                                  -------------                 -------------
      Pro forma                                                                   $ (4,960,425)                 $(19,188,987)
                                                                                  =============                 =============

Basic and diluted net loss per share:
      As reported                                                                 $      (0.21)                 $      (0.89)
      Pro forma                                                                          (0.22)                        (1.00)

                                                                                         Nine months ended September 30,
                                                                                  ------------------------------------------
                                                                                       2003                         2002
                                                                                  -------------                -------------
Net loss applicable to Common shareholders:
      As reported                                                                 $(12,653,925)                 $(27,819,985)

      Add stock-based employee compensation
         expense included in reported net income                                            --                            --

      Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards                                                       (755,193)                   (2,791,888)
                                                                                  -------------                 -------------
      Pro forma                                                                   $(13,409,118)                 $(30,611,873)
                                                                                  =============                 =============

Basic and diluted net loss per share:
      As reported                                                                 $      (0.58)                 $      (1.50)
      Pro forma                                                                          (0.61)                        (1.66)

3. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. As of September 30, 2003, the Company has funded $1,681,540 of this agreement and is obligated to fund an additional $5,796,453 through July 2007.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and $100,000 in 2002 and
thereafter. Since the minimum royalty exceeded the actual royalties for the nine months ended September 30, 2003, the Company accrued $75,000 of royalty expense. These royalties are charged to research and development expense in the year they become due.

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

The Company is required under the License Agreement to pay Motorola annual royalties on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's Common Stock. The number of shares of Common Stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's Common Stock over the 10 trading days ending two business days prior to the date the Common Stock is issued. Since the minimum royalty exceeded the actual royalties for the nine months ended September 30, 2003, the Company accrued $187,500 of royalty expense.

In September 2003 and 2002, the Company adjusted the conversion price of the Series B in accordance with the terms of the Series B, to take into account 75,000 shares of the Series B that became convertible into the Company's Common Stock in each such period. As such, the original conversion price was reduced to $16.59 and $9.85, for the shares issuable in each respective period, resulting in an additional 22,107 and 88,553 shares of Common Stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and the Company recorded a CBCF in the amount of $487,681 and $1,953,479 for each respective period. The CBCF was treated as a deemed dividend.

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

During each respective first quarter of 2003 and 2002, the Company issued to PPG 305,715 and 344,379 shares of the Company's Common Stock as consideration for services required to be provided by PPG under the Development and License Agreement. During the nine months ended September 30, 2003 and 2002, respectively, the Company recorded a charge of $2,099,284 and $2,078,539 to research and development expense for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the Common Stock earned by PPG.

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

In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company's Common Stock. The number of warrants earned and issued is based on the number of shares of Common Stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company issued warrants to PPG to acquire 361,024 shares of the Company's Common Stock as part of the consideration for services performed by PPG during 2002. The warrants were earned and charged to research and development expenses during 2002, but were not issued until February 2003. The Company will similarly issue warrants to PPG for services performed during 2003 in the first quarter of 2004 and charges the related fair value of the warrants to research and development in 2003 as they are earned.

During the nine months ended September 30, 2003 and 2002, the Company recorded charges to research and development expense of $1,675,999 and $1,652,094, respectively, for the portion of the warrants that were earned by PPG during these periods. These charges were recorded based on the estimated fair value of the warrants earned. The Company determined the fair value of the warrants earned during each such period using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.030-3.410% and 3.25-5.443%, respectively, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 94%, respectively.

The Company is required to grant options to purchase the Company's Common Stock to PPG employees performing services for the Company under the Development and License Agreement. Subject to certain contingencies, all of these options vest one-year from the date of grant and expire 10 years from the date of grant.

On December 17, 2001, the Company granted to PPG employees performing services under the agreement options to purchase 26,333 shares of the Company's Common Stock at an exercise price of $8.56 per share. During the nine months ended September 30, 2002, the Company recorded $97,010 in research and development costs related to these options.

On September 23, 2002, the Company granted to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $5.45. During the nine months ended September 30, 2003 and 2002, the Company recorded $229,355 and $3,109, respectively, in research and development costs related to these options.

The Company determined the fair value of the options earned during the nine months ended September 30, 2003 and 2002, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.70% and 5.421%, respectively, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

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

7. SHAREHOLDERS' EQUITY

The following table summarizes the shareholders' equity activity from January 1, 2003 through September 30, 2003:

                                  ------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                   Preferred Stock,                                                 Deficit and
                                  Series A & Series B         Common Stock          Additional         Other
                                  -----------------------------------------------    Paid-In       Comprehensive
                                   Shares     Amount      Shares       Amount        Capital           Loss         Total Equity
                                  ------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003            500,000     $5,000   21,525,412   $ 215,254    $ 113,541,408   $ (80,093,091)   $ 33,668,571
Exercise of Common Stock
  options and warrants                   --         --       98,000         980          411,755              --         412,735
Issuance of Common Stock through
  registered direct offering, net
  of fees of $1,258,143                  --         --    2,012,500      20,125       14,821,732              --      14,841,857
Deemed dividend                          --         --           --          --        1,034,302      (1,034,302)             -- (A)
Issuance of Common Stock
  options to non-employees               --         --           --          --           40,399              --          40,399
Issuance of Common Stock,
  options and warrants in
  connection with Development
  Agreements                             --         --      243,841       2,439        4,133,529              --       4,135,968 (B)
Unrealized gain on available-
  for-sales securities                   --         --           --          --               --              81              81
Net loss                                 --         --           --          --               --     (11,619,623)    (11,619,623)
                                  ------------------------------------------------------------------------------------------------
BALANCE, September 30, 2003         500,000    $ 5,000   23,879,753   $ 238,798    $ 133,983,125   $ (92,746,935)    $ 41,479,988
                                  ================================================================================================

(A) In August 2003, the Company sold 2,012,500 shares of the Company's Common Stock in a registered direct offering, resulting in gross proceeds of $16,100,000. Costs of raising the capital were $1,258,143. In addition, the Company issued a warrant to purchase 50,313 shares of the Company's Common Stock, with a fair value of $314,112, to the placement agent. The Common Stock was issued at $8.00 per share. The offering was deemed dilutive under the terms of certain warrants the Company has previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company treated this occurrence as a deemed dividend and recorded a deemed dividend of $546,621.

         In September 2003, the Company adjusted the conversion price of the Series B issued to Motorola for acquired technology (see Note 4) in accordance with the terms of the Series B to take into account 75,000 shares of the Series B that became convertible into the Company's Common Stock. As such, the original conversion price was reduced to $16.59, resulting in an additional 22,107 shares of Common Stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and the Company recorded a CBCF in the amount of $487,681. The CBCF was treated as a deemed dividend.

(B) In accordance with the PPG Development and License Agreement (Note 5), PPG earned the Company's Common Stock, warrants and options for the nine months ended September 30, 2003.


8. COMMITMENTS AND CONTINGENCIES

Under the terms of the Company's License Agreement with Motorola (Note 4), the Company agreed to make minimum royalty payments to Motorola. To the extent that the royalties otherwise payable to Motorola under the agreement are less than these minimum amounts, the Company is required to pay the shortfall, at its discretion, in all cash or in 50% cash and 50% Common Stock within 90 days after the end of each two-year period specified below in which the shortfall occurs. For the two-year period ending December 31, 2002, the Company issued to Motorola 8,000 shares of the Company's Common Stock, valued at $71,816, and paid $78,184 in cash as a result of the minimum royalty due of $150,000. Future required minimum royalty payments are as follows:

              January 1, 2003 - December 31, 2004             $  500,000

              January 1, 2005 - December 31, 2006             $1,000,000

In accordance with the April 2002 amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement (Note 3), the Company is required to pay Princeton University minimum annual royalties. To the extent that the royalties otherwise payable to Princeton University under the agreement are less than these minimum amounts, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty was $25,000 in 1999, $50,000 in 2000 and $75,000 in 2001,
and is $100,000 in 2002 and each year thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this document that are not historical, such as financial or product forecasts and market growth predictions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Often, though not always, these statements are accompanied by the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions. You are cautioned not to place undue reliance on any forward-looking statements in this document, as they reflect the Company's current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated. These include, but are not limited to, the following: the feasibility and market acceptance of OLEDs and the Company's OLED materials for use in commercial product applications; the success of the Company and its research and development partners in accomplishing advances in OLED technologies and materials development, including the Company's TOLED(TM), FOLED(TM), PHOLED(TM), P2OLED(TM) and Organic Vapor Phase Deposition (OVPD(TM)) technologies; the ability of the Company to enter into licensing and other strategic alliances with manufacturers of OLEDs and OLED-containing products; the Company's ability to obtain patent protection for its OLED technologies and materials and to assert these patents against others; and future developments and advances by the Company's competitors in OLED and other display technologies. These and other risks and uncertainties are discussed in greater detail in the Company's periodic reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission, including, in particular, the section entitled "Factors that May Affect Future Results and Financial Condition" in the Company's annual report on Form 10-K for the year ended December 31, 2002. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this document to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

General

Since inception, the Company has been exclusively engaged, and for the foreseeable future expects to continue to be exclusively engaged, in funding and performing research and development activities related to the Company's OLED technologies and materials, and in commercializing these technologies and materials. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $92,728,430 as of September 30, 2003. Losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve, from the commercial licensing of its OLED technologies and sale of its OLED materials, revenues that are sufficient to support its operations.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company had a net loss of $4,697,097 (or $0.21 per share) for the quarter ended September 30, 2003, compared to a net loss of $16,943,389 (or $0.89 per share) for the same period in 2002. The decrease in net loss is primarily attributed to the following:

     o a decrease in interest and debt conversion expense as a result of the conversion and repayment of convertible promissory notes in September 2002, which is described in greater detail in Note 6 of the Notes to Consolidated Financial Statements, and

     o   an increase in revenues.


The Company's revenues were $2,087,885 for the quarter ended September 30, 2003 compared to $586,074 for the same period in 2002. The increase is mainly due to the recognition of technology development revenue in the quarter ended September 30, 2003. There were no such revenues in the same period in 2002.

The Company earned $267,860 in contract research revenue from the U.S. Government in the quarter ended September 30, 2003, compared to $331,138 for the same period in 2002. In the quarter ended September 30, 2003, contract research revenue was generated from five existing government contracts, one of which was completed and one of which was awarded in the third quarter. In the third quarter of 2002, approximately 90% of the Company's contract research revenue was generated from two contracts, one of which was completed in December 2002 with the other being completed in March 2003. In the quarter ended September 30, 2003, contract research revenue was mainly derived from the following government contracts:

     o $131,834 recognized under a 24-month, $1,963,725 cooperative agreement received from the U.S. Army Research Laboratories ("ARL"), which commenced in August 2002 and,

     o $95,768 recognized under a 24-month, $729,997 SBIR Phase II contract received from the U.S. Department of the Army, which commenced in January 2003.

The Company earned $303,725 from its sales of OLED materials for evaluation purposes in the quarter ended September 30, 2003, compared to $254,936 for the same period in 2002. The increase in this amount is mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including the Company's current joint development partners.

The Company entered into an agreement in the third quarter under which the Company began supplying one of its proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, the Company earned $19,890 in commercial chemical revenue and $46,410 in license fees in connection with this agreement for the three months ended September 30, 2003. There were no such agreements in effect for the same period in 2002.

The Company recognized $1,450,000 in technology development revenue in connection with two technology development and evaluation agreements, one of which was executed in October 2002 with the other being executed in September 2003. There were no such revenues for the same period in 2002.

The Company incurred research and development expenses of $4,385,019 for the quarter ended September 30, 2003, compared to $3,908,777 for the same period 2002. The increase in these expenses was primarily a result of the following:

     o   increased expenses relating to patent and other related costs,

     o an increase in non-cash charges, in connection with the Development and License Agreement with PPG, due to the increased price of the Company's Common Stock, and

     o the further development and operation of the Company's facility in Ewing, New Jersey.

The Company's interest income was $57,883 for the quarter ended September 30, 2003, compared to $111,300 for the same period in 2002. The decrease is due mainly to decreased interest rates on investments.

The Company's interest expense was $161 for the quarter ended September 30, 2003, compared to $651,325 for the same period in 2002. The decrease is a result of the conversion and repayment of convertible promissory notes in September 2002. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company had a net loss of $12,653,925 (or $0.58 per share) for the nine months ended September 30, 2003, compared to a net loss of $27,819,985 (or $1.50 per share) for the same period in 2002. The decrease in net loss is primarily attributed to the following:

     o a decrease in interest and debt conversion expense as a result of the conversion and repayment of convertible promissory notes in September 2002, which is described in greater detail in Note 6 of the Notes to Consolidated Financial Statements, and

     o   an increase in revenues.

The Company's revenues were $4,671,239 in the nine months ended September 30, 2003 compared to $1,585,632 for the same period in 2002. The increase is mainly due to the increase in development chemical sales and the recognition of technology development revenue in the nine months ended September 30, 2003.

The Company earned $1,105,213 in contract research revenue from the U.S. Government in the nine months ended September 30, 2003, compared to $1,143,197 for the same period in 2002. In the nine months ended September 30, 2003, contract revenue was derived from nine existing government contracts and options, of which five were completed by the end of the third quarter with three new contracts having been awarded in the nine months ended September 30, 2003. For the same period in 2002, 80% of the contract revenue was generated from two contracts, one of which was completed in December 2002 with the other being completed in March 2003. In the nine months ended September 30, 2003, contract research revenue was mainly derived from the following government contracts:

     o $105,412 recognized under a 24-month, $729,158 SBIR Phase II contract received from the Department of Defense ("DoD"), which commenced in February 2001 and was completed in February 2003,

     o $173,868 recognized under two 11-month SBIR Phase I grants, totaling $200,000 received from the Department of Energy, which commenced in July 2002 and were completed in June 2003,

     o $399,687 recognized under a 24-month, $1,963,725 cooperative agreement received from the U.S. Army Research Laboratories ("ARL"), which commenced in August 2002,

     o $252,536 recognized under a 24-month, $729,997 SBIR Phase II contract received from the U.S. Department of the Army, which commenced in January 2003.

     o $69,850 recognized under a $69,850 SBIR Phase I contract received from the U.S Department of the Army, which commenced in February 2003.

The Company earned $1,549,726 from its sales of OLED materials for evaluation purposes in the nine months ended September 30, 2003, compared to $442,435 for the same period in 2002. The increase in this amount is mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including the Company's current joint development partners.

The Company entered into an agreement in the third quarter under which the Company began supplying one of its proprietary OLED materials to a customer for use in the manufacture of commercial OLED displays. As a result, the Company earned $19,890 in commercial chemical revenue and $46,410 in license fees in connection with this agreement for the nine months ended September 30, 2003. There were no such agreements in effect for the same period in 2002.

The Company recognized $1,950,000 in technology development revenue in connection with technology and development evaluation agreements, one of which commenced in October 2002 with the other having commenced in September 2003. There were no such revenues for the same period in 2002.

The Company incurred research and development expenses of $12,493,267 for the nine months ended September 30, 2003, compared to $11,475,574 for the same period 2002. The increase in these expenses was primarily a result of:

     o   increased expenses relating to patent and other related costs,

     o increase in non-cash charges, in connection with the Development and License Agreement with PPG, due to the increased price of the Company's stock, and

     o the further development and operation of the Company's facility in Ewing, New Jersey.

The Company's interest income was $171,336 for the nine months ended September 30, 2003, compared to $358,598 for the same period in 2002. The decrease is due mainly to decreased interest rates on investments.

The Company's interest expense was $579 for the nine months ended September 30, 2003, compared to $2,874,835 for the same period in 2002. The decrease is a result of the conversion and repayment of convertible promissory notes in September 2002. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $21,658,422, short-term investments of $5,347,865 and long-term investments of $3,710,838, for a total of $30,717,125. This compares to cash and cash equivalents of $15,905,416, short-term investments of $4,662,898 and long-term investments of $379,753, for a total of $20,948,067, as of December 31, 2002.

In the nine months ended September 30, 2003, the cash used in operating activities was $4,546,963 as compared to $5,457,824 for the same period in 2002. The decreased use of cash in operating activities is primarily due to a decrease in the operating loss, as a result of increased revenues, supplemented by a decrease in accounts receivable.

In the nine months ended September 30, 2003, the cash used in investing activities was $4,951,137 as compared to net cash provided by investing activities of $15,827,997 for the same period in 2002. The decrease is mainly due to the elimination of restricted cash in the amount of $15,162,414 as a result of the conversion and repayment of the Notes in September 2002 (Note 6). The decrease is also attributable to the increased purchase of short-term and long-term investments.

In the nine months ended September 30, 2003, the net cash provided by financing activities was $15,251,106, as compared to net cash used in financing activities of $741,038 for the same period in 2002. The increase is primarily due to the Company's completion of a registered direct offering in August 2003 of 2,012,500 shares of the Company's Common Stock at $8.00 per share. The offering resulted in proceeds to the Company of 14,841,857, net of $1,258,143 in costs associated with the completion of the offering.

Working capital increased to $24,924,397 at September 30, 2003 from working capital of $18,541,596 at December 31, 2002. The net increase is due primarily to the net cash proceeds received from the Company's registered direct offering.

The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding working capital requirements of the Company, the progress of research and development, the availability and amount of other sources of funding available to Princeton University for research relating to the OLED technology and the timing and costs associated with the preparation, filing and prosecution of patent applications and the enforcement of intellectual property rights), that it has sufficient cash, cash equivalents and short term investments to meet its obligations for the next twelve months. Management believes that potential additional financing sources for the Company include long-term and short-term borrowings, public and private sales of the Company's equity and debt securities and receipts of cash upon the exercise of warrants. It should be noted, however, that substantial additional funds will be required in the future for research, development and commercialization of the Company's OLED technologies and OLED materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. For example, under the Company's Research Agreement with Princeton University, the Company is required to pay Princeton University up to $1,495,599 per year through July 2007. There can be no assurance that additional funds will be available to the Company when needed, on commercially reasonable terms or at all.

Critical Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of critical accounting policies.

Contractual Obligations

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the Company's contractual obligations. In September 2003, the Company renewed its lease for its facility for an additional five years through the end of 2008. See Note 1 for further discussion.

Off-balance Sheet Arrangements

Refer to Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of off-balance sheet arrangements. As of September 2003, the Company had no off-balance sheet arrangements.



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

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation of the Company's disclosure controls and procedures described above that occurred during the Company's last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following is a list of the exhibits filed as part of this report.

     Exhibit
     Number                     Description
     ------                     -----------

     10.48*    Lease Agreement between the Company and Gesipa Real Estate Partners, dated as of October 12, 1998.

     10.49*    First Amendment of Lease Agreement between the Company and Gesipa Real Estate Partners, dated as of January
               11, 2001.

     10.50*    Second Amendment of Lease Agreement between the Company and Gesipa Real Estate Partners, dated as of
               September 22, 2003.

     10.51*    Amendment #1 to the Research Agreement between the Company and the Trustees of Princeton University, dated as of November 14, 2000.

     10.52*    Amendment #2 to the Research Agreement between the Company and the Trustees of Princeton University, dated as of April 11, 2002.

     10.53*    Amendment #1 to the Amended License Agreement between the Company, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003.

     31.1*     Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

     31.2*     Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

     32.1**    Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the
               Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

     32.2**    Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350.  (This exhibit shall not be deemed "filed" for purposes of Section 18 of the
               Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

------------
     * Filed herewith.
    ** Furnished herewith.

(b)           Reports on Form 8-K:

     i. Current Report on Form 8-K, furnished to the SEC on August 13, 2003, reporting Items 7 and 9, and containing, as an exhibit, a press release announcing the Company's financial results for the quarter ended June 30, 2003.

     ii. Current Report on Form 8-K, filed with the SEC on August 25, 2003, reporting Items 5 and 7, and containing, as exhibits, (1) the Placement Agent Agreement between the Company and the placement agent for the Company's registered direct offering, and (2) the form of the warrant agreement executed with the placement agent in connection with the offering.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report on form 10-Q for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIVERSAL DISPLAY CORPORATION



Date: November 10, 2003                   By:  /s/ Sidney D. Rosenblatt
                                             ----------------------------------
                                                   Sidney D. Rosenblatt
                                                   Executive Vice President and
                                                   Chief Financial Officer