Form 10-K
period 2003-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2004-03-01
CIK 1005284

===============================================================================

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from          to

                         Commission File Number 1-12031


                         UNIVERSAL DISPLAY CORPORATION
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                 23-2372688
---------------------------------------------      ----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

            375 Phillips Boulevard,
             Ewing, New Jersey                                08618
---------------------------------------------      ----------------------------
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
                    -----------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X No
                                     -----   -----

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 20, 2004, computed by reference to the closing sale price of the registrant's common stock on the Nasdaq National Market on June 30, 2003, was approximately $178,049,681. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant's common stock (and their affiliates) were considered affiliates.

   As of February 20, 2004, the registrant had outstanding 24,781,720 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 16, 2004 are incorporated by reference into Part III of this report.

===============================================================================

                               TABLE OF CONTENTS
                                     PART I


ITEM 1.   BUSINESS .......................................................     4
ITEM 2.   PROPERTIES .....................................................    14
ITEM 3.   LEGAL PROCEEDINGS ..............................................    14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    14

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ............................................    16
ITEM 6.   SELECTED FINANCIAL DATA ........................................    17
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ......................................    17
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....    29
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................    29
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ...........................................    29
ITEM 9A.  CONTROLS AND PROCEDURES ........................................    29


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............    30
ITEM 11.   EXECUTIVE COMPENSATION ........................................    30
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ....................................................    30
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................    30
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES ........................    30


                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K ...................................................    31

                              CAUTIONARY STATEMENT
                     CONCERNING FORWARD-LOOKING STATEMENTS


   This report and the documents incorporated by reference in this report contain some "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. They also contain information relating to us that is based on the beliefs of our management, as well as assumptions made by, and the information currently available to, our management. Among other things, these statements include, but are not limited to, the statements in this report and the documents incorporated by reference regarding:

     o  the outcomes of our ongoing and future organic light emitting diode
        (OLED) technology research and development activities;

     o our ability to access future OLED technology developments of our academic and commercial research partners;

     o our ability to form and continue strategic relationships with manufacturers of OLED displays;

     o  the protections afforded to us by the patents that we own or license;

     o the anticipated success of our OLED technologies, materials and manufacturing equipment commercialization strategies;

     o the potential commercial applications of our OLED technologies and materials, and of OLED displays in general;

     o  future demand for our OLED technologies and materials;

     o the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

     o the nature and potential advantages of any competing technologies that may be developed in the future;

     o the payments that we expect to receive under our existing and future contracts;

     o  our future capital requirements;

     o the amount and type of securities that we will issue in the future to our business partners and others; and

     o our future OLED technology licensing and OLED material sales revenues and results of operations.

   In addition, when used in this report and the documents incorporated by reference, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions involving potential future developments are intended to identify forward-looking statements. All of these forward-looking statements reflect our current views with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by the statements, including those risks discussed in this report.

   You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or the documents incorporated by reference, as the case may be. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                     PART I


ITEM 1. BUSINESS

Our Company

   We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in a variety of flat panel display and other applications. OLEDs are thin, lightweight and power efficient solid state devices, highly suitable for use in portable, full-color display applications. We believe OLED displays will capture a share of the growing flat panel display market because they offer advantages over competing technologies with respect to brightness, power efficiency, viewing angle, video response time and manufacturing cost. We believe that our technology leadership and intellectual property position will enable us to share in the revenues from OLED displays as they enter the mainstream consumer electronics market.

   Our strategy is to further develop and license our proprietary OLED technologies to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, televisions and other consumer electronic devices. In support of this primary objective, we also sell our OLED materials to these display manufacturers and others. Through our internal research and development efforts and our relationships with world-class partners such as Princeton University, the University of Southern California and PPG Industries, Inc., we have established a significant portfolio of OLED technologies and associated intellectual property rights. We currently own, exclusively license or have the sole right to sublicense more than 500 patents issued and pending worldwide. We are currently selling one of our proprietary OLED materials to Tohoku Pioneer Corporation, have established a cross-license agreement with DuPont Displays, Inc. and have entered into technology development and evaluation agreements with AU Optronics Corporation, Samsung SDI Co., Sony Corporation and Toyota Industries Corporation.

Industry Overview

   The Flat Panel Display Market

   Flat panel displays have been used for many years in a wide variety of portable consumer electronics products, including mobile phones, personal digital assistants, or PDAs, cameras, camcorders, electronic games and laptop computers. Due to their narrow profile, light weight and high resolution, flat panel displays are displacing cathode ray tube, or CRT, displays in larger product applications such as desktop computer monitors and televisions.

   The OLED Display Market

   An OLED is a solid-state device made by placing a series of organic thin films between two electrodes. When electrical current is applied to an OLED, a bright light is emitted. OLEDs use red, green and blue pixels, or white light with color filters, to generate full-color displays that exhibit a broad spectrum of colors. Currently, there are two mechanisms through which OLEDs emit light, phosphorescence and fluorescence. Fluorescent OLEDs emit light from a singlet state of the emissive material and phosphorescent OLEDs emit light from a triplet state of the emissive material. By emitting light from a triplet state, phosphorescence offers up to four times the power efficiencies of fluorescence.

   The initial market for OLED technologies and materials is flat panel displays, a market currently dominated by liquid crystal displays, or LCDs. However, OLED displays are an attractive alternative to LCDs as they offer a number of potential advantages, including:

     o  a thinner profile and lighter weight;

     o higher brightness and contrast ratios, leading to a sharper picture image and graphics;

     o  wider viewing angles;

     o  faster response times for video;

     o  higher efficiencies, thereby reducing power consumption; and

     o  lower cost manufacturing methods and materials.

   We believe OLED displays will be adopted for use in small- to medium-sized product applications, such as mobile phone main and sub-displays, car audio systems, digital cameras, PDAs, DVDs, handheld TVs, notebook PCs and industrial applications. For larger applications such as laptop computers, desktop computer monitors and televisions, OLED displays may have advantages over LCDs because of their sharper picture image and graphics, superior video response time, wider viewing angle and potentially lower manufacturing cost. All of these characteristics are qualities that are particularly important in larger display applications.

   While the display characteristics of OLEDs and LCDs are different, they share many similarities in terms of manufacturing technology and infrastructure, such as those relating to active matrix backplane technologies. These similarities may enable the conversion of existing LCD manufacturing facilities to OLED display production with relatively low capital investment.

   Many companies currently are engaged in efforts to develop and commercialize OLED displays. We believe that if their efforts are successful, they could result in flat panel displays nearly as thin as a piece of paper with performance characteristics similar to those of CRT displays. In addition, due to the inherent transparency of organic materials and through the use of transparent electrode technology, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with enbedded displays. Organic materials also make technically possible the development of flexible displays for use in an entirely new set of product applications, such as display devices that can be rolled up for storage. Research also is being conducted on OLEDs for applications such as energy-efficient solid-state lighting.

Our Competitive Strengths

   We believe our position as one of the leading technology developers in the OLED industry is the direct result of our technological innovation. We have built an extensive intellectual property portfolio around our OLED technologies and are working diligently to enable our manufacturing partners to adopt our technologies for commercial usage. Our key competitive strengths include:

   Technology Leadership. We are a recognized technology leader in the OLED industry. We and our research partners at Princeton University and the University of Southern California pioneered the development of our phosphorescent OLED, or PHOLED, technology, which can be used to produce OLED displays that are up to four times as power efficient as current LCDs or fluorescent OLED displays. We believe that our PHOLED technology is well-suited for industry usage in the commercial production of OLED displays. Through our relationships with companies such as PPG Industries and our academic partners we have developed and continue to develop novel OLED materials that we believe will facilitate the adoption of our OLED technologies by display manufacturers.

   Relationships with Leading Display Manufacturers. We have established relationships with well-known display manufacturers that are using, or are evaluating, our OLED technologies and materials for commercial applications. In August 2003, we began supplying Tohoku Pioneer with our proprietary red phosphorescent material for its commercial production of full-color OLED displays for mobile phones currently being sold in Japan. In addition, we have entered into a cross-license agreement with DuPont Displays and have established technology development and evaluation agreements with a number of companies, including AU Optronics, DuPont Displays, Samsung SDI, Sony and Toyota Industries.

   Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with Princeton University, the University of Southern California and Motorola, Inc., we own, exclusively license or have the sole right to sublicense over 500 patents issued and pending worldwide related to our PHOLED and other OLED technologies and materials. We also continue to accumulate valuable trade secret information and technical know-how relating to our OLED technologies and materials.

   Business Model Focused on Technology Licensing. We have adopted an innovative business model for the display industry in which we neither manufacture nor sell OLED displays incorporating our technologies and materials. Rather, we are focused on licensing our OLED technologies to display manufacturers on a non-exclusive basis. PPG Industries currently manufactures our proprietary OLED materials which we then qualify and sell to display manufacturers. We believe our business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. We also believe that this approach may reduce potential competitive conflicts between us and our customers.

   Established U.S. Government Contracts to Fund Research and Development. We have entered into several research and development contracts with U.S. government agencies such as the Department of Defense Advanced Research Projects Agency (DARPA), U.S. Army Research Laboratories, U.S. Department of the Army and the Department of Energy. Under these contracts, the U.S. government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and energy-efficient solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

   Experienced Management and Scientific Advisory Team. Our management team has significant experience in developing business models focused on licensing disruptive technologies in high growth industries which serves to differentiate us from our competitors. In addition, our management team has assembled a Scientific Advisory Board that includes some of the leading researchers in the OLED industry. We believe our Scientific Advisory Board, which includes OLED researchers Dr. Stephen R. Forrest of Princeton
University, Dr. Mark E. Thompson of the University of Southern California and Dr. Phillip C. Yu, Associate Director of Research and Development of PPG Industries, as well as Dr. Julia J. Brown, the Chair of our Scientific
Advisory Board and our Chief Technical Officer and Dr. Michael Hack, our Vice President of Strategic Product Development, has enhanced our reputation and our competitive profile.

Our Business Strategy

   Our business strategy is to promote our OLED technologies and materials for widespread use OLED displays and other product applications. We presently are focused on the following steps to implement our business strategy:

   Target Leading Display Manufacturers. We are targeting leading display manufacturers as potential commercial licensees of our OLED technologies and purchasers of our OLED materials. For example, we have entered into a relationship with Tohoku Pioneer to purchase our proprietary red phosphorescent material for its commercial production of full-color OLED displays and are pursuing other such relationships. We provide technical assistance and support to display manufacturers evaluating our OLED technologies and materials because we believe that successful incorporation of our technologies and materials in commercial applications may place competitive pressure on other industry participants to adopt them.

   Enhance Our Portfolio of Existing OLED Technologies. We believe that a strong portfolio of OLED technologies is critical to our success in the display industry. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships and other strategic opportunities. Our primary focus is to develop additional red, green, blue and white PHOLED materials, with increased efficiencies, enhanced color gamut and extended lifetimes that would allow them to be used in a broader array of OLED display products, such as televisions. Currently, our red material is in production with one manufacturer, our red and green materials are being evaluated by a number of manufacturers and our blue and white materials are still under development.

   Expand Development of Next-Generation Technologies. We currently are conducting research activities relating to next-generation OLED technologies. For example, our present OLED initiatives include applications involving flexible displays, transparent displays and energy-efficient solid-state lighting. We also are conducting research with our partners on the use of organic thin-film technology in applications such as lasers, transistors, photo detectors, memories and other related devices. Our focus on next-generation technologies is designed to enable us to continue our position as a leading provider of OLED technologies as new markets emerge.

Our Phosphorescent OLED Technologies

   Phosphorescent OLEDs, or PHOLEDs, our key proprietary technology, utilize novel materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. Conversely, fluorescent OLEDs emit light through an inherently less efficient process. Testing has demonstrated that PHOLEDs exhibit device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. This substantially reduces the power requirements of an OLED and is potentially useful for hand-held devices, such as mobile phones, where battery power is often a limiting factor. Phosphorescence also may be important for large-area displays such as televisions, where higher efficiency may enable longer product lifetimes. Through our commercial relationships with PPG Industries and several display manufacturers, as well as through research we are sponsoring with our academic partners, we are conducting research and development work directed towards both improving our existing PHOLED technologies and materials and developing new PHOLED technologies and materials. A significant portion of this work involves the evaluation and qualification of PHOLED materials for possible use in the commercial production of OLED displays.

   OLEDs can be manufactured using different processing methods. Currently, the most common method is through vacuum thermal evaporation, or VTE. Another method involves preparing solutions of the various organic materials in an OLED that can be solution processed by techniques such as spin coating or inkjet printing onto the substrate. Solution processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. Others have demonstrated that solution processing methods can be used to produce OLEDs containing polymer-based organic materials, and we are developing printable PHOLEDs, or P2OLEDs, to demonstrate that these methods can be used with our PHOLEDs technologies. We currently are conducting this work on P2OLEDs under our Joint Development Agreement with DuPont Displays.

Our Additional Proprietary OLED Technologies

   We currently are focusing our research, development and commercialization efforts on a number of OLED device and manufacturing technologies, including the following:

   Transparent OLEDs (TOLEDs). We are developing a technology based on the production of OLEDs that have transparent cathodes. Conventional OLEDs use a reflective metal cathode and a transparent anode. In contrast, TOLEDs use a transparent cathode and either a transparent, or reflective or opaque metal anode. TOLEDs utilizing transparent cathodes and reflective metal anodes are known as "top-emission" OLEDs. In a "top-emission" active matrix OLED, light is emitted without having to travel through much of the device electronics where a substantial portion of it is absorbed. This is expected to result in OLED displays having image qualities and lifetimes superior to those of conventional active matrix OLEDs. TOLEDs utilizing cathodes and anodes that are both transparent may be useful in novel flat panel display applications requiring semi-transparency or transparency, such as graphical displays in automotive windshields. We have agreements with several display manufacturers that have expressed interest in evaluating our TOLED technology for possible use in the commercial production of OLED displays.

   Flexible OLEDs (FOLEDs). We are developing a technology that involves the fabrication of small molecule OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. FOLEDs are expected to be conformable to specific shapes, able to withstand repeated bending or flexing, and eventually capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device. FOLEDs also may be amenable to being produced using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLEDs under several of our U.S. government programs.

   Organic Vapor Phase Deposition (OVPD). The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a process known as vacuum thermal evaporation. In VTE, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED is based on OVPD. In contrast to the VTE process, the OVPD process utilizes a carrier gas stream in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process through the reduction of material waste and by being more readily scalable to the production of large-area OLED displays. Furthermore, the OVPD process may offer advantages in OLED performance by enhanced deposition control. We currently are working with Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify a tool for the fabrication of OLED displays utilizing an OVPD process.

Our Strategic Relationships with Display Manufacturers

   We have established evaluation, joint development, technical assistance, licensing, supply and other similar relationships with numerous display manufacturers. These relationships generally are directed towards tailoring our proprietary OLED technologies and materials for use by the display manufacturers. Our ultimate objective is to license our OLED technologies and sell our OLED materials to these manufacturers for their commercial production of OLED displays. Our key relationships with display manufacturers include:

   Tohoku Pioneer. In August 2003, we entered into an arrangement to provide our proprietary red PHOLED material to Tohoku Pioneer Corporation, a subsidiary of Pioneer Corporation, for the commercial production of its passive matrix OLED displays on glass substrates. Under this arrangement, we receive payments from Tohoku Pioneer for the PHOLED material and license fees for allowing Tohoku Pioneer to use this material in the production of passive matrix OLED displays. Tohoku Pioneer sells these displays to one of its customers who uses them as the exterior sub-display for a mobile phone currently being sold in Japan.

   DuPont Displays. In December 2002, we entered into a Joint Development Agreement with DuPont Displays, Inc. and its parent E.I. DuPont de Nemours and Company (DuPont) for the development of novel phosphorescent materials and device structures for solution processed OLEDs (our P2OLEDs). Under the Joint Development Agreement, we have the exclusive right to sublicense any intellectual property developed under the program for use with solution processed OLED displays on rigid glass substrates.

   We also entered into a Cross-License Agreement and a Developed Device Additional Payment Agreement with DuPont in December 2002. Under these agreements, we granted DuPont a non-exclusive license under our background phosphorescent emission, transparent cathode and inkjet printing patents, and under any intellectual property developed by us under our joint development program with DuPont, to make and sell solution processed OLED displays on rigid glass substrates. DuPont paid us an up-front license fee and agreed to pay us running royalties on its sales of these displays. DuPont has the option to reduce the royalty rates on these sales if it elects to make a cash payment to us by January 2005. DuPont had a similar right to reduce these royalty rates by making a cash payment to us by January 2004, but it did not elect to do so. As of December 31, 2003, DuPont had not commenced commercial sales of P2OLED displays and had not paid us royalties under either of these agreements.

   Sony. We entered into a new Joint Development and Evaluation Agreement with Sony Corporation effective February 2003. This agreement is directed towards tailoring our proprietary PHOLED materials for use in Sony's OLED device structures. This follows an earlier agreement with Sony under which we assisted Sony in its development of active matrix OLED displays utilizing our high-efficiency PHOLED technology and materials. We continue to sell our proprietary PHOLED materials to Sony in support of its work under this new agreement.

   Samsung SDI. In July 2001, we entered into a Joint Development Agreement with Samsung SDI Co. The original focus of our agreement with Samsung SDI was the joint development of a prototype portable, low-power OLED display for use in mobile phones and other devices. We continue to work with Samsung SDI under this agreement and are selling our proprietary PHOLED materials to Samsung SDI in support of this work.

   Toyota Industries. In October 2002, we entered into an OLED Technology Development and Evaluation Agreement with Toyota Industries Corporation. Under this agreement, we are conducting development activities with Toyota Industries relating to the use of our proprietary PHOLED technology and materials to produce sources of white light.

   AU Optronics. In May 2003, we announced that AU Optronics Corporation had fabricated a low-power consumption, full-color active matrix OLED display combining its proprietary amorphous silicon backplane technology with our proprietary PHOLED technology. The display was showcased at the 2003 Society for Information Display International Symposium and was the subject of a scientific paper presented jointly by us and AU Optronics at the symposium. This work stemmed from a joint development agreement we have had in place with AU Optronics since October 2001.

Our OLED Materials Supply Business

   In support of our primary objective of licensing our OLED technologies, we supply our OLED materials to display manufacturers and others. We device qualify our materials before shipment in order to ensure the materials meet the specifications we agree upon with our customers.

   In October 2000, we entered into a Supply Agreement and a Development and License Agreement with PPG Industries. Under the Supply Agreement, we appointed PPG Industries as the exclusive supplier of OLED materials proprietary to us that are intended for use in the commercial production of OLEDs. PPG Industries sells these OLED materials to us and we, in turn, resell them to display manufacturers. Under the Development and License Agreement, PPG Industries, among other things, supplies us with OLED materials that we resell to display manufacturers and others for evaluation purposes. The current term of the Development and License Agreement extends through 2005 and the current term of the Supply Agreement extends through 2007.

   In August 2003, we commenced commercial sales of our proprietary red PHOLED material to Tohuko Pioneer. Tohuko Pioneer is currently using this material in the commercial production of its passive matrix OLED displays on glass substrates. Tohuko Pioneer sells these displays to one of its customers who uses them as the exterior sub-display for a mobile phone currently being sold in Japan.

Research and Development

   Our research and development activities are focused on the advancement of our OLED technologies and materials. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions.

   Internal Development Efforts

   We conduct a substantial portion of our OLED development activities at our state-of-the-art development and pilot-line facility in Ewing, New Jersey. Built in 1999 and expanded in 2001, this facility is designed to perform technology development including device and process optimization, prototype fabrication, manufacturing scale-up studies, process and product testing, and characterization and reliability studies. The pilot line is designed to produce several hundred 6" x 6" OLED plates per month, and contains substrate patterning, organic material deposition, display packaging, module assembly, and extensive test equipment in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. The facility also serves as a technology transfer site for work with our business partners. We also are in the process of qualifying a new OLED deposition system at this facility that will enhance our OLED product testing pilot production capabilities.

   As of December 31, 2003, we employed a team of 28 research scientists, engineers and laboratory assistants at our Ewing, New Jersey facility. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists.

   University Sponsored Research

   We have long-standing relationships with Princeton University and the University of Southern California for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research is performed at Princeton University's Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) under the direction of Dr. Stephen R. Forrest and at the University of Southern California's Synthetic Materials Laboratories under the direction of Dr. Mark E. Thompson.

   We fund the research conducted at Princeton University and the University of Southern California under a Research Agreement we executed with the Trustees of Princeton University in October 1997. The University of Southern California conducts its portion of this research under a subcontract between it and Princeton University. In April 2002, we extended the term of our Research Agreement with Princeton University through July 2007. Under the Research Agreement, we incurred costs to Princeton University of $933,156 in 2003, $859,339 in 2002 and $758,732 in 2001. Our maximum funding commitment under the Research Agreement for the period from August 2002 through July 2007 is $1,495,599 per year. We have exclusive license rights to all patents arising out of the research conducted by Princeton University and the University of Southern California under the Research Agreement.

   In May 2001, we entered into a Contract Research Agreement with the Chitose Institute of Science and Technology of Japan (CIST), under which we funded research at CIST relating to high-efficiency OLED materials and device structures. This relationship ran through April 2003, and we are currently negotiating an agreement to renew our collaborative work with CIST.

   PPG Industries

   Under our Development and License Agreement with PPG Industries, a team of approximately eight PPG Industries' scientists and engineers are assisting us in developing and commercializing various OLED materials in which we have a proprietary interest. PPG Industries receives shares of our common stock and warrants to purchase shares of our common stock as compensation for this work, though under limited circumstances PPG Industries has the right to demand payment in cash in lieu of stock. In January 2003, we amended this agreement with PPG Industries to cover the supply of OLED materials for purposes of development and manufacturing qualification at our facilities and the facilities of our customers.

   Aixtron

   In July 2000, we entered into a Development and License Agreement with Aixtron AG of Aachen, Germany to jointly develop and commercialize equipment for the manufacture of OLEDs using the OVPD process. A pre-production OVPD manufacturing tool was delivered to our Ewing, New Jersey facility in January 2002. We continue to work with Aixtron to upgrade and qualify this tool for the production of OLEDs.

   Under the Development and License Agreement, we granted Aixtron an exclusive license to produce and sell equipment used to manufacture OLEDs and other devices using our proprietary OVPD process. Aixtron is required to pay us royalties on its sales of this equipment. Purchasers of the equipment also must obtain rights to use our proprietary OVPD process to manufacture OLEDs and other devices, which they may do through us or Aixtron. If these rights are granted through Aixtron, Aixtron is required to make additional payments to us.

   U.S. Government-Funded Research

   We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and energy-efficient solid-state lighting. These include, among others, Small Business Innovation Research
(SBIR) Phase I program contracts for the demonstration of technical merit and feasibility and SBIR Phase II program contracts for the development of well-defined prototypes. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton University, the University of Southern California, Pennsylvania State University, Kyung Hee University in South Korea, L-3 Communications Corporation and Vitex Systems. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency. Our government contracts include, among others, the following:

     o Roll-Up OLED Displays in Handheld Devices. In October 2002, we were awarded a two-year $1,761,465 cooperative agreement by the U.S. Army Research Laboratories (ARL) to develop technology for flexible, low-power consumption OLED displays and communication components for use in next-generation mobile communication devices. An example of such a device is a pen-like unit that functions as a portable computer with an OLED display that rolls up into the device. ARL has an option to extend the program for a third-year, for which ARL would provide us with additional funding of $2,000,000 and we and our subcontractors would make additional contributions through cost sharing.

     o Conformable OLED Displays for Head-Mounted Devices. In January 2003, we were awarded a two-year, $729,996 SBIR Phase II program contract by the U.S. Department of the Army to further its development of conformable and transparent displays for use in helmets and other head-mounted devices. In February 2002, we completed our Phase I work on this program.

     o OLED Displays on Metal Foil. In November 2003, we were awarded a two-year $730,000 SBIR Phase II program contract by the U.S. Department of the Army to build a prototype of a rugged, light-weight active matrix OLED display on durable metal foil. This award followed our completion of Phase I work on this program.

     o OLEDs for White Lighting. In June 2003, we were awarded a two-year $750,000 SBIR Phase II program contract by the U.S. Department of Energy to demonstrate the feasibility of our proprietary PHOLED and FOLED technologies for high-performance lighting applications. This award followed our completion of Phase I work on two earlier programs. One of these earlier programs was designed to demonstrate a broadband white light source derived from the combination of red, green and blue PHOLED stripes; the other was intended to demonstrate an innovative PHOLED structure that emits light simultaneously from monomer and aggregate energy states.

   The United States Display Consortium

   We are a member of the United States Display Consortium (USDC), a cooperative industry and governmental effort aimed at developing an infrastructure to support North American flat panel display manufacturing. The USDC's role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 90 members, as well as support from ARL. We are one of 12 members on the Governing Board of the USDC and we actively participate on its Technical Council.

Intellectual Property

   Along with our personnel, our primary assets are intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of trade secrets and technical know-how that we have accumulated over time.

   Our Patents

   Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2003, we owned 34 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2020.

   Patents We License from Princeton University and the University of Southern California

   We exclusively license the bulk of our patent rights under an Amended License Agreement we executed with the Trustees of Princeton University and the University of Southern California in October 1997. As of December 31, 2003, these licensed patent rights included 143 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2014.

   Under the Amended License Agreement, Princeton University and the University of Southern California granted us a worldwide, exclusive license to specified patents and patent applications relating to OLED technologies and materials. This license grant also extends to any patent rights arising out of the research conducted under our Research Agreement with Princeton University. We are free to sublicense to third parties all or any portion of our patent rights under the Amended License Agreement. The term of the Amended License Agreement is perpetual, though it is subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

   Princeton University is responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the Amended License Agreement pursuant to an Interinstitutional Agreement between Princeton University and the University of Southern California. However, we participate closely in this process and have the right to instruct patent counsel on additional matters to be covered in any patent applications filed by Princeton University. We are required to bear all costs associated with the filing, prosecution and maintenance of these patent rights.

   We are required under the Amended License Agreement to pay Princeton University royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed products sold by our sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. Princeton University shares a portion of these royalties with the University of Southern California under their Interinstitutional Agreement.

   We paid Princeton University minimum royalties under the Amended License Agreement in the amounts of $100,000 for 2003, $100,000 for 2002 and $75,000 for 2001. For 2004 and thereafter, this minimum royalty obligation is $100,000 per year. We also are required under the Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we perform our obligations under the Research Agreement and, when that agreement ends, if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the Amended License Agreement.

   Patents We License from Motorola

   In September 2000, we entered into a License Agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola's OLED technologies, together with numerous foreign counterparts in various countries. These patents will start expiring in 2014. We have the right to freely sublicense these patents to third parties and, with limited exceptions, Motorola has agreed not to license these patents to others in the OLED industry.

   Motorola remains responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the License Agreement, including all associated costs. Motorola is obligated to keep us informed as to the status of these activities.

   We are required under the License Agreement to pay Motorola royalties on gross revenues received by us on account of our sales of OLED products or components, or from our sublicensees on account of their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. We have the option to pay these royalties to Motorola in either all cash or 50% cash and 50% shares of our common stock. We also have minimum royalty obligations to Motorola of $500,000 in cash or cash and stock for the 2003-2004 period and $1,000,000 in cash or cash and stock for the 2005-2006 period. Thereafter, we have no minimum royalty obligations to Motorola.

   In connection with our execution of the License Agreement, in 2000 we issued to Motorola 200,000 shares of our common stock, 300,000 shares of our Series B Convertible Preferred Stock, and immediately vesting seven-year warrants to purchase an additional 150,000 shares of our common stock at an exercise price of $21.60 per share. As of December 31, 2003, 225,000 shares of the Series B Convertible Preferred Stock were convertible into 343,916 shares of our common stock. The remaining 75,000 shares of the Series B Convertible Preferred Stock will vest and all shares of Series B Convertible Preferred Stock will automatically convert into shares of our common stock in September 2004.

   Intellectual Property Developed under Our Government Contracts

   We and our subcontractors have developed and may continue to develop patentable OLED technology inventions under our various U.S. government contracts and subcontracts. Under these arrangements, we or our subcontractors generally can elect to take title to any patents on these inventions, and to control the manner in which these patents are licensed to third parties. However, the U.S. government reserves the right to utilize, and to permit others to utilize, these inventions and any associated technical data for government purposes, and, in some cases, for unlimited purposes. In addition, if the U.S. government determines that we or our subcontractors have not taken appropriate steps to achieve practical application of these inventions, it may require that we or our subcontractors license these inventions to third parties.

   Trade Secrets and Technical Know-How

   We have accumulated, and continue to accumulate, a substantial amount of valuable trade secret information and technical know-how relating to OLED technologies and materials. Where practicable, we share portions of this information and know-how with display manufacturers and other business partners on a confidential basis. We also employ various methods to protect this information and know-how from unauthorized use or disclosure, although no such methods can afford complete protection. Moreover, because we derive some of this information and know-how from academic institutions such as Princeton University and the University of Southern California, there is an increased potential for public disclosure.

Competition

   The display industry in which we operate is highly competitive. We compete against existing flat panel display technologies, dominated by LCDs, as well as emerging OLED technologies.

   Flat Panel Display Competitors

   Numerous domestic and foreign companies have developed or are developing LCD and other flat panel display technologies that will compete with our OLED display technologies. These include plasma, field emissive and vacuum fluorescent display technologies. Companies pursuing these technologies, include, among others, Sony, Pioneer Corporation, Sharp Corporation, Toshiba Matsushita Display Technology Co., Ltd., Fujitsu, Ltd., Hitachi Displays,
Ltd., NEC Corporation, Sanyo Electric Co., Ltd., Samsung Electronics Co.,
Ltd., Samsung SDI, LG Electronics, Ltd., AU Optronics, Chi Mei Optoelectronics Corporation, RiTdisplay Corporation, Chunghwa Picture Tubes, Ltd., TECO Optronics Corporation, Toppoly Optoelectronics Corporation and HannStar
Display Corporation. Many of these competitors have greater name recognition and more extensive financial, marketing and research resource capabilities than we do.

   We believe that OLED display technologies ultimately may be able to overcome certain existing limitations of LCD and other flat panel display technologies, such as high power consumption, costly manufacturing methods, poor contrast ratios and limited viewing angles, for many product applications. However, other companies, including those listed above, may succeed in improving these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.

   OLED Competitors

   Eastman Kodak Company has licensed its competing fluorescent OLED technology and other patents for passive matrix OLED display applications to a number of display manufacturers, including several of those with whom we have been working. In addition, Eastman Kodak and Sanyo Electric through a joint venture known as SK Display Corporation, Samsung NEC Mobile Display Co., Ltd., RiTdisplay and Pioneer are presently manufacturing OLED products using technologies different from ours. Eastman Kodak and other competitors of ours, such as Covion Organic Semiconductors GmbH and Idemitsu Kosan Co., are selling OLED materials that compete with our proprietary PHOLED materials. Another
OLED industry participant, Cambridge Display Technology, Ltd., has licensed and is working with a number of display manufacturers on its competing polymer OLED technology.

   A number of companies, including many of our flat panel display competitors, together with Seiko Epson Corporation, Fuji Film Co., Ltd., Canon, Inc., Dow Chemical Corporation, Dupont Displays, Toyo Ink Mfg. Co., Ltd., Sumitomo Chemical Co., Ltd., Mitsubishi Chemical Corporation, Covion Organic Semiconductors and Idemitsu Kosan, are engaged in research, development and commercialization activities with respect to OLED technologies and materials. Many of these competitors have greater name recognition and more extensive financial, marketing and research resource capabilities than we do.

   Our existing business relationships with Tohoku Pioneer and other display manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may be adopted by other manufacturers for use in the production of commercial OLED displays. However, Eastman Kodak, Cambridge Display Technology and others may succeed in improving their competing OLED technologies and materials so as to render them superior to ours. We cannot be sure of the extent to which display manufacturers ultimately may adopt our OLED technologies and materials for the production of commercial OLED displays.

Employees

   As of December 31, 2003, we had 45 full-time employees and one part-time employee, none of whom are unionized. We believe that relations with our employees are good.

Our Company History

   Our corporation was organized under the laws of the Commonwealth of Pennsylvania in April 1985. Our business was commenced in June 1994 by a company then-known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. On June 22, 1995, a wholly-owned subsidiary of ours merged with and into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. now functions as an operating subsidiary of ours and has overlapping officers and directors.

Our Compliance with Environmental Protection Laws

   We are not aware of any current federal, state or local environmental compliance regulations that have a material effect on our business activities. We have not expended material amounts to comply with any environmental protection statutes and do not anticipate having to do so in the foreseeable future.

Our Internet Site

   Our Internet website can be found at www.universaldisplay.com. Through our website, free of charge, you can access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports that we may file with or furnish to the SEC.

ITEM 2. PROPERTIES

   Our main corporate offices and our research and development facility are located at 375 Phillips Boulevard in Ewing, New Jersey. We currently lease approximately 21,000 square feet of space at this facility. In September 2003, we extended the term of this lease through December 31, 2008. At the same time we secured the right, exercisable by us at any time on or after July 1, 2004, to purchase the building in which our offices and research and development facility are located for a fixed price. Should we exercise this purchase option, we would need to lease back a portion of the building space to the current landlord on terms substantially the same as those of our current lease agreement.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   We submitted no matters to a vote of our security holders in the fourth quarter of 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to our executive officers:


Name                          Age                Position
----                          ---      ------------------
Sherwin I. Seligsohn           68      Chairman of the Board and Chief
                                       Executive Officer
Steven V. Abramson             52      President, Chief Operating Officer
                                       and Director
Sidney D. Rosenblatt           56      Executive Vice President, Chief
                                       Financial Officer,
                                       Treasurer, Secretary and Director
Julia J. Brown, Ph.D.          42      Vice President and Chief Technical
                                       Officer


   Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

   Sherwin I. Seligsohn has been our Chief Executive Officer and Chairman of the Board since June 1995. He also served as our President from June 1995 through May 1996. Mr. Seligsohn founded and since has served as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He is also Chairman of the Board and Chief Executive Officer of Global Photonic Energy Corporation. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board. Mr. Seligsohn is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials (POEM) at Princeton University.

   Steven V. Abramson has been our President and Chief Operating Officer and a member of our Board of Directors since May 1996. From March 1992 to May 1996, he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From December 1982 to December 1991, he held various positions at InterDigital, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Advisory Board of the Advanced Technology Center for Photonics and Optoelectronic Materials
(POEM) at Princeton University and is also a member of the Board of Governors of the United States Display Consortium.

   Sidney D. Rosenblatt has been our Executive Vice President, Chief Financial Officer, Treasurer and Secretary since June 1995, and has been a member of our Board of Directors since May 1996. Mr. Rosenblatt is the owner of and served as the President of S. Zitner Company from August 1990 through December 1998. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital.

   Julia J. Brown, Ph.D. has been our Vice President and Chief Technical Officer since June 2002. She joined us in June 1998 as our Vice President of Technology Development. From November 1991 to June 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at the University of Southern California under the advisement of Professor Stephen R. Forrest. Dr. Brown has served as an Associate Editor of the Journal of Electronic Materials and as an elected member of the Electron Device Society Technical Board. She co-founded an international engineering mentoring program sponsored by the Institute of Electrical and Electronics Engineers and is a Senior Member of the IEEE. Dr. Brown has served on numerous technical conference committees and is presently a member of the Society of Information Display.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted on the Nasdaq National Market under the symbol "PANL," and listed on the Philadelphia Stock Exchange under the symbol "PNL." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the Nasdaq National Market.

                                                           High      Low
                                                          Close     Close
                                                          ------   ------
2003
   First Quarter......................................    $ 8.70   $ 6.33
   Second Quarter.....................................     10.80     8.22
   Third Quarter......................................     10.74     8.17
   Fourth Quarter.....................................     15.45    10.30
2002
   First Quarter......................................    $11.78   $ 8.17
   Second Quarter.....................................     11.80     8.30
   Third Quarter......................................      8.30     4.95
   Fourth Quarter.....................................     11.60     5.76


   Based on a review of our most recent proxy tabulation and security position listing reports, there were in excess of 400 holders of record of our common stock as of February 20, 2004.

   We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report and incorporated herein by reference.


                                                                                Fiscal Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                               2003           2002            2001           2000           1999
                                                           ------------   ------------    ------------    -----------   -----------
Operating Results:
Total revenue..........................................    $  6,593,193   $  2,484,948    $  1,252,901    $   492,756   $   519,536
Research and development expense.......................      17,897,522     15,804,267      12,310,036      7,109,205     3,171,497
General and administrative expense.....................       5,766,761      4,754,850       3,915,854      3,261,113     2,727,856
Net loss...............................................     (17,353,205)   (31,019,201)    (16,356,100)    (9,529,046)   (5,125,006)
Net loss attributable to Common shareholders...........     (18,387,507)   (32,972,680)    (18,873,436)    (9,529,046)   (5,125,006)
Net loss per share, basic and diluted..................           (0.82)         (1.71)          (1.11)         (0.62)        (0.42)
Balance Sheet Data:
Total assets...........................................    $ 46,201,646   $ 39,639,216    $ 48,569,569    $32,079,794   $10,316,850
Current liabilities....................................       4,194,776      2,866,759      10,464,188      1,670,016       873,761
Capital lease obligations..............................           3,886          8,599          12,827         16,619        20,021
Shareholders' equity...................................      38,906,870     33,668,571      38,096,782     29,826,804     9,426,470
Other Financial Data:
Working capital........................................    $ 23,679,705   $ 18,541,596    $ 17,994,232    $ 9,252,130   $ 5,704,913
Capital expenditures...................................         957,328      1,169,945       1,790,564      1,540,577     3,680,122
Acquired technology....................................              --             --              --     16,924,968            --
Weighted average Common Shares, basic and diluted......      22,428,219     19,227,697      16,994,537     15,260,837    12,269,943
Shares of Common Stock
  outstanding..........................................      24,196,765     21,525,412      18,093,124     16,440,286    13,714,563


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled
"Selected Financial Data" in this report and our consolidated financial statements and related notes to this report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully discussed in the section below entitled "Risk Factors."

Overview

   We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in a variety of flat panel display and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, development and technology evaluation agreements and license fees.

   During 2003, we recognized our first commercial chemical sales and license fee revenues. Also in 2003, we entered into an expanded technology development contract with a longstanding partner and recognized revenue from that and other similar contracts. Although these events show the progress we have made in introducing our OLED technologies and materials into the marketplace, there can be no certainty that these trends will continue. We have incurred significant losses since our inception, resulting in an accumulated deficit of $98,462,012 as of

December 31, 2003. Moreover, we expect our losses to continue for the foreseeable future and until such time, if ever, as we are able to achieve, from the commercial licensing of our OLED technologies and the sale of our OLED materials, sustained licensing and chemical sales revenues that are sufficient to support our ongoing research and development activities and other operations.

   We anticipate fluctuations in our annual and quarterly results of operations for the foreseeable future due to uncertainty regarding:

     o the timing of our receipt of license fees and fees for future technology development and evaluation;

     o the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

     o the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

     o the timing and financial consequences of our formation of new business relationships and alliances.

Critical Accounting Policies and Estimates

   The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may, under different assumptions and conditions, differ significantly from our estimates.

   We believe that our accounting policies related to revenue recognition and deferred license fees, valuation of acquired technology and stock-based compensation as described below, are our "critical accounting policies" as contemplated by the Securities and Exchange Commission. These policies are discussed in greater detail below.

   Revenue Recognition and Deferred License Fees

   Contract research revenues represent reimbursements by the U.S. government for all or a portion of the research and development expenses we incur related to our government contracts. Revenues are recognized proportionally as research and development expenses are incurred or as defined milestones are achieved. In order to ascertain the revenues associated with these contracts for a period, we estimate the proportion of related research and development expenses incurred and whether defined milestones have been achieved. Different estimates would result in different revenues for the period.

   We also receive non-refundable advance payments under certain of our development and technology evaluation agreements. These payments are deferred until a license agreement is executed or negotiations have ceased and there is no likelihood of executing a license agreement with the other party. If a license agreement is executed, these revenues will be recorded over the expected life of the licensed technology; otherwise, they will be recorded at the time negotiations with the other party show no further likelihood of success. If we estimate differently the expected life of this licensed technology, reported revenue during the relevant period will differ. To date, no deferred license fees have been recognized as revenue. As of December 31, 2003, $4,366,667 was recorded as deferred revenue.

   Valuation of Acquired Technology

   We regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the carrying value of these technologies may not be recoverable. Factors considered important that could cause impairment include, among others, significant changes in our anticipated future use of these technologies and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. As of December 31, 2003, we believe that no revision of the remaining useful lives or write-down of our acquired technology was required for 2003, nor was such a revision needed in 2002 or 2001. If such a write-down is required in the future, it could be for up to $11,404,703, the net book value of the acquired technology as of December 31, 2003.

   Valuation of Stock-Based Compensation

   We account for our stock-based compensation (see Note 11 of the Notes to Consolidated Financial Statements) under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. SFAS 123 establishes a fair value-based method of accounting for stock-based compensation plans. SFAS 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. We account for our stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 (EITF 96-18). SFAS 123 and EITF 96-18 require that we account for our option and warrant grants to non-employees based on the fair value of the options and warrants granted.

   We use the Black-Scholes option-pricing model to estimate the fair value of options we have granted for purposes of making the disclosure required by SFAS
123. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

Results of Operations

   Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

   We had a net loss attributable to holders of our common stock of $18,387,507 (or $0.82 per share) for the year ended December 31, 2003, compared to a net loss attributable to holders of our common stock of $32,972,680 (or $1.71 per share) for the year ended December 31, 2002. The decrease in net loss attributable to holders of our common stock was primarily due to:

     o  an increase in total revenue, as described below; and

     o a decrease of non-cash expense relating to the debt conversion and extinguishment of convertible promissory notes we issued in August 2001, and a decrease in non-cash interest expense (see Note 10 of the Notes to Consolidated Financial Statements).

   Our revenues were $6,593,193 for the year ended December 31, 2003, compared to $2,484,948 for the year ended December 31, 2002. The increase was primarily due to:

     o additional payments under technology development and evaluation agreements and additional purchases of materials by our development partners; and

     o providing OLED material to a customer for its use in the manufacture of commercial OLED displays under an arrangement entered into in 2003.

   We earned $2,295,009 from sales of our OLED materials for evaluation purposes for the year ended December 31, 2003, compared to $833,194 for the year ended December 31, 2002. The increase was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our current development partners.

   We entered into an arrangement in the third quarter of 2003 under which we began supplying one of our proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, we earned $68,160 in commercial chemical revenue and $159,040 in license fees in connection with this arrangement for the year ended December 31, 2003. There were no such arrangements in effect during 2002.

   We recognized $2,650,000 in technology development revenue for the year ended December 31, 2003, compared to $182,796 for the year ended December 31, 2002. The increase related to new and continuing technology development and evaluation agreements in 2003.

   We earned $1,420,984 in contract research revenue from the U.S. government for the year ended December 31, 2003, compared to $1,468,958 for the year ended December 31, 2002. The dollar value and the number of our government contracts remained relatively constant during 2002 and 2003, and several of these contracts are expected to continue into 2005.

   We incurred research and development expenses of $17,897,522 for the year ended December 31, 2003, compared to $15,804,267 for the year ended December 31, 2002. The increase was primarily a result of:

     o an increase of $973,657 in non-cash operating expense associated with our Development and License Agreement with PPG Industries, due to the increased price of our common stock;

     o an increase of $312,919 in costs associated with the increased number of patents filed in 2003 as compared to 2002;

     o an increase of $641,451 in costs for the further development and operation of our facility in Ewing, New Jersey; and

     o stock performance bonuses of $356,311 to research and development employees. No such bonuses were awarded in 2002.

   The increase was offset by a $289,900 decrease in costs associated with our Scientific Advisory Board, due to the timing of payments.

   We incurred general and administrative expenses of $5,766,761 for the year ended December 31, 2003, compared to $4,754,850 for the year ended December 31, 2002. The increase was a result of an increase of $1,125,887 in costs associated with new and existing personnel and stock performance bonuses of $661,775 awarded to employees. There were no such stock performance bonuses issued in 2002.

   In September 2002, $7,000,002 of the $15,000,000 in convertible promissory notes that we had issued in August 2001 (the Notes) were converted into shares of our common stock, with the remaining amount being repaid in cash. As of the date of conversion and repayment, the $15,000,000 face value of the Notes exceeded their then-carrying value due to an unamortized original issuance discount (OID) and beneficial conversion feature (BCF) on the Notes. As a result, upon the conversion and repayment of the Notes, we recognized a non-cash debt conversion and extinguishment expense of $10,011,780 related to the unamortized portion of the OID and BCF and the intrinsic value of the Notes repurchased. During 2003, there were no such expenses (see Note 10 of the Notes to Consolidated Financial Statements).

   We had no interest expense for the year ended December 31, 2003, compared to $3,298,589 for the year ended December 31, 2002. The decrease was primarily due to the retirement and conversion of the Notes in September 2002 and the fact that there was no debt in 2003, which compares to 2002 in which we recorded the amortization of OID and BCF of the Notes (see Note 10 of the Notes to Consolidated Financial Statements).

   In September 2003, the conversion price of the Series B Convertible Preferred Stock we issued to Motorola, Inc. in September 2000 was adjusted in accordance with the Certificate of Designations for this stock. We accounted for this adjustment as a contingent beneficial conversion feature (CBCF). As a result, we recorded the CBCF as a deemed dividend in the amount of $487,680. In 2002, the adjustment resulted in a deemed dividend of $1,953,479 (see Note 9 of the Notes to Consolidated Financial Statements).

   In August 2003, we completed an offering that was deemed dilutive under the terms of certain warrants we had previously issued and resulted in a reduction of the exercise prices of some of these warrants and an increase in the number of shares issuable under certain of these warrants. We treated and recorded this occurrence as a deemed dividend in the amount of $546,622. No such dividends were recorded in 2002. The weighted-average anti-dilution provisions of these warrants will be triggered in the future if we issue additional shares below the various exercise prices of these warrants.

   Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   We had a net loss attributable to holders of our common stock of $32,972,680 (or $1.71 per share) for the year ended December 31, 2002, compared to a net loss attributable to holders of our common stock of $18,873,436 (or $1.11 per share) for the year ended December 31, 2001. The increase was primarily due to:

     o an increase in cash and non-cash research and development expenses, as described below; and

     o an increase in non-cash interest expense on the Notes we issued in August 2001, as well as our incurring non-cash expense relating to the conversion and extinguishment of the Notes (see Note 10 of the Notes to Consolidated Financial Statements).

   Our revenues were $2,484,948 for the year ended December 31, 2002, compared to $1,252,901 for the year ended December 31, 2001. We earned $1,468,958 in contract research revenue from the U.S. government in 2002, compared to $1,058,571 in 2001. The increase was primarily due to our commencement of work under six new government contracts in 2002, with work under four of these contracts beginning in the third and fourth quarters of 2002. In 2001, contract revenue was derived from three government contracts, one of which was completed in the third quarter of 2001.

   We earned $833,194 from our sales of OLED materials for evaluation purposes in 2002, compared to $194,330 in 2001. The increase was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners. We commenced sales of OLED materials for evaluation purposes in 2001.

   During 2002, we received non-refundable cash payments of $4,266,667 in the aggregate in connection with our technology development and evaluation and license agreements, compared to $400,000 in similar cash payments we received in 2001. Of the cash payments we received in 2002, we recognized revenues of $182,796 as fees for technology development and evaluation, with the remainder being recorded as unearned revenue. The increase in cash payments received resulted from our entering into new technology development and evaluation and license agreements in 2002, as well as from our receiving additional payments under agreements of this nature that were in place during 2001.

   During 2002, we sold approximately $3 million of our state-related income tax net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. We received $225,657 for the sale of these NOLs and recorded it as other revenue. We did not sell any of our NOLs prior to 2002, but may do so in the future.

   We incurred research and development expenses of $15,804,267 for the year ended December 31, 2002, compared to $12,310,036 for the year ended December 31, 2001. The increase was mainly attributable to the following:

     o an increase of $901,754 in costs associated with increased salaries and costs incurred in connection with, and as a result of, the expansion of our facility in Ewing, New Jersey;

     o an increase of $342,323 in costs associated with an increased number of patents filed in 2002 as compared to 2001; and

     o an increase of $3,204,333 in non-cash charges in connection with our Development and License Agreement with PPG Industries (see Note 8 of the Notes to Consolidated Financial Statements).

   The increase was offset by a $1,054,786 decrease in costs associated with our Scientific Advisory Board, relating to the valuation of warrants received for compensation.

   General and administrative expenses were $4,754,850 for the year ended December 31, 2002, compared to $3,915,854 for the year ended December 31, 2001. The increase was mainly due to increased salaries and costs incurred in connection with, and as a result of, the expansion of our facility in Ewing, New Jersey. We also experienced an increase in marketing costs, including costs relating to public relations and shareholder services.

   In September 2002, $7,000,002 of the $15,000,000 in Notes that we had issued were converted into shares of our common stock, with the remaining amount being repaid by us in cash. As of the date of conversion and repayment, the $15,000,000 face value of the Notes exceeded their then-carrying value due to an unamortized OID and BCF on the Notes. As a result, upon the conversion and repayment of the Notes, we recognized a non-cash debt conversion and extinguishment expense of $10,011,780 related to the unamortized portion of the OID and BCF and the intrinsic value of the Notes repurchased. In the same period in 2001, there were no such expenses (see Note 10 of the Notes to Consolidated Financial Statements).

   Our interest expense was $3,298,589 for the year ended December 31, 2002, compared to $1,848,142 for the year ended December 31, 2001. The increase was primarily due to amortization of the OID and BCF of the Notes (see Note 10 of the Notes to Consolidated Financial Statements).

   In September 2002, the conversion price of the Series B Convertible Preferred Stock we issued to Motorola in September 2000 was adjusted in accordance with the Certificate of Designations for this stock. We accounted for this adjustment as a CBCF. As a result, we recorded the CBCF as a deemed dividend in the amount of $1,953,479.

Liquidity and Capital Resources

   As of December 31, 2003, we had cash and cash equivalents of $14,070,207, short-term investments of $12,811,704 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $3,255,574. This compares to cash and cash equivalents of $15,905,416, short-term investments of $4,662,898 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $379,753, as of December 31, 2002. The increase in cash and cash equivalents and short-term and long-term investments of $9,189,418 was primarily due to an increase in funds from our registered direct offering in 2003, less cash used in operations, as detailed below.

   During 2003, cash used in operating activities was $5,797,609, as compared to $4,764,265 in 2002. The increase was mainly due to a decrease in non-refundable cash payments received in 2003 as compared to 2002. In 2003, we received $3,000,000 in the aggregate in connection with our new and existing technology development and evaluation and license agreements, of which $2,655,000 was recognized as revenue in 2003. This compares to $4,266,667 in aggregate payments that we received in 2002 in connection with similar agreements, of which $182,796 was recognized as revenue in 2002. This decrease was offset in part by an increase in accounts payable and accrued expenses.

   In August 2003, we completed a registered direct offering of 2,012,500 shares of our common stock at a price of $8.00 per share. The offering resulted in proceeds to us of $14,829,357, net of $1,270,643 in costs associated with completion of the offering.

   In August 2002, we completed a registered direct offering of 1,277,014 shares of our common stock at a price of $5.09 per share. In September 2002, we completed a subsequent registered direct offering of 383,452 shares of our common stock at a price of $5.41 per share. These offerings resulted in aggregate proceeds to us of $8,055,186, net of $519,288 in costs associated with completion of the offerings.

   Working capital increased to $23,679,705 as of December 31, 2003, from working capital of $18,541,596 as of December 31, 2002. The net increase was due primarily to the completion of the August 2003 registered direct offering of our common stock. Our net cash used in operating activities was $5,797,609 in 2003 and $4,764,265 in 2002. Non-cash expenses related to the issuance of our common stock, warrants and options to purchase our common stock, and the amortization of discounts relating to the issuance, conversion and repayment of convertible debt (see Note 10 of the Notes to Consolidated Financial Statements) were $6,450,016 in 2003 and $19,162,516 in 2002.

   We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations into 2005. We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options. We have an effective shelf registration statement that would enable us to offer, from time to time, up to $75,325,524 of our common stock, preferred stock, debt securities and other securities, subject to market conditions and other factors. It should be noted, however, that substantial additional funds will be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. For example, under our 1997 Research Agreement with

Princeton University, we are required to pay Princeton University $1,495,599 per year through July 2007. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all.

Contractual Obligations

   As of December 31, 2003, we had the following contractual commitments:


                                                                                            Payments Due by Period
                                                                           --------------------------------------------------------
                                                                           Less than
Contractual Obligations
-----------------------                                        Total        1 year       1-3 years    3-5 years   More than 5 years
                                                             ----------   ----------    ----------    ---------   -----------------
Long-term debt...........................................    $       --   $       --    $       --    $     --     $             --
                                                             ----------   ----------    ----------    --------     ----------------
Operating lease obligations..............................     1,483,217      302,207       887,010     294,000                   --
                                                             ----------   ----------    ----------    --------     ----------------
Capital lease obligations................................         3,886        3,886            --          --                   --
                                                             ----------   ----------    ----------    --------     ----------------
Purchase obligations.....................................            --           --            --          --                   --
                                                             ----------   ----------    ----------    --------     ----------------
Other long-term liabilities reflected on the balance
  sheet under GAAP.......................................            --           --            --          --                   --
                                                             ----------   ----------    ----------    --------     ----------------
Other Obligations:
 Sponsored research obligation...........................     5,359,230    1,495,599     3,863,631          --                   --
                                                             ----------   ----------    ----------    --------     ----------------
 Minimum royalty obligation..............................     2,100,000(1)   600,000     1,300,000     200,000     $100,000/year(1)
                                                             ----------   ----------    ----------    --------     ----------------
Total....................................................    $8,946,333(1)$2,401,692    $6,050,641    $494,000     $100,000/year(1)
                                                             ----------   ----------    ----------    --------     ----------------

---------------
(1) Under our Amended License Agreement with Princeton University and the University of Southern California, we are obligated to pay Princeton University minimum royalties of $100,000 per year until such time as the agreement is no longer in effect.

Off-Balance Sheet Arrangements

   As of December 31, 2003, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

   The adoption of SFAS Nos. 145, 146, 148 and 150 and FASB Interpertation Nos. 45 and 46 did not have a material impact on our 2003 consolidated financial statements.

   The EITF reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF Issue No. 00-21 will not have a material impact on our financial position, results of operations, or liquidity.

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

   The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected.

We do not expect to be profitable in the foreseeable future, and may never be profitable.

   Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future and until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our OLED technologies and materials to support our operations. You should note, however, that:

     o  OLED technologies may never become commercially viable;

     o markets for flat panel displays utilizing OLED technologies may be limited; and

     o we may never generate sufficient revenues from the commercial exploitation of our OLED technologies and materials to become profitable.

   Even if we find commercially viable applications for our OLED technologies and materials, we may never recover our research and development expenses.

If we do not receive additional financing in the future, we might not be able to continue the research, development and commercialization of our OLED technologies and materials.

   Our capital requirements have been and will continue to be significant. Substantial additional funds will be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, our business might fail. Additionally, if we attempt to raise money in an offering of shares of our common stock, preferred stock, warrants or depositary shares, or if we engage in acquisitions involving the issuance of such securities, the issuance of these shares will dilute our then-existing shareholders.

If our OLED technologies and materials are not feasible for broad-based product applications, we may never generate revenues sufficient to support ongoing operations.

   Before display manufacturers will agree to utilize our OLED technologies and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications. This, in turn, will require substantial advances in our research and development efforts in a number of areas, including:

     o  device reliability;

     o the development of long-lived OLED materials for full color OLED displays; and

     o issues related to scalability and cost-effective fabrication technologies for product applications.

   Our efforts may never demonstrate the feasibility of our OLED technologies and materials for broad-based product applications.

   Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of funds for completing development of these products. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete research and development of our OLED technologies and materials successfully, or if we experience delays in completing research and development of our OLED technologies and materials for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

Even if our OLED technologies are technically feasible, they may not be adopted by display manufacturers.

   The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies will depend, in part, upon these technologies providing benefits comparable to cathode ray tube, or CRT, display and LCD technologies (the current standard display technologies) at an appropriate cost, and the adoption of these technologies by consumers, neither of which has been achieved. Also, there may be a number of additional technologies that display manufacturers need to utilize to be used in conjunction with our OLED technologies in order to bring OLED displays and products containing them to the market. Many potential licensees of our OLED technologies manufacture flat panel displays utilizing competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies. Moreover, even if our OLED technologies are a viable alternative to competing technologies, if additional technologies are required to be used in conjunction with our OLED technologies to bring OLED displays and products containing them to the market and display manufacturers are unable to obtain access to these technologies, they may not utilize our OLED technologies.

There are numerous potential alternatives to OLEDs for flat panel displays, which may limit our ability to commercialize our OLED technologies and materials.

   The flat panel display market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Several other flat panel display technologies have been, or are being, developed, including technologies for the production of field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. Advances in LCD technology or any of these technologies may overcome their current limitations and permit them to become the leading technologies for flat panel displays, either of which could limit the potential market for flat panel displays utilizing our OLED technologies and materials. This, in turn, would cause display manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

Other OLED technologies may be more successful than ours.

   Our competitors have developed OLED technologies that differ from or compete with our OLED technologies. These competing OLED technologies entered the marketplace prior to ours and may become entrenched in the flat panel industry before our OLED technologies have a chance to become widely utilized.
Moreover, our competitors may succeed in developing new OLED technologies that are more cost-effective or have fewer display limitations than our OLED technologies. If our OLED technologies, and particularly our phosphorescent OLED technology, are unable to capture a substantial portion of the OLED display market, our business strategy may fail.

Many of our competitors have greater resources, and it may be difficult to compete against them.

   The flat panel display industry is characterized by intense competition. Many of our competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than us. Because of these differences, we may never be able to compete successfully in the OLED display market.

The flat panel display industry has historically experienced significant downturns, which may adversely affect the demand for and pricing of our OLED technologies and materials.

   The flat panel display industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by lower product demand, production overcapacity and erosion of average selling prices. Our business strategy is dependent on display manufacturers building and selling displays that incorporate our OLED technologies and materials. Industry-wide fluctuations and downturns in the demand for flat panel displays, and OLED displays in particular, could cause significant harm to our business.

If our research partners fail to make advances in their research, or if they terminate or elect not to renew their relationships with us, we might not succeed in commercializing our OLED technologies and materials.

   Research and development of commercially viable applications for our OLED technologies and materials depend substantially on the success of the work conducted by our research partners. We cannot be certain that our research partners will make additional advances in the research and development of these technologies and materials. Moreover, although we fund OLED technology research, the scope of and technical aspects of this research and the resources and efforts directed to this research are in large part subject to the control of our research partners.

   Our most significant research and development relationships are with Princeton University and the University of Southern California. Our Research Agreement with Princeton University expires in July 2007 and both this agreement and our Amended License Agreement with Princeton University and the University of Southern California (the agreement under which we license our key OLED technology patents) can be terminated for various reasons. For example, the Research Agreement provides that if Dr. Stephen R. Forrest, the principal investigator for our research program with Princeton University, is unavailable to continue to serve in this capacity, because he is no longer associated with Princeton University or for any other reason, and a successor acceptable to both us and Princeton University is not available, Princeton University has the right to terminate the Research Agreement without impacting the Amended License Agreement. Termination of the Research Agreement or the Amended License Agreement would materially and adversely affect our ability to research, develop and commercialize our OLED technologies and materials.

If we cannot form and maintain lasting business relationships with OLED display manufacturers, our business strategy will fail.

   Our business strategy ultimately depends upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of OLED displays. As of December 31, 2003, we had entered into only two such relationships, one with Dupont Displays, Inc. and one with Tohoku Pioneer Corporation. All of our other relationships with display manufacturers currently are limited to technology development and the evaluation of our OLED technologies and materials for possible use in commercial production. Some or all of these relationships may not succeed or, even if they are successful, may not result in the display manufacturers entering into commercial licensing and material supply relationships with us.

   Under our existing technology development and evaluation agreements, we are working with display manufacturers to incorporate our technologies into their products for the commercial production of OLED displays. However, these technology development and evaluation agreements typically last for limited periods of time, such that our relationships with the display manufacturers will expire unless they continually are renewed. The display manufacturers may not agree to renew their relationships with us on a continuing basis. In addition, we regularly continue working with display manufacturers evaluating our OLED technologies and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with the display manufacturers not continue or be renewed, our business would suffer.

   Our ability to enter into additional commercial licensing and material supply relationships, or to maintain our existing technology development and evaluation relationships, may require us to make financial or other commitments. We might not be able, for financial or other reasons, to enter into or continue these relationships on commercially acceptable terms, or at all. Failure to do so would have a material adverse effect on us.

We rely solely on PPG Industries to manufacture the OLED materials we use and sell to display manufacturers.

   Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to display manufacturers. Our current Development and License Agreement with PPG Industries, Inc. provides us with a source for these materials for research, development and evaluation purposes, and our current Supply Agreement with PPG Industries provides us with a source for these materials for commercial purposes. However, the Development and License Agreement expires at the end of 2005 and the Supply Agreement expires at the end of 2007. Our inability to continue obtaining these OLED materials from PPG Industries or another source would have a material adverse effect on our revenues from sales of these materials, as well as on our ability to perform research and development work and to support those display manufacturers currently evaluating our OLED technologies and materials for possible commercial use.

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our OLED technologies and materials, our business will suffer.

   The value of our OLED technologies and materials is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. Although we own or license many patents respecting our OLED technologies and materials that have already been issued, there can be no assurance that additional patents applied for will be obtained, or that any of these patents, once issued, will afford commercially significant protection for our OLED technologies and materials, or will be found valid if challenged. Moreover, we have not obtained patent protection for some of our OLED technologies and materials in all foreign countries in which OLED displays or materials might be manufactured or sold. In any event, the patent laws of other countries may differ from those of the United States as to the patentability of our OLED technologies and materials and the degree of protection afforded.

   We may become engaged in litigation to protect or enforce our patent and other intellectual property rights, or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with those of our licensees. In addition, we may have to participate in interference or reexamination proceedings before the U.S. Patent and Trademark Office, or in opposition, nullity or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions would place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key OLED technologies and materials on which our business depends.

If our OLED technologies or materials are found to infringe the rights of others, we may not be able to commercially license or sell them.

   Other companies and institutions may independently develop OLED technologies and materials that are equivalent or superior to ours, and may obtain patent or similar rights with respect to these technologies. There are a number of other companies and organizations that have been issued patents and are filing additional patent applications relating to OLED technologies and materials, including Eastman Kodak Company, Fuji Film Co., Ltd., Canon, Inc., Pioneer Corporation, Semiconductor Energy Laboratories Co. and Mitsubishi Chemical Corporation, all of whom have patent rights related to OLED technologies and materials. There can be no assurance that the utilization of our OLED technologies or the sale of our OLED materials, including technologies and materials developed by or licensed from Princeton University, the University of Southern California, PPG Industries or Motorola, Inc., will not infringe on the patent or other intellectual property rights of others. In this event, we or our partners may be required to obtain licenses, pay damages, modify our products or methods of operation, or be prohibited from making, using, selling or offering to sell some or all of our OLED materials or products incorporating our OLED technologies. We also might not have the financial or other resources necessary to enforce or defend a patent infringement action, and the licensors of our licensed patents might not enforce or defend such an action in a timely manner. If our OLED materials or products incorporating our OLED technologies are found to infringe on the patent or other intellectual property rights of others, it could have a material adverse effect on us by limiting our ability to license our OLED technologies or to sell our OLED materials to display manufacturers.

The U.S. government has rights to our OLED technologies that might prevent us from realizing the benefits of these technologies.

   The U.S. government, through various government agencies, has provided and continues to provide funding to us, Princeton University and the University of Southern California for research activities related to certain aspects of our OLED technologies. Because we have been provided with this funding, the government has rights to these OLED technologies that could restrict our ability to market them to the government for military and other applications, or to third parties for commercial applications. Moreover, if the government determines that we have not taken effective steps to achieve practical application of these OLED technologies in any field of use in a reasonable time, the government could require us to grant licenses to other parties in that field of use. Any of these occurrences would limit our ability to obtain the full benefits of our OLED technologies.

If we cannot keep our key employees or hire other talented persons as we grow, our business might not succeed.

   Our performance is substantially dependent on the continued services of senior management and other key personnel, and on our ability to offer competitive salaries and benefits to our employees. We do not have employment agreements with any of our management or other key personnel. Additionally, competition for highly skilled technical, managerial and other personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

We can issue shares of preferred stock that may adversely affect your rights as a shareholder of our common stock.

   Our Articles of Incorporation authorize us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of shareholders of our common stock. For example, an issuance of shares of preferred stock could:

     o adversely affect the voting power of the shareholders of our common stock;

     o  make it more difficult for a third party to gain control of us;

     o  discourage bids for our common stock at a premium; or

     o  otherwise adversely affect the market price of our common stock.

   Our Board of Directors has designated and issued two series of preferred stock that were outstanding as of December 31, 2003: (a) 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin Seligsohn, our Chairman of the Board and Chief Executive Officer; and (b) 300,000 shares of Series B Convertible Preferred Stock that are held by Motorola. As of December 31, 2003, 225,000 shares of the Series B Convertible Preferred Stock were convertible into 343,916 shares of our common stock. The remaining 75,000 shares of the Series B Convertible Preferred Stock will vest and all shares of Series B Convertible Preferred Stock will automatically convert into shares of our common stock in September 2004. We may issue additional shares of authorized preferred stock at any time in the future.

If the price of our common stock goes down, we may have to issue more shares than are presently anticipated to be issued under our agreement with PPG Industries.

   Under our Development and License Agreement with PPG Industries, we are required to issue to PPG Industries shares of our common stock for services rendered by it. If, at the time of issuance, the price of our common stock has declined materially since the date of the Development and License Agreement, we would be required to issue to PPG Industries more shares of our common stock than were initially anticipated. This increase in the number of shares available for public sale could cause people to sell our common stock, including in short sales, which could drive down the price of our common stock, thus reducing its value and perhaps hindering our ability to raise additional funds in the future. In addition, such an increase in the number of outstanding shares of our common stock would further dilute existing holders of this stock.

Our executive officers and directors own a large percentage of our common stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

   Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Chairman of the Board and Chief Executive Officer beneficially own as of February 20, 2004, approximately 25.5% of the outstanding shares of our common stock. Moreover, Pine Ridge Financial Inc. and First Investors Holding Co., Inc., as successor to Strong River Investments, Inc., assigned to our management their rights to vote the shares of our common stock they received or are entitled to receive upon conversion of warrants, notes and preferred stock issued in an August 2001 private placement transaction, of which warrants to purchase 744,452 shares remain outstanding as of February 20, 2004. Accordingly, these shareholders and members of management may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

The market price of our common stock might be highly volatile.

   The market price of our common stock might be highly volatile, as has been the case with our common stock in the past as well as the securities of many companies, particularly other small and emerging-growth companies. We have included a section in this report entitled "Market for Registrant's Common Equity and Related Stockholder Matters" that contains a table indicating the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated. Factors such as the following may have a significant impact on the market price of our common stock in the future:

     o  our expenses and operating results;

     o announcements by us or our competitors of technological developments, new product applications or license arrangements; and

     o other factors affecting the flat panel display and related industries in general.

The issuance of additional shares of our common stock could drive down the price of our stock.

   The price of our common stock can be expected to decrease if:

     o other shares of our common stock that are currently subject to restriction on sale become freely salable, whether through an effective registration statement or based on Rule 144 under the Securities Act of 1933; or

     o we issue additional shares of our common stock that might be or become freely salable, including shares that would be issued upon conversion of our preferred stock or the exercise of outstanding warrants and options.

Our past use of Arthur Andersen LLP as our independent auditor limits the ability of shareholders to seek potential recoveries from them related to their work.

   On July 30, 2002, we announced that we had appointed KPMG LLP to replace Arthur Andersen LLP (Arthur Andersen) as our independent public auditor. Our consolidated financial statements as of and for each of the years ended December 31, 1999 through 2001 were audited by Arthur Andersen. After reasonable efforts, we were unable to obtain Arthur Andersen's consent to the incorporation by reference into this document of its report with respect to our financial statements. Under these circumstances, Rule 437a under the Securities Act of 1933 allowed us to file this document without a written consent from Arthur Andersen.

   The absence of this consent may limit recovery on certain claims by investors in our common stock on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act of 1933. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to us) will be limited as a practical matter due to events regarding Arthur Andersen. This means that if an investor in our common stock were to assert a claim under
Section 11 of the Securities Act relating to its investment, that investor would not be able to seek damages from Arthur Andersen. Thus, as compared to a hypothetical investor in the stock of another company whose inclusion of financial statements in its annual report was consented to by that company's independent auditor, an investor in our common stock would have fewer alternatives in seeking damages relating to its investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements and the relevant notes to those statements are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A. CONTROLS AND PROCEDURES

   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

   There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item is set forth in our definitive Proxy Statement (the Proxy Statement) to be filed with the SEC for our Annual Meeting of Shareholders to be held on June 16, 2004, under the headings "Nominees for Election as Directors," "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics," and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information with respect to this item is set forth in our Proxy Statement under the heading "Executive Management Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to the ownership of our securities by certain persons is set forth in our Proxy Statement under the headings "Principal Shareholders" and "Equity Compensation Plans," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to transactions with our managers and other related parties is set forth in our Proxy Statement under the heading "Certain Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   Information with respect to principal accounting fees and services is set forth in our Proxy Statement under the heading "Information Regarding Independent Public Accountants," and is incorporated herein by reference.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

   (1) Financial Statements:


      Independent Auditors' Report. .................................   F-2

      Consolidated Balance Sheets ...................................   F-4

      Consolidated Statements of Operations .........................   F-5

      Consolidated Statements of Shareholders' Equity (Deficit) .....   F-6

      Consolidated Statements of Cash Flows .........................   F-9

      Notes to Consolidated Financial Statements ....................   F-10


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

Exhibit
Number                                                               Description
------                                                               -----------
3.1*              Amended and Restated Articles of Incorporation of the Company
3.2*              Bylaws of the Company
4.1               Certificate of Designations for Series B Convertible Preferred Stock (8)
4.2               Amended and Restated Warrant of First Investors Holding, Co., as assignee from Strong River Investments, Inc., to purchase 78,740 shares of common stock, dated as of August 22, 2001 (7)
4.3               Amended and Restated Warrant of Pine Ridge Financial Inc. to purchase 78,740 shares of common stock, dated as of
                  August 22, 2001 (7)
4.4               Amended and Restated Warrant of First Investors Holding, Co., as assignee from Strong River Investments, Inc., to purchase 78,740 shares of common stock, dated as of August 22, 2001 (7)
4.5               Amended and Restated Warrant of Pine Ridge Financial Inc. to purchase 78,740 shares of common stock, dated as of
                  August 22, 2001 (7)
4.6               Amended and Restated Warrant of First Investors Holding, Co., as assignee from Strong River Investments, Inc., to purchase 214,746 shares of common stock, dated as of August 22, 2001 (7)
4.7               Amended and Restated Warrant of Pine Ridge Financial Inc. to purchase 214,746 shares of common stock, dated as of
                  August 22, 2001 (7)
4.8               Warrant of Midtown Holdings, LLC, as assignee from Gerard Klauer Mattison & Co., Inc., to purchase 186,114 shares of common stock, dated as of August 22, 2001 (6)
4.9               Warrant of SG Cowen Securities Corporation to purchase 50,313 shares of common stock, dated as of August 28, 2003
                  (12)
10.1#             Warrant Agreement dated as of April 25, 1996 between the registrant and Sherwin Seligsohn (1)
10.2#             Warrant Agreement dated as of April 25, 1996 between the registrant and Steven V. Abramson (1)
10.3#             Warrant Agreement dated as of April 25, 1996 between the registrant and Sidney D. Rosenblatt (1)

Exhibit
Number                                                               Description
------                                                               -----------
10.4#             Warrant Agreement dated as of April 18, 2000 between the registrant and Julia J. Brown (5)
10.5*#            Amendment No. 1 to Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000
10.6#             Change in Control Agreement dated as of April 28, 2003, between the registrant and Sherwin I. Seligsohn (10)
10.7#             Change in Control Agreement dated as of April 28, 2003, between the registrant and Steven V. Abramson (10)
10.8#             Change in Control Agreement dated as of April 28, 2003, between the registrant and Sidney D. Rosenblatt (10)
10.9#             Change in Control Agreement dated as of April 28, 2003, between the registrant and Julia J. Brown (10)
10.10             Stock Option Plan dated as of September 1, 1995 (3)
10.11             Amended and Restated Stock Option Plan (renamed the Equity Compensation Plan), dated as of April 24, 2003 (10)
10.12             1997 Research Agreement between the registrant and The Trustees of Princeton University (2)
10.13             Amendment #1 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of November 14, 2000 (13)
10.14             Amendment #2 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of April 11, 2002 (13)
10.15             1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of
                  Southern California (2)
10.16             Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the
                  University of Southern California, dated as of August 7, 2003 (13)
10.17             Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and
                  The Trustees of Princeton University dated as of July 19, 2000 (8)
10.18             Development and License Agreement dated as of October 1, 2000, between the registrant and PPG Industries, Inc.
                  (4)
10.19             Form of Warrant Agreement issuable by the registrant to PPG Industries, Inc. pursuant to the Development and
                  License Agreement (4)
10.20             Amendment Number 1 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of March 7, 2001 (4)
10.21             Amendment Number 2 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of October 15, 2002 (9)
10.22             Amendment Number 3 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of January 21, 2003 (9)
10.23             Amendment Number 4 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of April 11, 2003 (11)
10.24             License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000 (8)
10.25             Lease Agreement between the registrant and Gesipa Real Estate Partners, dated as of October 12, 1998 (13)
10.26             First Amendment of Lease Agreement between the registrant and Gesipa Real Estate Partners, dated as of January
                  11, 2001 (13)
10.27             Second Amendment of Lease Agreement between the registrant and Gesipa Real Estate Partners, dated as of September
                  22, 2003 (13)
21*               Subsidiaries of the Registrant
23.1*             Consent of KPMG LLP
31.1*             Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit
Number                                                               Description
------                                                               -----------
31.2*             Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**            Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the
                  Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2**            Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the
                  Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

---------------
Explanation of Footnotes to Listing of Exhibits:
*   Filed herewith.
**  Furnished herewith.
#   Management contract or compensatory plan or arrangement.

(1) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

(2) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

(3) Filed as an Exhibit to Registration Statement (No. 333-92649) on Form S-8 filed with the SEC on December 13, 1999.

(4) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-50990) on Form S-3 filed with the SEC on March 7, 2001.

(5) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

(6) Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on September 6, 2001.

(7) Filed as an Exhibit to Registration Statement (No. 333-72846) on Form S-3 filed with the SEC on November 6, 2001.

(8) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

(9) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(10) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 13, 2003.

(11) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 13, 2003.

(12) Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on August 25, 2003.

(13) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

   (b) No reports were filed on Form 8-K during the fiscal quarter ended December 31, 2003. On November 12, 2003, we furnished to the SEC a report on Form 8-K reporting under Item 12 that we had issued a press release announcing our financial results for the quarter ended September 30, 2003, and attached that press release as an exhibit to the report.

   (c) The exhibits required to be filed by us with this report are listed above and are incorporated in this report by reference.

   (d) The financial statement schedules required to be filed by us with this report are listed above and are incorporated in this report by reference.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Universal Display Corporation has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:


                           UNIVERSAL DISPLAY CORPORATION

                           By: /s/ Sidney D. Rosenblatt
                             -----------------------------------------
                             Sidney D. Rosenblatt
                             Executive Vice President, Chief Financial
                             Officer,
                             Treasurer and Secretary
                           Date: March 1, 2004
                               -

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                            Title                          Date
         ----                            -----                          ----

/s/ Sherwin I. Seligsohn    Chairman of Board and Chief Executive     March 1, 2004
 -----------------------    Officer
 Sherwin I. Seligsohn


/s/ Steven V. Abramson      President, Chief Operating Officer and    March 1, 2004
 -----------------------    Director
  Steven V. Abramson

/s/ Sidney D. Rosenblatt    Executive Vice President, Chief           March 1, 2004
 -----------------------    Financial Officer,
 Sidney D. Rosenblatt       Treasurer, Secretary and Director

/s/ Leonard Becker          Director                                  March 1, 2004
 -----------------------
Leonard Becker

/s/ Elizabeth H. Gemmill    Director                                  March 1, 2004
 -----------------------
 Elizabeth H. Gemmill

/s/ C. Keith Hartley        Director                                  March 1, 2004
 -----------------------
C. Keith Hartley

/s/ Lawrence Lacerte       Director                                   March 1, 2004
 --------------------
   Lawrence Lacerte

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

 Reports of Independent Auditors ...................................    F-2

 Consolidated Balance Sheets .......................................    F-4

 Consolidated Statements of Operations .............................    F-5

 Consolidated Statements of Shareholders' Equity (Deficit) .........    F-6

 Consolidated Statements of Cash Flows .............................    F-9

 Notes to Consolidated Financial Statements ........................   F-10

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiary (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended, and for the period from June 17, 1994 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Universal Display Corporation and subsidiary as of December 31, 2001 and for the year ended December 31, 2001, and for the period from June 17, 1994 (inception) through December 31, 2003 to the extent related to the period from June 17, 1994 (inception) through December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 5, 2002. Our opinion on the consolidated statements of operations, shareholders' equity (deficit) and cash flows, insofar as it relates to the amounts included for the period from June 17, 1994 (inception) through December 31, 2001, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiary (a development stage company) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, and for the period from June 17, 1994 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                     /s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2004

The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, cash flows and shareholders' equity (deficit) for the years ended December 31, 2000 and 1999, which are no longer included in the accompanying consolidated financial statements.

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

                                     /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 5, 2002

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)

                          CONSOLIDATED BALANCE SHEETS



                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ......................    $ 14,070,207   $ 15,905,416
 Short-term investments .........................      12,811,704      4,662,898
 Accounts receivable ............................         805,602        662,822
 Inventory ......................................          33,044             --
 Other current assets ...........................         153,924        177,219
                                                     ------------   ------------
   Total current assets..........................      27,874,481     21,408,355
PROPERTY AND EQUIPMENT, net .....................       3,532,115      4,617,570
ACQUIRED TECHNOLOGY, net ........................      11,404,703     13,099,775
INVESTMENTS .....................................       3,255,574        379,753
OTHER ASSETS ....................................         134,773        133,763
                                                     ------------   ------------
                                                     $ 46,201,646   $ 39,639,216
                                                     ============   ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Capital lease obligations ......................    $      3,886   $      4,713
 Accounts payable ...............................         436,809        388,286
 Accrued expenses ...............................       2,020,210      1,084,889
 Deferred license fees ..........................       1,266,667      1,066,667
 Deferred revenue ...............................         467,204        322,204
                                                     ------------   ------------
   Total current liabilities.....................       4,194,776      2,866,759
CAPITAL LEASE OBLIGATIONS .......................              --          3,886
DEFERRED LICENSE FEES ...........................       3,100,000      3,100,000
                                                     ------------   ------------
                                                        7,294,776      5,970,645
COMMITMENTS (Note 13) ...........................              --             --
SHAREHOLDERS' EQUITY:
Preferred Stock, par value $0.01 per share,
  5,000,000 shares authorized, 200,000 shares of
  Series A Nonconvertible Preferred Stock issued
  and outstanding (liquidation value of $7.50 per
  share or $1,500,000), 300,000 shares of Series
  B Convertible Preferred Stock issued and
  outstanding (liquidation value of $21.48 per
  share or $6,444,000), 5,000 shares of Series C-
  1 Convertible Preferred Stock authorized and
  none outstanding, 5,000 shares of Series D
  Convertible Preferred Stock authorized and none
  outstanding....................................           5,000          5,000
Common Stock, par value $0.01 per share,
  50,000,000 shares authorized, 24,196,765 and
  21,525,412 shares issued and outstanding.......         241,968        215,254
Additional paid-in-capital ......................     137,160,751    113,541,408
Accumulated other comprehensive loss ............         (38,837)       (18,586)
Deficit accumulated during development-stage ....     (98,462,012)   (80,074,505)
                                                     ------------   ------------
   Total shareholders' equity....................      38,906,870     33,668,571
                                                     ------------   ------------
                                                     $ 46,201,646   $ 39,639,216
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                     Period from
                                                                                                                      Inception
                                                                             Year Ended December 31,             (June 17, 1994) to
                                                                   -------------------------------------------      December 31,
                                                                      2003            2002            2001              2003
                                                                  ------------    ------------    ------------   ------------------
REVENUE:
 Contract research revenue ....................................   $  1,420,984    $  1,468,958    $  1,058,571      $  5,423,204
 Development chemicals ........................................      2,295,009         833,194         194,330         3,322,533
 Commercial chemicals .........................................         68,160              --              --            68,160
 License fees .................................................        159,040              --              --           159,040
 Technology development revenue ...............................      2,650,000         182,796              --         2,832,796
                                                                  ------------    ------------    ------------      ------------
   Total revenue...............................................      6,593,193       2,484,948       1,252,901        11,805,733
                                                                  ------------    ------------    ------------      ------------
OPERATING EXPENSES:
 Cost of chemicals sold .......................................        110,503          39,676              --           150,179
 Research and development .....................................     17,897,522      15,804,267      12,310,036        65,127,040
 General and administrative ...................................      5,766,761       4,754,850       3,915,854        26,110,908
 Royalty expense ..............................................        350,000         250,000          75,000           675,000
                                                                  ------------    ------------    ------------      ------------
   Total operating expenses....................................     24,124,786      20,848,793      16,300,890        92,063,127
                                                                  ------------    ------------    ------------      ------------
   Operating loss..............................................    (17,531,593)    (18,363,845)    (15,047,989)      (80,257,394)
                                                                  ------------    ------------    ------------      ------------
INTEREST INCOME ...............................................        162,356         429,356         540,031         2,217,321
INTEREST EXPENSE ..............................................             --      (3,298,589)     (1,848,142)       (5,146,731)
DEBT CONVERSION AND
EXTINGUISHMENT EXPENSE ........................................             --     (10,011,780)             --       (10,011,780)
OTHER REVENUE .................................................         16,032         225,657              --           241,689
                                                                  ------------    ------------    ------------      ------------
NET LOSS ......................................................    (17,353,205)    (31,019,201)    (16,356,100)      (92,956,895)
                                                                  ------------    ------------    ------------      ------------
DEEMED DIVIDENDS TO PREFERRED
SHAREHOLDERS (Notes 9 and 11) .................................     (1,034,302)     (1,953,479)     (2,517,336)       (5,505,117)
                                                                  ------------    ------------    ------------      ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ..................   $(18,387,507)   $(32,972,680)   $(18,873,436)     $(98,462,012)
                                                                  ============    ============    ============      ============
BASIC AND DILUTED NET LOSS PER
COMMON SHARE ..................................................   $      (0.82)   $      (1.71)   $      (1.11)
                                                                  ============    ============    ============
WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE .....................................     22,428,219      19,227,697      16,994,537
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                             Series A            Series B           Series C          Series C-1
                                                          Nonconvertible       Convertible         Convertible        Convertible
                                                         Preferred Stock     Preferred Stock     Preferred Stock    Preferred Stock
                                                         ----------------    ----------------    ---------------    ---------------
                                                         Shares    Amount    Shares    Amount   Shares    Amount    Shares   Amount
                                                        -------    ------   -------    ------   ------    ------    ------   ------
BALANCE, INCEPTION (JUNE 17, 1994) ..................        --    $   --        --    $   --       --     $ --         --    $ --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 1994 ..........................        --        --        --        --       --       --         --      --
 Recapitalization by issuance of Common Stock to
  Enzymatics, Inc....................................        --        --        --        --       --       --         --      --
 Issuance of Common Stock options to former sole
  director of Enzymatics, Inc. to satisfy an
  Enyzmatics, Inc. liability.........................        --        --        --        --       --       --         --      --
 Issuance of Series A Nonconvertible Preferred Stock
  in connection with assignment of research and
  license agreements.................................   200,000     2,000        --        --       --       --         --      --
 Issuance of Common Stock through Private Placement,
  net of expenses of $50,000.........................        --        --        --        --       --       --         --      --
 Issuance of Common Stock options ...................        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 1995 ..........................   200,000     2,000        --        --       --       --         --      --
 Issuance of Common Stock in Initial Public Offering
  on April 11, 1996..................................        --        --        --        --       --       --         --      --
 Issuance of Common Stock warrants ..................        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 1996 ..........................   200,000     2,000        --        --       --       --         --      --
 Exercise of private placement warrants .............        --        --        --        --       --       --         --      --
 Issuance of Common Stock warrants ..................        --        --        --        --       --       --         --      --
 Issuance of Common Stock options ...................        --        --        --        --       --       --         --      --
 Issuance of Common Stock and warrants in connection
  with 1997 Sponsored Research Agreement.............        --        --        --        --       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 1997 ..........................   200,000     2,000        --        --       --       --         --      --
 Exercise of private placement warrants .............        --        --        --        --       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Issuance of Common Stock warrants ..................        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 1998 ..........................   200,000     2,000        --        --       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Issuance of Common Stock through private placement,
  net of issuance expenses of $488,220...............        --        --        --        --       --       --         --      --
 Issuance of Common Stock for purchase of equipment .        --        --        --        --       --       --         --      --
 Issuance of Common Stock in connection with the
  executive employee bonus...........................        --        --        --        --       --       --         --      --
 Issuance of Common Stock options to non-employees ..        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 1999 ..........................   200,000     2,000        --        --       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Issuance of Common Stock through private placement,
  net of issuance expenses of $311,313...............        --        --        --        --       --       --         --      --
 Issuance of Common Stock for purchase of equipment .        --        --        --        --       --       --         --      --
 Issuance of Common Stock options to non-employees ..        --        --        --        --       --       --         --      --
 Issuance of Redeemable Common Stock, options and
  warrants in connection with the Development
  Agreements.........................................        --        --        --        --       --       --         --      --
 Issuance of Common Stock, Preferred Stock Series B,
  and warrants in connection with the purchase of
  intangibles........................................        --        --   300,000     3,000       --       --         --      --
 Issuance of Common Stock options and warrants to
  Scientific Advisory Board..........................        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 2000 ..........................   200,000     2,000   300,000     3,000       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Issuance of Convertible Preferred Stock and
  warrants through private placement, net of expenses
  of $863,021........................................        --        --        --        --    5,000       50         --      --
 Exchange of Series C to Series C-1 (Note10) ........        --        --        --        --   (5,000)     (50)     5,000      50
 Issuance of Common Stock upon conversion of
  Convertible Preferred Stock........................        --        --        --        --       --       --     (5,000)    (50)
 Deemed dividends to Preferred Shareholders .........        --        --        --        --       --       --         --      --
 Issuance of Common Stock and warrants through
  private placement..................................        --        --        --        --       --       --         --      --
 Issuance of Common Stock for purchase of equipment .        --        --        --        --       --       --         --      --
 Issuance of Common Stock options to non-employees ..        --        --        --        --       --       --         --      --
 Issuance of Common Stock, options and warrants in
  connection with the Development Agreements.........        --        --        --        --       --       --         --      --
 Issuance of Common Stock options and warrants to
  Scientific Advisory Board..........................        --        --        --        --       --       --         --      --
 Unrealized loss on available-for-sale securities ...        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
 Comprehensive loss .................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 2001 ..........................   200,000     2,000   300,000     3,000       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Issuance of Common Stock through direct offerings,
  net of expenses of $519,288........................        --        --        --        --       --       --         --      --
 Reduction of conversion price of convertible notes .        --        --        --        --       --       --         --      --
 Deemed dividends to Preferred Shareholders .........        --        --        --        --       --       --         --      --
 Issuance of Common Stock in connection with the
  executive employee bonus...........................        --        --        --        --       --       --         --      --
 Issuance of Common Stock options to non-employees ..        --        --        --        --       --       --         --      --
 Issuance of Common Stock, options and warrants in
  connection with the Development Agreements.........        --        --        --        --       --       --         --      --
 Issuance of Common Stock upon conversion of
  Convertible Notes..................................        --        --        --        --       --       --         --      --
 Issuance of Common Stock in connection with License
  Agreement..........................................        --        --        --        --       --       --         --      --
 Unrealized loss on available-for-sale securities ...        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
 Comprehensive loss .................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 2002 ..........................   200,000     2,000   300,000     3,000       --       --         --      --
 Exercise of Common Stock options and warrants ......        --        --        --        --       --       --         --      --
 Issuance of Common Stock through direct offerings,
  net of expenses of $1,270,643......................        --        --        --        --       --       --         --      --
 Deemed dividends to Preferred Shareholders .........        --        --        --        --       --       --         --      --
 Issuance of Common Stock to employees ..............        --        --        --        --       --       --         --      --
 Issuance of Common Stock and options to non-
  employees..........................................        --        --        --        --       --       --         --      --
 Issuance of Common Stock, options and warrants in
  connection with the Development Agreements.........        --        --        --        --       --       --         --      --
 Unrealized loss on available-for-sale securities ...        --        --        --        --       --       --         --      --
 Net loss ...........................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
 Comprehensive loss .................................        --        --        --        --       --       --         --      --
                                                        -------    ------   -------    ------   ------     ----     ------    ----
BALANCE, DECEMBER 31, 2003 ..........................   200,000    $2,000   300,000    $3,000       --     $ --         --    $ --
                                                        =======    ======   =======    ======   ======     ====     ======    ====


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                               Series D
                                                                             Convertible
                                                                           Preferred Stock         Common Stock         Additional
                                                                           ---------------     ---------------------      Paid-in
                                                                           Shares   Amount      Capital      Amount       Capital
                                                                           ------   ------    ----------    --------   ------------
BALANCE, INCEPTION (JUNE 17, 1994).....................................        --    $ --      6,000,000    $  6,000   $         --
 Net loss..............................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 1994.............................................        --      --      6,000,000       6,000             --
 Recapitalization by issuance of Common Stock to Enzymatics, Inc.......        --      --        523,268      59,233       (243,393)
 Issuance of Common Stock options to former sole director of
  Enzymatics, Inc. to satisfy an Enyzmatics, Inc. liability............        --      --             --          --        140,000
 Issuance of Series A Nonconvertible Preferred Stock in connection with
  assignment of research and license agreements........................        --      --             --          --        348,000
 Issuance of Common Stock through Private Placement, net of expenses of
  $50,000..............................................................        --      --      1,114,000      11,140      2,166,860
 Issuance of Common Stock options......................................        --      --             --          --          9,950
 Net loss..............................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 1995.............................................        --      --      7,637,268      76,373      2,421,417
 Issuance of Common Stock in Initial Public Offering on April 11, 1996.        --      --      1,300,000      13,000      5,492,928
 Issuance of Common Stock warrants.....................................        --      --             --          --         25,000
 Net loss..............................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 1996.............................................        --      --      8,937,268      89,373      7,939,345
 Exercise of private placement warrants................................        --      --      1,124,000      11,240      3,929,560
 Issuance of Common Stock warrants.....................................        --      --             --          --        528,985
 Issuance of Common Stock options......................................        --      --             --          --        216,000
 Issuance of Common Stock and warrants in connection with 1997
  Sponsored Research Agreement.........................................        --      --        200,000       2,000      3,118,329
 Exercise of Common Stock options and warrants.........................        --      --         41,000         410         80,590
 Net loss..............................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 1997.............................................        --      --     10,302,268     103,023     15,812,809
 Exercise of private placement warrants................................        --      --            675           7          2,356
 Exercise of Common Stock options and warrants.........................        --      --         10,000         100          2,800
 Issuance of Common Stock warrants.....................................        --      --             --          --        234,916
 Net loss..............................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 1998.............................................        --      --     10,312,943     103,130     16,052,881
 Exercise of Common Stock options and warrants.........................        --      --      1,687,586      16,876      6,220,104
 Issuance of Common Stock through private placement, net of issuance
  expenses of $488,220.................................................        --      --      1,414,034      14,140      4,778,657
 Issuance of Common Stock for purchase of equipment....................        --      --        100,000       1,000        430,000
 Issuance of Common Stock in connection with the executive employee
  bonus................................................................        --      --        200,000       2,000        421,220
 Issuance of Common Stock options to non-employees.....................        --      --             --          --         83,805
 Net loss                                                                      --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 1999.............................................        --      --     13,714,563     137,146     27,986,667
 Exercise of Common Stock options and warrants.........................        --      --      1,754,353      17,544      6,837,299
 Issuance of Common Stock through private placement, net of issuance
  expenses of $311,313.................................................        --      --        631,527       6,315      5,050,351
 Issuance of Common Stock for purchase of equipment....................        --      --         89,843         898        386,325
 Issuance of Common Stock options to non-employees.....................        --      --             --          --         10,000
 Issuance of Redeemable Common Stock,options and warrants in connection with the Development
  Agreements...........................................................        --      --             --          --         92,997
 Issuance of Common Stock, Preferred Stock Series B, and warrants in connection with the purchase of
  intangibles..........................................................        --      --        250,000       2,500     16,919,468
 Issuance of Common Stock options and warrants to Scientific Advisory
  Board................................................................        --      --             --          --        602,683
 Net loss..............................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 2000.............................................        --      --     16,440,286     164,403     57,885,790
 Exercise of Common Stock options and warrants.........................        --      --        271,431       2,714      1,124,796
 Issuance of Convertible Preferred Stock and warrants through private
  placement, net of expenses of $863,021...............................     5,000      50             --          --      9,136,979
 Exchange of Series C to Series C-1 (Note 10)..........................        --      --             --          --             --
 Issuance of Common Stock upon conversion of Convertible Preferred
  Stock................................................................    (5,000)    (50)     1,064,804      10,648        (10,548)
 Deemed dividends to Preferred Shareholders............................        --      --             --          --     10,918,798
 Issuance of Common Stock and warrants through private placement.......        --      --        158,704       1,587      1,347,397
 Issuance of Common Stock for purchase of equipment....................        --      --         10,157         101         43,675
 Issuance of Common Stock options to non-employees.....................        --      --            750           8        388,313
 Issuance of Common Stock, options and warrants in connection with the
  Development Agreements...............................................        --      --        146,992       1,470      2,836,715
 Issuance of Common Stock options and warrants to Scientific Advisory
  Board................................................................        --      --             --          --      1,344,686
 Unrealized loss on available-for-sale securities......................        --      --             --          --             --
 Net loss..............................................................        --      --             --          --             --
 Comprehensive loss....................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 2001.............................................        --      --     18,093,124     180,931     85,016,601
 Exercise of Common Stock options and warrants.........................        --      --         22,533         225        104,007
 Issuance of Common Stock through direct offerings, net of expenses of
  $519,288.............................................................        --      --      1,660,466      16,605      8,038,581
 Reduction of conversion price of convertible notes....................        --      --             --          --      7,441,547
 Deemed dividends to Preferred Shareholders............................        --      --             --          --      1,953,479
 Issuance of Common Stock in connection with the executive employee
  bonus................................................................        --      --          2,000          20         16,130
 Issuance of Common Stock options to non-employees.....................        --      --             --          --        461,899
 Issuance of Common Stock, options and warrants in connection with the
  Development Agreements...............................................        --      --        364,043       3,641      5,380,019
 Issuance of Common Stock upon conversion of Convertible Notes.........        --      --      1,375,246      13,752      5,057,409
 Issuance of Common Stock in connection with License Agreement.........        --      --          8,000          80         71,736
 Unrealized loss on available-for-sale securities......................        --      --             --          --             --
 Net loss..............................................................        --      --             --          --             --
 Comprehensive loss....................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 2002.............................................        --      --     21,525,412     215,254    113,541,408
 Exercise of Common Stock options and warrants.........................        --      --        317,302       3,173      1,197,879
 Issuance of Common Stock through direct offerings, net of expenses of
  $1,270,643...........................................................        --      --      2,012,500      20,125     14,809,232
 Deemed dividends to Preferred Shareholders............................        --      --             --          --      1,034,302
 Issuance of Common Stock to employees.................................        --      --         19,141         191        261,330
 Issuance of Common Stock and options to non-employees.................        --      --             50           1         83,912
 Issuance of Common Stock, options and warrants in connection with the
  Development Agreements...............................................        --      --        322,360       3,224      6,232,688
 Unrealized loss on available-for-sale securities......................        --      --             --          --
 Net loss..............................................................        --      --             --          --             --
 Comprehensive loss....................................................        --      --             --          --             --
                                                                           ------    ----     ----------    --------   ------------
BALANCE, DECEMBER 31, 2003.............................................        --    $ --     24,196,765    $241,968   $137,160,751
                                                                           ======    ====     ==========    ========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                       Deficit
                                                                                     Accumulated     Accumulated
                                                                                       During           Other
                                                                                     Development    Comprehensive        Total
                                                                                        Stage           Loss        Equity/(Deficit
                                                                                    ------------    -------------   ---------------
BALANCE, INCEPTION (JUNE 17, 1994)..............................................    $         --      $     --        $      6,000
 Net loss.......................................................................         (11,121)           --             (11,121)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 1994......................................................         (11,121)           --              (5,121)
 Recapitalization by issuance of Common Stock to Enzymatics, Inc................              --            --            (184,160)
 Issuance of Common Stock options to former sole director of Enzymatics, Inc. to
  satisfy an Enyzmatics, Inc. liability.........................................              --            --             140,000
 Issuance of Series A Nonconvertible Preferred Stock in connection with
  assignment of research and license agreements.................................              --            --             350,000
 Issuance of Common Stock through Private Placement, net of expenses of $50,000.              --            --           2,178,000
 Issuance of Common Stock options...............................................              --            --               9,950
 Net loss.......................................................................      (3,072,661)           --          (3,072,661)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 1995......................................................      (3,083,782)           --            (583,992)
 Issuance of Common Stock in Initial Public Offering on April 11, 1996..........              --            --           5,505,928
 Issuance of Common Stock warrants..............................................              --            --              25,000
 Net loss.......................................................................      (1,768,995)           --          (1,768,995)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 1996......................................................      (4,852,777)           --           3,177,941
 Exercise of private placement warrants.........................................              --            --           3,940,800
 Issuance of Common Stock warrants..............................................              --            --             528,985
 Issuance of Common Stock options...............................................              --            --             216,000
 Issuance of Common Stock and warrants in connection with 1997 Sponsored
  Research Agreement............................................................              --            --           3,120,329
 Exercise of Common Stock options and warrants..................................              --            --              81,000
 Net loss.......................................................................      (5,927,718)           --          (5,927,718)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 1997......................................................     (10,780,495)           --           5,137,337
 Exercise of private placement warrants.........................................              --            --               2,363
 Exercise of Common Stock options and warrants..................................              --            --               2,900
 Issuance of Common Stock warrants..............................................              --            --             234,916
 Net loss.......................................................................      (2,793,842)           --          (2,793,842)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 1998......................................................     (13,574,337)           --           2,583,674
 Exercise of Common Stock options and warrants..................................              --            --           6,236,980
 Issuance of Common Stock through private placement, net of issuance expenses of
  $488,220......................................................................              --            --           4,792,797
 Issuance of Common Stock for purchase of equipment.............................              --            --             431,000
 Issuance of Common Stock in connection with the executive employee bonus.......              --            --             423,220
 Issuance of Common Stock options to non-employees..............................              --            --              83,805
 Net loss.......................................................................      (5,125,006)           --          (5,125,006)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 1999......................................................     (18,699,343)           --           9,426,470
 Exercise of Common Stock options and warrants..................................              --            --           6,854,843
 Issuance of Common Stock through private placement, net of issuance expenses of
  $311,313......................................................................              --            --           5,056,666
 Issuance of Common Stock for purchase of equipment.............................              --            --             387,223
 Issuance of Common Stock options to non-employees..............................              --            --              10,000
 Issuance of Redeemable Common Stock, options and warrants in connection with
  the Development Agreements....................................................              --            --              92,997
 Issuance of Common Stock, Preferred Stock Series B, and warrants in connection
  with the purchase of intangibles..............................................              --            --          16,924,968
 Issuance of Common Stock options and warrants to Scientific Advisory Board.....              --            --             602,683
 Net loss.......................................................................      (9,529,046)           --          (9,529,046)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 2000......................................................     (28,228,389)           --          29,826,804
 Exercise of Common Stock options and warrants..................................              --            --           1,127,510
 Issuance of Convertible Preferred Stock and warrants through private placement,
  net of expenses of $863,021...................................................              --            --           9,137,079
 Exchange of Series C to Series C-1 (Note 10)...................................              --            --                  --
 Issuance of Common Stock upon conversion of Convertible Preferred Stock........              --            --                  --
 Deemed dividends to Preferred Shareholders.....................................      (2,517,336)           --           8,401,462
 Issuance of Common Stock and warrants through private placement................              --            --           1,348,984
 Issuance of Common Stock for purchase of equipment.............................              --            --              43,776
 Issuance of Common Stock options to non-employees..............................              --            --             388,321
 Issuance of Common Stock, options and warrants in connection with the
  Development Agreements........................................................              --            --           2,838,185
 Issuance of Common Stock options and warrants to Scientific Advisory Board.....              --            --           1,344,686
 Unrealized loss on available-for-sale securities...............................              --        (3,925)             (3,925)
 Net loss.......................................................................     (16,356,100)           --         (16,356,100)
 Comprehensive loss.............................................................              --            --         (16,360,025)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 2001......................................................     (47,101,825)       (3,925)         38,096,782
 Exercise of Common Stock options and warrants..................................              --            --             104,232
 Issuance of Common Stock through direct offerings, net of expenses of $519,288.              --            --           8,055,186
 Reduction of conversion price of convertible notes.............................              --            --           7,441,547
 Deemed dividends to Preferred Shareholders.....................................      (1,953,479)           --                  --
 Issuance of Common Stock in connection with the executive employee bonus.......              --            --              16,150
 Issuance of Common Stock options to non-employees..............................              --            --             461,899
 Issuance of Common Stock, options and warrants in connection with the
  Development Agreements........................................................              --            --           5,383,660
 Issuance of Common Stock upon conversion of Convertible Notes..................              --            --           5,071,161
 Issuance of Common Stock in connection with License Agreement..................              --            --              71,816
 Unrealized loss on available-for-sale securities...............................              --       (14,661)            (14,661)
 Net loss.......................................................................     (31,019,201)           --         (31,019,201)
                                                                                    ------------      --------        ------------
 Comprehensive loss.............................................................              --            --         (31,033,862)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 2002......................................................     (80,074,505)      (18,586)         33,668,571
 Exercise of Common Stock options and warrants..................................              --            --           1,201,052
 Issuance of Common Stock through direct offerings, net of expenses of
  $1,270,643....................................................................              --            --          14,829,357
 Deemed dividends to Preferred Shareholders.....................................      (1,034,302)           --                  --
 Issuance of Common Stock to employees..........................................              --            --             261,521
 Issuance of Common Stock and options to non-employees..........................              --            --              83,913
 Issuance of Common Stock, options and warrants in connection with the
  Development Agreements........................................................              --            --           6,235,912
 Unrealized loss on available-for-sale securities...............................              --       (20,251)            (20,251)
 Net loss.......................................................................     (17,353,205)           --         (17,353,205)
                                                                                    ------------      --------        ------------
 Comprehensive loss.............................................................              --            --         (17,373,456)
                                                                                    ------------      --------        ------------
BALANCE, DECEMBER 31, 2003......................................................    $(98,462,012)     $(38,837)       $ 38,906,870
                                                                                    ============      ========        ============


The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     Period from
                                                                                                                      Inception
                                                                              Year Ended December 31,              (June 17, 1994)
                                                                    -------------------------------------------           to
                                                                       2003            2002            2001       December 31, 2003
                                                                   ------------    ------------    ------------   -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss .......................................................   $(17,353,205)   $(31,019,201)   $(16,356,100)     $(92,956,895)
Non-cash charges to statement of operations:
 Depreciation ..................................................      2,042,783       1,848,552       1,124,644         5,729,863
 Amortization of intangibles ...................................      1,695,072       1,695,072       1,695,072         5,546,015
 Amortization of discounts on Convertible Promissory Notes .....             --      13,044,467       1,689,701        14,734,168
 Amortization of premium on investments ........................         61,090              --              --            61,090
 Issuance of Common Stock to employees .........................        267,593              --              --           267,593
 Issuance of Common Stock options and warrants for
   services.....................................................         77,842         542,568         388,321         1,688,402
 Issuance of Common Stock and warrants in connection with
   Amended research and license Agreements......................             --              --              --         3,120,329
 Issuance of Common Stock in connection with executive
   compensation.................................................             --          16,150              --           439,370
 Issuance of Common Stock, options and warrants in
   connection with Development Agreement........................      6,104,581       5,487,515       2,283,182        14,538,389
 Issuance of Common Stock options and warrants for Scientific
   Advisory Board...............................................             --              --       1,344,686         1,947,369
 Issuance of Common Stock in connection with License Agreement .             --          71,816              --            71,816
 Acquired in-process technology ................................             --              --              --           350,000
(Increase) decrease in assets:
   Accounts receivable..........................................       (142,780)       (121,967)       (228,779)         (805,602)
   Inventory....................................................        (33,044)             --              --           (33,044)
   Other current assets.........................................         23,295          97,932        (151,010)          153,924
   Other assets.................................................         (1,010)       (113,638)         17,347          (134,773)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses........................      1,115,174        (352,402)         40,353         2,448,237
   Deferred license fees........................................        200,000       3,766,667         400,000         4,366,667
   Deferred revenue.............................................        145,000         272,204          50,000           467,204
                                                                   ------------    ------------    ------------      ------------
   Net cash used in operating activities........................     (5,797,609)     (4,764,265)     (7,702,583)      (37,999,878)
                                                                   ------------    ------------    ------------      ------------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold improvements .............       (957,328)     (1,169,945)     (1,746,788)       (8,379,957)
 Purchase of intangibles .......................................             --              --              --           (25,750)
 Purchases of investments ......................................    (19,219,160)     (6,900,698)     (7,099,904)      (52,085,765)
 Proceeds from sale of investments .............................      8,113,192       6,359,585       5,284,000        35,918,560
 Restricted cash ...............................................             --      15,162,414     (15,162,414)               --
                                                                   ------------    ------------    ------------      ------------
 Net cash (used in) provided by investing activities ...........    (12,063,296)     13,451,356     (18,725,106)      (24,572,912)
                                                                   ------------    ------------    ------------      ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Net proceeds from issuance of Common Stock ....................     14,829,357       8,055,186       1,348,984        45,861,294
 Proceeds from issuance of Preferred Stock .....................             --              --       9,137,079         9,137,079
 Proceeds from issuance of Convertible Promissory Notes and
   equity instruments...........................................             --              --      15,000,000        15,000,000
 Payments for Convertible Promissory Notes .....................             --      (8,819,997)             --        (8,819,997)
 Proceeds from the exercise of Common Stock options and
   warrants.....................................................      1,201,052         104,232       1,127,510        15,480,756
 Principal payments on capital lease ...........................         (4,713)         (4,228)         (3,792)          (16,135)
                                                                   ------------    ------------    ------------      ------------
 Net cash provided by (used in) financing activities ...........     16,025,696        (664,807)     26,609,781        76,642,997
                                                                   ------------    ------------    ------------      ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............     (1,835,209)      8,022,284         182,092        14,070,207
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................     15,905,416       7,883,132       7,701,040                --
                                                                   ------------    ------------    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................   $ 14,070,207    $ 15,905,416    $  7,883,132      $ 14,070,207
                                                                   ============    ============    ============      ============
 Cash paid for interest ........................................   $         --    $    281,106    $     51,944      $    484,800
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND:

   Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode ("OLED") technologies and materials for potential flat panel display and other applications.

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

   The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. In September 2003, the Company renewed its lease for this facility for an additional five years through the end of 2008. In connection with renewing this lease, the Company negotiated an option to purchase the entire facility at a fixed price, exercisable at any time on or after July 1, 2004.

2.  LIQUIDITY:

   As of December 31, 2003, the Company had an accumulated deficit of $98,462,012. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The completion of the commercialization of the Company's technologies may require funds substantially greater than the Company currently has available. Management believes that its cash and cash equivalents and short-term investments as of December 31, 2003 are sufficient to fund its operations into 2005.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  MERGER, RECAPITALIZATION AND PUBLIC OFFERING:

   On June 22, 1995, a wholly-owned subsidiary of the Company merged into UDC pursuant to an Agreement and Plan of Reorganization by and among Enzymatics, UDC and this subsidiary (the "Merger Agreement"). At the time of the merger, UDC was engaged in the business currently being conducted by the Company. Enzymatics was an inactive corporation at the time of the merger, having sold substantially all of its assets to a third party on June 30, 1994. Prior to that time, Enzymatics was engaged in the business of developing, manufacturing and marketing quantitative diagnostic medical devices. Management of UDC concluded that merging with a former publicly traded company, and acquiring access to its shareholder base, would facilitate its ability to raise additional capital in the private or public markets. Management also determined that such additional capital would be necessary to fulfill UDC's financial obligations under the Transfer Agreement (as herein defined), pursuant to which UDC had both acquired certain rights and assumed certain obligations relating to specified OLED technology, and obtained funds to commercialize this OLED technology, acquire additional OLED technologies and fund working capital.

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

   Also, contemporaneous with the merger, the Company sold 781,500 units ("Units") at a price of $2.00 per Unit, in a private placement, which generated proceeds of $1,513,000, net of offering expenses in the amount of

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3.  MERGER, RECAPITALIZATION AND PUBLIC OFFERING: -- (Continued)

$50,000. Each Unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share. Additionally, 125,000 Units with a fair value of $250,000, based upon the price of the Units, were transferred to a non-affiliate debt holder of ABC to satisfy $250,000 of ABC's outstanding debt. Therefore, the Company had a receivable of this amount from ABC and ABC netted this $250,000 receivable against the Company's payable to related parties. The Company sold an additional 207,500 Units, which generated gross proceeds of $415,000, on July 17, 1995.

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

   These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $38,837 and $18,586 at December 31, 2003 and 2002, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $17,373,456 and $31,033,862 for the year ended December
31, 2003 and 2002, respectively. The gross proceeds from sales and maturities of investments were $8,113,192 and $6,359,585 for the years ended December 31, 2003 and 2002, respectively. Gross realized gains and losses for the years ended December 31, 2003 and 2002 were not material.

Fair Value of Financial Instruments

   Cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. Short-term and long-term investments are recorded at fair market value. The carrying amount of capital lease obligations approximate fair value at the balance sheet dates.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

Property and Equipment

   Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of three to seven years for office and lab equipment, furniture and fixtures, and the lesser of the lease term or useful life for leasehold improvements and capital leases. Equipment under capital leases are stated at the present value of the minimum lease payments. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

   Property and equipment consist of the following:


                                                             December 31,
                                                       -------------------------
                                                          2003           2002
                                                       -----------   -----------
Office and lab equipment ..........................    $ 6,670,220   $ 5,718,178
Furniture and fixtures ............................        222,106       215,675
Leasehold improvements ............................      2,058,670     2,058,670
Construction-in-progress ..........................        206,628       256,197
                                                       -----------   -----------
                                                         9,157,624     8,248,720
Less: Accumulated depreciation ....................     (5,625,509)   (3,631,150)
                                                       -----------   -----------
Property and Equipment, net .......................    $ 3,532,115   $ 4,617,570
                                                       ===========   ===========


   Depreciation expense was $2,042,783, $1,848,552 and $1,124,644 for the years ended December 31, 2003, 2002 and 2001, respectively.

   Construction-in-progress consists of costs incurred for the expansion of the Company's current leased space and for the acquisition of lab equipment for the Company's facility. Upon completion of construction or commencement of operation of the lab equipment, the cost associated with such assets will be depreciated over their estimated useful lives.

Acquired Technology

   Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 6). These intangible assets consist of the following:

                                                                      December 31,
                                                               -------------------------
                                                                  2003           2002
                                                               -----------   -----------
        PD-LD, Inc. .......................................    $ 1,481,250   $ 1,481,250
        Motorola, Inc. ....................................     15,469,468    15,469,468
                                                               -----------   -----------
                                                                16,950,718    16,950,718
        Less: Accumulated amortization ....................     (5,546,015)   (3,850,943)
                                                               -----------   -----------
        Acquired Technology, net ..........................    $11,404,703   $13,099,775
                                                               ===========   ===========


   Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years. Amortization expense was $1,695,072 for each of the years ended December 31, 2003, 2002 and 2001, respectively. For each of the five succeeding fiscal years, amortization expense will be $1,695,072.

Impairment of Long-Lived Assets

   In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2003, management of the Company believed that no revision to the remaining useful lives or write-down of the Company's long-lived assets was required, and no such revisions were required in 2002 and 2001.

Net Loss Per Common Share

   Basic net loss per common share is computed by dividing the net loss attributable to common stock shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into common stock. For the years ended December 31, 2003, 2002 and 2001, the effects of the exercise of outstanding stock options and warrants were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Revenue Recognition and Deferred License Fees

   Contract revenues represent reimbursements by government entities for all or a portion of the research and development costs the Company incurs in relation to its government contracts. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved.

   Development chemical revenues represent revenues from sales of OLED materials to display manufacturers for evaluation and product development purposes. Revenues are recognized at the time of shipment and passage of title. The customer does not have the right to return the materials.

   Commercial chemical revenues represent sales of OLED materials to display manufacturers. These revenues are recognized at the time of shipment, or at time of delivery and passage of title, depending upon the contractual agreement between the parties.

   The Company receives non-refundable advanced payments in connection with certain technology development and evaluation and license agreements it enters into. Certain of these payments are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and are deferred until such license agreements are executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues would then be recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement. Advanced payments under these agreements that are received under technology evaluation agreements and are not creditable against license fees are deferred and revenue is recognized over the term of the agreement as technology development revenue.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

Research and Development

   Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:


                                                                                                    Year Ended December 31,
                                                                                           ----------------------------------------
                                                                                               2003          2002           2001
                                                                                           -----------    -----------   -----------
Development and operations in the Company's facility...................................    $ 7,187,400    $ 6,189,638   $ 5,287,884
Patent application expenses............................................................      1,595,722      1,282,803       940,480
Costs incurred to Princeton University and USC under the 1997 Research Agreement (Note
  5)...................................................................................        958,156        859,339       758,732
PPG Development and License Agreement (Note 8).........................................      6,461,172      5,487,515     2,283,182
Amortization of intangibles............................................................      1,695,072      1,695,072     1,695,072
Scientific Advisory Board Compensation (Note 11).......................................             --        289,900     1,344,686
                                                                                           -----------    -----------   -----------
                                                                                           $17,897,522    $15,804,267   $12,310,036
                                                                                           ===========    ===========   ===========


Recent Accounting Pronouncements

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements relating to gains and losses from extinguishment of debt and certain lease modifications. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 early, and as a result, the debt conversion and extinguishment expense (Note 6), has been classified within continuing operations.

   In July 2002, the FASB Issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no effect on the Company's financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an effect on the Company's financial statements. The disclosure requirements are effective for financial statements in interim or annual periods ending after December 15, 2002.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have an effect on the Company's financial statements.

   The EITF reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on the Company's financial position, results of operations, or liquidity.

   In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", as amended, established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments within its scope as a liability. The adoption of SFAS No. 150 had no impact on the Company's financial statements.

Statement of Cash Flow Information

   The following non-cash investing and financing activities occurred:


                                                                                                     Year Ended December 31,
                                                                                              -------------------------------------
                                                                                                 2003          2002         2001
                                                                                              ----------    ----------   ----------
Common Stock issued for the purchase of equipment.........................................    $       --    $       --   $   43,776
Unrealized loss on available-for-sale securities..........................................        20,251        14,661        3,925
Reclassification of Redeemable Common Stock (Note 8)......................................            --            --      570,114
Conversion of Series C and D Preferred Stock into Common Stock............................            --            --       10,648
Deemed dividends to Preferred shareholders (Note 10)......................................     1,034,302     1,953,479    2,517,336
Warrants issued for expenses on registered direct offering................................       314,112            --           --
Reclassification of accrued expenses to additional paid-in-capital for warrants earned in
  2000 and issued in 2001.................................................................            --            --      (15,111)
Reduction of conversion price of Convertible Notes (Note 10)..............................            --     7,441,547           --


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

Stock Options

   The Company accounts for its stock option plans (Note 11) under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (Continued)

Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

   As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:


                                                                                                  Year Ended December 31,
                                                                                        -------------------------------------------
                                                                                            2003            2002           2001
                                                                                        ------------    ------------   ------------
Net loss applicable to Common shareholders:
 As reported........................................................................    $(18,387,507)   $(32,972,680)  $(18,873,436)
 Add stock-based employee compensation expense included in reported net income, net
   of tax...........................................................................       1,018,086              --             --
 Deduct total stock-based employee compensation expense determined under fair-value-
   based method for all rewards, net of tax.........................................      (3,325,377)     (3,056,777)    (6,642,246)
                                                                                        ------------    ------------   ------------
 Pro forma..........................................................................     (20,694,798)    (36,029,457)   (25,515,682)
                                                                                        ============    ============   ============
Basic and diluted net loss per share:
 As reported........................................................................    $      (0.82)   $      (1.71)  $      (1.11)
 Pro forma..........................................................................           (0.92)          (1.87)         (1.50)


   The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                               2003       2002       2001
                                                                                             --------   --------    -------
        Risk-free interest rate .........................................................    2.6-3.8%   3.3-5.0%       4.6%
        Volatility ......................................................................         94%        94%        94%
        Expected dividend yield .........................................................          0%         0%         0%
        Expected option life ............................................................     7 years    7 years    7 years


   Because the SFAS 123 method of accounting has not been applied to options and warrants granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of cost to be expected in future years.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

   Under the 1997 Amended License Agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company's sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

   The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $75,000 in 2001 and $100,000 in 2002 and thereafter. These royalties are charged to research and development expense in the year they become due.

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

   In connection with executing the Research Agreement and the Amended License Agreement, in 1997 the Company issued to Princeton University 140,000 shares of the Company's common stock and immediately vesting 10-year warrants to purchase an additional 175,000 shares of the common stock at an exercise price of $7.25 per share. The Company also issued to USC 60,000 shares of the common stock and immediately vesting 10-year warrants to purchase an additional 75,000 shares of the common stock at an exercise price of $7.25 per share.

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

   On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED display manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's common stock (valued at $4,412,500), 300,000 shares of the Company's Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company's common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6.  ACQUIRED TECHNOLOGY: -- (Continued)

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

   The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola (Note 13). Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's common stock. The number of shares of common stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's common stock over the 10 trading days ending two business days prior to the date the common stock is issued. Since the minimum royalty exceeded the actual royalties for the year ended December 31, 2003, the Company accrued $250,000 in royalty expense. For the two-year period ending on December 31, 2002, the Company issued to Motorola 8,000 shares of the Company's common stock, valued at $71,816, and paid Motorola $78,184 in cash to satisfy the minimum royalty obligation of $150,000.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accrued expenses consist of the following:

                                                                       December 31,
                                                                 -----------------------
                                                                    2003         2002
                                                                 ----------   ----------
        Accrued professional fees ...........................    $  160,203   $  223,988
        Compensation ........................................     1,169,818      523,658
        Research and development agreements .................       133,715      131,329
        Accrued minimum royalties ...........................       350,000      100,000
        Other ...............................................       206,474      105,914
                                                                 ----------   ----------
                                                                 $2,020,210   $1,084,889
                                                                 ==========   ==========


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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE AGREEMENT: -- (Continued)

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

   During the first quarter of each of 2003, 2002 and 2001, the Company issued to PPG 305,715, 344,379 and 118,824 shares of the Company's common stock as consideration for services required to be provided by PPG under the Development and License Agreement in 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, the Company recorded the issuance of these shares as a charge of $3,176,565, $2,858,063 and $1,314,640 to research and development expense based on the fair value of the common stock as it was earned. The Company issued an additional 9,746, 16,645 and 3,019 shares of its common stock to PPG on February 15, 2004, 2003 and 2002, based on a final accounting for actual costs incurred by PPG in 2003, 2002 and 2001, respectively. Accordingly, the Company accrued $133,715, $131,329 and $27,473 of additional research and development expense as of December 31, 2003, 2002 and 2001, respectively, based on the fair value of these additional shares.

   In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company's common stock. The number of warrants earned and issued is based on the number of shares of common stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company recorded charges to research and development expense of $2,692,418, $2,263,737, and $804,988 during the years ended December 31, 2003, 2002 and 2001, respectively. These charges were recorded based on the estimated fair value of warrants that were earned by PPG during each of 2003, 2002 and 2001. As a result, PPG earned warrants to acquire 315,461, 361,024, and 121,843 shares of the Company's common stock at exercise prices of $10.39, $10.14, and $24.28, respectively. The warrants vest immediately and each have a contractual term of seven years. The warrants were issued on February 15, 2004, 2003 and 2002, respectively. The Company determined the fair value of the warrants earned during each of 2003, 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.0-3.8%, 3.3%-5.4%, and 4.5%- 5.6%, (2) no expected dividend yield, (3) expected life of seven years, and
(4) expected volatility of 94%, 94% and 70%-94%, respectively.

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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE AGREEMENT: -- (Continued)

   On September 23, 2002, the Company granted options to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's common stock at an exercise price of $5.45. During 2003 and 2002 respectively, the Company recorded $229,355 and $57,607 in research and development expense related to these options.

   On December 23, 2003, the Company granted options to PPG employees to acquire 21,000 shares of the Company's common stock at an exercise price of $13.92 per share. During 2003, the Company recorded charges of $6,244 to research and development expense for the fair market value of these options, as determined in accordance with the Black-Scholes option-pricing model.

   The Company determined the fair value of the options earned during 2003, 2002 and 2001, respectively, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.7%-4.3%, 3.7%-3.8% and 5.4%, (2) no expected dividend yield, (3) expected life of 10 years, and
(4) expected volatility of 94%, respectively. Subject to certain contingencies, all of these options vest one year from the date of grant and expire 10 years from the date of issuance.

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

   Each share of the Series B is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. Of the 300,000 shares of the Series B, 75,000 shares become convertible on each of September 29, 2001, 2002, 2003 and 2004, with all outstanding shares of the Series B being converted automatically into shares of the Company's common stock on September 29, 2004. The conversion price for the Series B shares is initially the original issuance price per share of the common stock, but is subject to change if the average price of the common stock falls below $12.00 for the 30 trading days ending two business days prior to the relevant conversion date, regardless of prior changes to the conversion price. The Company has the option to pay Series B shareholders an amount of cash equal to the difference between $12.00 and the average price of the common stock, multiplied by the number of shares of common stock into which the Series B shares would be convertible. Two business days prior to the

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK: -- (Continued)


September 29, 2003, 2002 and 2001 conversion dates, the Company's average stock price for the preceding 30 trading days was $9.27, $5.50 and $10.81, respectively. As such, the original conversion price was adjusted in accordance with the conversion terms of the Series B, the conversion prices were reduced to $16.59, $9.85 and $19.35, respectively, resulting in an additional 22,107, 88,553 and 8,256 shares of common stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company's common stock on the commitment date of September 29, 2000, which was $22.06. Accordingly, the Company recorded a CBCF in an amount of $487,680, $1,953,479 and $182,127 in 2003, 2002 and 2001, respectively. The CBCF was treated as a deemed dividend to the Series B shareholders.

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

   In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the common stock that was issuable upon conversion. Accordingly, the Company recorded a $3,258,468 BCF as a debt discount on the commitment date. The BCF debt discount was being amortized as interest expense, using

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK: -- (Continued)


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

   In September 2002, $7,000,002 in principal amount of the Notes was converted into 1,375,246 shares of common stock and the remaining $7,999,998 in principal amount of the Notes was repaid, together with a prepayment premium, established under the Notes, of $400,000 in cash. As of the date of conversion and repayment of the Notes in September 2002, the $15,000,000 face value of the Notes exceeded their then-carrying value as a result of the unamortized OID,BCF and CBCF by $9,611,781 and the intrinsic value of the Notes repurchased by $1,508,841. As a result, the Company recognized a non-cash debt conversion and extinguishment expense of $10,011,780 upon conversion and repayment of the Notes.

   A reconciliation of the face amount of the Notes and the carrying value at December 31, 2002 is as follows:

        Original value of Convertible Notes ..............................   $15,000,000
        Less:
          OID.............................................................     5,142,994
          BCF.............................................................     3,258,468
                                                                             -----------
        Carrying value on date of issuance ...............................     6,598,538
        Add:
          2001 amortization of OID treated as interest expense............     1,015,418
          2001 amortization of BCF treated as interest expense............       674,283
                                                                             -----------
        Notes carrying value at December 31, 2001 ........................   $ 8,288,239
        Less:
          CBCF............................................................     7,441,547
        Add:
          2002 amortization of OID treated as interest expense............     1,819,989
          2002 amortization of BCF treated as interest expense............     1,212,697
          Unamortized OID,BCF and CBCF charged to interest expense upon
           conversion ....................................................     9,611,781
          Intrinsic value of the Notes repurchased through and charged to
           APIC ..........................................................     1,508,841
        Less:
          Conversion of debt..............................................     7,000,002
          Repayment of debt...............................................     7,999,998
                                                                             -----------
        Notes carrying value at December 31, 2002 ........................   $        --
                                                                             ===========

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK: -- (Continued)


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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK: -- (Continued)


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

Warrants

   In connection with the private placement financing transaction, the Company issued the following warrants to purchase shares of the Company's common stock:


                 Original       Original          Original       Relative Fair
Series            Number     Exercise Price    Expiration date       Value
------------     --------    --------------    ---------------   -------------
I                 157,480        $15.24        August 22, 2006     $1,186,012
II                157,480         15.24        August 22, 2006      1,125,070
III               429,492         15.24        August 22, 2006      3,234,590
IV                186,114         15.24        August 22, 2008      1,575,714


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


                                                     Series
                                     ---------------------------------------
                                       I          II         III        IV
                                    -------    --------    -------   -------
Risk free interest rate                4.6%        5.1%       4.6%      4.9%
Volatility                              94%         94%        94%       94%
Expected dividend yield                  0%          0%         0%        0%
Expected option life                5 Years    10 Years    5 Years   7 Years


   The warrants were recorded as additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2001. The Series IV warrants were issued as a placement agent's fee.

   Effective November 5, 2001, the Company and the investors agreed to amend the terms of the private placement transaction by, among other things, reducing the exercise prices on the Series I and II warrants to $9.93 per share and extending the expiration date on the Series I, II and III warrants to August 22, 2011. This represented a new measurement date and the Company revalued the warrants as of this date. The difference between the original fair value and the new fair value of the warrants was recorded as a one-time dividend of $332,245. The new fair value of the Series I, II and III warrants were determined using the Black-Scholes option-

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RESTRICTED CASH, CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK: -- (Continued)


pricing model with the following assumptions: (1) risk free interest rate of 4.5%, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: -- (Continued)


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

   In August 2003, the Company sold 2,012,500 shares of the Company's common stock in a registered direct offering, resulting in gross proceeds of $16,100,000. Costs of raising the capital were $1,270,643. The common stock was issued at $8.00 per share. In addition, the Company issued a warrant to purchase 50,313 shares of the Company's common stock, with a fair value of $314,112, to the placement agent. The offering was deemed dilutive under the terms of certain warrants the Company has previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company accounted for the change as a deemed dividend of $546,622.

Enzymatics 1992 Stock Option Plan

   Stock options granted by Enzymatics prior to the merger (Note 1) under the 1992 Stock Option Plan were assumed by the Company and converted into options to purchase 20,538 shares of the Company's common stock at exercise prices ranging from $11.74 to $29.61 per share. In 1999, 11,992 of such options expired. The remaining 8,546 options expired during 2001.

1995 Stock Option Plan (now the Equity Compensation Plan)

   In 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which options to purchase a maximum of 500,000 shares of the Company's common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through 2003, the Company's shareholders have approved increases in the number of shares of reserved for issuance under the 1995 Plan to 4,600,000. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The 1995 Plan provides for the granting of both incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.
Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than ten years from the grant date.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: -- (Continued)

Option Activity

   The following table summarizes the stock option activity from inception through December 31, 2003 for all grants under the 1995 Plan:


                          Exercise      Year of
Year        Granted       Price       Expiration   Exercised    Forfeited    Exercisable   Outstanding
----        ---------   -----------    ----------   ---------    ---------    -----------   -----------
2003          337,625   $6.65-13.92       2013           250           --        166,375       337,375
2002          606,750    5.45-11.17       2012        19,750           --        569,000       587,000
2001          824,833    8.56-13.90       2011         7,800        3,000        770,033       814,033
2000          430,250    9.44-24.38       2010         9,500        2,500        390,750       418,250
1999          479,250    3.38- 9.63       2009        77,817       17,000        384,433       384,433
1998          303,000    3.75- 6.22       2008        21,000       42,000        240,000       240,000
1997          274,500    4.06- 5.25       2007        39,147           --        235,353       235,353
1996           30,000          4.12       2006        14,000        8,000          8,000         8,000
1995          315,000     0.01-4.00       2005       230,000           --         85,000        85,000
            ---------                                -------       ------      ---------     ---------
Totals      3,601,208                                419,264       72,500      2,848,944     3,109,444
            =========                                =======       ======      =========     =========


   The following tables summarize the stock options grant activity for each year from inception through December 31, 2003 for grants under the 1995 Plan:

   2003 grants and activity through December 31, 2003:


                                      Exercise     Year of
   Grantee                 Granted     Price     Expiration    Exercised    Exercisable   Outstanding
   -------                 -------    --------   ----------    ---------    -----------   -----------
Employees                   50,000     $ 8.09       2013           --          10,000        50,000
Employees and Officers       1,750       6.65       2013          250           1,500         1,500
Employees                      500       7.00       2013           --             500           500
Employees                   28,750       9.60       2013           --           8,750        28,750
Employees                    4,750       9.21       2013           --           4,750         4,750
Employees                   43,250      13.33       2013           --           9,250        43,250
Employees                  186,125      13.92       2013           --         130,125       186,125
Employees                      500      13.66       2013           --             500           500
Consultant                     250       7.00       2013           --             250           250(A)
Consultant                     500       9.60       2013           --             500           500(A)
Consultant                     250      13.92       2013           --             250           250(A)
PPG                         21,000      13.92       2013           --              --        21,000(B)
                           -------                                ---         -------       -------
Totals                     337,625                                250         166,375       337,375
                           =======                                ===         =======       =======


(A) The Company recorded charges of $5,789 to research and development expense and $6,192 to general and administrative expense in 2003 for options granted to consultants. These charges represent the fair value of the options as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.1%-4.3%,
     (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

(B)  See Note 8.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)


   2002 grants and activity through December 31, 2003:


                                               Exercise     Year of
     Grantee                        Granted     Price     Expiration    Exercised    Exercisable   Outstanding
     -------                        -------    --------   ----------    ---------    -----------   -----------
Employees                               500      8.39        2012             --           500           500
Employees                             5,000      9.24        2012             --         2,000         5,000
Employees                            10,000      9.66        2012             --         4,000        10,000
Employees                             5,000      9.94        2012             --         5,000         5,000
Employees                            10,000     11.17        2012             --         4,000        10,000
Employees and Officers                6,000      9.10        2012             --         3,000         6,000
Employees, Officers and Board       448,500      5.45        2012         19,750       428,750       428,750
Scientific Advisory Board            60,000      5.45        2012             --        60,000        60,000(A)
Consultant                           10,500      5.45        2012             --        10,500        10,500(B)
Consultant                           11,000      9.94        2012             --        11,000        11,000(B)
Consultant                           10,000      9.50        2012             --        10,000        10,000(B)
Consultant                              250      8.39        2012             --           250           250(B)
PPG                                  30,000      5.45        2012             --        30,000        30,000(C)
                                    -------                               ------       -------       -------
Totals                              606,750                               19,750       569,000       587,000
                                    =======                               ======       =======       =======


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

(C)  See Note 8.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: -- (Continued)


   2001 grants and activity through December 31, 2003:


                                              Exercise     Year of
     Grantee                        Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
     -------                        -------   --------    ----------   ---------    ---------    -----------   -----------
Employees                            28,750    $10.38        2011           --           --         18,750        28,750
Employees and Officers              116,622     10.31        2011           --           --         96,622       116,622
Employees                             2,000     13.90        2011           --           --          2,000         2,000
Employees                            12,500     12.00        2011        4,500        3,000          3,000         5,000
Employees and Officers              111,932      8.56        2011        3,300           --        106,932       108,632
Employees and Officers               10,000     10.38        2011           --           --         10,000        10,000
Employees and Officers               63,378     10.31        2011           --           --         63,378        63,378
Employees and Officers                  500     13.90        2011           --           --            500           500
Employees, Officers and Board       301,818      8.56        2011           --           --        301,818       301,818
Scientific Advisory Board            40,000     10.31        2011           --           --         40,000        40,000(A)
Scientific Advisory Board            60,000      8.56        2011           --           --         60,000        60,000(A)
Consultant                           25,000     10.31        2011           --           --         15,000        25,000(B)
Consultant                           10,000      9.44        2011           --           --         10,000        10,000(C)
Consultant                           10,000     12.00        2011           --           --         10,000        10,000(C)
Consultant                              250     10.38        2011           --           --            250           250(C)
Consultant                              250     13.90        2011           --           --            250           250(C)
Consultant                            5,500      8.56        2011           --           --          5,500         5,500(C)
PPG                                  26,333      8.56        2011           --           --         26,333        26,333(D)
                                    -------                              -----        -----        -------       -------
Totals                              824,833                              7,800        3,000        770,033       814,033
                                    =======                              =====        =====        =======       =======


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

(B) The Company recorded charges of $65,176, $25,299 and $110,371 to research and development expense in 2003, 2002 and 2001, respectively, related to options granted to a consultant in 2001, which vest over five years. These charges represent the fair value of the options earned as determined in accordance with SFAS No. 123. The Company determined the fair value using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 5.0% and 4.8%-5.6%,
     (2) no expected dividend yield, (3)expected life of 10 years, and (4) expected volatility of 70% and 70%-94%, in 2002 and 2001, respectively.

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

(D)  See Note 8.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)

   2000 grants and activity through December 31, 2003:


                                            Exercise     Year of
       Grantee                    Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
       -------                    -------   --------    ----------   ---------    ---------    -----------   -----------
Employees                          20,000    $14.12        2010           --        2,500         15,500        17,500
Employees                          60,000     18.13        2010        2,000           --         46,000        58,000
Employees                          62,500     24.38        2010           --           --         54,000        62,500
Employees                           5,000     21.69        2010           --           --          4,000         5,000
Employees                           5,000     16.38        2010           --           --          5,000         5,000
Employees, Officers and Board     229,250      9.44        2010        7,500           --        218,250       221,750
Consultant                          2,000     24.38        2010           --           --          2,000         2,000
Consultant                            500      9.44        2010           --           --             --           500
Scientific Advisory Board          20,000      9.44        2010           --           --         20,000        20,000(A)
PPG                                26,000      9.44        2010           --           --         26,000        26,000(B)
                                  -------                              -----        -----        -------       -------
Totals                            430,250                              9,500        2,500        390,750       418,250
                                  =======                              =====        =====        =======       =======


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

(B)  See Note 8.

     1999 grants and activity through December 31, 2003:


                                           Exercise     Year of
         Grantee                 Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
         -------                 -------   --------    ----------   ---------    ---------    -----------   -----------
Employees                         51,000     $4.19        2009        14,000       12,000        25,000        25,000
Employees                         20,000      3.75        2009         2,000           --        18,000        18,000
Employees                          5,000      9.63        2009         4,000           --         1,000         1,000
Employees, Officers and Board    280,750      3.88        2009        30,817        5,000       244,933       244,933
Scientific Advisory Board         40,000      4.19        2009            --           --        40,000        40,000
Scientific Advisory Board         55,000      3.88        2009            --           --        55,000        55,000
Consultant                        25,000      3.38        2009        25,000           --            --            --(A)
Consultant                         1,000      4.19        2009         1,000           --            --            --(A)
Consultant                         1,500      3.88        2009         1,000           --           500           500(A)
                                 -------                              ------       ------       -------       -------
Totals                           479,250                              77,817       17,000       384,433       384,433
                                 =======                              ======       ======       =======       =======


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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)

   1998 grants and activity through December 31, 2003:


                                                Exercise     Year of
                  Grantee             Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
                  -------             -------   --------    ----------   ---------    ---------    -----------   -----------
Employees                               5,000     $6.22        2008            --           --         5,000         5,000
Employees                              50,000      5.88        2008            --           --        50,000        50,000
Employees                              40,000      3.75        2008            --       40,000            --            --
Employees, Officers and Board         153,000      4.50        2008        21,000        2,000       130,000       130,000
Scientific Advisory Board              55,000      4.50        2008            --           --        55,000        55,000
                                      -------                              ------       ------       -------       -------
Totals                                303,000                              21,000       42,000       240,000       240,000
                                      =======                              ======       ======       =======       =======


   1997 grants and activity through December 31, 2003:


                                               Exercise     Year of
          Grantee                    Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
          -------                    -------   --------    ----------   ---------    ---------    -----------   -----------
Employees, Officers and Board         42,000     $4.06        2007        16,600         --          25,400        25,400
Employees and Officers               137,235      5.25        2007        17,047         --         120,188       120,188
Employees and Officers                10,500      4.06        2007         5,500         --           5,000         5,000
Employees and Officers                29,765      5.25        2007            --         --          29,765        29,765
Principal Investigators               10,000      4.06        2007            --         --          10,000        10,000(A)
Principal Investigators               45,000      5.25        2007            --         --          45,000        45,000(A)
                                     -------                              ------        ---         -------       -------
Totals                               274,500                              39,147         --         235,353       235,353
                                     =======                              ======        ===         =======       =======


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

   1996 grants and activity through December 31, 2003:


                                  Exercise     Year of
        Grantee         Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
        -------         -------   --------    ----------   ---------    ---------    -----------   -----------
Employees               20,000      $4.12        2006         4,000       8,000         8,000         8,000
Consultant              10,000       4.12        2006        10,000          --            --            --
                        ------                               ------       -----         -----         -----
Totals                  30,000                               14,000       8,000         8,000         8,000
                        ======                               ======       =====         =====         =====

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)

   1995 grants and activity through December 31, 2003:


                                         Exercise     Year of
         Grantee               Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
         -------               -------   --------    ----------   ---------    ---------    -----------   -----------
Officer of the Company          70,000     $2.00        2005        70,000         --             --             --
Officer of the Company           5,000      0.01        2005         5,000         --             --             --(A)
Scientific Advisory Board      240,000      4.00        2005       155,000         --         85,000         85,000
                               -------                             -------        ---         ------         ------
Totals                         315,000                             230,000         --         85,000         85,000
                               =======                             =======        ===         ======         ======


(A) The Company recorded a charge of $9,950 to general and administrative expense in 1995 for options issued to an officer of the Company. This charge represents the difference between the deemed value of the common stock, for accounting purposes, and the exercise price of the options on the date of the grant.

Other Options

   In connection with NHA's services relative to consummation of the merger discussed in Note 3, in June 1995, the Company granted to NHA options to purchase 84,234 shares of the Company's common stock at an exercise price of $.29 per share. These options were used to satisfy a liability reflected on the balance sheet of Enzymatics on the date of the merger. These options vested immediately on the date of the grant and options to purchase 59,234 of these shares have been exercised through December 31, 2002. Accordingly, as of December 31, 2003, options to purchase 25,000 additional shares remain exercisable. These options expire in 2005.

   The following table summarizes all stock option activity for 2003, 2002 and 2001:


                                                        2003                    2002                    2001
                                                --------------------    --------------------    --------------------
                                                            Weighted                Weighted                Weighted
                                                            Average                  Average                 Average
                                                            Exercise                Exercise                Exercise
                                                 Shares      Price       Shares       Price      Shares       Price
                                               ---------    --------   ---------    --------    ---------   --------
Outstanding at beginning of year               3,014,019     $ 7.25    2,422,769     $ 7.58     1,665,599    $ 6.57
Granted                                          337,625      12.49      606,750       5.87       824,833      9.29
Exercised                                       (214,200)      3.73      (15,500)      4.67       (56,617)     3.83
Forfeited                                         (3,000)     12.00           --         --       (11,046)    19.70
                                               ---------    --------   ---------    --------    ---------   --------
Outstanding at end of year                     3,134,444       8.05    3,014,019       7.25     2,422,769      7.58
                                               =========    ========   =========    ========    =========   ========
Exercisable at end of year                     2,873,944       6.22    2,814,499       6.88     2,177,106      6.94
                                               =========    ========   =========    ========    =========   ========
Available for future grant                     1,052,101                 605,937                  128,433
                                               =========               =========                =========
Weighted average fair value of
  options granted                                            $10.37                  $ 4.69                  $ 6.94
                                                             ======                  ======                  ======


   The weighted average remaining contractual life for options outstanding as of December 31, 2003, 2002 and 2001 was seven, seven and eight years, respectively.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)

Common Stock Warrants

   The following table summarizes all of the warrant activity from inception through December 31, 2003:


                                               Year of
 Year           Granted     Exercise Price    Expiration   Exercised    Forfeited    Exercisable   Outstanding
 ----           ----------   --------------    ----------   ---------    ---------    -----------   -----------
2003              411,337     $8.00-10.14     2008-2010           --          --        411,337       411,337
2002              121,843           24.28          2007           --          --        121,843       121,843
2001            1,156,938      9.52-24.28     2006-2011           --       8,000      1,148,938     1,148,938
2000            1,657,657      9.50-21.60     2005-2010       58,732          --      1,598,925     1,598,925
1999            1,602,701       4.28-4.53          2004    1,465,586       8,055        129,060       129,060
1998              525,000       6.38-7.25          2008           --      75,000        450,000       450,000
1997              450,000       4.80-7.25     2002-2007      246,461         829        202,710       202,710
1996            3,278,000       3.50-8.25     1999-2006    2,114,156      89,344      1,074,500     1,074,500
1995            1,114,000            3.50          1997    1,114,000          --             --            --
               ----------                                  ---------     -------      ---------     ---------
Totals         10,317,476                                  4,998,935     181,228      5,137,313     5,137,313
               ==========                                  =========     =======      =========     =========


Warrant Activity

   The following tables summarize the warrant activity for each year from inception through December 31, 2003:

   2003 grants and activity through December 31, 2003:


                                            Exercise     Year of
      Grantee                     Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
      -------                     -------   --------    ----------   ---------    ---------    -----------   -----------
PPG                               361,024    $10.14        2010           --          --         361,024       361,024(A)
Private Placement Agent fees       50,313      8.00        2008           --          --          50,313        50,313
                                  -------                                ---         ---         -------       -------
Totals                            411,337                                 --          --         411,337       411,337
                                  =======                                ===         ===         =======       =======


(A)  See Note 8.

   2002 grants and activity through December 31, 2003:


                           Exercise     Year of
   Grantee      Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
   -------      -------   --------    ----------   ---------    ---------    -----------   -----------
PPG             121,843    $24.28        2007          --           --         121,843       121,843(A)
                =======                               ===          ===         =======       =======


(A)  See Note 8.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)

   2001 grants and activity through December 31, 2003:


                                                     Exercise      Year of
               Grantee                  Granted       Price       Expiration   Exercised    Forfeited    Exercisable   Outstanding
               -------                 ---------   -----------    ----------   ---------    ---------    -----------   -----------
Private Placement                       163,704   $     10.00       2006           --        8,000         155,704       155,704(A)
Private Placement finder's fees          34,500         10.00       2006           --           --          34,500        34,500
PPG                                      28,168         24.28       2008           --           --          28,168        28,168(B)
Private Placement                       744,452    9.52-13.75       2011           --           --         744,452       744,452
Private Placement finder's fees         186,114         12.46       2011           --           --         186,114       186,114
                                      ---------                                   ---        -----       ---------     ---------
Totals                                1,156,938                                    --        8,000       1,148,938     1,148,938
                                      =========                                   ===        =====       =========     =========


(A)  Forfeited due to cancellation of warrants.

(B)  See Note 8.

   2000 grants and activity through December 31, 2003:


                                                  Exercise       Year of
               Grantee                Granted       Price       Expiration   Exercised    Forfeited    Exercisable   Outstanding
               -------               ---------   ------------    ----------   ---------    ---------    -----------   -----------
Scientific Advisory Board              227,988   $      12.39       2010            --         --          227,988       227,988(A)
Employee                                90,000          16.75       2010            --         --           90,000        90,000
Acquired Technology                    331,605    17.84-21.60       2007            --         --          331,605       331,605(B)
Agents' fees from 99
  Private Placement                    224,537     9.50-10.00       2005        52,850         --          171,687       171,687
Private Placement                      634,527          10.00       2005         5,882         --          628,645       628,645
Private Placement finder's fees        149,000          10.00       2005            --         --          149,000       149,000
                                     ---------                                  ------        ---        ---------     ---------
Totals                               1,657,657                                  58,732         --        1,598,925     1,598,925
                                     =========                                  ======        ===        =========     =========


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

(B)  See Note 6.

   1999 grants and activity through December 31, 2003:


                                           Exercise      Year of
      Grantee                   Granted      Price      Expiration   Exercised    Forfeited    Exercisable   Outstanding
      -------                  ---------   ----------    ----------   ---------    ---------    -----------   -----------
Private Placement              1,414,034   $4.28-4.31       2004      1,298,581      7,953        107,500       107,500
Agents' and finders' fees        188,667    4.28-4.53       2004        167,005        102         21,560        21,560
                               ---------                              ---------      -----        -------       -------
Totals                         1,602,701                              1,465,586      8,055        129,060       129,060
                               =========                              =========      =====        =======       =======

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)


   1998 grants and activity through December 31, 2003:


     Grantee                           Exercise     Year of
     -------                Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
                            -------   --------    ----------   ---------    ---------    -----------   -----------
Employees and Officers      400,000     $6.38        2008           --            --         400,000       400,000
Consultant                  100,000      7.00        2008           --        75,000          25,000        25,000(A)
Consultant                   25,000      7.25        2008           --            --          25,000        25,000(B)
                            -------                                ---        ------     -----------   -----------
Totals                      525,000                                 --        75,000         450,000       450,000
                            =======                                ===        ======     ===========   ===========


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

   1997 grants and activity through December 31, 2003:


                                        Exercise     Year of
      Grantee                 Granted     Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
      -------                 -------   --------    ----------   ---------    ---------    -----------   -----------
Princeton University
 and USC under 1997
 Research Agreement           250,000     $7.25        2007        46,461        829         202,710       202,710(A)
Consultants                   200,000      4.80        2002       200,000         --              --            --(B)
                              -------                             -------        ---         -------       -------
Totals                        450,000                             246,461        829         202,710       202,710
                              =======                             =======        ===         =======       =======


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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11.  SHAREHOLDERS' EQUITY (DEFICIT), STOCK OPTIONS AND WARRANTS: --
     (Continued)


   1996 grants and activity through December 31, 2003:


                                               Exercise     Year of
     Grantee                        Granted      Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
     -------                       ---------   --------    ----------   ---------    ---------    -----------   -----------
Public Offering                    1,495,000    $3.500        1999      1,495,000          --             --            --
Underwriter of Public Offering       130,000     8.250        2001         74,753      55,247             --            --(A)
Underwriter of Public Offering       130,000     3.675        2001         97,650      32,350             --            --(A)
Third Parties                        578,000     4.125        2006        374,613       1,387        202,000       202,000(A)
Employees                            925,000     4.125        2006         52,140         360        872,500       872,500(A)
Consultant                            20,000     6.000        2006         20,000          --             --            --(B)
                                   ---------                            ---------      ------      ---------     ---------
Totals                             3,278,000                            2,114,156      89,344      1,074,500     1,074,500
                                   =========                            =========      ======      =========     =========


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

   1995 grants and activity through December 31, 2003:


                                       Exercise     Year of
       Grantee             Granted      Price     Expiration   Exercised    Forfeited    Exercisable   Outstanding
       -------             ---------   --------    ----------   ---------    ---------    -----------   -----------
Private Placement         1,114,000     $3.50        1997      1,114,000        --            --            --
                          =========                            =========       ===           ===           ===


12.  RESEARCH CONTRACTS:

   Contract research revenue consists of the following:


                                                                                                           December 31,
                                                                                              -------------------------------------
                                                                                                 2003          2002         2001
                                                                                              ----------    ----------   ----------
Department of Defense Advanced Research Projects Agency (DARPA)...........................    $       --    $  827,468   $  720,079
U.S. Army Small Business Innovative Research (SBIR).......................................       610,885       468,618      232,957
Army Research Laboratory (ARL)............................................................       594,789       129,320           --
Department of Energy (DoE) SBIR...........................................................       215,310        43,552           --
National Science Foundation (NSF).........................................................            --            --      105,535
                                                                                              ----------    ----------   ----------
                                                                                              $1,420,984    $1,468,958   $1,058,571
                                                                                              ==========    ==========   ==========

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13.  COMMITMENTS:

Lease Commitments


   The Company has several operating lease arrangements for office space and equipment. Total rent expense was $356,071, $411,300 and $415,952, for the years ended December 31, 2003, 2002 and 2001, respectively. During 1999, the Company entered into one capital lease. Minimum future rental payments for operating and capital leases as of December 31, 2003 are as follows:


                                                   Operating    Capital
        Year                                         Lease       Lease
        ----                                       ----------   -------
        2004 ..................................    $  302,207    $4,065
        2005 ..................................       297,565        --
        2006 ..................................       295,445        --
        2007 ..................................       294,000        --
        2008 and thereafter ...................       294,000        --
                                                   ----------    ------
                                                   $1,483,217     4,065
                                                   ==========
        Less amount representing interest .....                    (179)
        Present value of capital lease ........                  $3,886
                                                                 ======


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

   In accordance with the amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,599 from July 31, 2002 through July 31, 2007.

   Under the terms of the 1997 Amended License Agreement (Note 5), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums for the relevant calendar year, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and is $100,000 in 2002 and
each year thereafter.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


14.  INCOME TAXES:

   The components of income taxes are as follows:


                                                                       December 31,
                                                         ----------------------------------------
                                                             2003          2002           2001
                                                         -----------    -----------   -----------
Current..............................................    $        --    $        --   $        --
Deferred.............................................     (6,911,806)    (9,916,555)   (6,354,493)
                                                         -----------    -----------   -----------
                                                          (6,911,806)    (9,916,555)   (6,354,493)
Increase in valuation allowance......................      6,911,806      9,916,555     6,354,493
                                                         -----------    -----------   -----------
                                                         $        --    $        --   $        --
                                                         ===========    ===========   ===========


   The difference between the Company's federal statutory income tax rate and its effective income tax rate is due to non-deductible expenses and the valuation allowance.

   As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $35,814,000, which will begin to expire in 2011, and state net operating loss carryforwards of approximately $33,460,000, which will begin to expire in 2004. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. In accordance with the Tax Reform Act of 1986, the utilization of the net operating loss carryforwards could be subject to certain limitations as a result of certain ownership changes.

   Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            December 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
Gross deferred tax assets:
 Net operating loss carryforwards ...............    $ 14,187,288   $ 11,296,842
 Capitalized start-up costs .....................       9,735,652      7,618,801
 Capitalized technology license .................       2,414,778      1,737,767
 Stock options and warrants .....................       3,331,769      2,691,536
 Accruals and reserves ..........................         325,867        135,139
 Deferred revenue ...............................       1,930,648      1,792,855
 Other ..........................................         407,883        149,139
                                                     ------------   ------------
                                                       32,333,885     25,422,079
Valuation allowance .............................     (32,333,885)   (25,422,079)
                                                     ------------   ------------
Net deferred tax asset ..........................    $         --   $         --
                                                     ============   ============


   During 2002, the Company sold approximately $3 million of its net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. The Company received $225,657 for the sale of the NOLs and recorded it as other revenue.

   A valuation allowance was established for all of the net deferred tax assets because the Company has incurred substantial operating losses since inception and expects to incur additional losses in 2004. The Company's management has concluded that the realizability of these deferred tax assets is uncertain.

15.  DEFINED CONTRIBUTION PLAN:

   During 2000, the Company adopted the Universal Display Corporation 401(k) Plan (the "Plan") in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the "Code"). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                         (a development-stage company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15.  DEFINED CONTRIBUTION PLAN: -- (Continued)


compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of theparticipant's contribution, limited to 6% of the participant's total compensation. For the years ending December 31, 2003, 2002 and 2001, the Company contributed $112,023, $91,043 and $83,611 to the Plan, respectively.

16.  QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

   The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the period ended December 31, 2003. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

   Year ended December 31, 2003:


                                                                                              Three Months Ended
                                                                            -------------------------------------------------------
                                                                             March 31       June 30      September 30   December 31
                                                                           -----------    -----------    ------------   -----------
Revenue ................................................................   $ 1,180,947    $ 1,349,956    $ 2,140,335    $ 1,921,955
Net loss ...............................................................    (3,868,746)    (4,092,994)    (3,657,885)    (5,733,580)
Deemed dividends to Preferred shareholders .............................            --             --             --             --
Net loss attributable to Common shareholders ...........................    (3,868,746)    (4,092,994)    (4,692,187)    (5,733,580)
Basic and diluted loss per share .......................................         (0.18)         (0.19)         (0.21)         (0.24)


   Year ended December 31, 2002:


                                                                                              Three Months Ended
                                                                            -------------------------------------------------------
                                                                             March 31       June 30      September 30   December 31
                                                                           -----------    -----------    ------------   -----------
Revenue ................................................................   $   534,926    $   455,026    $    612,689   $   882,307
Net loss ...............................................................    (5,298,809)    (5,577,787)    (14,989,910)   (5,152,695)
Deemed dividends to Preferred shareholders .............................            --             --      (1,953,479)           --
Net loss attributable to Common shareholders ...........................    (5,298,809)    (5,577,787)    (16,943,389)   (5,152,695)
Basic and diluted loss per share .......................................        (0.29)          (0.31)          (0.78)        (0.24)