Form 10-Q
period 2004-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2004-05-07
CIK 1005284

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

(609) 671-0980

(Registrant’s telephone number, including area code)

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

Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 4, 2004, the registrant had outstanding 27,481,483 shares of common stock.

Back to Contents

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART II – OTHER INFORMATION

-i-

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
(a development-stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31,
	(unaudited)	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,548,959	$14,070,207
Short-term investments	12,238,071	12,811,704
Accounts receivable	1,108,683	805,602
Inventory	27,327	33,044
Other current assets	179,329	153,924

Total current assets	57,102,369	27,874,481

PROPERTY AND EQUIPMENT, net	3,243,837	3,532,115
ACQUIRED TECHNOLOGY, net	10,980,935	11,404,703
INVESTMENTS	2,931,277	3,255,574
OTHER ASSETS	121,773	134,773

	$74,380,191	$46,201,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Capital lease obligations	$2,630	$3,886
Accounts payable	428,920	436,809
Accrued expenses	1,773,677	2,020,210
Deferred license fees	1,266,667	1,266,667
Deferred revenue	67,204	467,204

Total current liabilities	3,539,098	4,194,776

DEFERRED LICENSE FEES	3,100,000	3,100,000

Total liabilities	6,639,098	7,294,776
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
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
authorized and none outstanding	5,000	5,000
Common Stock, par value $.01 per share, 50,000,000 shares authorized,
27,228,302 and 24,196,765 shares issued and outstanding, respectively	272,283	241,968
Additional paid-in capital	170,334,196	137,160,751
Deferred Compensation	(269,955)	—
Accumulated other comprehensive loss	(30,819)	(38,837)
Deficit accumulated during development-stage	(102,569,612)	(98,462,012)

Total shareholders’ equity	67,741,093	38,906,870

	$74,380,191	$46,201,646

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
(a development-stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Period from Inception
			(June 17, 1994) to
	2004	2003	March 31, 2004

REVENUE:
Contract research	$412,232	$369,147	$5,835,436
Development chemicals	796,358	592,137	4,118,891
Commercial chemicals	66,420	—	134,580
License fees	154,980	—	314,020
Technology development fees	700,000	250,000	3,532,796

Total revenue	2,129,990	1,211,284	13,935,723

OPERATING EXPENSES:
Cost of chemicals sold	57,561	30,337	207,740
Research and development	4,323,715	3,927,551	69,450,755
General and administrative	1,849,407	1,098,981	27,960,315
Royalty expense	91,579	87,500	766,579

Total operating expenses	6,322,262	5,144,369	98,385,389

Operating loss	(4,192,272)	(3,933,085)	(84,449,666)

INTEREST INCOME	130,946	59,563	2,348,267
INTEREST EXPENSE	(98)	(224)	(5,146,829)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE	—	—	(10,011,780)
OTHER INCOME	—	5,000	241,689

NET LOSS	(4,061,424)	(3,868,746)	(97,018,319)

DEEMED DIVIDEND	(46,176)	—	(5,551,293)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,107,600)	$(3,868,746)	$(102,569,612)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.18)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	24,688,264	21,543,505

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
(a development-stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Period from Inception (June 17, 1994) toMarch 31, 2004

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,061,424)	$(3,868,746)	$(97,018,319)
Non-cash charges to statement of operations:
Depreciation	328,607	514,510	6,058,470
Amortization of intangibles	423,768	423,768	5,969,783
Amortization of discounts on Convertible Promissory Note	—	—	14,734,168
Amortization of premium on investments	67,913	—	129,003
Issuance of Common Stock options and warrants for services	1,079	12,506	1,689,481
Issuance of Common Stock and warrants in connection
with amended research and license agreements	—	—	3,120,329
Issuance of Common Stock in connection with
employee bonus	83,558	—	790,521
Issuance of redeemable Common Stock, Common Stock options and
warrants in connection with the PPG development agreement	919,930	990,051	15,458,319
Issuance of Common Stock, options and warrants to Board of Directors
and Scientific Advisory Board	643,720	—	2,591,089
Issuance of Common Stock in connection with License Agreement	—	—	71,816
Acquired in-process technology	—	—	350,000
(Increase) decrease in assets:
Accounts receivable	(303,081)	(218,143)	(1,108,683)
Inventory	5,717	—	(27,327)
Other current assets	(25,405)	63,288	128,519
Other assets	13,000	(1,010)	(121,773)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	396,760	(85,007)	2,844,997
Deferred license fees	—	100,000	4,366,667
Deferred revenue	(400,000)	(255,000)	67,204

Net cash used in operating activities	(1,905,858)	(2,323,783)	(39,905,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(40,329)	(338,276)	(8,420,286)
Purchase of intangibles	—	—	(25,750)
Purchases of investments	(2,799,128)	(3,085,000)	(54,884,893)
Proceeds from sale of investments	3,637,163	864,192	39,555,723
Restricted cash	—	—	—

Net cash provided by (used in) investing activities	797,706	(2,559,084)	(23,775,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net	28,036,218	—	73,897,512
Proceeds from issuance of Preferred Stock	—	—	9,137,079
Proceeds from issuance of Convertible Promissory
Notes and equity instruments	—	—	15,000,000
Repayment of Convertible Promissory Notes	—	—	(8,819,997)
Proceeds from the exercise of Common Stock options and warrants	2,551,942	28,140	18,032,699
Principal payments on capital lease	(1,256)	(1,131)	(17,391)

Net cash provided by financing activities	30,586,904	27,009	107,229,901

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,478,752	(4,855,858)	43,548,959
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,070,207	15,905,416	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,548,959	$11,049,558	$43,548,959

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
(a development-stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BACKGROUND:

Universal Display Corporation (the “Company”), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode (“OLED”) technologies and materials for potential flat panel display and other applications.

The Company, formerly known as Enzymatics, Inc. (“Enzymatics”), was incorporated under the laws of the Commonwealth of Pennsylvania on April 24, 1985, and commenced its current business activities on August 1, 1994. The New Jersey corporation formerly known as Universal Display Corporation and now known as UDC, Inc. (“UDC”) was incorporated under the laws of the State of New Jersey on June 17, 1994.

The Company also sponsors substantial OLED technology research being conducted at the Advanced Technology Center for Photonics and Optoelectronic Materials at Princeton University and at the University of Southern California (“USC”) (on a subcontract basis with Princeton University), pursuant to a Research Agreement between the Company and the Trustees of Princeton University dated October 9, 1997 (as amended, the “1997 Research Agreement”) (Note 3). The Company previously sponsored OLED technology research conducted at Princeton University under a Sponsored Research Agreement between the Trustees of Princeton University and American Biomimetics Corporation (“ABC”) dated August 1, 1994 (as amended, the “1994 Sponsored Research Agreement”). ABC, a privately held Pennsylvania corporation that is affiliated with the Company, assigned its rights and obligations under the 1994 Sponsored Research Agreement to the Company in October 1995.

Pursuant to a License Agreement between the Trustees of Princeton University and ABC dated August 1, 1994 (as amended, the “1994 License Agreement”), Princeton University granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on a pending patent application of Princeton University relating to OLED technology. Under the 1994 License Agreement, Princeton University further granted ABC similar license rights with respect to patent applications and issued patents arising out of work performed by Princeton University under the 1994 Sponsored Research Agreement. ABC assigned its rights and obligations under the 1994 License Agreement to the Company in June 1995. On October 9, 1997, the Company and Princeton University entered into an Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the “1997 Amended License Agreement”) (Note 3). Under the 1997 Amended License Agreement, Princeton University granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2004, cash and cash equivalents included cash on hand, cash in banks, money market accounts, corporate bonds and certificate of deposits.

The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. Investments classified as current have maturity dates of greater then three months but less than one year. Investments classified as long-term have maturity dates greater than one year.

Back to Contents

The Company reported accumulated unrealized holding losses of $30,819 and $38,837 at March 31, 2004 and December 31, 2003, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $4,053,406 and $3,871,880 for the quarter ended March 31, 2004 and 2003, respectively. The gross proceeds from sales and maturities of investments were $3,637,163 and $864,192 for the quarter ended March 31, 2004 and 2003, respectively. Gross realized gains and losses for the quarter ended March 31, 2004 and 2003 were not material.

Inventory

Inventory consists of chemicals held at the Company’s location. Inventory is valued at the lower of cost or market, with the cost determined using the specific identification method.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	March 31, 2004	December 31, 2003

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(5,969,783)	(5,546,015)

Acquired Technology, net	$10,980,935	$11,404,703

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stock shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into common stock. For the three months ended March 31, 2004 and 2003, the effects of the exercise of 8,487,640 and 8,196,174 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Research and Development

Expenditures for research and development are charged to operations as incurred.

Certain Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 had no impact on the Company’s financial position, results of operations, or liquidity.

Back to Contents

Statement of Cash Flow Information

The following non-cash investing and financing activities occurred:

	Three Months Ended March 31,

	2004	2003

Unrealized gain (loss) on available-for-sale securities	$8,018	$(3,134)

Stock Options

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company’s financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. In 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

As allowed by SFAS No. 123, the Company has selected to continue to account for its employee stock-based compensation plans under APB No. 25, and adopted only disclosure requirements of SFA No. 123 as amended by SFAS No. 148. Had the Company recognized compensation cost for it stock-based compensation plans consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	Three months ended March 31,

	2004	2003

Net loss applicable to common shareholders:
As reported	$(4,107,600)	$(3,868,746)
Add stock-based employee compensation
expense included in reported net income, net of tax	730,069	—
Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(4,766,985)	(252,636)

Pro forma	$(8,144,516)	$(4,121,382)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.18)
Pro forma	(0.33)	(0.19)

The 2004 amounts are primarily due to the Company granting immediately vested bonus options to executive management for 2003 and options to its Board of Directors for Board and Committee service in 2003 in the first quarter of 2004. The Company granted similar options for 2002 in the fourth quarter of 2002.

The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

3.  RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. As of March 31, 2004, the Company has funded $1,863,492 of this agreement and is obligated to fund an additional $5,614,501 through July 2007.

Under the 1997 Amended License Agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

Back to Contents

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $75,000 in 2001 and $100,000 in 2002 and thereafter. Since the actual royalties exceeded the minimum royalty for the three months ended March 31, 2004, the Company accrued $29,079 of royalty expense. These royalties are charged to research and development expense in the year they become due.

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

In connection with executing the Research Agreement and the Amended License Agreement, in 1997 the Company issued to Princeton University 140,000 shares of the Company’s common stock and immediately vesting 10-year warrants to purchase an additional 175,000 shares of the common stock at an exercise price of $7.25 per share. The Company also issued to USC 60,000 shares of the common stock and immediately vesting 10-year warrants to purchase an additional 75,000 shares of the common stock at an exercise price of $7.25 per share.

4.  ACQUIRED TECHNOLOGY:

On July 19, 2000, the Company, PD-LD, Inc. (“PD-LD”), its president Dr. Vladimir Ban and the Trustees of Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD’s rights to certain issued and pending OLED technology patents in exchange for 50,000 shares of the Company’s common stock. Pursuant to this transaction, these patents were included in the patent rights exclusively licensed to the Company under the 1997 Amended License Agreement. The acquisition of these patents had a fair value of $1,481,250 (Note 2).

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. (“Motorola”). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500), 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder’s fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company’s discretion, in either all cash or 50% cash and 50% in shares of the Company’s common stock. The number of shares of common stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the common stock is issued. Since the minimum royalty exceeded the actual royalties for the three months ended March 31, 2004, the Company accrued $62,500 of royalty expense.

5.  COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE AGREEMENT:

On October 1, 2000, the Company entered into a five-year Development and License Agreement with PPG Industries, Inc. (“PPG”) to leverage the Company’s OLED technologies with PPG’s expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers are assisting the Company in developing and commercializing its proprietary OLED materials. In consideration for PPG’s services under the agreement, the Company is required to issue shares of its common stock and warrants to acquire its common stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities the Company is required to issue is subject to adjustment under certain circumstances, as defined in the agreement. In January 2003, the Company amended the Development and License Agreement, providing for additional consideration to PPG for services provided under the agreement, which are to be paid for in cash. The Company records these expenses to research and development as they are incurred.

Back to Contents

During each respective first quarter of 2004 and 2003, the Company issued to PPG 157,609 and 305,715 shares of the Company’s common stock as consideration for services required to be provided by PPG under the Development and License Agreement. During the three months ended March 31, 2004 and 2003, respectively, the Company recorded a charge of $495,674 and $523,005 to research and development expense for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the common stock earned by PPG.

As required under the Development and License Agreement, the Company issued 9,746 shares of common stock to PPG in February 2004. The additional shares were issued to PPG based on a final accounting for actual costs incurred by PPG under the agreement for the year ended December 31, 2003. Accordingly, the Company accrued $133,715 of additional research and development expense as of December 31, 2003, based on the fair value of these additional shares.

In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company’s common stock. The number of warrants earned and issued is based on the number of shares of common stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company issued warrants to PPG to acquire 315,461 shares of the Company’s common stock as part of the consideration for services performed by PPG during 2003. The warrants were earned and charged to research and development expenses during 2003, but were not issued until February 2004. The Company will similarly issue warrants to PPG for services performed during 2004 in the first quarter of 2005 and will charge the related fair value of the warrants to research and development in 2004 as they are earned.

During the three months ended March 31, 2004 and 2003, the Company recorded charges to research and development expense of $367,102 and $410,987, respectively, for the portion of the warrants that were earned by PPG during these periods. These charges were recorded based on the estimated fair value of the warrants earned. The Company determined the fair value of the warrants earned during each such period using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.33% and 3.35%, respectively, (2) no expected dividend yield, (3) expected life of 7 years, and (4) expected volatility of 94%.

The Company is required to grant options to purchase the Company’s common stock to PPG employees performing services for the Company under the Development and License Agreement. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On September 23, 2002, the Company granted to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company’s common stock at an exercise price of $5.45. During the three months ended March 31, 2003, the Company recorded $56,059 in research and development costs related to these options.

On December 23, 2003, the Company granted to PPG employees performing services under the agreement options to purchase 21,000 shares of the Company’s common stock at an exercise price of $13.92. During the three months ended March 31, 2004, the Company recorded $57,154 in research and development costs related to these options.

The Company determined the fair value of the options earned during the three months ended March 31, 2004 and 2003, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.28% and 3.70%, respectively, (2) no expected dividend yield, (3) expected life of 10 years, and (4) expected volatility of 94%.

6.  SHAREHOLDERS’ EQUITY:

The following table summarizes the shareholders’ equity activity from January 1, 2004 through March 31, 2004:

	Preferred Stock, Series A & Series B		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit and Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total Equity

BALANCE, JANUARY 1, 2004	500,000	$5,000	24,196,765	$241,968	$137,160,751	—	$(98,500,849)	$38,906,870
Exercise of Common Stock options and warrants	—	—	380,407	3,804	2,548,138	—	—	2,551,942
Issuance of Common Stock through Public offering, net of fees of $1,963,782	—	—	2,500,000	25,000	28,011,218	—	—	28,036,218	(A)
Deemed dividend	—	—	—	—	46,176	—	(46,176)	—	(B)
Issuance of Common Stock to employees	—	—	64,750	647	870,332	(353,513)	—	517,466
Issuance of Common Stock to Board of Directors and Scientific Advisory Board	—	—	38,000	380	643,340	—	—	643,720
Issuance of Common Stock options to non-employees	—	—	—	—	1,079	—	—	1,079
Issuance of Common Stock, options and warrants in connection with Development Agreements	—	—	48,380	484	1,053,162	—	—	1,053,646	(C)
Amortization of deferred compensation	—	—	—	—	—	83,558	—	83,558
Unrealized gain on available- for-sales securities	—	—	—	—	—	—	8,018	8,018
Net loss	—	—	—	—	—	—	(4,061,424)	(4,061,424)

BALANCE, March 31, 2004	500,000	$5,000	27,228,302	$272,283	$170,334,196	(269,955)	$(102,600,431)	$67,741,093

(A)	In March 2004 the Company sold 2,500,000 shares of its common stock at $12.00 per share in a registered underwritten public offering. The offering resulted in proceeds to us of $28,036,218, net of $1,963,782 in costs associated with completion of the offering.

(B)	In February 2004, we issued warrants to PPG and in March 2004, we sold 2,500,000 shares of the Company’s common stock in a public offering. These transactions were deemed dilutive under the terms of certain warrants the Company has previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company treated this occurrence as a deemed dividend of $46,176.

(C)	In accordance with the PPG Development and License Agreement (Note 5), PPG earned shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock, and options to purchase shares of the Company’s common stock were granted to certain PPG employees, for the three months ended March 31, 2004.

Back to Contents

7.  COMMITMENTS AND CONTINGENCIES:

Under the terms of the Company’s License Agreement with Motorola (Note 4), the Company agreed to make minimum royalty payments. To the extent that the royalties otherwise payable to Motorola under this agreement are not sufficient to meet the minimums, the Company is required to pay the shortfall, at its discretion, in all cash or in 50% cash and 50% common stock within 90 days after the end of each two-year period specified below in which the shortfall occurs. For the two-year period ending December 31, 2002, the Company issued to Motorola 8,000 shares of the Company’s common stock, valued at $71,816, and paid $78,184 in cash as a result of the minimum royalty due of $150,000. Future required minimum royalty payments are as follows:

January 1, 2003 – December 31, 2004 $ 500,000

January 1, 2005 – December 31, 2006 $1,000,000

In accordance with the April 2002 amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement (Note 3), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and is $100,000 in 2002 and each year thereafter.

8.  SUBSEQUENT EVENT:

On April 2, 2004 the Company sold an additional 50,000 shares of its common stock at $12.00 per share to cover over allotments in connection with the public offering completed in February 2004. The sale of these additional shares resulted in proceeds to the Company of $573,340, net of $26,660 in costs associated to complete the sale.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding our beliefs, expectations, hopes or intentions regarding the future. It is important to note that these statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to: the success of alternatives to OLEDs for flat panel displays; the success of competing OLED technologies, or of other flat panel display technologies; potential lack of demand for OLED displays or downturns in demand for flat panel displays in general; we and our partners failing to make sufficient advances in OLED technology and materials research; our being unable to form or maintain lasting business relationships with display manufacturers and others; and our being unable to obtain and maintain appropriate intellectual property protection for our OLED technologies and materials, or being required to incur excessive expenditures to enforce our intellectual property rights. These and other risks and uncertainties that could cause our actual results to differ materially from those projected are discussed in our periodic reports filed with the SEC, including the section entitled “Factors that May Affect Future Results and Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2003. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements contained in this document to reflect any change in expectations with regard to such statements, or any change in events, conditions or circumstances on which any such statements are based.

Back to Contents

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

We have incurred significant losses since our inception, resulting in an accumulated deficit of $102,569,612 as of March 31, 2004. Moreover, we expect our losses to continue for the foreseeable future and until such time, if ever, as we are able to achieve, from the commercial licensing of our OLED technologies and the sale of our OLED materials, sustained licensing and chemical sales revenues that are sufficient to support our ongoing research and development activities and other operations.

We anticipate fluctuations in our annual and quarterly results of operations for the foreseeable future due to uncertainty regarding:

•	the timing of our receipt of license fees, contracts and fees for future technology development and evaluation;

•	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances.

Results of Operations

We had a net loss attributable to common shareholders of $4,107,600 (or $0.17 per share) for the quarter ended March 31, 2004, compared to a net loss of $3,868,746 (or $0.18 per share) for the same period in 2003. The increase in net loss was primarily attributable to an increase in research and development and general and administrative costs. Much of the increase in these expenses was offset by an increase in revenues.

Our revenues were $2,129,990 for the quarter ended March 31, 2004 compared to $1,211,284 for the same period in 2003. The $918,706, or 76%, increase was primarily due to:

•	additional amounts earned under technology development and evaluation agreements;

•	providing OLED material to a customer for its use in the manufacture of commercial OLED displays under an agreement entered into in the third quarter of 2003; and

•	additional purchases of materials by our development partners.

We recognized $700,000 in technology development revenue in connection with two technology development and evaluation agreements, one of which was executed in October 2002 and the other in September 2003, compared to $250,000 for the same period in 2003. The latter of these two agreements, which represented $450,000 of the $700,000, expired in accordance with its terms at the end of March 2004.

We entered into an agreement in the third quarter of 2003 under which we began supplying one of our proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, we earned $66,420 in commercial chemical revenue and $154,980 in license fees in connection with this agreement for the three months ended March 31, 2004. We had no such agreements in effect for the same period in 2003.

Back to Contents

We earned $796,358 from our sales of OLED materials for evaluation purposes in the quarter ended March 31, 2004, compared to $592,137 for the same period in 2003. The increase in this amount was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED manufacturers, including our current joint development partners.

We earned $412,232 in contract research revenue from the U.S. government for the quarter ended March 31, 2004, compared to $369,147 for the same period in 2003. The dollar value and the number of our government contracts remained relatively constant during these periods. Several of these contracts are expected to continue into 2005.

We incurred research and development expenses of $4,323,715 for the quarter ended March 31, 2004, compared to $3,927,551 for the same period 2003. The increase in these expenses was primarily a result of the following:

•	an increase of $194,796 in costs associated with existing personnel and $92,474 in costs associated with estimated stock performance bonuses to our research and development employees for 2004. Prior to June 2003, we were not authorized under our Equity Compensation Plan to issue equity compensation in the form of stock; therefore no similar costs were recognized for the same period in 2003.

•	the further development and operation of our facility in Ewing, New Jersey.

We incurred general and administrative expenses of $1,849,407 for the quarter ended March 31, 2004, compared to $1,098,981 for the same period 2003. The increase was primarily a result of the following:

•	an increase of $103,660 in costs associated with existing personnel and $298,795 in costs associated with the issuance of stock performance bonuses to executive officers for 2003 and estimated stock performance bonuses to employees and executive management for 2004. Prior to June 2003, we were not authorized under our Equity Compensation Plan to issue equity compensation in the form of stock; therefore no similar costs were recognized for the same period in 2003.

•	an increase of $338,800 in costs associated with the issuance of stock to our Board of Directors for Board and Committee service in 2003. No such issuances of stock were made in the same period in 2003.

Our interest income was $130,946 for the quarter ended March 31, 2004, compared to $59,563 for the same period in 2003. The increase was mainly due to increased cash and investment balances in the quarter ended March 31, 2003, which was $58,718,307, as compared to the same period in 2003, which was $18,309,883. These balances increased primarily due to an increase in funds from our registered direct offering completed in the third quarter of 2003 and our registered underwritten public offering completed in the first quarter of 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $43,548,959, short-term investments of $12,238,071 and long-term investments of $2,931,277, for a total of $58,718,307. This compares to cash and cash equivalents of $14,070,207, short-term investments of $12,811,704 and long-term investments of $3,255,574, for a total of $30,137,485, as of December 31, 2003.

In the three months ended March 31, 2004, the cash used in operating activities was $1,905,858, as compared to $2,323,783 for the same period in 2003. The decreased use of cash in operating activities was due to a decrease in operating loss of $335,062 (net of non-cash adjustments) primarily as a result of increased revenues. The decrease in operating loss was supplemented by positive changes in working capital accounts of $82,863.

In the three months ended March 31, 2004, cash provided by investing activities was $797,706 as compared to net cash used in investing activities of $2,559,084 for the same period in 2003. The increase was mainly due to an increase in proceeds from the sale of investments. The overall increase in investments resulted from increased funds from financing activities.

In the three months ended March 31, 2004, net cash provided by financing activities was $30,586,904, as compared to $27,009 for the same period in 2003. The increase was primarily due to our completion of the following financing activities:

•	a registered underwritten public offering in March 2004 of 2,500,000 shares of our common stock at $12.00 per share. The offering resulted in proceeds to us of $28,036,218, net of $1,963,782 in costs associated with completion of the offering.

•	the exercise of options and warrants resulting in proceeds of $2,551,942.

Working capital increased to $53,563,271 at March 31, 2004, from working capital of $23,679,705 at December 31, 2003. The net increase was due primarily to the net cash proceeds received from our financing activities.

Back to Contents

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months. We believe that our potential additional financing sources include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options. We have an effective shelf registration statement that would enable us to offer, from time to time, up to $44,725,524 of our common stock, preferred stock, debt securities and other securities, subject to market conditions and other factors. It should be noted, however, that substantial additional funds will be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. For example, under our 1997 Research Agreement with Princeton University, we are required to pay Princeton University $1,495,599 per year through July 2007. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our contractual obligations. In September 2003, we renewed the lease for our facility in Ewing, New Jersey for an additional five years through the end of 2008. See Note 1 above for further discussion.

Off-balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of off-balance sheet arrangements. As of March 31, 2004, we had no off-balance sheet arrangements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

Back to Contents

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following is a list of the exhibits filed as part of this report.

Exhibit Number	Description

31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

* Filed herewith.
** Furnished herewith.

(b) Reports on Form 8-K:

Current Report on Form 8-K, filed with the SEC on March 18, 2004, reporting Items 5 and 7.

Back to Contents

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

By:	/s/ Sidney D. Rosenblatt

Sidney D. Rosenblatt Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Date:	May 7, 2004