Form 10-Q
period 2004-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2004-08-05
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

As of August 2, 2004, the registrant had outstanding 27,494,966 shares of common stock.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003                  3

            Consolidated Statements of Operations - Three months ended June 30, 2004                       4
            and 2003 and inception to June 30, 2004 (unaudited)

            Consolidated Statements of Operations - Six months ended June 30, 2004                         5
            and 2003 and inception to June 30, 2004 (unaudited)

            Consolidated Statements of Cash Flows - Six months ended June 30, 2004                         6
            and 2003 and inception to June 30, 2004 (unaudited)

            Notes to Consolidated Financial Statements (unaudited)                                         7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         13

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    16

ITEM 4.     CONTROLS AND PROCEDURES                                                                       16


                                              PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                             17


ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES              17


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                               17


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           17


ITEM 5.     OTHER INFORMATION                                                                             18


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                              18

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30, 2004        DECEMBER 31,
                                                                                                (UNAUDITED)            2003
                                                                                               -------------       -------------
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $  18,264,308       $  14,070,207
    Short-term investments                                                                        36,556,385          12,811,704
    Accounts receivable                                                                            1,139,782             805,602
    Inventory                                                                                         20,853              33,044
    Other current assets                                                                             377,967             153,924
                                                                                               -------------       -------------
    Total current assets                                                                          56,359,295          27,874,481

PROPERTY AND EQUIPMENT, net                                                                        2,945,059           3,532,115
ACQUIRED TECHNOLOGY, net                                                                          10,557,167          11,404,703
INVESTMENTS                                                                                        2,726,637           3,255,574
OTHER ASSETS                                                                                         128,209             134,773
                                                                                               -------------       -------------
                                                                                               $  72,716,367       $  46,201,646
                                                                                               =============       =============
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Capital lease obligations                                                                  $       1,335       $       3,886
    Accounts payable                                                                                 340,265             436,809
    Accrued expenses                                                                               2,329,315           2,020,210
    Deferred license fees                                                                          1,516,667           1,266,667
    Deferred revenue                                                                                 317,204             467,204
                                                                                               -------------       -------------
    Total current liabilities                                                                      4,504,786           4,194,776

DEFERRED LICENSE FEES                                                                              3,100,000           3,100,000
                                                                                               -------------       -------------
    Total liabilities                                                                              7,604,786           7,294,776

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
       200,000 shares Series A Nonconvertible Preferred Stock issued and
       Outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares Series B Convertible Preferred Stock issued and outstanding
       (liquidation value of $21.48 per share or $6,444,000), 5,000 shares of
       Series C-1 Convertible Preferred Stock authorized and none outstanding,
       5,000 shares of Series D Convertible Preferred Stock authorized and none
       outstanding                                                                                     5,000               5,000
    Common Stock, par value $.01 per share, 50,000,000 shares authorized,
       27,416,185 and 24,196,765 shares issued and outstanding, respectively                         274,162             241,968
    Additional paid-in capital                                                                   172,190,491         137,160,751
    Deferred compensation                                                                           (186,398)                 --
    Accumulated other comprehensive loss                                                             (81,788)            (38,837)
    Deficit accumulated during development stage                                                (107,089,886)        (98,462,012)
                                                                                               -------------       -------------
    Total shareholders' equity                                                                    65,111,581          38,906,870
                                                                                               -------------       -------------
                                                                                               $  72,716,367       $  46,201,646
                                                                                               =============       =============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            THREE MONTHS ENDED JUNE 30,        PERIOD FROM INCEPTION
                                                                         --------------------------------        (JUNE 17, 1994) TO
                                                                             2004                2003              JUNE 30, 2004
REVENUE:
  Contract research                                                      $    884,942        $    468,206          $   6,720,378
  Development chemicals                                                       259,081             696,592              4,377,972
  Commercial chemicals                                                         23,400                  --                157,980
  License fees                                                                 54,600                  --                368,620
  Technology development fees                                                 250,000             250,000              3,782,796
                                                                         ------------        ------------          -------------
  Total revenue                                                             1,472,023           1,414,798             15,407,746

OPERATING EXPENSES:
  Cost of chemicals sold                                                       59,986              64,842                267,726
  Research and development                                                  4,321,227           4,180,697             73,771,983
  General and administrative                                                1,758,785           1,239,481             29,719,100
  Royalty expense                                                              83,421              87,500                850,000
                                                                         ------------        ------------          -------------
  Total operating expenses                                                  6,223,419           5,572,520            104,608,809
                                                                         ------------        ------------          -------------
  Operating loss                                                           (4,751,396)         (4,157,722)           (89,201,063)

INTEREST INCOME                                                               231,184              53,890              2,579,450
INTEREST EXPENSE                                                                  (60)               (194)            (5,146,889)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                                         --                  --            (10,011,780)
OTHER INCOME                                                                       --              11,032                241,689
                                                                         ------------        ------------          -------------
NET LOSS                                                                   (4,520,272)         (4,092,994)          (101,538,593)

DEEMED DIVIDEND                                                                    --                  --             (5,551,293)
                                                                         ------------        ------------          -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                             $ (4,520,272)       $ (4,092,994)         $(107,089,886)
                                                                         ============        ============          =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                              $      (0.17)       $      (0.19)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                                  27,286,654          21,654,133

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,         PERIOD FROM INCEPTION
                                                                         --------------------------------        (JUNE 17, 1994) TO
                                                                             2004                2003              JUNE 30, 2004
REVENUE:
  Contract research                                                      $  1,297,174        $    837,353          $   6,720,378
  Development chemicals                                                     1,055,439           1,316,053              4,377,972
  Commercial chemicals                                                         89,820                  --                157,980
  License fees                                                                209,580                  --                368,620
  Technology development fees                                                 950,000             500,000              3,782,796
                                                                         ------------        ------------          -------------
  Total revenue                                                             3,602,013           2,653,406             15,407,746

OPERATING EXPENSES:
  Cost of chemicals sold                                                      117,547             122,503                267,726
  Research and development                                                  8,644,943           8,108,248             73,771,983
  General and administrative                                                3,608,192           2,338,462             29,719,100
  Royalty expense                                                             175,000             175,000                850,000
                                                                         ------------        ------------          -------------
  Total operating expenses                                                 12,545,682          10,744,213            104,608,809
                                                                         ------------        ------------          -------------
  Operating loss                                                           (8,943,669)         (8,090,807)           (89,201,063)

INTEREST INCOME                                                               362,129             113,453              2,579,450
INTEREST EXPENSE                                                                 (158)               (418)            (5,146,889)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                                         --                  --            (10,011,780)
OTHER INCOME                                                                       --              16,032                241,689
                                                                         ------------        ------------          -------------
NET LOSS                                                                   (8,581,698)         (7,961,740)          (101,538,593)

DEEMED DIVIDEND                                                               (46,176)                 --             (5,551,293)
                                                                         ------------        ------------          -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                             $ (8,627,874)       $ (7,961,740)         $(107,089,886)
                                                                         ============        ============          =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                              $      (0.33)       $      (0.37)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED
NET LOSS PER COMMON SHARE                                                  25,986,863          21,595,360


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,         PERIOD FROM INCEPTION
                                                                         --------------------------------        (JUNE 17, 1994) TO
                                                                             2004                2003              JUNE 30, 2004
                                                                         ------------        ------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (8,581,698)       $ (7,961,740)         $(101,538,593)
    Non-cash charges to statement of operations:
       Depreciation                                                           658,418           1,039,833              6,388,281
       Amortization of intangibles                                            847,536             847,536              6,393,551
       Amortization of discounts on Convertible Promissory Note                    --                  --             14,734,168
       Amortization of premium on investments                                  52,168                  --                113,258
       Issuance of Common Stock options and warrants for services              (3,643)             25,254              1,684,759
       Issuance of Common Stock and warrants in connection
          with amended research and license agreements                             --                  --              3,120,329
       Issuance of Common Stock in connection with
          employee bonus                                                      167,116                  --                874,079
       Issuance of redeemable Common Stock, Common Stock options and
          warrants in connection with the PPG development agreement         1,929,221           2,294,468             16,467,610
       Issuance of Common Stock, options and warrants to Board of
          Directors and Scientific Advisory Board                             643,720                  --              2,591,089
       Issuance of Common Stock in connection with License Agreement               --                  --                 71,816
       Acquired in-process technology                                              --                  --                350,000
    (Increase) decrease in assets:
       Accounts receivable                                                   (334,180)             46,802             (1,139,782)
       Inventory                                                               12,191                  --                (20,853)
       Other current assets                                                  (224,043)           (159,314)               (70,119)
       Other assets                                                             6,564              (1,010)              (128,209)
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                  863,743             460,690              3,311,980
       Deferred license fees                                                  250,000             100,000              4,616,667
       Deferred revenue                                                      (150,000)             (5,000)               317,204
                                                                         ------------        ------------          -------------
 Net cash used in operating activities                                     (3,862,887)         (3,312,481)           (41,862,765)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                    (71,362)           (548,173)            (8,451,319)
    Purchase of intangibles                                                        --                  --                (25,750)
    Purchases of investments                                              (31,924,540)         (7,410,000)           (84,010,305)
    Proceeds from sale of investments                                       8,613,677           2,702,192             44,532,237
                                                                         ------------        ------------          -------------
 Net cash used in investing activities                                    (23,382,225)         (5,255,981)           (47,955,137)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock, net                            28,522,249                  --             74,383,543
    Proceeds from issuance of Preferred Stock                                      --                  --              9,137,079
    Proceeds from issuance of Convertible Promissory Notes and
       equity instruments                                                          --                  --             15,000,000
    Repayment of Convertible Promissory Notes                                      --                  --             (8,819,997)
    Proceeds from the exercise of Common Stock options and warrants         2,919,515             341,765             18,400,271
    Principal payments on capital lease                                        (2,551)             (2,292)               (18,686)
                                                                         ------------        ------------          -------------
 Net cash provided by financing activities                                 31,439,213             339,473            108,082,210
                                                                         ------------        ------------          -------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,194,101          (8,228,989)            18,264,308
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            14,070,207          15,905,416                     --
                                                                         ------------        ------------          -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 18,264,308        $  7,676,427          $  18,264,308
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2004, cash and cash equivalents included cash on hand, cash in banks, money market accounts, corporate bonds and certificates of deposit.

The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. Investments classified as current have maturity dates of greater than three months but less than one year. Investments classified as long-term have maturity dates greater than one year.

The Company reported accumulated unrealized holding losses of $81,788 and $38,837 at June 30, 2004 and December 31, 2003, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $8,624,649 and $7,958,450 for the six months ended June 30, 2004 and 2003, respectively, and $4,571,241 and $4,086,570 for the three months ended June 30, 2004 and 2003, respectively. The gross proceeds from sales and maturities of investments were $8,613,677 and $2,702,192 for the six months ended June 30, 2004 and 2003, respectively, and $4,976,514 and $1,838,000 for the three months ended June 30, 2004 and 2003, respectively. Gross realized gains and losses for the quarter ended June 30, 2004 and 2003 were not material.

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

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:


                                         June 30, 2004       December 31, 2003
                                         ------------        -----------------

   PD-LD, Inc.                           $  1,481,250          $  1,481,250
   Motorola                                15,469,468            15,469,468
                                         ------------          ------------
                                           16,950,718            16,950,718

   Less: Accumulated amortization          (6,393,551)           (5,546,015)
                                         ------------          ------------
   Acquired Technology, net              $ 10,557,167          $ 11,404,703
                                         ============          ============

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stock shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into common stock. For the three and six months ended June 30, 2004 and 2003, the effects of the exercise of 8,416,697 and 8,120,924 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to operations as incurred.

CERTAIN RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performances may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 had no impact on the Company's financial position, results of operations or liquidity.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                                          Three Months Ended June 30,
                                                                          2004                 2003
                                                                       ----------            ---------
Unrealized gain (loss) on available-for-sale securities                $ (50,969)            $ 6,424

                                                                           Six Months Ended June 30,
                                                                          2004                 2003
                                                                       ----------            ---------
Unrealized gain (loss) on available-for-sale securities                $ (42,951)            $ 3,290

STOCK OPTIONS

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangement regardless of the method used to account for the plan. In 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

As allowed by SFAS No. 123, the Company has selected to continue to account for its employee stock-based compensation plans under APB No. 25, and adopted only disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. Had the Company recognized compensation cost for it stock-based compensation plans consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                              Three months ended June 30,
                                                          -----------------------------------
                                                              2004                  2003
                                                          ------------          -------------
Net loss attributable to common shareholders:
  As reported                                             $ (4,520,272)         $  (4,092,994)
  Add stock-based employee compensation
    expense included in reported net income, net of tax        386,787                     --
  Deduct total stock-based employee compensation
    expense determined under fair-value-based
    method for all rewards, net of tax                        (682,700)              (239,229)
                                                          ------------          -------------
  Pro forma                                               $ (4,816,185)         $  (4,332,223)
                                                          ============          =============
Basic and diluted net loss per share:
  As reported                                             $      (0.17)         $       (0.19)
  Pro forma                                                      (0.18)                 (0.20)


                                                               Six months ended June 30,
                                                          -----------------------------------
                                                              2004                  2003
                                                          ------------          -------------
Net loss attributable to common shareholders:
  As reported                                             $ (8,627,874)         $  (7,961,740)
  Add stock-based employee compensation
    expense included in reported net income, net of tax      1,116,856                     --
  Deduct total stock-based employee compensation
    expense determined under fair-value-based
    method for all rewards, net of tax                      (5,449,684)              (491,865)
                                                          ------------          -------------
  Pro forma                                               $(12,960,702)         $  (8,453,605)
                                                          ============          =============
Basic and diluted net loss per share:
  As reported                                             $      (0.33)         $       (0.37)
  Pro forma                                                      (0.50)                 (0.39)

The year-to-date 2004 amounts are primarily due to the Company granting immediately vested bonus options to executive management for 2003 and options to its Board of Directors for Board and Committee service in 2003 in the first quarter of 2004. The Company granted similar options for 2002 in the fourth quarter of 2002.

The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS No. 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

3. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. As of June 30, 2004, the Company has funded $2,220,027 of this agreement and is obligated to fund an additional $5,257,966 through July 2007.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $75,000 in 2001 and $100,000 in 2002 and thereafter. The Company accrued $50,000 of royalty expense for the six months ended June 30, 2004. These royalties are charged to research and development expense in the year they become due.

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's common stock (valued at $4,412,500), 300,000 shares of the Company's Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company's common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the warrants to purchase 300,000 shares issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of seven years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's common stock. The number of shares of common stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's common stock over the 10 trading days ending two business days prior to the date the common stock is issued. Since the minimum royalty exceeded the actual royalties for the six months ended June 30, 2004, the Company accrued $125,000 of royalty expense.

5. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE
AGREEMENT:

On October 1, 2000, the Company entered into a five-year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED technologies with PPG's expertise in the development and manufacturing of organic materials. A team of PPG scientists and engineers is assisting the Company in developing and commercializing its proprietary OLED materials. In consideration for PPG's services under the agreement, the Company is required to issue shares of its common stock and warrants to acquire its common stock to PPG on an annual basis over the period from January 1, 2001 through December 31, 2005. The amount of securities the Company is required to issue is subject to adjustment under certain circumstances, as defined in the agreement. In January 2003, the Company amended the Development and License Agreement, providing for additional consideration to PPG for services provided under the agreement, which are to be paid for in cash. The Company records these expenses to research and development as they are incurred.

During the respective first quarters of 2004 and 2003, the Company issued to PPG 157,609 and 305,715 shares of the Company's common stock as consideration for services required to be provided by PPG under the Development and License Agreement. During the six months ended June 30, 2004 and 2003, respectively, the Company recorded a charge of $1,048,251 and $1,212,508 to research and development expense for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the common stock earned by PPG.

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

In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company's common stock. The number of warrants earned and issued is based on the number of shares of common stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company issued warrants to PPG to acquire 315,461 shares of the Company's common stock as part of the consideration for services performed by PPG during 2003. The warrants were earned and charged to research and development expenses during 2003, but were not issued until February 2004. The Company will similarly issue warrants to PPG for services performed during 2004 in the first quarter of 2005 and will charge the related fair value of the warrants to research and development in 2004 as they are earned.

During the six months ended June 30, 2004 and 2003, the Company recorded charges to research and development expense of $768,284 and $956,932, respectively, for the portion of the warrants that were earned by PPG during these periods. These charges were recorded based on the estimated fair value of the warrants earned. The Company determined the fair value of the warrants earned during each such period using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.35%-4.24% and 3.03%-3.35%, respectively, (2) no expected dividend yield, (3) expected life of seven years and (4) expected volatility of 94%.

The Company is required to grant options to purchase the Company's common stock to PPG employees performing services for the Company under the Development and License Agreement, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On September 23, 2002, the Company granted to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's common stock at an exercise price of $5.45. During the six months ended June 30, 2003, the Company recorded $125,029 in research and development costs related to these options.

On April 20, 2004 and December 23, 2003, the Company granted to PPG employees performing services under the agreement options to purchase 4,000 and 21,000 shares, respectively, of the Company's common stock at an exercise price of $13.28 and $13.92, respectively. During the six months ended June 30, 2004, the Company recorded $112,686 in research and development costs related to these options.

The Company determined the fair value of the options earned during the six months ended June 30, 2004 and 2003, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.28%-4.43% and 3.70%, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 94%.

6. SHAREHOLDERS' EQUITY:

The following table summarizes the shareholders' equity activity from January 1, 2004 through June 30, 2004:

                                                                                                       Accumulated
                                Preferred Stock,                                                       Deficit and
                                  Series A & B         Common Stock        Additional                     Other
                                -----------------  --------------------     Paid-In       Deferred    Comprehensive
                                 Shares   Amount     Shares     Amount      Capital     Compensation      Loss       Total Equity
                                -----------------  ----------  --------    ----------   ------------  -------------  ------------
BALANCE, JANUARY 1, 2004        500,000   $5,000   24,196,765  $241,968   $137,160,751   $      --    $ (98,500,849)  $38,906,870
Exercise of Common Stock
  options and warrants               --       --      466,599     4,666      2,914,849          --               --     2,919,515
Issuance of Common Stock
  through Public offering, net
  of fees of $2,077,750              --       --    2,550,000    25,500     28,496,749          --               --    28,522,249(A)
Deemed dividend                      --       --           --        --         46,176          --          (46,176)           --(B)
Issuance of Common Stock to
  employees                          --       --       64,750       647        870,332    (353,513)              --       517,466
Issuance of Common Stock to
  Board of Directors and
  Scientific Advisory Board          --       --       38,000       380        643,340          --               --       643,720
Issuance of Common Stock
  options to non-employees           --       --           --        --         (3,643)         --               --        (3,643)
Issuance of Common Stock,
  options and warrants in
  connection with Development
  Agreements                         --       --      100,071     1,001      2,061,937          --               --     2,062,938(C)
Amortization of deferred
  compensation                       --       --           --        --             --     167,115               --       167,115
Unrealized gain on available-
  for-sales securities               --       --           --        --             --          --          (42,951)      (42,951)
Net loss                             --       --           --        --             --          --       (8,581,698)   (8,581,698)
                                -------------------------------------------------------------------------------------------------
BALANCE, June 30, 2004          500,000   $5,000   27,416,185  $274,162   $172,190,491   $(186,398)   $(107,171,674)  $65,111,581
                                =================================================================================================

(A) In March 2004 the Company sold 2,500,000 shares of its common stock at $12.00 per share in a registered underwritten public offering. The offering resulted in proceeds to the Company of $28,036,218, net of $1,963,782 in associated costs. In April 2004, the Company sold an additional 50,000 shares of its common stock at $12.00 per share to cover over-allotments in connection with this public offering. The sale of these additional shares resulted in proceeds of $486,031, net of $113,968 in associated costs.
(B) In February 2004, the Company issued warrants to PPG and in March 2004, it sold 2,500,000 shares of its common stock in a public offering. These transactions were deemed dilutive under the terms of certain warrants the Company had previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company treated this occurrence as a deemed dividend of $46,176.
(C) In accordance with the PPG Development and License Agreement (Note 5), PPG earned shares of the Company's common stock and warrants to purchase shares of the Company's common stock, and options to purchase shares of the Company's common stock were granted to certain PPG employees, for the six months ended June 30, 2004.

7. COMMITMENTS AND CONTINGENCIES:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding our beliefs, expectations, hopes or intentions regarding the future. It is important to note that these statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to: the success of alternatives to OLEDs for flat panel displays; the success of competing OLED technologies, or of other flat panel display technologies; potential lack of demand for OLED displays or downturns in demand for flat panel displays in general; we and our partners failing to make sufficient advances in OLED technology and materials research; our being unable to form or maintain lasting business relationships with display manufacturers and others; and our being unable to obtain and maintain appropriate intellectual property protection for our OLED technologies and materials, or being required to incur excessive expenditures to enforce our intellectual property rights. These and other risks and uncertainties that could cause our actual results to differ materially from those projected are discussed in our periodic reports filed with the SEC, including the section entitled "Factors that May Affect Future Results and Financial Condition" in our Annual Report on Form 10-K for the year ended December 31, 2003. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements contained in this document to reflect any change in expectations with regard to such statements, or any change in events, conditions or circumstances on which any such statements are based.

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

We have incurred significant losses since our inception, resulting in an accumulated deficit of $107,089,886 as of June 30, 2004. Moreover, we expect our losses to continue for the foreseeable future and until such time, if ever, as we are able to achieve, from the commercial licensing of our OLED technologies and the sale of our OLED materials, sustained licensing and chemical sales revenues that are sufficient to support our ongoing research and development activities and other operations.

We anticipate fluctuations in our annual and quarterly results of operations for the foreseeable future due to uncertainty regarding:

  o the timing of our receipt of license fees, contracts and fees for future technology development and evaluation;
  o the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;
  o the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and
  o the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

We had a net loss attributable to common shareholders of $4,520,272 (or $0.17 per share) for the quarter ended June 30, 2004, compared to a net loss of $4,092,994 (or $0.19 per share) for the same period in 2003. The increase in net loss was primarily attributable to an increase in general and administrative costs. Much of the increase in these expenses was offset by an increase in revenues and interest income.

Our revenues were $1,472,023 for the quarter ended June 30, 2004 compared to $1,391,020 for the same period in 2003. The $81,003, or 6%, net increase was primarily due to:

  o additional revenues earned under U.S. government contracts; and
  o providing OLED material to a customer for its use in the manufacture of commercial OLED displays under an agreement entered into in the third quarter of 2003.

The increase in revenues was offset by a decrease in sales of our OLED materials for evaluation purposes.

We earned $884,942 in contract research revenue from the U.S. government for the quarter ended June 30, 2004, compared to $468,206 for the same period in 2003. The increase is due to the recognition of revenue related to two completed Phase I contracts and final billing on one completed subcontract, as well as continued efforts on existing, active government contracts and work on new contracts awarded after the second quarter in 2003.

We earned $259,081 from our sales of OLED materials for evaluation purposes in the quarter ended June 30, 2004, compared to $696,592 for the same period in 2003. The decrease in this amount was mainly due to the timing of purchase of materials in connection with the development efforts by our evaluation partners. The amount and timing of purchases of material for development efforts by potential OLED licensees is difficult to predict due to the early stage of the OLED industry.

We entered into an agreement in the third quarter of 2003 under which we began supplying one of our proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, we earned $23,400 in commercial chemical revenue and $54,600 in license fees in connection with this agreement for the three months ended June 30, 2004. We had no such agreements in effect for the same period in 2003.

We incurred general and administrative expenses of $1,758,785 for the quarter ended June 30, 2004, compared to $1,239,481 for the same period in 2003. The increase was primarily a result of an increase of $120,798 in costs associated with existing and new personnel and $293,980 in costs associated with the issuance of stock performance bonuses to executive officers for 2003 and estimated stock performance bonuses to employees and executive management for 2004. Prior to June 2003, we were not authorized under our Equity Compensation Plan to issue equity compensation in the form of stock; therefore no similar costs were recognized for the same period in 2003.

Our interest income was $231,184 for the quarter ended June 30, 2004, compared to $53,890 for the same period in 2003. The increase was mainly due to increased cash and investment balances in the period ended June 30, 2004. The cash and investment balances at June 30, 2004 were $57,547,330 at June 30, 2004, as compared to the $17,430,177 at June 30, 2003. These balances increased primarily due to an increase in funds from our registered direct offering completed in the third quarter of 2003 and our registered underwritten public offering completed in the first quarter of 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

We had a net loss attributable to common shareholders of $8,627,874 (or $0.33 per share) for the six months ended June 30, 2004, compared to a net loss of $7,961,740 (or $0.37 per share) for the same period in 2003. The increase in net loss was primarily attributable to an increase in research and development and general and administrative costs. Much of the increase in these expenses was offset by an increase in revenues and interest income.

Our revenues were $3,602,013 for the six months ended June 30, 2004 compared to $2,653,406 for the same period in 2003. The $948,607, or 36%,net increase was primarily due to:

  o additional revenues earned under U.S. government contracts;
  o additional amounts earned under technology development and evaluation agreements; and
  o providing OLED material to a customer for its use in the manufacture of commercial OLED displays under an agreement entered into in the third quarter of 2003.

The increase in revenues was offset by a decrease in sales of our OLED materials for evaluation purposes.

We earned $1,297,174 in contract research revenue from the U.S. government for the six months ended June 30, 2004, compared to $837,353 for the same period in 2003. The increase is due to the recognition of revenue related to two completed Phase I contracts and final billing on one completed subcontract, as well as continued efforts on existing, active government contracts and work on new contracts awarded after the second quarter in 2003.

We recognized $950,000 in technology development revenue in connection with two technology development and evaluation agreements, one of which was executed in October 2002 and the other in September 2003, compared to $500,000 for the same period in 2003. The latter of these two agreements, which represented $450,000 of the $950,000, expired in accordance with its terms at the end of March 2004.

We earned $1,055,439 from our sales of OLED materials for evaluation purposes in the six months ended June 30, 2004, compared to $1,316,053 for the same period in 2003. The decrease in this amount was mainly due to timing of purchase of materials in connection with the development efforts by our evaluation partners. The amount and timing of purchases of material for development efforts by potential OLED licensees is difficult to predict due to the early stage of the OLED industry.

We entered into an agreement in the third quarter of 2003 under which we began supplying one of our proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, we earned $89,820 in commercial chemical revenue and $209,580 in license fees in connection with this agreement for the six months ended June 30, 2004. We had no such agreements in effect for the same period in 2003.

We incurred research and development expenses of $8,644,943 for the six months ended June 30, 2004, compared to $8,108,248 for the same period 2003. The increase in these expenses was primarily a result of an increase of $438,749 in costs associated with existing and new personnel and $185,281 in costs associated with estimated stock performance bonuses to our research and development employees for 2004. Prior to June 2003, we were not authorized under our Equity Compensation Plan to issue equity compensation in the form of stock; therefore no similar costs were recognized for the same period in 2003.

We incurred general and administrative expenses of $3,608,192 for the six months ended June 30, 2004, compared to $2,338,462 for the same period 2003. The increase was primarily a result of the following:

  o an increase of $224,459 in costs associated with existing and new personnel and $592,774 in costs associated with the issuance of stock performance bonuses to executive officers for 2003 and estimated stock performance bonuses to employees and executive management for 2004. Prior to June 2003, we were not authorized under our Equity Compensation Plan to issue equity compensation in the form of stock; therefore no similar costs were recognized for the same period in 2003.
  o an increase of $338,800 in costs associated with the issuance of stock to our Board of Directors for Board and Committee service in 2003. No such issuances of stock were made in the same period in 2003.

Our interest income was $362,129 for the six months ended June 30, 2004, compared to $113,453 for the same period in 2003. The increase was mainly due to increased cash and investment balances in the period ended June 30, 2004. The cash and investment balances at June 30, 2004 were $57,547,330, as compared to the same period in 2003, which was $17,430,177. These balances increased primarily due to an increase in funds from our registered direct offering completed in the third quarter of 2003 and our registered underwritten public offering completed in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $18,264,308, short-term investments of $36,556,385 and long-term investments of $2,726,637, for a total of $57,547,330. This compares to cash and cash equivalents of $14,070,207, short-term investments of $12,811,704 and long-term investments of $3,255,574, for a total of $30,137,485, as of December 31, 2003.

In the six months ended June 30, 2004, the cash used in operating activities was $3,862,887, as compared to $3,312,481 for the same period in 2003. The increased use of cash in operating activities was mainly due to an increase in operating loss of $532,513 (net of non-cash adjustments) primarily as a result of hiring additional personnel and increased general and administrative expenses.

In the six months ended June 30, 2004, cash used in investing activities was $23,382,225 as compared to net cash used in investing activities of $5,255,981 for the same period in 2003. The increase was mainly due to an increase in purchases of investments as a result of increased funds from financing activities.

In the six months ended June 30, 2004, net cash provided by financing activities was $31,439,213, as compared to $339,473 for the same period in 2003. The increase was primarily due to our completion of the following financing activities:

  o a registered underwritten public offering in March 2004 of 2,500,000 shares of our common stock at $12.00 per share. The offering resulted in proceeds to us of $28,036,218, net of $1,963,782 in associated costs.
  o The sale in April 2004 of 50,000 additional shares of our common stock at $12.00 per share to cover over-allotments in connection with the public offering completed in March 2004. The sale of these additional shares resulted in proceeds to us of $486,031, net of $113,968 in associated costs.
  o the exercise of options and warrants resulting in proceeds to us of $2,919,515.

Working capital increased to $51,854,509 at June 30, 2004, from working capital of $23,679,705 at December 31, 2003. The net increase was due primarily to the net cash proceeds received from our financing activities.

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

CONTRACTUAL OBLIGATIONS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our contractual obligations. In July 2004, we signed a one year lease for 1,609 square feet of space in Monmouth Junction, NJ for OLED technology development activities. The minimum rental payments to be made under this lease is $38,616.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of off-balance sheet arrangements. As of June 30, 2004, we had no off-balance sheet arrangements.

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

(a) We held our 2004 Annual Meeting of Shareholders on June 16, 2004.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The number of votes represented at the annual meeting, in person or by proxy, was 26,698,885. In determining this number, abstentions and shares held by brokers who have notified us that they lack voting authority with respect to any matter (referred to herein as "broker non-votes") were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

         1. Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:

                             NUMBER OF VOTES       NUMBER OF VOTES      PERCENTAGE FOR OF
         NAME                     FOR                 WITHHELD          TOTAL VOTES CAST*
         ----                     ---                 --------          -----------------
Steven V. Abramson             24,110,383             2,588,502                90.3
Leonard Becker                 25,167,707             1,531,178                94.2
Elizabeth H. Gemmill           25,040,507             1,658,378                93.7
C. Keith Hartley               25,167,707             1,531,178                94.2
Lawrence Lacerte               24,028,207             1,670,678                90.0
Sidney D. Rosenblatt           23,800,376             2,898,509                89.1
Sherwin I. Seligsohn           23,963,183             2,735,702                89.7

* Broker non-votes are not considered votes "cast" with respect to the election of directors.

         2. Proposal to Amend the Company's Equity Compensation Plan. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

       NUMBER OF VOTES       NUMBER OF VOTES         NUMBER OF          PERCENTAGE FOR OF
             FOR                 AGAINST            ABSTENTIONS         TOTAL VOTES CAST*
             ---                 -------            -----------         -----------------
          11,420,191            4,371,450             193,944                 71.4

* Abstentions with respect to this proposal have the effect of a negative vote. Broker non-votes are not considered votes "cast" with respect to this proposal.

(d) Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following is a list of the exhibits filed as part of this report.


Exhibit
Number      Description
-------     -----------
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


* Filed herewith.
** Furnished herewith.

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNIVERSAL DISPLAY CORPORATION



Date: August 5, 2004         By:      /s/ Sidney D. Rosenblatt
                                  ---------------------------------------------
                                  Sidney D. Rosenblatt
                                  Executive Vice President, Chief Financial
                                    Officer, Treasurer and Secretary