Form 10-Q
period 2004-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2004-11-05
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number 1-12031

                         UNIVERSAL DISPLAY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                              23-2372688
  -------------------------------        -----------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

             375 Phillips Boulevard
               Ewing, New Jersey                         08618
    ----------------------------------------           ----------
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

As of November 1, 2004, the registrant had outstanding 27,913,882 shares of Common Stock.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003          3

         Consolidated Statements of Operations - Three months ended September 30, 2004               4
            and 2003 and inception to September 30, 2004 (unaudited)

         Consolidated Statements of Operations - Nine months ended September 30, 2004                5
            and 2003 and inception to September 30, 2004 (unaudited)

         Consolidated Statements of Cash Flows - Nine months ended September 30, 2004                6
            and 2003 and inception to September 30, 2004 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)                                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 17

ITEM 4.  CONTROLS AND PROCEDURES                                                                    17


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                          17


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                18


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                            18


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        18


ITEM 5.  OTHER INFORMATION                                                                          18


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                           18

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2004     December 31,
                                                                                      (Unaudited)            2003
                                                                                   ----------------     --------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                      $  14,499,593      $ 14,070,207
      Short-term investments                                                            37,990,705        12,811,704
      Accounts receivable                                                                  953,713           805,602
      Inventory                                                                             33,704            33,044
      Other current assets                                                                 363,033           153,924
                                                                                     -------------      ------------
      Total current assets                                                              53,840,748        27,874,481

PROPERTY AND EQUIPMENT, net                                                              3,315,993         3,532,115
ACQUIRED TECHNOLOGY, net                                                                10,133,399        11,404,703
INVESTMENTS                                                                              2,732,256         3,255,574
OTHER ASSETS                                                                               153,209           134,773
                                                                                      ------------      ------------
                                                                                      $ 70,175,605      $ 46,201,646
                                                                                      ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Capital lease obligations                                                       $         --      $      3,886
      Accounts payable                                                                     559,628           436,809
      Accrued expenses                                                                   2,757,181         2,020,210
      Deferred license fees                                                              1,516,667         1,266,667
      Deferred revenue                                                                      67,204           467,204
                                                                                      ------------      ------------
      Total current liabilities                                                          4,900,680         4,194,776

DEFERRED LICENSE FEES                                                                    3,100,000         3,100,000
                                                                                     -------------      ------------
      Total liabilities                                                                  8,000,680         7,294,776

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
      Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
         200,000 shares Series A Nonconvertible Preferred Stock issued and
         Outstanding (liquidation value of $7.50 per share or $1,500,000),
         300,000 shares Series B Convertible Preferred Stock issued and outstanding (liquidation value of $21.48 per share or $6,444,000),
         5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock
         authorized and none outstanding                                                     5,000             5,000
      Common Stock, par value $0.01 per share, 50,000,000 shares authorized,
         27,465,123 and 24,196,765 shares issued and outstanding, respectively             274,651           241,968
      Additional paid-in capital                                                       172,862,565       137,160,751
      Deferred compensation                                                               (101,922)               --
      Accumulated other comprehensive loss                                                 (22,822)          (38,837)
      Deficit accumulated during development stage                                    (110,842,547)      (98,462,012)
                                                                                      ------------      ------------
      Total shareholders' equity                                                        62,174,925        38,906,870
                                                                                      ------------      ------------
                                                                                      $ 70,175,605      $ 46,201,646
                                                                                      ============      ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended September 30,        Period From Inception
                                                                   --------------------------------         (June 17, 1994) To
                                                                        2004              2003              September 30, 2004
                                                                   ---------------------------------      -----------------------
REVENUE:
      Contract research                                              $     614,066     $     267,860          $    7,334,444
      Development chemicals                                                736,963           303,725               5,114,935
      Commercial chemicals                                                  18,180            19,890                 176,160
      Royalty and license fees                                              92,420            46,410                 461,040
      Technology development fees                                          250,000         1,450,000               4,032,796
                                                                     -------------     -------------          --------------
      Total revenue                                                      1,711,629         2,087,885              17,119,375

OPERATING EXPENSES:
      Cost of chemicals sold                                                18,121            37,003                 285,846
      Research and development                                           3,952,649         4,385,019              77,724,632
      General and administrative                                         1,544,649         1,298,880              31,263,749
      Royalty expense                                                       87,500            87,500                 937,500
                                                                     -------------     -------------          --------------
      Total operating expenses                                           5,602,919         5,808,402             110,211,727
                                                                     -------------     -------------          --------------
      Operating loss                                                    (3,891,290)       (3,720,517)            (93,092,352)

INTEREST INCOME                                                            222,097            57,883               2,801,547
INTEREST EXPENSE                                                               (21)             (161)             (5,146,910)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                                      --                --             (10,011,780)
OTHER INCOME                                                                    --                --                 241,689
                                                                     -------------     -------------          --------------

NET LOSS                                                                (3,669,214)       (3,662,795)           (105,207,806)

DEEMED DIVIDEND                                                            (83,448)       (1,034,302)             (5,634,741)
                                                                     -------------     -------------          --------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $  (3,752,662)    $  (4,697,097)         $ (110,842,547)
                                                                     =============     =============          ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                          $       (0.14)    $       (0.21)
                                                                     =============     =============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                                        27,366,453        22,504,673
                                                                     =============     =============


        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Nine Months Ended September 30,    Period From Inception
                                                                   -------------------------------      (June 17, 1994) To
                                                                        2004             2003          September 30, 2004
                                                                   ----------------   -------------   ------------------------
REVENUE:
      Contract research                                               $  1,911,240     $  1,105,213          $   7,334,444
      Development chemicals                                              1,792,402        1,549,726              5,114,935
      Commercial chemicals                                                 108,000           19,890                176,160
      Royalty and license fees                                             302,000           46,410                461,040
      Technology development fees                                        1,200,000        1,950,000              4,032,796
                                                                      ------------     ------------          -------------
      Total revenue                                                      5,313,642        4,671,239             17,119,375

OPERATING EXPENSES:
      Cost of chemicals sold                                               135,667           84,542                285,846
      Research and development                                          12,597,592       12,493,267             77,724,632
      General and administrative                                         5,152,841        3,637,342             31,263,749
      Royalty expense                                                      262,500          262,500                937,500
                                                                      ------------     ------------          -------------
      Total operating expenses                                          18,148,600       16,477,651            110,211,727
                                                                      ------------     ------------          -------------
      Operating loss                                                   (12,834,958)     (11,806,412)           (93,092,352)

INTEREST INCOME                                                            584,226          171,336              2,801,547
INTEREST EXPENSE                                                              (179)            (579)            (5,146,910)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                                      --               --            (10,011,780)
OTHER INCOME                                                                    --           16,032                241,689
                                                                      ------------     ------------          -------------
NET LOSS                                                               (12,250,911)     (11,619,623)          (105,207,806)

DEEMED DIVIDEND                                                           (129,624)      (1,034,302)            (5,634,741)
                                                                      ------------     ------------          -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                          $(12,380,535)    $(12,653,925)         $(110,842,547)
                                                                      ============     ============          =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                           $      (0.47)    $      (0.58)
                                                                      ============     ============
WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                                        26,450,235       21,899,091
                                                                      ============     ============

        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended September 30,   Period From Inception
                                                                            --------------------------------     (June 17, 1994) To
                                                                                  2004             2003         September 30, 2004
                                                                            ----------------   --------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                 $ (12,250,911)   $ (11,619,623)    $(105,207,806)
      Non-cash charges to statement of operations:
         Depreciation                                                              1,048,988        1,571,227         6,778,851
         Amortization of intangibles                                               1,271,304        1,271,304         6,817,319
         Amortization of discounts on Convertible Promissory Note                         --               --        14,734,168
         Amortization of premium on investments                                       23,657               --            84,747
         Issuance of Common Stock options and warrants for services                   (9,946)          40,399         1,678,456
         Issuance of Common Stock and warrants in connection
             with amended research and license agreements                                 --               --         3,120,329
         Issuance of Common Stock in connection with
             employee bonus                                                          251,592               --           958,555
         Issuance of redeemable Common Stock, Common Stock options and
             warrants in connection with the PPG development agreement             2,603,963        4,004,638        17,142,352
         Issuance of Common Stock, options and warrants to Board of
             Directors and Scientific Advisory Board                                 643,720               --         2,591,089
         Issuance of Common Stock in connection with License Agreement                    --               --            71,816
         Acquired in-process technology                                                   --               --           350,000
      (Increase) decrease in assets:
         Accounts receivable                                                        (148,111)          53,674          (953,713)
         Inventory                                                                      (660)         (28,812)          (33,704)
         Other current assets                                                       (209,109)         (30,727)          (55,185)
         Other assets                                                                (18,436)          (1,010)         (153,209)
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                     1,427,523          246,967         3,875,760
         Deferred license fees                                                       250,000          200,000         4,616,667
         Deferred revenue                                                           (400,000)        (255,000)           67,204
                                                                               -------------    -------------     -------------
Net cash used in operating activities                                             (5,516,426)      (4,546,963)      (43,516,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                                        (832,866)        (935,166)       (9,212,823)
      Purchase of intangibles                                                             --               --           (25,750)
      Purchases of investments                                                   (42,998,872)      (8,513,163)      (95,084,637)
      Proceeds from sale of investments                                           18,335,547        4,497,192        54,254,107
                                                                               -------------    -------------     -------------
Net cash used in investing activities                                            (25,496,191)      (4,951,137)      (50,069,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Common Stock, net                                 28,522,249       14,841,857        74,383,543
      Proceeds from issuance of Preferred Stock                                           --               --         9,137,079
      Proceeds from issuance of Convertible Promissory Notes and
         equity instruments                                                               --               --        15,000,000
      Repayment of Convertible Promissory Notes                                           --               --        (8,819,997)
      Proceeds from the exercise of Common Stock options and warrants              2,923,640          412,735        18,404,396
      Principal payments on capital lease                                             (3,886)          (3,486)          (20,021)
                                                                               -------------    -------------     -------------
Net cash provided by financing activities                                         31,442,003       15,251,106       108,085,000

INCREASE IN CASH AND CASH EQUIVALENTS                                                429,386        5,753,006        14,499,593
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    14,070,207       15,905,416                --
                                                                               -------------    -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  14,499,593    $  21,658,422     $  14,499,593
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

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BACKGROUND:

Universal Display Corporation (the "Company"), a development-stage company, is engaged in the research and development and commercialization of organic light emitting diode ("OLED") technologies and materials for use in flat panel display and other applications.

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

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. In September 2003, the Company renewed its lease for this facility for an additional five years through the end of 2008. In connection with renewing this lease, the Company negotiated an option to purchase the entire facility at a fixed price, exercisable at any time on or after July 1, 2004. In October 2004, the Company entered into an Agreement of Sale to purchase the property and building at which its Ewing, New Jersey facility is located for a purchase price of $5,500,000. The purchase is subject to a 15-day right of first refusal in favor of four adjoining property owners. The Company plans to complete the purchase in December 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2004, cash and cash equivalents included cash on hand, cash in banks, money market accounts, corporate bonds and certificates of deposit.

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

The Company reported accumulated unrealized holding losses of $22,822 and $38,837 at September 30, 2004 and December 31, 2003, respectively. Comprehensive loss, which includes the net loss and change in unrealized holding losses, was $12,234,896 and $11,619,542 for the nine months ended September 30, 2004 and 2003, respectively, and $3,610,248 and $3,666,004 for the three months ended September 30, 2004 and 2003, respectively. Gross realized gains and losses for the quarter ended September 30, 2004 and 2003 were not material.

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

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

                                                    September 30, 2004          December 31, 2003
                                                    -------------------         -----------------
   PD-LD, Inc.                                        $     1,481,250             $    1,481,250
   Motorola                                                15,469,468                 15,469,468
                                                      ---------------             --------------
                                                           16,950,718                 16,950,718

   Less: Accumulated amortization                          (6,817,319)                (5,546,015)
                                                      ---------------             --------------
   Acquired Technology, net                           $    10,133,399             $   11,404,703
                                                      ===============             ==============

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to Common shareholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into Common Stock. For the three and nine months ended September 30, 2004 and 2003, the effects of the exercise of 8,415,697 and 8,228,936 outstanding stock options and warrants, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                           Three Months Ended September 30,
                                                         ----------------------------------
                                                               2004               2003
                                                         ---------------  -----------------
Unrealized gain (loss) on available-for-sale securities       58,966             (3,209)

                                                           Nine Months Ended September 30,
                                                         ----------------------------------
                                                                2004               2003
                                                         ----------------  ----------------
Unrealized gain on available-for-sale securities               16,015               81

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

                                                                              Three Months Ended September 30,
                                                                            -------------------------------------
                                                                                   2004               2003
                                                                            -------------------  ----------------
Net loss attributable to common shareholders:
      As reported                                                              $  (3,752,662)     $  (4,697,097)
      Add stock-based employee compensation
         expense included in reported net income, net of tax                         389,946                 --
      Deduct total stock-based employee compensation
          expense determined under fair-value-based
          method for all rewards, net of tax                                        (631,962)          (263,328)
                                                                               -------------       ------------
      Pro forma                                                                   (3,994,678)      $ (4,960,425)
                                                                               =============       ============
Basic and diluted net loss per share:
      As reported                                                              $       (0.14)      $      (0.21)
      Pro forma                                                                        (0.15)             (0.22)


                                                                               Nine Months Ended September 30,
                                                                            -------------------------------------
                                                                                   2004               2003
                                                                            -----------------   -----------------
Net loss attributable to common shareholders:
      As reported                                                              $ (12,380,535)      $(12,653,925)
      Add stock-based employee compensation
         expense included in reported net income, net of tax                       1,506,802                 --
      Deduct total stock-based employee compensation
          expense determined under fair-value-based
          method for all rewards, net of tax                                      (6,081,647)          (755,193)
                                                                               -------------       ------------
      Pro forma                                                                $ (16,955,380)      $(13,409,118)
                                                                               =============       ============
Basic and diluted net loss per share:
      As reported                                                              $      (0.47)       $      (0.58)
      Pro forma                                                                       (0.64)              (0.61)

The year-to-date 2004 amounts are primarily due to the Company granting immediately vested bonus options to executive management for 2003 and options to the members of its Board of Directors for Board and Committee service in 2003 in the first quarter of 2004. The Company granted similar options for 2002 in the fourth quarter of 2002.

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

3. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. As of September 30, 2004, the Company has funded $2,222,256 of this agreement and is obligated to fund an additional $5,255,737 through July 2007.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $75,000 in 2001 and $100,000 in 2002 and thereafter. The Company accrued $75,000 of royalty expense for the nine months ended September 30, 2004.

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's Common Stock (valued at $4,412,500), 300,000 shares of the Company's Series B Convertible Preferred Stock ("Series B") (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company's Common Stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of Common Stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the warrants to purchase 300,000 shares issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of seven years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola royalties on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's Common Stock. The number of shares of Common Stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's Common Stock over the 10 trading days ending two business days prior to the date the Common Stock is issued. Since the minimum royalty exceeded the actual royalties for the nine months ended September 30, 2004, the Company accrued $187,500 of royalty expense.

In September 2003, the Company adjusted the conversion price of the Series B in accordance with the terms of the Series B, to take into account 75,000 shares of the Series B that became convertible into the Company's Common Stock in that period. As such, the original conversion price was reduced to $16.59 for the shares issuable resulting in an additional 22,107 shares of Common Stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and the Company recorded a CBCF in the amount of $487,681 for the nine months ended September 30, 2003. The CBCF was treated as a deemed dividend.

In September 2004, the Company elected to make a cash payment to Motorola in the amount of $83,448, as in accordance with the terms of the Series B, in lieu of adjusting the conversion price on the 75,000 shares of the Series B that became convertible in the Company's Common Stock in that period. The cash paid was treated as a deemed dividend.

On October 6, 2004, all shares of the Series B were automatically converted into shares of Common Stock according to the terms of the Series B. As a result, all outstanding shares of the Series B were redeemed and Motorola received 418,916 shares of the Company's Common Stock.

5. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE
AGREEMENT:

On October 1, 2000, the Company entered into a five-year Development and License Agreement with PPG Industries, Inc. ("PPG") to leverage the Company's OLED technologies with PPG's expertise in the development and manufacture of organic materials. A team of PPG scientists and engineers is assisting the Company in developing and commercializing its proprietary OLED materials. In consideration for PPG's services under the agreement, the Company is required to issue shares of its Common Stock and warrants to acquire its Common Stock to PPG on an annual basis for the period from January 1, 2001 through December 31, 2005. The amount of securities the Company is required to issue is subject to adjustment under certain circumstances, as defined in the agreement. In January 2003, the Company amended the Development and License Agreement, providing for additional consideration to PPG for services provided under the agreement, which are to be paid for in cash. The Company records these expenses to research and development as they are incurred.

During the respective first quarters of 2004 and 2003, the Company issued to PPG 157,609 and 305,715 shares of the Company's Common Stock as consideration for services required to be provided by PPG under the Development and License Agreement. During the nine months ended September 30, 2004 and 2003, respectively, the Company recorded a charge of $1,451,889 and $2,099,284 to research and development expense for the portion of the shares issued that were earned during the period the services were provided. The charge was determined based on the fair value of the Common Stock earned by PPG.

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

During the nine months ended September 30, 2004 and 2003, the Company recorded charges to research and development expense of $1,025,283 and $1,675,999, respectively, for the portion of the warrants that were earned by PPG during these periods. These charges were recorded based on the estimated fair value of the warrants earned. The Company determined the fair value of the warrants earned during each such period using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.35%-4.24% and 3.03%-3.41%, respectively, (2) no expected dividend yield, (3) expected life of seven years and (4) expected volatility of 86.45-94% and 94%.

The Company is required to grant options to purchase the Company's Common Stock to PPG employees performing development services for the Company under the Development and License Agreement, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On September 23, 2002, the Company granted to PPG employees performing development services under the agreement options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $5.45. During the nine months ended September 30, 2003, the Company recorded $229,355 in research and development costs related to these options.

On April 20, 2004 and December 23, 2003, the Company granted to PPG employees performing development services under the agreement options to purchase 4,000 and 21,000 shares, respectively, of the Company's Common Stock at exercise prices of $13.28 and $13.92, respectively. During the nine months ended September 30, 2004, the Company recorded $126,791 in research and development costs related to these options.

The Company determined the fair value of the options earned during the nine months ended September 30, 2004 and 2003, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.28%-4.43% and 3.70%, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 94%.

6. SHAREHOLDERS' EQUITY:

The following table summarizes the shareholders' equity activity from January 1, 2004 through September 30, 2004:

                                                                                                      Accumulated
                                 Preferred Stock,                                                     Deficit and
                                   Series A & B         Common Stock      Additional                     Other
                                 -----------------  -------------------     Paid-In      Deferred    Comprehensive
                                 Shares    Amount    Shares     Amount      Capital    Compensation       Loss       Total Equity
                                 -------- --------- ----------- --------- ------------ ------------- -------------- ---------------
BALANCE, JANUARY 1, 2004         500,000  $ 5,000   24,196,765  $241,968  $137,160,751    $      --   $(98,500,849)  $38,906,870
Exercise of Common Stock
     options and warrants             --       --      467,599     4,676     2,918,964           --             --     2,923,640
Issuance of Common Stock
     through public offering,
     net of fees of $2,077,750        --       --    2,550,000    25,500    28,496,749           --             --    28,522,249 (A)
Deemed dividend                       --       --           --        --        46,176           --       (129,624)      (83,448)(B)
Issuance of Common Stock to
     employees                        --       --       64,750       647       870,332     (353,513)            --       517,466
Issuance of Common Stock to
     Board of Directors and
     Scientific Advisory Board        --       --       38,000       380       643,340           --             --       643,720
Issuance of Common Stock
     options to non-employees         --       --           --        --        (9,946)          --             --        (9,946)
Issuance of Common Stock,
     options and warrants in
     connection with Development
     Agreements                       --       --      148,009     1,480     2,736,199           --             --     2,737,679 (C)
Amortization of deferred
     compensation                     --       --           --        --            --      251,591             --       251,591
Unrealized gain on available-
     for-sales securities             --       --           --        --            --           --          16,015       16,015
Net loss                              --       --           --        --            --           --     (12,250,911) (12,250,911)
                                 ------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004      500,000  $ 5,000   27,465,123  $274,651  $172,862,565    $(101,922)  $(110,865,369) $62,174,925
                                 ===============================================================================================

(A) In March 2004, the Company sold 2,500,000 shares of its Common Stock at $12.00 per share in a registered underwritten public offering. The offering resulted in proceeds to the Company of $28,036,218, net of $1,963,782 in associated costs. In April 2004, the Company sold an additional 50,000 shares of its Common Stock at $12.00 per share to cover over-allotments in connection with this public offering. The sale of these additional shares resulted in proceeds of $486,031, net of $113,968 in associated costs.

(B) In February 2004, the Company issued to PPG a warrant to purchase 315,461 shares of the Company's Common Stock and in March 2004, it sold 2,500,000 shares of its Common Stock in a public offering. These transactions were deemed dilutive under the terms of certain warrants the Company had previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company treated this occurrence as a deemed dividend of $46,176.

In September 2004, in accordance with the terms of the Series B, the Company made a cash payment to Motorola in the amount of $83,448 to take into account 75,000 shares of the Series B that became convertible into the Company's Common Stock. The Company made the payment in lieu of reducing the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend.

(C) In accordance with the PPG Development and License Agreement (Note 5), PPG earned shares of the Company's Common Stock and warrants to purchase shares of the Company's Common Stock, and options to purchase shares of the Company's Common Stock were granted to certain PPG employees, for the nine months ended September 30, 2004.

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

                 JANUARY 1, 2003 - DECEMBER 31, 2004: $ 500,000

                 JANUARY 1, 2005 - DECEMBER 31, 2006: $1,000,000

In accordance with the April 2002 amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 for the period from July 31, 2002 through July 31, 2007.

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

In October 2004, the Company entered into an Agreement of Sale to purchase the property and building at which its Ewing, New Jersey facility is located for a purchase price of $5,500,000. The purchase is subject to a 15-day right of first refusal in favor of four adjoining property owners. The Company plans to complete the purchase in December 2004.

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

We have incurred significant losses since our inception, resulting in an accumulated deficit of $110,842,547 as of September 30, 2004. Moreover, we expect our losses to continue for the foreseeable future and until such time, if ever, as we are able to achieve, from the commercial licensing of our OLED technologies and the sale of our OLED materials, sustained licensing and chemical sales revenues that are sufficient to support our ongoing research and development activities and other operations.

We anticipate fluctuations in our annual and quarterly results of operations for the foreseeable future due to uncertainty regarding:

         o the timing of our receipt of license fees and royalties, contracts and fees for future technology development and evaluation;

         o the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

         o the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

         o the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

We had a net loss attributable to common shareholders of $3,752,662 (or $0.14 per share) for the quarter ended September 30, 2004, compared to $4,697,097 (or $0.21 per share) for the same period in 2003. The decrease in net loss was primarily attributable to the following:

         o a decrease in research and development expenses as a result of the accounting treatment of the services performed under the PPG Development and License Agreement,

         o  an increase in interest income, and

         o a decrease in deemed dividends as a result of the accounting treatment for Series B conversion price adjustment and the pricing adjustments to certain warrants.

Our revenues were $1,711,629 for the quarter ended September 30, 2004 compared to $2,087,885 for the same period in 2003. The $376,256, or 18%, net decrease was due to the recognition of $1,200,000 in revenue in the third quarter of 2003 in connection with a technology development and evaluation agreement which was executed in September 2003, but which included monthly fees dating back to February 2003, thereby increasing revenue for the third quarter of 2003. This decrease was partially offset by increased contract research revenue and sales of chemicals.

We earned $614,066 in contract research revenue from the U.S. government for the quarter ended September 30, 2004, compared to $267,860 for the same period in 2003. The increase was due to the recognition of revenue from continued efforts on existing, active government contracts and work on new contracts awarded after the second quarter in 2003.

We earned $736,963 from our sales of OLED materials for evaluation purposes in the quarter ended September 30, 2004, compared to $303,725 for the same period in 2003. The increase in this amount was mainly due to growth of development chemical sales and the timing of the purchase of materials in connection with the development efforts by our evaluation partners. The amount and timing of purchases of material for development efforts by potential OLED licensees is difficult to predict due to the early stage of the OLED industry, and the revenue in any specific period is not necessarily an accurate indicator of revenues for any future period.

We entered into an agreement in the third quarter of 2003 under which we began supplying one of our proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, we earned $18,180 in commercial chemical revenue and $42,420 in license fees in connection with this agreement for the three months ended September 30, 2004, compared to $19,890 in commercial chemical revenue and $46,410 in license fees for the same period in 2003. Also included in royalty and license fees for the three months ended September 30, 2004, is $50,000 of royalty revenue from the sale of organic vapor phase deposition ("OVPD") equipment by Aixtron AG. We have granted Aixtron an exclusive license to produce and sell equipment used to manufacture OLEDs and other devices using the OVPD process.

We recognized $250,000 in technology development revenue in connection with one technology development and evaluation agreement, compared to $1,450,000 for the same period in 2003. In 2003, the revenue recognized was in connection with two technology development and evaluation agreements, one of which was executed in October 2002 and the other in September 2003. The latter of these two agreements, which represented $1,200,000 of the $1,450,000, expired in accordance with its terms at the end of March 2004.

We incurred research and development expenses of $3,952,649 for the quarter ended September 30, 2004, compared to $4,385,019 for the same period 2003. The decrease in these expenses was primarily the result of a decrease in non-cash charges of $797,520 related to the accounting treatment in connection with the Development and License Agreement with PPG (Note 5).

We incurred general and administrative expenses of $1,544,649 for the quarter ended September 30, 2004, compared to $1,298,880 for the same period in 2003. The increase was primarily the result of an increase of $297,305 in costs associated with the issuance of stock performance bonuses to executive officers for 2003 and estimated stock performance bonuses to employees and executive management for 2004. No similar costs were recognized for the same period in 2003.

Our interest income was $222,097 for the quarter ended September 30, 2004, compared to $57,883 for the same period in 2003. The increase was mainly due to increased cash and investment balances for the period ended September 30, 2004. The cash and investment balances at September 30, 2004 were $55,222,554, as compared to the $30,717,125 at September 30, 2003. The balance increase was primarily due to an increase in funds from our registered underwritten public offering completed in March and April of 2004.

We recorded deemed dividends in the amount of $83,448 for the quarter ended September 30, 2004, compared to $1,034,302 for the same period in 2003. In accordance with the terms of the Series B, in September 2004, we elected to make a cash payment to Motorola in the amount of $83,448 in lieu of adjusting the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend. In the same period in 2003, we reduced the conversion price creating additional issuable shares of Common Stock upon conversion which were treated as a contingent beneficial conversion feature ("CBCF"). The CBCF was treated and recorded as a deemed dividend in the amount of $487,681. Also, in the quarter ended September 30, 2004, we adjusted the pricing on certain warrants as a result of stock issuances to PPG and in connection with the closing of our public offering earlier in the year. The price adjustments were treated and recorded as a deemed dividend in the amount of $46,176. During the same period of 2003, we adjusted the pricing on certain warrants as a result of our public offering completed in August 2003. The price adjustment was treated and recorded as a deemed dividend in the amount of $546,621.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

We had a net loss attributable to common shareholders of $12,380,535 (or $0.47 per share) for the nine months ended September 30, 2004, compared to $12,653,925 (or $0.58 per share) for the same period in 2003. The decrease in net loss was primarily attributable to a decrease in deemed dividends due to the accounting treatment for the Series B conversion price adjustment and the pricing adjustments to certain warrants. The decrease was offset by an increase in general and administrative expenses.

Our revenues were $5,313,642 for the nine months ended September 30, 2004 compared to $4,671,239 for the same period in 2003. The $642,403, or 14%, net increase was primarily due to:

         o  additional revenues earned under U.S. government contracts, and

         o increased sales of OLED materials for commercial and evaluation purposes.

The increase in the above revenues was offset by a decrease in technology development revenue.

We earned $1,911,240 in contract research revenue from the U.S. government for the nine months ended September 30, 2004, compared to $1,105,213 for the same period in 2003. The increase was due to the recognition of revenue related to two completed Phase I contracts and final billing on one completed subcontract, as well as continued efforts on existing, active government contracts and work on new contracts awarded after the third quarter of 2003.

We recognized $1,200,000 in technology development revenue in connection with two technology development and evaluation agreements, one of which was executed in October 2002 and the other in September 2003, compared to $1,950,000 for the same period in 2003. The latter of these two agreements, which represented $1,200,000 of the $1,950,000 in 2003, expired in accordance with its terms at the end of March 2004.

We earned $1,792,402 from our sales of OLED materials for evaluation purposes in the nine months ended September 30, 2004, compared to $1,549,726 for the same period in 2003. The increase in this amount was mainly due to growth of development chemical sales and timing of the purchase of materials in connection with the development efforts by our evaluation partners. The amount and timing of purchases of material for development efforts by potential OLED licensees is difficult to predict due to the early stage of the OLED industry, and the revenue in any specific period is not necessarily an accurate indicator of revenues for any future period.

We entered into an agreement in the third quarter of 2003 under which we began supplying one of our proprietary OLED materials to a customer for use in the manufacture of commercial passive matrix OLED displays. As a result, we earned $108,000 in commercial chemical revenue and $252,000 in license fees in connection with this agreement for the nine months ended September 30, 2004, compared to $19,890 in commercial chemical revenue and $46,410 in license fees for the same period in 2003. Also included in royalty and license fees for the nine months ended September 30, 2004, is $50,000 of royalty revenue from the sale of organic vapor phase deposition ("OVPD") equipment by Aixtron AG. We have granted Aixtron an exclusive license to produce and sell equipment used to manufacture OLEDs and other devices using the OVPD process.

We incurred general and administrative expenses of $5,152,841 for the nine months ended September 30, 2004, compared to $3,637,342 for the same period 2003. The increase was primarily a result of the following:

         o an increase of $214,612 in costs associated with existing and new personnel and $890,079 in costs associated with the issuance of stock performance bonuses to executive officers for 2003 and estimated stock performance bonuses to employees and executive management for 2004. No similar costs were recognized for the same period in 2003.

         o an increase of $338,800 in costs associated with the issuance of stock to our Board of Directors for Board and Committee service in 2003. No such issuances of stock were made in the same period in 2003.

Our interest income was $584,226 for the nine months ended September 30, 2004, compared to $171,336 for the same period in 2003. The increase was mainly due to increased cash and investment balances in the period ended September 30, 2004. The cash and investment balances at September 30, 2004 were $55,222,554, as compared to the $30,717,125 at September 30, 2003. The balance increase was primarily due to an increase in funds from our registered underwritten public offering completed in March and April of 2004.

We recorded deemed dividends in the amount of $129,624 for the nine months ended September 30, 2004, compared to $1,034,302 for the same period in 2003. In accordance with the terms of the Series B, in September 2004, we elected to make a cash payment to Motorola in the amount of $83,448 in lieu of adjusting the conversion price of the Series B. In the same period in 2003, we reduced the conversion price of the Series B creating additional issuable shares of Common Stock upon conversion which were treated as a CBCF. The CBCF was treated and recorded as a deemed dividend in the amount of $487,681. Also, in the nine months ended September 30, 2004, we adjusted the pricing on certain warrants as a result of stock issuance to PPG and in connection with the closing of our public offering earlier this year. The price adjustments were treated and recorded as a deemed dividend in the amount of $46,176. During the same period of 2003, we adjusted the pricing on certain warrants as a result of our public offering completed in August 2003. The price adjustment was treated and recorded as a deemed dividend in the amount of $546,621.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $14,499,593, short-term investments of $37,990,705 and long-term investments of $2,732,256, for a total of $55,222,554. This compares to cash and cash equivalents of $14,070,207, short-term investments of $12,811,704 and long-term investments of $3,255,574, for a total of $30,137,485, as of December 31, 2003.

In the nine months ended September 30, 2004, the cash used in operating activities was $5,516,426, as compared to $4,546,963 for the same period in 2003. The increased use of cash in operating activities was mainly due to an increase in operating loss of $1,685,578 (net of non-cash adjustments) primarily as a result of hiring additional personnel and increased general and administrative expenses.

In the nine months ended September 30, 2004, cash used in investing activities was $25,496,191 as compared to net cash used in investing activities of $4,951,137 for the same period in 2003. The increase was mainly due to an increase in purchases of investments as a result of increased funds from financing activities.

In the nine months ended September 30, 2004, net cash provided by financing activities was $31,442,003, as compared to $15,251,106 for the same period in 2003. The increase was primarily due to our completion of the following financing activities:

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

         o the exercise of options and warrants resulting in proceeds to us of $2,923,640.

Working capital increased to $48,940,068 at September 30, 2004, from working capital of $23,679,705 at December 31, 2003. The net increase was due primarily to the net cash proceeds received from our financing activities.

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

CONTRACTUAL OBLIGATIONS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our contractual obligations. In July 2004, we signed a one-year lease for 1,609 square feet of space in Monmouth Junction, New Jersey for OLED technology development activities. The minimum rental payments to be made under this lease is $38,616. In October 2004, we entered into an Agreement of Sale to purchase the property and building at which our Ewing, New Jersey facility is located for a purchase price of $5,500,000. The purchase is subject to a 15-day right of refusal in favor of four adjoining property owners. We plan to complete the purchase in December 2004.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of off-balance sheet arrangements. As of September 30, 2004, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following is a list of the exhibits filed as part of this report.

         Exhibit
         Number      Description
         -------     -----------

         10.28* Agreement between the Registrant and Hitachi High-Technologies Corporation dated as of July 9, 2004.

         10.29* Agreement of Sale among the Registrant, Ibeth Lotte Biermann and Gesipa Fasteners USA, Inc. dated October 26, 2004.

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

* Filed herewith.
** Furnished herewith.

(b) Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2004. Subsequently, the Company filed with the SEC a Current Report on Form 8-K, on November 1, 2004, reporting Items 1.01 and 9.01.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNIVERSAL DISPLAY CORPORATION



Date: November 5, 2004                By: /s/ Sidney D. Rosenblatt
                                      ------------------------------------------
                                      Sidney D. Rosenblatt
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Secretary