Form 10-K
period 2004-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2005-03-14
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number 1-12031

                          UNIVERSAL DISPLAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                              23-2372688
     ---------------------------------               -------------------
        (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)               Identification No.)

                375 Phillips Boulevard
                  Ewing, New Jersey                         08618
     ----------------------------------------             ---------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:            (609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to
 Section 12(g) of the Act:              Common Stock (par value $0.01 per share)
                                        ----------------------------------------
                                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, computed by reference to the closing sale price of the registrant's common stock on the Nasdaq National Market on that date, was approximately $244,061,829. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant's common stock (and their affiliates) were considered affiliates.

As of March 8, 2005, the registrant had outstanding 28,077,428 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 30, 2005 are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     BUSINESS.......................................................... 4

ITEM 2.     PROPERTIES........................................................13

ITEM 3.     LEGAL PROCEEDINGS.................................................13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................15

ITEM 6.     SELECTED FINANCIAL DATA...........................................16

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................16

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........29

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................29

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................29

ITEM 9A.    CONTROLS AND PROCEDURES...........................................29

ITEM 9B.    OTHER INFORMATION.................................................29

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................30

ITEM 11.    EXECUTIVE COMPENSATION............................................30

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................30

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................30

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES............................30

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................31

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

        This report and the documents incorporated by reference in this report contain some "forward-looking statements." Forward-looking statements concern our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.

        As you read and consider this report, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section of this report entitled "Factors that May Affect Future Results and Financial Condition," including:

        o the outcomes of our ongoing and future research and development activities, and those of others, relating to organic light emitting diode (OLED) technologies and materials;

        o our ability to access future OLED technology developments of our academic and commercial research partners;

        o the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

        o our ability to form and continue strategic relationships with manufacturers of OLED products;

        o successful commercialization of products incorporating our OLED technologies and materials by OLED manufacturers, and their continued willingness to utilize our OLED technologies and materials;

        o the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

        o the nature and potential advantages of any competing technologies that may be developed in the future;

        o our ability to compete against third parties with resources greater than ours;

        o our ability to maintain and improve our competitive position following the expiration of our fundamental OLED patents;

        o the adequacy of protections afforded to us by the patents that we own or license and the cost to us of enforcing those protections;

        o our ability to obtain, expand and maintain patent protection in the future, and to protect our unpatentable intellectual property;

        o the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new OLED display manufacturers;

        o our future capital requirements and our ability to obtain additional financing if and when needed; and

        o our future OLED technology licensing and OLED material sales revenues and results of operations.

Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

        All forward looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.     BUSINESS

OUR COMPANY

        We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in a variety of flat panel display and other applications. OLEDs are thin, lightweight and power-efficient solid-state devices, highly suitable for use in portable, full-color display applications. We believe OLED displays will capture a share of the growing flat panel display market because they offer advantages over competing technologies with respect to brightness, power efficiency, viewing angle, video response time and manufacturing cost. We believe that our technology leadership and intellectual property position will enable us to share in the revenues from OLED displays as they enter the mainstream consumer electronics market.

        Our strategy is to further develop and license our proprietary OLED technologies to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, televisions and other consumer electronic devices. In support of this primary objective, we also develop new OLED materials and sell those materials to these OLED manufacturers. Through our internal research and development efforts and our relationships with world-class partners such as Princeton University, the University of Southern California and PPG Industries, Inc., we have established a significant portfolio of OLED technologies and associated intellectual property rights. We currently own, exclusively license or have the sole right to sublicense more than 625 patents issued and pending worldwide. We are currently selling one of our proprietary OLED materials to Tohoku Pioneer Corporation, have established a cross-license agreement with DuPont Displays, Inc. and have entered into technology development and/or evaluation agreements with several other companies, including AU Optronics Corporation, Samsung SDI Co., Ltd., Sony Corporation, Seiko Epson Corporation and Toyota Industries Corporation.

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

        The initial market for OLED technologies and materials is flat panel displays, a market currently dominated by liquid crystal displays, or LCDs. However, OLED displays are an attractive alternative to LCDs as they offer a number of potential advantages, including:

        o       a thinner profile and lighter weight;
        o higher brightness and contrast ratios, leading to sharper picture images and graphics;
        o       wider viewing angles;
        o       faster response times for video;
        o       higher efficiencies, thereby reducing power consumption; and
        o       lower cost manufacturing methods and materials.

        We believe OLED displays will be adopted for use in small- to medium-sized product applications, such as mobile phone main and sub-displays, car audio systems, digital cameras, PDAs, DVD players, handheld TVs, notebook PCs and industrial applications. Additionally, the sharper picture images and graphics, superior video response time, wider viewing angle and potentially lower manufacturing cost of OLED displays may give them an advantage over LCDs in larger applications such as laptop computers, desktop computer monitors and televisions, in which these characteristics are important.

        While the display characteristics of OLEDs and LCDs are different, they share many similarities in terms of manufacturing technology and infrastructure, such as those relating to active matrix backplane technologies. These similarities may enable the conversion of existing LCD manufacturing facilities to OLED display production with relatively low capital investment.

        Many companies currently are engaged in efforts to develop and commercialize OLED displays. We believe that if their efforts are successful, they could result in flat panel displays nearly as thin as a piece of paper with performance characteristics similar to those of CRT displays. In addition, due to the inherent transparency of organic materials and through the use of transparent electrode technology, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays. Organic materials also make technically possible the development of flexible displays for use in an entirely new set of product applications, such as display devices that can be rolled up for storage. Research also is being conducted on OLEDs for applications such as energy-efficient solid-state lighting.

OUR COMPETITIVE STRENGTHS

        We believe our position as one of the leading technology developers in the OLED industry is the direct result of our technological innovation. We have built an extensive intellectual property portfolio around our OLED technologies and materials, and are working diligently to enable our manufacturing partners to adopt our OLED technologies and materials for commercial usage. Our key competitive strengths include:

        Technology Leadership. We are a recognized technology leader in the OLED industry. We and our research partners at Princeton University and the University of Southern California pioneered the development of our phosphorescent OLED, or PHOLED(TM), technology, which can be used to produce OLED displays that are up to four times as efficient as fluorescent OLED displays and more than twice as efficient as current LCDs. We believe that our PHOLED technology is well-suited for industry usage in the commercial production of OLED displays. Through our relationships with companies such as PPG Industries and our academic partners, we have developed and continue to develop novel OLED materials that we believe will facilitate the adoption of our OLED technologies by display manufacturers.

        Relationships with Leading Display Manufacturers. We have established relationships with well-known display manufacturers that are using, or are evaluating, our OLED technologies and materials for commercial applications. In August 2003, we began supplying Tohoku Pioneer with our proprietary red phosphorescent material for its commercial production of full-color OLED displays for a mobile phone being sold in Japan. In addition, we have entered into a cross-license agreement with DuPont Displays and have established evaluation, technology development, licensing and/or material supply agreements with a number of display manufacturers, including AU Optronics, Samsung SDI, Sony, Epson and Toyota Industries. As of December 31, 2004, we had entered into twenty such agreements, eight of which were newly established in 2004.

        Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with Princeton University, the University of Southern California and Motorola, Inc., we own, exclusively license or have the sole right to sublicense more than 625 patents issued and pending worldwide related to our PHOLED and other OLED technologies and materials. We also continue to accumulate valuable trade secret information and technical know- how relating to our OLED technologies and materials.

        Business Model Focused on Technology Licensing. Our current business model does not involve the manufacture or sale of OLED displays incorporating our technologies and materials. Rather, we are focused on licensing our OLED technologies to display manufacturers on a non-exclusive basis. PPG Industries currently manufactures our proprietary OLED materials, which we then qualify and sell to display manufacturers. We believe this business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. We also believe that this approach may reduce potential competitive conflicts between us and our customers.

        Established U.S. Government Contracts to Fund Research and Development. We have entered into several research and development contracts with U.S. government agencies such as the U.S. Department of the Army, the Army Research Laboratories, and the Department of Energy. Under these contracts, the U.S. government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and energy-efficient solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

        Experienced Management and Scientific Advisory Team. Our management team has significant experience in developing business models focused on licensing disruptive technologies in high growth industries, which serves to differentiate us from our competitors. In addition, our management team has assembled a Scientific Advisory Board that includes some of the leading researchers in the OLED industry. We believe our Scientific Advisory Board, which includes Professor Stephen R. Forrest of Princeton University and Professor Mark E. Thompson of the University of Southern California, PPG Industries' researchers Dr. Peter B. Mackenzie, Scientist and Dr. David B. Knowles, Senior Research Associate, as well as Dr. Julia J. Brown, the Chair of our

Scientific Advisory Board and our Chief Technical Officer and Dr. Michael Hack, our Vice President of Strategic Product Development, has enhanced our reputation and our competitive profile.

OUR BUSINESS STRATEGY

        Our business strategy is to promote our OLED technologies and materials for widespread use in OLED displays and other product applications. We presently are focused on the following steps to implement our business strategy:

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

        Enhance Our Portfolio of Existing PHOLED Technologies and Materials. We believe that a strong portfolio of OLED technologies and materials is critical to our success in the display industry. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with academic and other research partners, and other strategic opportunities. Our primary focus is to develop new and improved PHOLED materials, with increased efficiencies, enhanced color gamut and extended lifetimes, and which are compatible with different manufacturing methods, so that they can be used in a broader array of OLED display products, such as televisions. Currently, one of our red materials is in production with an OLED display manufacturer, several of our red and green materials are being evaluated by a number of OLED display manufacturers for use in production, and our blue and white materials are still under development.

        Expand Development of Next-Generation Technologies. We continue to conduct research and development activities relating to next-generation OLED technologies. Our current research and development initiatives involve flexible OLED displays, transparent or top-emitting OLED displays and OLEDs for energy-efficient solid-state lighting. We also are conducting research with our partners on the use of organic thin-film technology in applications such as lasers, transistors, photo detectors, electronic memories and other related devices. Our focus on next- generation technologies is designed to enable us to continue our position as a leading provider of OLED technologies and materials as new markets emerge.

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

        OLEDs can be manufactured using different processing methods. Currently, the most common method is through vacuum thermal evaporation, or VTE. Another method involves preparing solutions of the various organic materials in an OLED that can be solution processed by techniques such as spin coating or inkjet printing onto the substrate. Solution processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. Others have demonstrated that solution processing methods can be used to produce OLEDs containing polymer-based fluorescent organic materials, and we are developing printable PHOLEDs, or P(2)OLEDs((TM)), to demonstrate that these methods can be used with our PHOLED technologies. We have Joint Development Agreements with both DuPont Displays and Epson relating to P(2)OLEDs.

OUR ADDITIONAL PROPRIETARY OLED TECHNOLOGIES

        We currently are focusing our research, development and commercialization efforts on a number of OLED device and manufacturing technologies, including the following:

        Transparent OLEDs (TOLEDs(TM)). We have developed a technology for the production of OLEDs that have transparent cathodes. Conventional OLEDs use a reflective metal cathode and a transparent anode. In contrast, TOLEDs use a transparent cathode and either a transparent, or reflective or opaque metal anode. TOLEDs utilizing transparent cathodes and reflective metal anodes are known as "top-emission" OLEDs. In a "top-emission" active matrix OLED, light is emitted without having to travel through much of the device electronics where a substantial portion of it is absorbed. This is expected to result in OLED displays having image qualities and lifetimes superior to those of conventional active matrix OLEDs. TOLEDs utilizing cathodes and anodes that are both transparent may in the future be useful in novel flat panel display applications requiring semi-transparency or transparency, such as graphical displays in automotive windshields.

        Flexible OLEDs (FOLEDs(TM)). We are working on a number of technologies required for the fabrication of small molecule OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. FOLEDs are expected to be conformable to specific shapes, able to withstand repeated bending or flexing, and eventually capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device. Manufacturers eventually may be able to produce FOLEDs using more efficient continuous, or roll-to- roll, processing methods. We currently are conducting research and development on FOLED technologies internally, under several of our U.S. government programs and in connection with the government-sponsored Flexible Display Center at Arizona State University.

        Organic Vapor Phase Deposition (OVPD(TM)). The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a process known as vacuum thermal evaporation, or VTE. In VTE, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED is based on OVPD. In contrast to the VTE process, the OVPD process utilizes a carrier gas stream in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process through more efficient materials utilization and by being more readily scalable to the production of large-area OLED displays. Furthermore, the OVPD process may offer advantages in OLED performance by enhanced deposition control. We are working with Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify a tool for our fabrication of OLED displays utilizing an OVPD process, and we have granted Aixtron an exclusive license to sell OVPD equipment.

OUR STRATEGIC RELATIONSHIPS WITH DISPLAY MANUFACTURERS

        We have established evaluation, technology development, licensing and material supply relationships with numerous display manufacturers. As of December 31, 2004, we had entered into twenty such relationships, eight of which were newly established in 2004. These relationships generally are directed towards tailoring our proprietary OLED technologies and materials for use by each individual manufacturer. Our ultimate objective is to license our OLED technologies and sell our OLED materials to these manufacturers for their commercial production of OLED displays. Our key relationships with display manufacturers include:

        Tohoku Pioneer. In August 2003, we entered into an arrangement to provide our proprietary red PHOLED material to Tohoku Pioneer Corporation, a subsidiary of Pioneer Corporation, for the commercial production of its passive matrix OLED displays on glass substrates. Under this arrangement, we receive payments from Tohoku Pioneer for the PHOLED material and license fees for allowing Tohoku Pioneer to use this material in the production of passive matrix OLED displays. Tohoku Pioneer sells these displays to one of its customers who uses them as the exterior sub-display for a mobile phone being sold in Japan.

        DuPont Displays. In December 2002, we entered into a Joint Development Agreement with DuPont Displays, Inc. and its parent E.I. DuPont de Nemours and Company (DuPont) for the development of novel phosphorescent materials and device structures for solution processed OLEDs (our P(2)OLEDs). Under the Joint Development Agreement, we have the exclusive right to sublicense any intellectual property developed under the program for use with solution processed OLED displays on rigid glass substrates.

        We also entered into a Cross-License Agreement and a Developed Device Additional Payment Agreement with DuPont in December 2002. Under these agreements, we granted DuPont a non-exclusive license under our background phosphorescent emission, transparent cathode and inkjet printing patents, and under any intellectual property developed by us under our joint development program with DuPont, to make and sell solution processed OLED displays on rigid glass substrates. DuPont paid us an up-front license fee and agreed to pay us running royalties on its sales of these displays. As of December 31, 2004, DuPont had not commenced commercial sales of P(2)OLED displays and had not paid us royalties under either of these agreements.

        Sony. In February 2001, we entered into an agreement with Sony Corporation under which we worked with Sony in its development of active matrix OLED displays utilizing our high-efficiency PHOLED technology and materials. We subsequently entered into a Joint Development and Evaluation Agreement with Sony, effective as of February 2003, which agreement was directed towards tailoring our proprietary PHOLED materials for use in Sony's OLED device structures. We continue to have an agreement with Sony under which we sell Sony our proprietary PHOLED materials for their evaluation in OLED devices.

        Samsung SDI. In July 2001, we entered into a Joint Development Agreement with Samsung SDI Co., Ltd. The original focus of our agreement with Samsung SDI was the joint development of a portable, low-power OLED display prototype for use in mobile phones and other devices. We have since renewed this agreement with Samsung SDI on several occasions and we continue to sell our proprietary PHOLED materials to Samsung SDI for its evaluation and for purposes of development, manufacturing qualification and product testing.

        Toyota Industries. In October 2002, we entered into an OLED Technology Development and Evaluation Agreement with Toyota Industries Corporation. Under this agreement, we conduct development activities with Toyota Industries relating to the use of our proprietary PHOLED technology and materials to produce sources of white light, and we sell our proprietary PHOLED materials to Toyota Industries for its evaluation and for development purposes. At the 2004 Society for Information Display International Symposium, we reported a joint paper with Toyota Industries that highlighted a high-efficiency white OLED device made using our PHOLED technology.

        AU Optronics. In May 2003, we announced that AU Optronics Corporation had fabricated a low-power consumption, full-color active matrix OLED display combining its proprietary amorphous-silicon backplane technology with our proprietary PHOLED technology. The display was showcased at the 2003 Society for Information Display International Symposium and was the subject of a scientific paper presented jointly by us and AU Optronics at the conference. This work stemmed from a joint development agreement we have had in place with AU Optronics since October 2001. We continue to sell our proprietary PHOLED materials to AU Optronics for its evaluation.

        Epson. In December 2004, we entered into a Joint Development Agreement with Seiko Epson Corporation. Under this agreement, we are conducting development activities with Epson relating to the application of our proprietary PHOLED technology and materials to ink jet printing processes used by Epson. We also sell our proprietary PHOLED materials to Epson for its evaluation and for use under our development program.

OUR OLED MATERIALS SUPPLY BUSINESS

        In support of our primary objective of licensing our OLED technologies, we supply our OLED materials to display manufacturers and others. We device qualify our materials before shipment in order to ensure the materials meet the specifications we agree upon with our customers.

        In October 2000, we entered into a Supply Agreement and a Development and License Agreement with PPG Industries. Under the Supply Agreement, we appointed PPG Industries as the exclusive supplier of our proprietary OLED materials that are intended for use in the commercial production of OLEDs. PPG Industries sells these OLED materials to us and we, in turn, device qualify these materials before reselling them to display manufacturers. Under the Development and License Agreement, PPG Industries, among other things, supplies us with OLED materials that we provide to display manufacturers and others for evaluation purposes.

        The current term of the Development and License Agreement extends through the end of 2005 and the current term of the Supply Agreement extends through the end of 2007. In December 2004, we amended the Development and License Agreement for 2005 with regard to, among other things, the compensation to PPG Industries for the work it performs and the OLED materials it provides to us under that agreement. We also amended the Supply Agreement to address analytical, health and safety and other ancillary activities conducted by PPG Industries for us under that agreement. We are currently negotiating with PPG Industries the revised terms under which we would extend our existing relationship.

        In August 2003, we commenced commercial sales of one of our proprietary red PHOLED materials to Tohoku Pioneer. Tohoku Pioneer is currently using this material in the commercial production of its passive matrix OLED displays on glass substrates. Tohoku Pioneer sells these displays to one of its customers that uses them as the exterior sub-display for a mobile phone being sold in Japan.

RESEARCH AND DEVELOPMENT

        Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2004, 2003 and 2002, we spent approximately $16,651,335, $17,897,522 and $15,804,267, respectively, on research and development with respect to our various OLED technologies and materials.

        INTERNAL DEVELOPMENT EFFORTS

        We conduct a substantial portion of our OLED development activities at our state-of-the-art development and testing facility in Ewing, New Jersey. At this facility, we perform technology development, including device and process optimization, prototype fabrication, manufacturing scale-up studies, process and product testing, and characterization and reliability studies. The facility houses three OLED deposition systems that allow us to produce several hundred OLED plates per month, as well as an OVPD system that we are using to study that technology. We are also awaiting delivery of a fourth deposition system that is designed to process full-color, flexible OLED substrates. The facility also contains equipment for substrate patterning, organic material deposition, display packaging, module assembly, and extensive testing in Class 100 and 100,000 clean rooms and opto- electronic test laboratories.

In addition, we utilize the facility as a technology transfer site for work with our business partners. We are in the process of expanding our operations and laboratory space in the building, which we recently purchased, in order to better support our research and development efforts.

        We also conduct OLED materials and chemistry research activities in approximately 1,600 square feet of laboratory space that we lease in Princeton, New Jersey. This research involves the fabrication of small quantities of new OLED materials that we then test in OLED devices at our main facility.

        As of December 31, 2004, we employed a team of 29 research scientists, engineers and laboratory assistants at our facilities in Ewing and Princeton, New Jersey. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists.

        UNIVERSITY SPONSORED RESEARCH

        We have long-standing relationships with Princeton University and the University of Southern California for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research is performed at Princeton University under the direction of Dr. Stephen R. Forrest and at the University of Southern California under the direction of Dr. Mark E. Thompson.

        We fund the research conducted at Princeton University and the University of Southern California under a Research Agreement we executed with the Trustees of Princeton University in October 1997. The University of Southern California conducts its portion of this research under a subcontract between it and Princeton University. In April 2002, we extended the term of our Research Agreement with Princeton University through July 2007. Under the Research Agreement, we incurred costs to Princeton University of $679,910 in 2004, $933,156 in 2003 and $859,339 in 2002. Our maximum funding commitment under the Research Agreement for the period from August 2002 through July 2007 is $1,495,599 per year. We have exclusive license rights to all patents arising out of the research conducted by Princeton University and the University of Southern California under the Research Agreement.

        In April 2004, we entered into a Contract Research Agreement with the Chitose Institute of Science and Technology of Japan (CIST), under which we fund a research program at CIST relating to high-efficiency OLED materials and devices. We receive exclusive rights to all intellectual property developed under this program. This relationship runs through December 2005.

        In December 2004, we entered into a Sponsored Research Agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University (TLIRI). Under that agreement we fund a research program at TLIRI relating to new OLED materials, and we receive exclusive rights to all intellectual property developed under that program. The term of that arrangement extends through December 2005.

        PPG INDUSTRIES

        Under our Development and License Agreement with PPG Industries, a team of approximately eight PPG Industries' scientists and engineers is assisting us in developing various OLED materials in which we have a proprietary interest. PPG Industries receives cash and shares of our common stock as compensation for this work, though under limited circumstances PPG Industries has the right to demand payment of cash in full. This agreement also covers the supply to us of OLED materials for purposes of development and manufacturing qualification at our facilities and the facilities of our customers.

        AIXTRON

        In July 2000, we entered into a Development and License Agreement with Aixtron AG of Aachen, Germany to jointly develop and commercialize equipment for the manufacture of OLEDs using the OVPD process. A pre-production OVPD manufacturing tool was delivered to our Ewing, New Jersey facility in January 2002. We are working with Aixtron to upgrade and qualify this tool to further develop our OVPD technology and for the future development of OLEDs and other organic electronic devices utilizing this technology.

        Under the Development and License Agreement, we granted Aixtron an exclusive license to produce and sell equipment used to manufacture OLEDs and other devices using our proprietary OVPD process. Aixtron is required to pay us royalties on its sales of this equipment. Purchasers of the equipment also must obtain rights to use our proprietary OVPD process to manufacture OLEDs and other devices using the equipment, which they may do through us or Aixtron. If these rights are granted through Aixtron, Aixtron is required to make additional payments to us under our agreement.

        Aixtron has reported to us the delivery of five OVPD systems since July 2002, including a second generation system that was sold to RiTdisplay Corporation of Taiwan in April 2003. We recorded our first royalty income from Aixtron's sale of these systems in the fourth quarter of 2004.

        U.S. GOVERNMENT-FUNDED RESEARCH

        We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies and materials for applications such as flexible displays and energy-efficient solid-state lighting. These include, among others, Small Business Innovation Research (SBIR) Phase I program contracts for the demonstration of technical merit and feasibility and SBIR Phase II program contracts for continued research and development and the fabrication of prototypes. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton University, the University of Southern California, Pennsylvania State University, Kyung Hee University in South Korea, L-3 Communications Corporation, the Palo Alto Research Center (PARC), a subsidiary of Xerox Corporation, and Vitex Systems, Inc. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency. Our government contracts include, among others, the following:

        o OLED Displays on Flexible Metal Foil Substrates. In the first quarter of 2004, the U.S. Army Research Laboratory (ARL), the U.S. Army Communications - Electronics Command (CECOM) and the Air Force Research Laboratory partnered to award us $2,505,000 in funding under two government contracts and one subcontract through L-3 Communications for the development and delivery of prototype OLED displays on flexible metal foil substrates. This two-year program is scheduled for completion at the end of 2005.

        o Conformable, Transparent OLED Displays for Head-Mounted Devices. In January 2003, the U.S. Army (CECOM) awarded us a two-year, $729,996 SBIR Phase II program contract for the development and delivery of a prototype conformable and transparent OLED display for use in helmets and other head-mounted devices. This program was recently extended for three months and is scheduled for completion in April 2005.

        o OLEDs for White Lighting. In the third quarter of 2004, the U.S. Department of Energy (DOE) awarded us three new program contracts, for a total of $1,600,000 in funding, to develop various technical approaches for using our proprietary PHOLED and other technologies for white lighting applications. These awards followed DOE's award to us in September 2003 of a $750,000 program contract for related work on PHOLEDs for high-performance white lighting. Two of these DOE programs are scheduled to end in the second quarter of 2005 and the other two are scheduled to end in July 2006.

        o Novel Printing of Striped OLEDs. In October 2004, the U.S. Department of Energy awarded us $2,400,000 in funding for the fabrication of white OLEDs using a novel deposition process, called organic vapor jet printing (OVJP). Under this program, we are expected to deliver to DOE various prototypes of white OLED devices wherein the PHOLED materials are deposited in red, green and blue stripes using the OVJP process. The three-year program is scheduled for completion in September 2007.

        THE ARMY FLEXIBLE DISPLAY CENTER

        In December 2004, we entered into an agreement to participate as a charter member of The Army Flexible Display Center (FDC) being established at Arizona State University. The FDC is being supported through a $51.5 million Cooperative Agreement between Arizona State University and the U.S. Army Research Laboratory. The goal of the FDC is to develop flexible, low power, light-weight, information displays for the future war fighter and other military and commercial applications. We anticipate expanding our flexible OLED display technology development efforts through our involvement with the FDC.

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

        OUR PATENTS

        Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2004, we owned 48 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2020.

        PATENTS WE LICENSE FROM PRINCETON UNIVERSITY AND THE UNIVERSITY OF SOUTHERN CALIFORNIA

        We exclusively license the bulk of our patent rights under an Amended License Agreement we executed with the Trustees of Princeton University and the University of Southern California in October 1997. As of December 31, 2004, these licensed patent rights included 169 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2014.

        Under the Amended License Agreement, Princeton University and the University of Southern California granted us a worldwide, exclusive license to specified patents and patent applications relating to OLED technologies and materials. This license grant also extends to any patent rights arising out of the research conducted by Princeton University or the University of Southern California under our Research Agreement with Princeton University. We are free to sublicense to third parties all or any portion of our patent rights under the Amended License Agreement. The term of the Amended License Agreement is perpetual, though it is subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

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

        We paid Princeton University minimum royalties under the Amended License Agreement in the amounts of $100,000 for each of 2004, 2003 and 2002. This minimum royalty obligation of $100,000 per year continues during the term of the Amended License Agreement. We also are required under the Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we perform our obligations under the Research Agreement and, when that agreement ends, if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the Amended License Agreement.

        PATENTS WE LICENSE FROM MOTOROLA

        In September 2000, we entered into a License Agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola's OLED technologies, together with numerous foreign counterparts in various countries. These patents will start expiring in 2012. We have the right to freely sublicense these patents to third parties and, with limited exceptions, Motorola has agreed not to license these patents to others in the OLED industry.

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

        In connection with our execution of the License Agreement, in 2000 we issued to Motorola 200,000 shares of our common stock, 300,000 shares of our Series B Convertible Preferred Stock, and immediately vesting seven-year warrants to purchase an additional 150,000 shares of our common stock at an exercise price of $21.60 per share. On October 6, 2004, all 300,000 shares of the Series B Convertible Preferred Stock were converted into 418,916 shares of our common stock.

        INTELLECTUAL PROPERTY DEVELOPED UNDER OUR GOVERNMENT CONTRACTS

        We and our subcontractors have developed and may continue to develop patentable OLED technology inventions under our various U.S. government contracts and subcontracts. Under these arrangements, we or our subcontractors generally can elect to take title to any patents on these inventions, and to control the manner in which these patents are licensed to third parties. However, the U.S. government reserves rights to these inventions and associated technical data that could restrict our ability to market them to the government for military and other applications, or to third parties for commercial applications. In addition, if the U.S. government determines that we or our subcontractors have not taken effective steps to achieve practical application of these inventions in any field of use in a reasonable time, the government may require that we or our subcontractors license these inventions to third parties in that field of use.

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

        FLAT PANEL DISPLAY COMPETITORS

        Numerous domestic and foreign companies have developed or are developing LCD, plasma and other flat panel display technologies that will compete with our OLED display technologies. Companies pursuing these technologies, include, among others, Sony Corporation, Pioneer Corporation, Sharp Corporation, Toshiba Matsushita Display Technology Co., Ltd., Fujitsu, Ltd., Hitachi Displays, Ltd., NEC Corporation, Sanyo Electric Co., Ltd., Samsung Electronics Co., Ltd., Samsung SDI Co., Ltd., LG Electronics, Ltd., LG Phillips LCD Co., Ltd., AU Optronics Corporation, Chi Mei Optoelectronics Corporation, RiTdisplay Corporation, Chunghwa Picture Tubes, Ltd., TECO Optronics Corporation, Toppoly Optoelectronics Corporation and HannStar Display Corporation. Many of these competitors have greater name recognition and more extensive financial, marketing and research resource capabilities than we do.

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

        OLED COMPETITORS

        Eastman Kodak Company has licensed its competing fluorescent OLED technology and other patents for passive matrix OLED display applications to a number of display manufacturers, including several of those with whom we have been working such as Pioneer. Another OLED industry participant, Cambridge Display Technology, Ltd., has licensed and is working with several display manufacturers on its competing polymer OLED technology. In addition, according to industry reports Pioneer, Samsung OLED Co., Ltd., RiTdisplay and Philips Electronics NV, along with other smaller companies, are presently manufacturing OLED products. Eastman Kodak and other competitors of ours, such as Covion Organic Semiconductors GmbH and Idemitsu Kosan Co., are selling OLED materials that compete with our proprietary PHOLED materials.

        A number of companies, including many of our flat panel display competitors, together with Seiko Epson Corporation, Fuji Film Co., Ltd., Canon, Inc., Semiconductor Energy Laboratories Co., Dow Chemical Corporation, Dupont Displays Inc., Toyo Ink Mfg. Co., Ltd., Sumitomo Chemical Co., Ltd., Mitsubishi Chemical Corporation, Covion Organic Semiconductors and Idemitsu Kosan, are engaged in research, development and commercialization activities with respect to OLED technologies and materials. Many of these competitors have greater name recognition and more extensive financial, marketing and research resource capabilities than we do.

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

EMPLOYEES

        As of December 31, 2004, we had 46 full-time employees and three part-time employees, none of whom are unionized. We believe that relations with our employees are good.

OUR COMPANY HISTORY

        Our corporation was organized under the laws of the Commonwealth of Pennsylvania in April 1985. Our business was commenced in June 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. On June 22, 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. now functions as an operating subsidiary of ours and has overlapping officers and directors.

OUR COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

        We are not aware of any material effects that compliance with Federal, State or local environmental protection laws or regulations will have on our business. We have not expended material amounts to comply with any environmental protection laws or regulations and do not anticipate having to do so in the foreseeable future.

OUR INTERNET SITE

        Our Internet website can be found at www.universaldisplay.com. Through our website, free of charge, you can access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports that we may file with or furnish to the SEC. These materials are made available through our website as soon as reasonably practicable after we electronically file the material with the SEC.

ITEM 2.     PROPERTIES

        Our main corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. On December 1, 2004, we acquired the entire building at which this facility is located. We currently occupy approximately one-half of the 41,000 square feet of space in the building, and are in the process of expanding our operations into an additional 12,000 square feet in the building.

        We also lease approximately 1,600 square feet of laboratory space at the Princeton Corporate Plaza in South Brunswick, New Jersey, and 850 square feet of office space in Coeur d'Alene, Idaho.

ITEM 3.     LEGAL PROCEEDINGS

        We are not currently a party to any legal proceedings of a material nature.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We submitted no matters to a vote of our security holders in the fourth quarter of 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to our executive officers as of March 8, 2004:

NAME                                      AGE                               POSITION
---------------------------------------   ---    -------------------------------------------------------------
Sherwin I. Seligsohn...................    69    Chairman of the Board and Chief Executive Officer
Steven V. Abramson.....................    53    President, Chief Operating Officer and Director
Sidney D. Rosenblatt...................    57    Executive Vice President, Chief Financial Officer, Treasurer,
                                                 Secretary and Director
Julia J. Brown.........................    43    Vice President and Chief Technical Officer

        Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

        SHERWIN I. SELIGSOHN has been our Chief Executive Officer and Chairman of the Board since June 1995. He also served as our President from June 1995 through May 1996. Mr. Seligsohn founded and since has served as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He is also Chairman of the Board and Chief Executive Officer of Global Photonic Energy Corporation. From June 1990 to October 1991,
Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board. Mr. Seligsohn ia a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton University.

        STEVEN V. ABRAMSON has been our President and Chief Operating Officer and a member of our Board of Directors since May 1996. From March 1992 to May 1996, he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From December 1982 to December 1991, he held various positions at InterDigital, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Executive Committee of PRISM and is also a member of the Board of Governors of the United States Display Consortium.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OUR COMMON STOCK

        Our common stock is quoted on the Nasdaq National Market under the symbol "PANL." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the Nasdaq National Market.

                                                   HIGH         LOW
                                                   CLOSE       CLOSE
                                                 ---------   ---------
                2004
                      First Quarter              $   18.00   $   11.50
                      Second Quarter                 14.89       10.27
                      Third Quarter                  10.73        7.04
                      Fourth Quarter                 10.19        8.22

                2003
                      First Quarter              $    8.70   $    6.33
                      Second Quarter                 10.80        8.22
                      Third Quarter                  10.74        8.17
                      Fourth Quarter                 15.45       10.30

        As of March 8, 2005, there were approximately 13,227 holders of record of our common stock.

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

ISSUANCE OF SECURITIES TO PPG INDUSTRIES

        Pursuant to our Development and License Agreement with PPG Industries, Inc. we are required to issue shares of our common stock and warrants to acquire our common stock to PPG Industries on periodic basis in return for services performed by PPG Industries under that agreement. As previously disclosed, on January 1, 2004 and February 15, 2004, we issued to PPG Industries 157,609 and 9,746 shares of our common stock, respectively, as consideration for services provided by PPG Industries under the agreement. We recorded charges of $1,626,003 and $133,715 to research and development expense in 2004 and 2003, respectively, for the issuance of these shares.

        Prior to its amendment in December 2004, the Development and License Agreement also required us to issue warrants to PPG Industries to acquire shares of our common stock in return for services performed by PPG Industries under the agreement. The number of shares issuable upon exercise of each warrant was to be based on the number of shares of common stock issued to PPG Industries under the agreement for services provided during the preceding calendar year. On February 15, 2004, we issued to PPG Industries a warrant to acquire 315,461 shares of our common stock at an exercise price of $10.39 per share. We recorded a charge of $2,692,418 to research and development expense in 2003 for the issuance of this warrant. The warrant vested immediately and may be exercised for seven years from the date of issuance.

        The securities issued to PPG Industries pursuant to the Development and License Agreement were not registered under the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.

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

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                2004           2003           2002           2001           2000
                                            ------------   ------------   ------------   ------------   ------------
OPERATING RESULTS:
Total revenue ...........................   $  7,006,913   $  6,593,193   $  2,484,948   $  1,252,901   $    492,756
Research and development expense ........     16,651,335     17,897,522     15,804,267     12,310,036      7,109,205
General and administrative expense ......      7,052,047      5,766,761      4,754,850      3,915,854      3,261,113
Interest income .........................        795,620        162,356        429,356        540,031        348,516
Income tax benefit ......................        612,966             --        225,657             --             --
Net loss ................................    (15,776,574)   (17,353,205)   (31,019,201)   (16,356,100)    (9,529,046)
Net loss attributable to Common
 shareholders ...........................    (15,906,198)   (18,387,507)   (32,972,680)   (18,873,436)    (9,529,046)
Net loss per share, basic and
 diluted ................................          (0.59)         (0.82)         (1.71)         (1.11)         (0.62)

BALANCE SHEET DATA:
Total assets ............................   $ 73,892,163   $ 46,201,646   $ 39,639,216   $ 48,569,569   $ 32,079,794
Current liabilities .....................      7,404,278      4,194,776      2,866,759     10,464,188      1,670,016
Capital lease obligations ...............             --          3,886          8,599         12,827         16,619
Long-term debt ..........................      4,200,000             --             --             --             --
Shareholders' equity ....................     59,187,885     38,906,870     33,668,571     38,096,782     29,826,804

OTHER FINANCIAL DATA:
Working capital .........................   $ 40,630,913   $ 23,679,705   $ 18,541,596   $ 17,994,232   $  9,252,130
Capital expenditures ....................      7,418,053        957,328      1,169,945      1,790,564      1,540,577
Acquired technology .....................             --             --             --             --     16,924,968
Weighted average Common Shares, basic and
 diluted ................................     26,791,158     22,428,219     19,227,697     16,994,537     15,260,837
Shares of Common Stock outstanding ......     27,903,385     24,196,765     21,525,412     18,093,124     16,440,286

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled "Selected Financial Data" in this report and our consolidated financial statements and related notes to this report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully discussed in the section below entitled "Factors That May Affect Future Results and Financial Condition."

OVERVIEW

        We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in a variety of flat panel display and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, technology development and evaluation agreements and license fees. In the future, we anticipate that the revenues from licensing our intellectual property will become a more significant part of our revenue stream.

        While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $114,368,210 as of December 31, 2004.

        We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may, under different assumptions and conditions, differ significantly from our estimates.

        We believe that our accounting policies related to revenue recognition and deferred license fees, valuation of acquired technology and stock-based compensation as described below, are our "critical accounting policies" as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

        We also receive non-refundable advance payments under certain of our development and technology evaluation agreements. These payments are deferred until a license agreement is executed or negotiations have ceased and there is no likelihood of executing a license agreement with the other party. If a license agreement is executed, these revenues will be recorded over the expected life of the licensed technology; otherwise, they will be recorded at the time negotiations with the other party show no further likelihood of success. If we estimate differently the expected life of this licensed technology, reported revenue during the relevant period will differ. To date, no deferred license fees have been recognized as revenue. As of December 31, 2004, $4,866,667 was recorded as deferred revenue.

        Royalty revenue is received from OVPD equipment sold under a development and license agreement with Aixtron AG. Revenue is recognized upon notification of equipment sold and royalties due from Aixtron AG.

        VALUATION OF ACQUIRED TECHNOLOGY

        We regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the carrying value of these technologies may not be recoverable. Factors considered important that could cause impairment include, among others, significant changes in our anticipated future use of these technologies and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. As of December 31, 2004, we believe that no revision of the remaining useful lives or write-down of our acquired technology was required for 2004, nor was such a revision needed in 2003 or 2002. If such a write-down is required in the future, it could be for up to $9,709,631 - the net book value of our acquired technology as of December 31, 2004.

        VALUATION OF STOCK-BASED COMPENSATION

        We account for our stock-based compensation (see Note 2 of the Notes to Consolidated Financial Statements) under Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. We account for our stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 (EITF 96-18). SFAS No. 123 and EITF 96-18 require that we account for our option and warrant grants to non-employees based on the fair value of the options and warrants granted.

        We use the Black-Scholes option-pricing model to estimate the fair value of options we have granted for purposes of making the disclosure required by SFAS No. 123. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

        We had a net loss attributable to holders of our common stock of $15,906,198 (or $0.59 per diluted share) for the year ended December 31, 2004, compared to a net loss attributable to holders of our common stock of $18,387,507 (or $0.82 per diluted share) for the year ended December 31, 2003. The decrease was primarily due to:

        o       increased contract revenues by $413,720,

        o an increase in interest income of $633,264 and income tax benefit of $612,966,

        o       and a decrease in deemed dividends of $404,232.

        Our revenues were $7,006,913 for the year ended December 31, 2004, compared to $6,593,193 for the year ended December 31, 2003. We earned $2,621,636 in contract research revenue from the U.S. government in 2004, compared to $1,420,984 in 2003. The increase in 2004 was primarily due to:

        o our commencement of work under seven new or continuing government contracts; and

        o       final billings on two Phase I contracts and one subcontract.

In 2003, contract revenue was derived from eight government contracts, three of which were completed by the second quarter of 2003 and one which commenced in the third quarter of 2003.

        We earned $2,484,070 from our sales of OLED materials for evaluation purposes in 2004, compared to $2,295,009 for corresponding sales in 2003. The increase was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners. We commenced sales of OLED materials for evaluation purposes in 2001.

        Our commercial chemical revenue and license fees for 2004 were $147,600 and $344,400, respectively, compared to $68,160 and 159,040 for the corresponding period in 2003. The increase was due to continued and expanded sales of one of our proprietary PHOLED materials to a customer for use in the exterior sub-display of a mobile phone being sold in Japan.

        We recorded royalty revenue of $58,670 in 2004 from sales of OVPD equipment by the exclusive licensee of our OVPD technology, Aixtron AG. We had no corresponding royalty revenue in 2003.

        We recognized $1,350,000 in technology development revenue in 2004 in connection with two technology development and evaluation agreements, one of which was executed in October 2002 and the other in September 2003, compared to $2,650,000 in 2003. The latter of these two agreements, which represented $1,650,000 of the $2,650,000 in 2003, expired in accordance with its terms at the end of March 2004. The amount and timing of our receipt of fees fir technology development services is difficult to predict due to the early stage of the OLED industry.

        We incurred research and development expenses of $16,651,335 for the year ended December 31, 2004, compared to $17,897,522 for the year ended December 31, 2003. The decrease was mainly attributable to a decrease of $2,394,267 in charges in connection with our Development and License Agreement with PPG Industries (see Note 7 of the Notes to Consolidated Financial Statements), offset in part by an increase in additional employees, salary increases and patent legal costs.

        General and administrative expenses were $7,052,047 for the year ended December 31, 2004, compared to $5,766,761 for the year ended December 31, 2003. The increase was mainly due to:

        o increased salaries in connection with accruals for year-end stock bonuses; and

        o increased costs as a result of stock issuances to members of the Board of Directors for 2003 Board and Committee service.

        Interest income increased to $795,620 for the year ended December 31, 2004, compared to $162,356 for the year ended December 31, 2003. This was the result of increased cash balances from our August 2003 and March 2004 registered offerings of common stock.

        During 2004, we sold approximately $8 million of our state-related income tax net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. In 2004, we received proceeds of $612,966 for the sale of these NOLs and recorded it as an income tax benefit.

        Deemed dividends were $129,624 for the year ended December 31, 2004, compared to $ 1,034,302 for the year ended December 31, 2003. In 2004, we issued a warrant to purchase shares of our common stock and completed an offering that were deemed dilutive under the terms of a warrant we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. We treated this occurrence as a deemed dividend of $46,176. In 2003, we recorded a deemed dividend in the amount of $546,622 for similar reasons.

        In September 2004, the conversion price of the Series B Convertible Preferred Stock we issued to Motorola, Inc. in September 2000 was adjusted in accordance with the Certificate of Designations for that stock. We accounted for this adjustment as a contingent beneficial conversion feature (CBCF). As a result, we recorded the CBCF as a deemed dividend in the amount of $83,448. In September 2003, we recorded a deemed dividend in the amount of $487,680 for similar reasons.

        YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

        We had a net loss attributable to holders of our common stock of $18,387,507 (or $0.82 per diluted share) for the year ended December 31, 2003, compared to a net loss attributable to holders of our common stock of $32,972,680 (or $1.71 per diluted share) for the year ended December 31, 2002. The decrease in net loss attributable to holders of our common stock was primarily due to:

        o       an increase in total revenue, as described below; and

        o a decrease in non-cash expense relating to the debt conversion and extinguishment of convertible promissory notes we issued in August 2001, as well as a decrease in non-cash interest expense (see Note 9 of the Notes to Consolidated Financial Statements).

        Our revenues were $6,593,193 for the year ended December 31, 2003, compared to $2,484,948 for the year ended December 31, 2002. The increase was primarily due to:

        o additional payments under technology development and evaluation agreements and additional purchases of materials by our development partners; and

        o the provision of OLED material to a customer for its use in the manufacture of commercial OLED displays under an arrangement entered into in 2003.

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

        We incurred research and development expenses of $17,897,522 for the year ended December 31, 2003, compared to $15,804,267 for the year ended December 31, 2002. The increase was primarily a result of:

        o an increase of $973,657 in non-cash operating expense associated with our Development and License Agreement with PPG Industries, due to the increased market price of our common stock;

        o an increase of $312,919 in costs associated with the increased number of patents we filed in 2003 as compared to 2002;

        o an increase of $641,451 in costs for the further development and operation of our facility in Ewing, New Jersey; and

        o stock performance bonuses of $356,311 to research and development employees. No such bonuses were awarded in 2002.

The increase was offset by a $289,900 decrease in costs associated with our Scientific Advisory Board (SAB), due to the timing of payments to members of our SAB.

        We incurred general and administrative expenses of $5,766,761 for the year ended December 31, 2003, compared to $4,754,850 for the year ended December 31, 2002. The increase resulted from an increase of $1,125,887 in costs associated with new and existing personnel and with employee stock performance bonus awards of $661,775. There were no such stock performance bonus awards issued in 2002.

        In September 2002, $7,000,002 of the $15,000,000 in convertible promissory notes that we had issued in August 2001 (the Notes) were converted into shares of our common stock, with the remaining amount being repaid in cash. As of the date of conversion and repayment, the $15,000,000 face value of the Notes exceeded their then-carrying value due to an unamortized original issuance discount (OID) and beneficial conversion feature (BCF) on the Notes. As a result, upon the conversion and repayment of the Notes, we recognized a non-cash debt conversion and extinguishment expense of $10,011,780 related to the unamortized portion of the OID and BCF and the intrinsic value of the Notes repurchased. During 2003, there were no such expenses (see Note 9 of the Notes to Consolidated Financial Statements).

        We had no interest expense for the year ended December 31, 2003, compared to $3,298,589 for the year ended December 31, 2002. The decrease was primarily due to the retirement and conversion of the Notes in September 2002 and the fact that we incurred no new debt in 2003. This compares to 2002, during which we recorded the amortization of OID and BCF of the Notes (see Note 9 of the Notes to Consolidated Financial Statements).

        In September 2003, the conversion price of the Series B Convertible Preferred Stock we issued to Motorola, Inc. in September 2000 was adjusted in accordance with the Certificate of Designations for that stock. We accounted for this adjustment as a contingent beneficial conversion feature (CBCF). As a result, we recorded the CBCF as a deemed dividend in the amount of $487,680. In 2002, the adjustment resulted in a deemed dividend of $1,953,479 (see Note 8 of the Notes to Consolidated Financial Statements).

        In August 2003, we completed an offering that was deemed dilutive under the terms of certain warrants we had previously issued and resulted in a reduction of the exercise prices of these warrants and an increase in the number of shares issuable under certain of these warrants. We treated and recorded this occurrence as a deemed dividend in the amount of $546,622. No such deemed dividends were recorded in 2002. The weighted-average anti-dilution provisions of these warrants will be triggered in the future if we issue additional shares below the various exercise prices of these warrants.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2004, we had cash and cash equivalents of $18,930,581, short-term investments of $26,258,463 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,290,451. This compares to cash and cash equivalents of $14,070,207, short-term investments of $12,811,704 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $3,255,574 as of December 31, 2003. The increase in cash and cash equivalents and short-term and long-term investments of $17,342,010 was primarily due to an increase in funds from our offering of common stock in March 2004, less cash used in operations and restricted cash that is being used as collateral on a loan we entered into in connection with acquiring the building and property at which our main facility is located.

         Cash used in operating activities was $6,965,083 in 2004, as compared to $ 5,797,609 in 2003. The increase was mainly due to an increase in accounts receivable. Accounts receivable was $2,588,279 as of December 31, 2004, compared to $805,602 as of December 31, 2003. The increase in receivables resulted from an increase in contract revenue and from our entering into a new joint development agreement in December 2004 for which we did not receive payment until after year end. The latter also resulted in an increase in deferred revenue; however, it was offset by the recognition of revenue during 2004 on two technology development and evaluation agreements which were previously classified as deferred revenue.

        In March 2004, we completed a public offering of 2,500,000 shares of our common stock at a price of $12.00 per share. The offering resulted in proceeds to us of $28,036,218, net of $1,963,782 in costs associated with completion of the offering. In April 2004, we sold an additional 50,000 shares of our common stock at $12.00 per share to cover over-allotments. The sale of these shares resulted in proceeds to us of $486,031, net of $113,968 in associated costs.

         Working capital increased to $40,630,913 as of December 31, 2004, from working capital of $23,679,705 as of December 31, 2003. The net increase was due primarily to the completion of the March 2004 public offering of our common stock.

        We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations into 2006. We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options. We have an effective shelf registration statement that would enable us to offer, from time to time, up to $44,725,524 of our common stock, preferred stock, debt securities and other securities, subject to market conditions and other factors. It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. For example, under our 1997 Research Agreement with Princeton University, we are required to pay Princeton University $1,495,599 per year through July 2007. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all.

CONTRACTUAL OBLIGATIONS

As of December 31, 2004, we had the following contractual commitments:

                                                                 PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------------------------------
                                                       LESS THAN                                     MORE THAN
CONTRACTUAL OBLIGATIONS                    TOTAL         1 YEAR       1-3 YEARS      3-5 YEARS        5 YEARS
-------------------------------------   -----------   ------------   ------------   ------------   --------------
Long-term debt                          $ 4,500,000   $    300,000   $    900,000   $  3,300,000   $           --
Operating lease obligations                  31,286         29,841          1,445             --               --
Capital lease obligations                        --             --             --             --               --
Purchase obligations                             --             --             --             --               --
Other long-term liabilities reflected
 on the balance sheet under GAAP                 --             --             --             --               --
Other Obligations:
   Sponsored research obligation          3,863,631      1,495,599      2,368,032             --               --
   Minimum royalty obligation             2,100,000        600,000      1,300,000        200,000   $ 100,000/year(1)

TOTAL                                   $10,494,917   $  2,425,440   $  4,569,477   $  3,500,000   $ 100,000/year(1)

(1) Under our Amended License Agreement with Princeton University and the University of Southern California, we are obligated to pay Princeton University minimum royalties of $100,000 per year until such time as the agreement is no longer in effect.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2004, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe the adoption of SFAS No. 151 will not have an impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provision of SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after

June 15, 2005. We believe the adoption of SFAS No. 153 will not have an impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, is set forth in Note 2 to the Notes to Consolidated Financial Statements. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in 2005, as required. We believe the adoption of SFAS No. 123R will have a significant impact on our financial statements.

         FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

        The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE.

        Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future and until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our OLED technologies and materials to support our operations. You should note, however, that:

        o OLED technologies may never be adopted for broad commercial usage;

        o markets for flat panel displays utilizing OLED technologies may be limited; and

        o we may never generate sufficient revenues from the commercial exploitation of our OLED technologies and materials to become profitable.

WE MAY REQUIRE ADDITIONAL FUNDING IN THE FUTURE IN ORDER TO CONTINUE OUR
BUSINESS.

        Our capital requirements have been and will continue to be significant. We may require additional funding in the future for the research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand may not be sufficient to meet all of our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, our business might fail. Additionally, if we attempt to raise money in an offering of shares of our common stock, preferred stock, warrants or depositary shares, or if we engage in acquisitions involving the issuance of such securities, the issuance of these shares will dilute our then-existing shareholders.

IF OUR OLED TECHNOLOGIES AND MATERIALS ARE NOT FEASIBLE FOR BROAD-BASED PRODUCT APPLICATIONS, WE MAY NEVER GENERATE REVENUES SUFFICIENT TO SUPPORT ONGOING OPERATIONS.

        Our business strategy is to license our OLED technologies and sell our OLED materials to display manufacturers for incorporation into the flat panel display products that they sell. Consequently, our success depends on the ability and willingness of these manufactures to develop, manufacture and sell commercial flat panel display products integrating our technologies and materials.

        Before display manufacturers will agree to utilize our OLED technologies and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications. This, in turn, may require additional advances in our research and development efforts, as well as those of others, for applications in a number of areas, including:

        o       device reliability;

        o the development of OLED materials with sufficient lifetimes, brightness and color coordinates for full color OLED displays; and

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

EVEN IF OUR OLED TECHNOLOGIES ARE TECHNICALLY FEASIBLE, THEY MAY NOT BE ADOPTED BY DISPLAY MANUFACTURERS.

        The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies will depend, in part, upon these technologies providing benefits comparable to cathode ray tube, or CRT, display and liquid crystal display, or LCD, technologies (the current standard display technologies) at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many potential licensees of our OLED technologies manufacture flat panel displays utilizing competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.

        During the entire product development process for a new flat panel display product, we face the risk that our technology will fail to meet the manufacturer's technical, performance or cost requirements or will be replaced by a competing product or alternative technology. For example, we are aware that some of our licensees and prospective licensees have entered into arrangements with our competitors regarding the development of competing technologies, including the potential production of polymer-based OLED displays. Even if we offer technologies that are satisfactory to a display manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our technologies.
0
        Mass production of OLED displays will require the availability of suitable manufacturing equipment, components and materials, many of which are available only from a limited number of suppliers. In addition, there may be a number of other technologies that display manufacturers need to utilize to be used in conjunction with our OLED technologies in order to bring OLED displays and products containing them to the market. Thus, even if our OLED technologies are a viable alternative to competing flat panel display technologies, if display manufacturers are unable to obtain access to this equipment and these components, materials and other technologies, they may not utilize our OLED technologies.

THERE ARE NUMEROUS POTENTIAL ALTERNATIVES TO OLEDS FOR FLAT PANEL DISPLAYS, WHICH MAY LIMIT OUR ABILITY TO COMMERCIALIZE OUR OLED TECHNOLOGIES AND MATERIALS.

        The flat panel display market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Plasma and other competing flat panel display technologies have been, or are being, developed. Advances in LCD technology or any of these other technologies may overcome their current limitations and permit them to become the leading technologies for flat panel displays, either of which could limit the potential market for flat panel displays utilizing our OLED technologies and materials. This, in turn, would cause display manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

OTHER OLED TECHNOLOGIES MAY BE MORE SUCCESSFUL OR COST-EFFECTIVE THAN OURS, WHICH MAY LIMIT THE COMMERCIAL ADOPTION OF OUR OLED TECHNOLOGIES AND MATERIALS.

        Our competitors have developed OLED technologies that differ from or compete with our OLED technologies. In particular, Eastman Kodak Company's competing fluorescent OLED technology, which entered the marketplace prior to ours, may become entrenched in the flat panel industry before our OLED technologies have a chance to become widely utilized. Moreover, our competitors may succeed in developing new OLED technologies that are more cost-effective or have fewer display limitations than our OLED technologies. If our OLED technologies, and particularly our phosphorescent OLED technology, are unable to capture a substantial portion of the OLED display market, our business strategy may fail.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES, WHICH MAY MAKE IT DIFFICULT FOR US TO COMPETE SUCCESSFULLY AGAINST THEM.

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

        Because we do not sell any display products to consumers, our success depends upon the ability and continuing willingness of our display manufacturer licensees to market commercial products integrating our technologies and materials, and the widespread acceptance of those products. Any slowdown in the demand for our licensees' products would adversely affect our royalty revenues and thus our business. The markets for our display manufacturer licensees' products are highly competitive, with pressure on prices and profit margins due largely to additional and growing capacity from flat panel display industry competitors. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our licensees and us, including the cyclical and seasonal nature of the end-user markets that our licensees serve, as well as industry and general economic conditions.

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

        Further advances in our OLED technologies and materials depend, in part, on the success of the research and development work conducted by our research partners. We cannot be certain that our research partners will make additional advances in the research and development of these technologies and materials. Moreover, although we fund OLED technology research, the scope of and technical aspects of this research and the resources and efforts directed to this research are in large part subject to the control of our research partners.

        Our most significant research and development relationships are with Princeton University and the University of Southern California. Our Research Agreement with Princeton University expires in July 2007 and both this agreement and our Amended License Agreement with Princeton University and the University of Southern California (the agreement under which we license our key OLED technology patents) can be terminated for various reasons. For example, the Research Agreement provides that if Dr. Stephen R. Forrest, the principal investigator for our research program with Princeton University, is unavailable to continue to serve in this capacity, because he is no longer associated with Princeton University or for any other reason, and a successor acceptable to both us and Princeton University is not available, Princeton University has the right to terminate the Research Agreement without impacting the Amended License Agreement. Termination of the Research Agreement would negatively affect our ability to research, develop and commercialize our OLED technologies and materials.

IF WE CANNOT FORM AND MAINTAIN LASTING BUSINESS RELATIONSHIPS WITH OLED DISPLAY MANUFACTURERS, OUR BUSINESS STRATEGY WILL FAIL.

        Our business strategy ultimately depends upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of OLED displays. As of December 31, 2004, we had entered into only two such relationships, one with Dupont Displays, Inc. and one with Tohoku Pioneer Corporation. All of our other relationships with display manufacturers currently are limited to technology development and the evaluation of our OLED technologies and materials for possible use in commercial production. Some or all of these relationships may not succeed or, even if they are successful, may not result in the display manufacturers entering into commercial licensing and material supply relationships with us.

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

        Our ability to enter into additional commercial licensing and material supply relationships, or to maintain our existing technology development and evaluation relationships, may require us to make financial or other commitments. We might not be able, for financial or other reasons, to enter into or continue these relationships on commercially acceptable terms, or at all. Failure to do so may cause our business strategy to fail.

CONFLICTS MAY ARISE WITH OUR LICENSEES OR JOINT DEVELOPMENT PARTNERS, RESULTING IN RENEGOTIATION OR TERMINATION OF, OR LITIGATION RELATED TO, OUR AGREEMENTS WITH THEM. THIS WOULD ADVERSELY AFFECT OUR REVENUES.

        Conflicts could arise between us and our licensees or joint development partners as to royalty rates, milestone payments or other commercial terms. Similarly, we may disagree with our licensees or joint development partners as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a licensee or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues and other benefits of the agreement. Either we or the licensee or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the agreement. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for other financial damages and suffer losses of intellectual property or other rights that are the subject of dispute. Any of these adverse outcomes could cause our business strategy to fail.

WE RELY SOLELY ON PPG INDUSTRIES TO MANUFACTURE THE OLED MATERIALS WE USE AND SELL TO DISPLAY MANUFACTURERS.

        Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to display manufacturers. Our Development and License Agreement with PPG Industries, Inc. provides us with a source for these materials for research, development and evaluation purposes, and our Supply Agreement with PPG Industries provides us with a source for these materials for commercial purposes. However, the Development and License Agreement is currently scheduled to expire at the end of 2005 and the Supply Agreement is currently scheduled to expire at the end of 2007. Our inability to continue obtaining these OLED materials from PPG Industries or another source would have a material adverse effect on our revenues from sales of these materials, as well as on our ability to perform research and development work and to support those display manufacturers currently evaluating our OLED technologies and materials for possible commercial use.

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

        The strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. These patents begin expiring in 2017. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) beyond 2017, many of which are also of key importance in the OLED industry, none are of an equally essential nature as our fundamental patents, and therefore our competitive position after 2017 may be less certain.

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

        In addition, we rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements. These agreements may not ultimately provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information. In particular, we may not be able to fully or adequately protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technology, it will harm our business.

WE OR OUR LICENSEES MAY INCUR SUBSTANTIAL COSTS OR LOSE IMPORTANT RIGHTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO OUR PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS.

        There are a number of other companies and organizations that have been issued patents and are filing patent applications relating to OLED technologies and materials, including Eastman Kodak Company, Cambridge Display Technology, Fuji Film Co., Ltd., Canon, Inc., Pioneer Corporation, Semiconductor Energy Laboratories Co. and Mitsubishi Chemical Corporation. As a result, there may be issued patents or pending patent applications of third parties that would be infringed by the use of our OLED technologies or materials, thus subjecting our licensees to possible suits for patent infringement in the future. Such lawsuits could result in our licensees being liable for damages or require our licensees to obtain additional licenses that could increase the cost of their products, which might have an adverse affect on their sales and thus our royalties or cause them to seek to renegotiate our royalty rates.

        In addition, in the future we may assert our intellectual property rights by instituting legal proceedings against others. We cannot assure you that we will be successful in enforcing our patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive licensing revenues from products or technologies covered by these patents could also be adversely affected.

        Whether our licensees are defending the assertion of third-party intellectual property rights against their businesses arising as a result of the use of our technology, or we are asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our or our licensees' business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we or our licensees are subject could disrupt business operations, require the incurrence of substantial costs and subject us or our licensees to significant liabilities, each of which could severely harm our business.

        Plaintiffs in intellectual property cases often seek injunctive relief in addition to money damages. Any intellectual property litigation commenced against our licensees could force them to take actions that could be harmful to their business and thus to our royalties, including the following:

        o stop selling their products that incorporate or otherwise use technology that contains our allegedly infringing intellectual property;

        o attempt to obtain a license to the relevant third-party intellectual property, which may not be available on reasonable terms or at all; or

        o attempt to redesign their products to remove our allegedly infringing intellectual property to avoid infringement of the third-party intellectual property.

        If our licensees are forced to take any of the foregoing actions, they may be unable to manufacture and sell their products that incorporate our technology at a profit or at all. Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees' products incorporating our technology would have an adverse effect on our royalty revenues under existing licenses. Any necessity to procure rights to the third-party technology might cause our existing licensees to renegotiate the royalty terms of their license with us to compensate for this increase in their cost of production or, in certain cases, to terminate their license with us entirely. Were this renegotiation to occur, it would likely harm our ability to compete for new licensees and have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees.

        As is commonplace in technology companies, we employ individuals who were previously employed at other technology companies. To the extent our employees are involved in research areas that are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees or we have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims. The costs associated with these actions or the loss of rights critical to our or our licensees' business could negatively impact our revenues or cause our business to fail.

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

WE CAN ISSUE SHARES OF PREFERRED STOCK THAT MAY ADVERSELY AFFECT THE RIGHTS OF SHAREHOLDERS OF OUR COMMON STOCK.

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

        As of December 31, 2004, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Chairman of the Board and Chief Executive Officer. Our Board of Directors has authorized and issued other shares of preferred stock in the past - none of which are currently outstanding - and may do so again at any time in the future.

IF THE PRICE OF OUR COMMON STOCK GOES DOWN, WE MAY HAVE TO ISSUE MORE SHARES THAN ARE PRESENTLY ANTICIPATED TO BE ISSUED UNDER OUR AGREEMENT WITH PPG INDUSTRIES.

        Under our Development and License Agreement with PPG Industries, we are required to issue to PPG Industries shares of our common stock for services rendered by it. The number of shares of common stock that we are required to deliver to PPG is determined based on a formula requiring that the lower the price of our common stock at and around the time of issuance, the greater the number of shares that we would be required to issue to PPG Industries. Lower than anticipated market prices for our common stock, and correspondingly greater numbers of shares issuable to PPG Industries, with a resulting increase in the number of shares available for public sale, could cause people to sell our common stock, including in short sales, which could drive down the price of our common stock, thus reducing its value and perhaps hindering our ability to raise additional funds in the future. In addition, such an increase in the number of outstanding shares of our common stock would further dilute existing holders of this stock.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND COULD EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING SHAREHOLDER APPROVAL, INCLUDING TAKEOVER ATTEMPTS.

        Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Chairman of the Board and Chief Executive Officer, beneficially own, as of March 8, 2005, approximately 17.1% of the outstanding shares of our common stock. Moreover, Pine Ridge Financial Inc. and First Investors Holding Co., Inc., as successor to Strong River Investments, Inc., assigned to our management their rights to vote the shares of our common stock they received or are entitled to receive upon conversion of warrants, notes and preferred stock issued in an August 2001 private placement transaction, of which warrants to purchase 744,452 shares remain outstanding as of March 8, 2005. Accordingly, these shareholders and members of management may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

BECAUSE THE VAST MAJORITY OF OLED DISPLAY MANUFACTURERS ARE LOCATED IN THE ASIA-PACIFIC REGION, WE ARE SUBJECT TO INTERNATIONAL OPERATIONAL, FINANCIAL, LEGAL AND POLITICAL RISKS WHICH MAY NEGATIVELY IMPACT OUR OPERATIONS.

        Many of our licensees and prospective licensees have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region. Risks associated with our doing business outside of the United States include:

        o       compliance with a wide variety of foreign laws and regulations;

        o legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

        o economic instability in the countries of our licensees, causing delays or reductions in orders for their products and therefore our royalties;

        o political instability in the countries in which our licensees operate, particularly in South Korea relating to its disputes with North Korea and in Taiwan relating to its disputes with China;

        o difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

        o       potentially adverse tax consequences.

Any of these factors could impair our ability to license our OLED technologies and sell our OLED materials, thereby harming our business.

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

OUR OPERATING RESULTS MAY HAVE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS, WHICH WOULD MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

        Due to the current stage of commercialization of our OLED technologies and the significant development and manufacturing objectives that we and our licensees must achieve to be successful, our quarterly operating results will be difficult to predict and may vary significantly from quarter to quarter.

        We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time or annual payments, resulting in significant fluctuations in our revenues. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above the initial public offering price. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.

THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD DRIVE DOWN THE PRICE OF OUR STOCK.

        The price of our common stock can be expected to decrease if:

        o other shares of our common stock that are currently subject to restriction on sale become freely salable, whether through an effective registration statement or based on Rule 144 under the Securities Act of 1933, as amended; or

        o we issue additional shares of our common stock that might be or become freely salable, including shares that would be issued upon conversion of our preferred stock or the exercise of outstanding warrants and options.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, SHAREHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance further research and development and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders have purchased their shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Management's report on internal control over financial reporting and attestation report of public accounting firm.

        The report of management on our internal control over financial reporting and the associated attestation report of our independent registered public accounting firm are set forth in Item 8 of this report and are incorporated herein by reference.

(c)     Changes in internal control over financial reporting.

        During our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to this item is set forth in our definitive Proxy Statement (the Proxy Statement) to be filed with the SEC for our Annual Meeting of Shareholders to be held on June 30, 2005, under the headings "Nominees for Election as Directors," "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics," and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information with respect to principal accounting fees and services is set forth in our Proxy Statement under the heading "Information Regarding Independent Registered Public Accounting Firm," and is incorporated herein by reference.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

        (1)     Financial Statements:

                Management's Report on Internal Control Over Financial Reporting...................    F-2

                Reports of Independent Registered Public Accounting Firm...........................    F-3

                Consolidated Balance Sheets........................................................    F-5

                Consolidated Statements of Operations..............................................    F-6

                Consolidated Statements of Shareholders' Equity..... ..............................    F-7

                Consolidated Statements of Cash Flows..............................................    F-9

                Notes to Consolidated Financial Statements.........................................   F-10

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
Exhibit
Number                                  Description
--------   ---------------------------------------------------------------------
  3.1      Amended and Restated Articles of Incorporation of the registrant(1)

  3.2      Bylaws of the registrant(1)

  10.1# Warrant Agreement dated as of April 25, 1996 between the registrant and Sherwin Seligsohn(2)

  10.2# Warrant Agreement dated as of April 25, 1996 between the registrant and Steven V. Abramson(2)

  10.3# Warrant Agreement dated as of April 25, 1996 between the registrant and Sidney D. Rosenblatt(2)

  10.4# Warrant Agreement dated as of April 25, 1996 between the registrant and Dean L. Ledger(2)

  10.5# Warrant Agreement dated as of April 25, 1996 between the registrant and Scott Seligsohn(3)

  10.6#* Warrant Agreement dated as of April 2, 1998 between the registrant and Steven V. Abramson

  10.7#* Warrant Agreement dated as of April 2, 1998 between the registrant and Sidney D. Rosenblatt

  10.8# Warrant Agreement dated as of April 18, 2000 between the registrant and Julia J. Brown(4)

  10.9#    Amendment No. 1 to Warrant Agreement between the registrant and Julia
           J. Brown, dated as of April 18, 2000(1)

  10.10# Change in Control Agreement dated as of April 28, 2003, between the registrant and Sherwin I. Seligsohn(5)

  10.11# Change in Control Agreement dated as of April 28, 2003, between the registrant and Steven V. Abramson(5)

  10.12# Change in Control Agreement dated as of April 28, 2003, between the registrant and Sidney D. Rosenblatt(5)

  10.13# Change in Control Agreement dated as of April 28, 2003, between the registrant and Julia J. Brown(5)

  10.14#*  Executive Performance Compensation Program, dated as of April 20,
           2004

  10.15    Stock Option Plan dated as of September 1, 1995(6)

  10.16 Amended and Restated Stock Option Plan (renamed the Equity Compensation Plan), dated as of June 14, 2004(7)

  10.17 1997 Research Agreement between the registrant and The Trustees of Princeton University(8)

  10.18 Amendment #1 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of November 14, 2000(9)

  10.19 Amendment #2 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of April 11, 2002(9)

  10.20 1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California(8)

  10.21 Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003(9)

  10.22 Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University dated as of July 19, 2000(10)

  10.23 Development and License Agreement dated as of October 1, 2000, between the registrant and PPG Industries, Inc. (11)

  10.24 Form of Warrant Agreement issuable by the registrant to PPG Industries, Inc. pursuant to the Development and License Agreement(11)

  10.25 Amendment Number 1 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of March 7, 2001(11)

  10.26 Amendment Number 2 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of October 15, 2002(12)

  10.27 Amendment Number 3 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of January 21, 2003(12)

  10.28 Amendment Number 4 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of April 11, 2003(13)

  10.29 Amendment Number 5 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of December 28, 2004(14)

  10.30 License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000 (10)

  10.31* Promissory Note issued to Wachovia Bank, National Association, dated as of December 1, 2004

  10.32    Terms and Conditions of Sale for Equipment Purchase(15)

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

  (1) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.

  (2) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

  (3) Filed as an Exhibit to Registration Statement (No. 333-120737) on Form S-3, filed with the SEC on November 24, 2004.

  (4) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

  (5) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 13, 2003.

  (6) Filed as an Exhibit to Registration Statement (No. 333-92649) on Form S-8, filed with the SEC on December 13, 1999.

  (7) Filed as an Exhibit to the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, filed with the SEC on April 26, 2004.

  (8) Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

  (9) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.

  (10) Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

  (11) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-50990) on Form S-3, filed with the SEC on March 7, 2001.

  (12) Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

  (13) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 13, 2003.

  (14) Filed as an Exhibit to Amendment No. 1 to Registration Statement (No. 333-120737) on Form S-3, filed with the SEC on January 25, 2005.

  (15) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 5, 2004.

        Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

(b) The exhibits required to be filed by us with this report are listed above.

(c) The consolidated financial statement schedules required to be filed by us with this report are listed above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     UNIVERSAL DISPLAY CORPORATION

                                     By:       /s/ Sidney D. Rosenblatt
                                            ------------------------------------
                                            Sidney D. Rosenblatt
                                            Executive Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Secretary

                                     Date:  March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                           Title                                             Date
--------------------------------       --------------------------------------------------                 ---------------

/s/ Sherwin I. Seligsohn               Chairman of Board and Chief Executive Officer                       March 14, 2005
--------------------------------
Sherwin I. Seligsohn


/s/ Steven V. Abramson                 President, Chief Operating Officer and Director                     March 14, 2005
--------------------------------
Steven V. Abramson


/s/ Sidney D. Rosenblatt               Executive Vice President, Chief Financial Officer,                  March 14, 2005
--------------------------------       Treasurer, Secretary and Director
Sidney D. Rosenblatt


/s/ Leonard Becker                     Director                                                            March 14, 2005
--------------------------------
Leonard Becker


/s/ Elizabeth H. Gemmill               Director                                                            March 14, 2005
--------------------------------
Elizabeth H. Gemmill


/s/ C. Keith Hartley                   Director                                                            March 14, 2005
--------------------------------
C. Keith Hartley


/s/ Lawrence Lacerte                   Director                                                            March 14, 2005
--------------------------------
Lawrence Lacerte

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

      Management's Report on Internal Control Over Financial Reporting...  F-2

      Reports of Independent Registered Public Accounting Firm...........  F-3

      Consolidated Balance Sheets........................................  F-5

      Consolidated Statements of Operations..............................  F-6

      Consolidated Statements of Shareholders' Equity....................  F-7

      Consolidated Statements of Cash Flows..............................  F-9

      Notes to Consolidated Financial Statements......................... F-10

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that the company's internal control over financial reporting was effective as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework issued by COSO.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

          Sherwin I. Seligsohn              Sidney D. Rosenblatt
          Chairman of the Board and         Executive Vice President and
           Chief Executive Officer           Chief Financial Officer

Dated:   March 3, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Universal Display Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Universal Display Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Universal Display Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Display Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2005

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,     December 31,
                                                                                     2004             2003
                                                                                 -------------    -------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  18,930,581    $  14,070,207
  Short-term investments                                                            26,258,463       12,811,704
  Accounts receivable                                                                2,588,279          805,602
  Inventory                                                                             19,941           33,044
  Other current assets                                                                 237,927          153,924
                                                                                 -------------    -------------
    Total current assets                                                            48,035,191       27,874,481

PROPERTY AND EQUIPMENT, net                                                          9,551,532        3,532,115
ACQUIRED TECHNOLOGY, net                                                             9,709,631       11,404,703
INVESTMENTS                                                                          2,290,451        3,255,574
RESTRICTED CASH                                                                      4,200,000               --
OTHER ASSETS                                                                           105,358          134,773
                                                                                 -------------    -------------
                                                                                 $  73,892,163    $  46,201,646
                                                                                 =============    =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Capital lease obligations                                                      $          --    $       3,886
  Current portion of long-term debt                                                    300,000               --
  Accounts payable                                                                     723,512          436,809
  Accrued expenses                                                                   3,697,432        2,020,210
  Deferred license fees                                                              1,766,667        1,266,667
  Deferred revenue                                                                     916,667          467,204
                                                                                 -------------    -------------
    Total current liabilities                                                        7,404,278        4,194,776

DEFERRED LICENSE FEES                                                                3,100,000        3,100,000
LONG-TERM DEBT, less current portion                                                 4,200,000               --
                                                                                 -------------    -------------
                                                                                    14,704,278        7,294,776
COMMITMENTS (Note 12)
SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
   200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000),
   300,000 shares of Series B Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series C-1 Convertible Preferred
   Stock authorized and none outstanding, 5,000 shares of Series D
   Convertible Preferred Stock authorized and none outstanding                           2,000            5,000
  Common Stock, par value $0.01 per share, 50,000,000 shares authorized,
   27,903,385 and 24,196,765 shares issued and outstanding                             279,034          241,968
  Additional paid-in-capital                                                       173,372,344      137,160,751
  Deferred compensation                                                                (17,446)              --
  Accumulated other comprehensive loss                                                 (79,837)         (38,837)
  Accumulated deficit                                                             (114,368,210)     (98,462,012)
                                                                                 -------------    -------------
    Total shareholders' equity                                                      59,187,885       38,906,870
                                                                                 -------------    -------------
                                                                                 $  73,892,163    $  46,201,646
                                                                                 =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                     --------------------------------------------------
                                                           2004              2003             2002
                                                     --------------    --------------    --------------
REVENUE:
  Contract research revenue                          $    2,621,636    $    1,420,984    $    1,468,958
  Development chemical revenue                            2,484,070         2,295,009           833,194
  Commercial chemical revenue                               147,600            68,160                --
  Royalty and license revenue                               403,070           159,040                --
  Technology development revenue                          1,350,537         2,650,000           182,796
                                                     --------------    --------------    --------------
    Total revenue                                         7,006,913         6,593,193         2,484,948
                                                     --------------    --------------    --------------
OPERATING EXPENSES:
  Cost of chemicals sold                                    155,283           110,503            39,676
  Research and development                               16,651,335        17,897,522        15,804,267
  General and administrative                              7,052,047         5,766,761         4,754,850
  Royalty expense                                           350,000           350,000           250,000
                                                     --------------    --------------    --------------
    Total operating expenses                             24,208,665        24,124,786        20,848,793
                                                     --------------    --------------    --------------
    Operating loss                                      (17,201,752)      (17,531,593)      (18,363,845)
                                                     --------------    --------------    --------------
INTEREST INCOME                                             795,620           162,356           429,356
INTEREST EXPENSE                                            (14,120)               --        (3,298,589)
DEBT CONVERSION AND EXTINGUISHMENT EXPENSE                       --                --       (10,011,780)
OTHER REVENUE                                                30,712            16,032                --
INCOME TAX BENEFIT                                          612,966                --           225,657
                                                     --------------    --------------    --------------
NET LOSS                                                (15,776,574)      (17,353,205)      (31,019,201)
                                                     --------------    --------------    --------------
DEEMED DIVIDENDS (Notes 8 and 10)                          (129,624)       (1,034,302)       (1,953,479)
                                                     --------------    --------------    --------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $  (15,906,198)   $  (18,387,507)   $  (32,972,680)
                                                     ==============    ==============    ==============
BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                                        $        (0.59)   $        (0.82)   $        (1.71)
                                                     ==============    ==============    ==============
WEIGHTED AVERAGE SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS PER COMMON SHARE             26,791,158        22,428,219        19,227,697
                                                     ==============    ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Series A                      Series B
                                                               Nonconvertible                  Convertible
                                                              Preferred Stock                Preferred Stock
                                                      -----------------------------   ------------------------------
                                                          Shares          Amount          Shares           Amount
                                                      -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 2001                                  200,000   $       2,000         300,000    $       3,000
  Exercise of common stock options and warrants                  --              --              --               --
  Issuance of common stock through direct
   offerings, net of expenses of $519,288                        --              --              --               --
  Reduction of conversion price of convertible
   notes                                                         --              --              --               --
  Deemed dividends                                               --              --              --               --
  Issuance of common stock in connection with the
   executive employee bonus                                      --              --              --               --
  Issuance of common stock options to non-employees              --              --              --               --
  Issuance of common stock, options and warrants
   in connection with the Development Agreements                 --              --              --               --
  Issuance of common stock upon conversion of
   Convertible Notes                                             --              --              --               --
  Issuance of common stock in connection with
   License Agreement                                             --              --              --               --
  Unrealized loss on available-for-sale securities               --              --              --               --
  Net loss                                                       --              --              --               --
                                                      -------------   -------------   -------------    -------------
  Comprehensive loss                                             --              --              --               --
                                                      -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 2002                                  200,000           2,000         300,000            3,000
  Exercise of common stock options and warrants                  --              --              --               --
  Issuance of common stock through direct
   offerings, net of expenses of $1,270,643                      --              --              --               --
  Deemed dividends                                               --              --              --               --
  Issuance of common stock to employees                          --              --              --               --
  Issuance of common stock and options to
   non-employees                                                 --              --              --               --
  Issuance of common stock, options and warrants
   in connection with the Development Agreements                 --              --              --               --
  Unrealized loss on available-for-sale securities               --              --              --               --
  Net loss                                                       --              --              --               --
                                                      -------------   -------------   -------------    -------------
  Comprehensive loss                                             --              --              --               --
                                                      -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 2003                                  200,000           2,000         300,000            3,000
  Exercise of common stock options and warrants                  --              --              --               --
  Issuance of common stock through direct
   offerings, net of expenses of $2,077,750                      --              --              --               --
  Deemed dividends                                               --              --              --               --
  Issuance of common stock to employees                          --              --              --               --
  Issuance of common stock and options to
   non-employees                                                 --              --              --               --
  Issuance of common stock to Board of Directors
   and Scientific Advisory Board                                 --              --              --               --
  Issuance of common stock, options and warrants in
   connection with the Development Agreements                    --              --              --               --
  Issuance of common stock upon conversion of
   Series B Preferred Stock                                      --              --        (300,000)          (3,000)
  Amortization of Deferred Compensation                          --              --              --               --
  Unrealized loss on available-for-sale securities               --              --              --               --
  Net loss                                                       --              --              --               --
                                                      -------------   -------------   -------------    -------------
  Comprehensive loss                                             --              --              --               --
                                                      -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 2004                                  200,000   $       2,000              --    $          --
                                                      =============   =============   =============    =============

                                                               Common Stock             Additional
                                                      -----------------------------      Paid-in
                                                          Shares          Amount         Capital
                                                      -------------   -------------   -------------
BALANCE, DECEMBER 31, 2001                               18,093,124   $     180,931   $  85,016,601
  Exercise of common stock options and warrants              22,533             225         104,007
  Issuance of common stock through direct
   offerings, net of expenses of $519,288                 1,660,466          16,605       8,038,581
  Reduction of conversion price of convertible
   notes                                                         --              --       7,441,547
  Deemed dividends                                               --              --       1,953,479
  Issuance of common stock in connection with the
   executive employee bonus                                   2,000              20          16,130
  Issuance of common stock options to non-employees              --              --         461,899
  Issuance of common stock, options and warrants
   in connection with the Development Agreements            364,043           3,641       5,380,019
  Issuance of common stock upon conversion of
   Convertible Notes                                      1,375,246          13,752       5,057,409
  Issuance of common stock in connection with
   License Agreement                                          8,000              80          71,736
  Unrealized loss on available-for-sale securities               --              --              --
  Net loss                                                       --              --              --
                                                      -------------   -------------   -------------
  Comprehensive loss                                             --              --              --
                                                      -------------   -------------   -------------
BALANCE, DECEMBER 31, 2002                               21,525,412         215,254     113,541,408
  Exercise of common stock options and warrants             317,302           3,173       1,197,879
  Issuance of common stock through direct
   offerings, net of expenses of $1,270,643               2,012,500          20,125      14,809,232
  Deemed dividends                                               --              --       1,034,302
  Issuance of common stock to employees                      19,141             191         261,330
  Issuance of common stock and options to
   non-employees                                                 50               1          83,912
  Issuance of common stock, options and warrants
   in connection with the Development Agreements            322,360           3,224       6,232,688
  Unrealized loss on available-for-sale securities               --              --              --
  Net loss                                                       --              --              --
                                                      -------------   -------------   -------------
  Comprehensive loss                                             --              --              --
                                                      -------------   -------------   -------------
BALANCE, DECEMBER 31, 2003                               24,196,765         241,968     137,160,751
  Exercise of common stock options and warrants             467,599           4,676       2,918,964
  Issuance of common stock through direct
   offerings, net of expenses of $2,077,750               2,550,000          25,500      28,496,749
  Deemed dividends                                               --              --          46,176
  Issuance of common stock to employees                      64,750             647         870,332
  Issuance of common stock and options to
   non-employees                                                 --              --          (5,485)
  Issuance of common stock to Board of Directors
   and Scientific Advisory Board                             38,000             380         643,340
  Issuance of common stock, options and warrants in
   connection with the Development Agreements               167,355           1,674       3,242,706
  Issuance of common stock upon conversion of
   Series B Preferred Stock                                 418,916           4,189          (1,189)
  Amortization of Deferred Compensation                          --              --              --
  Unrealized loss on available-for-sale securities               --              --              --
  Net loss                                                       --              --              --
                                                      -------------   -------------   -------------
  Comprehensive loss                                             --              --              --
                                                      -------------   -------------   -------------
BALANCE, DECEMBER 31, 2004                               27,903,385   $     279,034   $ 173,372,344
                                                      =============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Deferred
                                                                             Compensation and
                                                                               Accumulated
                                                                                  Other
                                                            Accumulated       Comprehensive
                                                              Deficit              Loss           Total Equity
                                                          ---------------    ----------------    ---------------
BALANCE, DECEMBER 31, 2001                                $   (47,101,825)   $         (3,925)   $    38,096,782
  Exercise of common stock options and warrants                        --                  --            104,232
  Issuance of common stock through direct offerings,
   net of expenses of $519,288                                         --                  --          8,055,186
  Reduction of conversion price of convertible notes                   --                  --          7,441,547
  Deemed dividends                                             (1,953,479)                 --                 --
  Issuance of common stock in connection with the
   executive employee bonus                                            --                  --             16,150
  Issuance of common stock options to non-employees                    --                  --            461,899
  Issuance of common stock, options and warrants in
   connection with the Development Agreements                          --                  --          5,383,660
  Issuance of common stock upon conversion of
   Convertible Notes                                                   --                  --          5,071,161
  Issuance of common stock in connection with
   License Agreement                                                   --                  --             71,816
  Unrealized loss on available-for-sale securities                     --             (14,661)           (14,661)
  Net loss                                                    (31,019,201)                 --        (31,019,201)
                                                          ---------------    ----------------    ---------------
  Comprehensive loss                                                   --                  --        (31,033,862)
                                                          ---------------    ----------------    ---------------
BALANCE, DECEMBER 31, 2002                                    (80,074,505)            (18,586)        33,668,571
  Exercise of common stock options and warrants                        --                  --          1,201,052
  Issuance of common stock through direct offerings,
   net of expenses of $1,270,643                                       --                  --         14,829,357
  Deemed dividends                                             (1,034,302)                 --                 --
  Issuance of common stock to employees                                --                  --            261,521
  Issuance of common stock and options to non-employees                --                  --             83,913
  Issuance of common stock, options and warrants in
  connection with the Development Agreements                           --                  --          6,235,912
  Unrealized loss on available-for-sale securities                     --             (20,251)           (20,251)
  Net loss                                                    (17,353,205)                 --        (17,353,205)
                                                          ---------------    ----------------    ---------------
  Comprehensive loss                                                   --                  --        (17,373,456)
                                                          ---------------    ----------------    ---------------
BALANCE, DECEMBER 31, 2003                                $   (98,462,012)   $        (38,837)   $    38,906,870
  Exercise of common stock options and warrants                        --                  --          2,923,640
  Issuance of common stock through direct offerings,
   net of expenses of $2,077,750                                       --                  --         28,522,249
  Deemed dividends                                               (129,624)                 --            (83,448)
  Issuance of common stock to employees                                --            (353,513)           517,466
  Issuance of common stock and options to non-employees                --                  --             (5,485)
  Issuance of common stock to Board of Directors and
   Scientific Advisory Board                                           --                  --            643,720
  Issuance of common stock, options and warrants in
   connection with the Development Agreements                          --                  --          3,244,380
  Issuance of common stock upon conversion of Series B
   Preferred Stock                                                     --                  --                 --
  Amortization of Deferred Compensation                                --             336,067            336,067
  Unrealized loss on available-for-sale securities                     --             (41,000)           (41,000)
  Net loss                                                    (15,776,574)                 --        (15,776,574)
                                                          ---------------    ----------------    ---------------
  Comprehensive loss                                                   --                  --        (15,817,574)
                                                          ---------------    ----------------    ---------------
BALANCE, DECEMBER 31, 2004                                $  (114,368,210)   $        (97,283)   $    59,187,885
                                                          ===============    ================    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                               -----------------------------------------------------
                                                                    2004               2003               2002
                                                               ---------------    ---------------    ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                       $   (15,776,574)   $   (17,353,205)   $   (31,019,201)
Non-cash charges to statement of operations:
  Depreciation                                                       1,398,636          2,042,783          1,848,552
  Amortization of intangibles                                        1,695,072          1,695,072          1,695,072
  Amortization of discounts on Convertible Promissory Notes                 --                 --         13,044,467
  Amortization of premium and discount on investments                  (24,143)            61,090                 --
  Issuance of common stock to employees                              1,738,549            267,593                 --
  Issuance of common stock options and warrants for services            (5,484)            77,842            542,568
  Issuance of common stock in connection with executive
   Compensation                                                             --                 --             16,150
  Issuance of common stock, options and warrants in
   connection with Development Agreement                             3,356,146          6,104,581          5,487,515
  Issuance of common stock to Board of Directors and
   Scientific Advisory Board                                           643,720                 --                 --
  Issuance of common stock in connection with License
   Agreement                                                                --                 --             71,816
(Increase) decrease in assets:
  Accounts receivable                                               (1,782,677)          (142,780)          (121,967)
  Inventory                                                             13,103            (33,044)                --
  Other current assets                                                 (84,003)            23,295             97,932
  Other assets                                                          29,415             (1,010)          (113,638)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                883,694          1,115,174           (352,402)
  Deferred license fees                                                500,000            200,000          3,766,667
  Deferred revenue                                                     449,463            145,000            272,204
                                                               ---------------    ---------------    ---------------
Net cash used in operating activities                               (6,965,083)        (5,797,609)        (4,764,265)
                                                               ---------------    ---------------    ---------------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Purchases of property and equipment                               (7,418,053)          (957,328)        (1,169,945)
  Purchase of intangibles                                                   --                 --                 --
  Purchases of investments                                         (48,653,858)       (19,219,160)        (6,900,698)
  Proceeds from sale of investments                                 36,155,365          8,113,192          6,359,585
  Restricted cash                                                           --                 --         15,162,414
                                                               ---------------    ---------------    ---------------
Net cash (used in) provided by investing activities                (19,916,546)       (12,063,296)        13,451,356
                                                               ---------------    ---------------    ---------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                        28,522,249         14,829,357          8,055,186
  Payments for Convertible Promissory Notes                                 --                 --         (8,819,997)
  Proceeds from Loan                                                 4,500,000                 --                 --
  Restricted Cash                                                   (4,200,000)                --                 --
  Proceeds from the exercise of common stock options
   and warrants                                                      2,923,640          1,201,052            104,232
  Principal payments on capital lease                                   (3,886)            (4,713)            (4,228)
                                                               ---------------    ---------------    ---------------
Net cash provided by (used in) financing activities                 31,742,003         16,025,696           (664,807)
                                                               ---------------    ---------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,860,374         (1,835,209)         8,022,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      14,070,207         15,905,416          7,883,132
                                                               ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    18,930,581    $    14,070,207    $    15,905,416
                                                               ===============    ===============    ===============
Cash paid for interest                                         $            --    $            --    $       281,106
                                                               ===============    ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of organic light emitting diode ("OLED"), technologies for use in a variety of flat panel display and other applications.

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. On December 1, 2004, the Company acquired the entire building at which the facility is located. The Company currently occupies approximately one-half of the 41,000 square feet of space in the building, and is in the process of expanding its operations into an additional 12,000 square feet in the building.

The Company also leases approximately 1,600 square feet of laboratory space in South Brunswick, New Jersey, and 850 square feet of office space in Coeur d'Alene, Idaho.

The Company also sponsors substantial OLED technology research being conducted at Princeton University and at the University of Southern California ("USC") (on a subcontract basis with Princeton University), pursuant to a Research Agreement between the Company and the Trustees of Princeton University dated October 9, 1997 (as amended, the "1997 Research Agreement") (Note 3).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiary, UDC, Inc. All intercompany transactions and accounts have been eliminated.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $79,837 and $38,837 at December 31, 2004 and 2003, respectively.

RESTRICTED CASH

At December 31, 2004, the Company had $4,500,000 of restricted cash, of which $4,200,000 was classified as a noncurrent asset. The restricted cash serves as collateral for a note payable in connection with the purchase of building and property at which our main facility is located. The cash is held by the issuing bank, is restricted, as to withdrawal or use, up to the outstanding balance of the note, and is currently invested in corporate bonds. Income from these investments is paid to the Company. The current portion of restricted cash of $300,000 is classified as cash and cash equivalents and represents the amount of the current liability due under the note.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. Short-term and long-term investments and restricted cash are recorded at fair market value. The carrying amount of the long-term debt approximates fair value as the debt interest is a floating rate.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful life of thirty years for building, three to seven years for office and lab equipment, furniture and fixtures, fifteen years for building improvements, and the lesser of the lease term or useful life for capital leases. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Property and equipment consist of the following:

                                                 December 31,
                                      --------------------------------
                                           2004              2003
                                      --------------    --------------
     Land                             $      820,000    $           --
     Building and improvements             6,795,900         2,058,670
     Office and lab equipment              6,821,988         6,670,220
     Furniture and fixtures                  225,335           222,106
     Construction-in-progress              1,844,536           206,628
                                      --------------    --------------
                                          16,507,759         9,157,624
     Less: Accumulated depreciation       (6,956,227)       (5,625,509)
                                      --------------    --------------
     Property and Equipment, net      $    9,551,532    $    3,532,115
                                      ==============    ==============

Depreciation expense was $1,398,636, $2,042,783 and $1,848,552 for the years ended December 31, 2004, 2003 and 2002, respectively.

Construction-in-progress consists of costs incurred for the expansion of the Company's current space and for the acquisition of lab equipment for the Company's facility. Upon completion of construction or commencement of operation of the lab equipment, the cost associated with such assets will be depreciated over their estimated useful lives.

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

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

                                                December 31,
                                      --------------------------------
                                           2004             2003
                                      --------------    --------------
     PD-LD, Inc.                      $    1,481,250    $    1,481,250
     Motorola, Inc.                       15,469,468        15,469,468
                                      --------------    --------------
                                          16,950,718        16,950,718
     Less: Accumulated amortization       (7,241,087)       (5,546,015)
                                      --------------    --------------
     Acquired Technology, net         $    9,709,631    $   11,404,703
                                      ==============    ==============

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years. Amortization expense was $1,695,072 for each of the years ended December 31, 2004, 2003 and 2002. For each of the five succeeding fiscal years, amortization expense will be $1,695,072.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2004, management of the Company believed that no revision to the remaining useful lives or write-down of the Company's long-lived assets was required, and no such revisions were required in 2003 and 2002.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common stock shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into common stock. For the years ended December 31, 2004, 2003 and 2002, the effects of the exercise of outstanding stock options and warrants of 3,269,043 and 5,153,154, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

Commercial chemical revenues represent sales of OLED materials to display manufacturers for the production of commercial products. These revenues are recognized at the time of shipment, or at time of delivery and passage of title, depending upon the contractual agreement between the parties.

The Company receives non-refundable advanced payments in connection with certain technology development and evaluation agreements and license agreements it enters into. Certain of these payments are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and are deferred until such license agreements are executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues would then be recorded over the expected life of the licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement. Advanced payments received under technology development and evaluation agreements that are not creditable against license fees are deferred and revenue is recognized over the term of the agreement as technology development revenue.

Royalty revenue is received from OVPD equipment sold under a development and license agreement with Aixtron AG. This revenue is recognized upon notification of equipment sold and royalties due from Aixtron AG.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                                2004             2003             2002
                                                           --------------   --------------   --------------
Development and operations in the Company's facility       $    7,892,810   $    7,212,400   $    6,189,638
Patent application expenses                                     2,011,718        1,595,722        1,282,803
Costs incurred to Princeton University and USC under
 the 1997 Research Agreement (Note 3)                             679,910          933,156          859,339
PPG Development and License Agreement (Note 7)                  4,066,905        6,461,172        5,487,515
Amortization of intangibles                                     1,695,072        1,695,072        1,695,072
Scientific Advisory Board Compensation                            304,920               --          289,900
                                                           --------------   --------------   --------------
                                                           $   16,651,335   $   17,897,522   $   15,804,267
                                                           ==============   ==============   ==============

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                              2004              2003              2002
                                                           --------------   --------------   --------------
Unrealized loss on available-for-sale securities           $       41,000   $       20,251   $       14,661
Deemed dividends (Notes 8 and 10)                                 129,624        1,034,302        1,953,479
Warrants issued for expenses on registered direct
 offering                                                              --          314,112               --
Reduction of conversion price of Convertible Notes
 (Note 9)                                                              --               --        7,441,547

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

STOCK OPTIONS

The Company accounts for its stock option plans (Note 10) under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees when the option price equals the fair market value of the Company's stock price on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non- employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS 123 and EITF 96-18 require that the Company account for its option and warrant grants to non- employees based on the fair value of the options and warrants granted.

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

                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                                2004             2003             2002
                                                           --------------   --------------   --------------
Net loss applicable to Common shareholders:
  As reported                                              $  (15,906,198)  $  (18,387,507)  $  (32,972,680)
  Add stock-based employee compensation expense
   included in reported net income, net of tax                  2,077,349        1,018,086               --
  Deduct total stock-based employee compensation
   expense determined under fair-value-based method
   for all rewards, net of tax                                 (6,883,549)      (3,325,377)      (3,056,777)
                                                           --------------   --------------   --------------
  Pro forma                                                   (20,712,398)     (20,694,798)     (36,029,457)
                                                           ==============   ==============   ==============
Basic and diluted net loss per share:
  As reported                                              $        (0.59)  $        (0.82)  $        (1.71)
  Pro forma                                                         (0.77)           (0.92)           (1.87)

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                2004             2003             2002
                                                           --------------   --------------   --------------
Risk-free interest rate                                           3.8-4.3%         2.6-3.8%         3.3-5.0%
Volatility                                                        86.3-94%              94%              94%
Expected dividend yield                                                 0%               0%               0%
Expected option life                                              7 years          7 years          7 years

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, Inventory Costs , which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have an impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provision of SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of SFAS No. 153 will not have an impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, is set forth above. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it in 2005, as required. The Company believes that the adoption of SFAS No. 123R will have a significant impact on its financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY:

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

The Company paid Princeton University $4,481,641 under the 1994 Sponsored Research Agreement and the 1997 Research Agreement (Note 1) between them through the period ending on July 31, 2002. In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due.

Pursuant to a License Agreement between the Trustees of Princeton University and ABC dated August 1, 1994 (as amended, the "1994 License Agreement"), Princeton University granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on a pending patent application of Princeton University relating to OLED technology. Under the 1994 License Agreement, Princeton University further granted ABC similar license rights with respect to patent applications and issued patents arising out of work performed by Princeton University under the 1994 Sponsored Research Agreement. ABC assigned its rights and obligations under the 1994 License Agreement to the Company in June 1995. On October 9, 1997, the Company and Princeton University entered into an Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the "1997 Amended License Agreement"). Under the 1997 Amended License Agreement, Princeton University granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

Under the 1997 Amended License Agreement with Princeton University and the University of Southern California ("USC"), the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company's sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to

OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED display manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's common stock (valued at $4,412,500), 300,000 shares of the Company's Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company's common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black- Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola (Note 12). Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company's discretion, in either all cash or 50% cash and 50% in shares of the Company's common stock. The number of shares of common stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company's common stock over the 10 trading days ending two business days prior to the date the common stock is issued. Since the minimum royalty exceeded the actual royalties for the year ended December 31, 2004 and 2003, the Company accrued $250,000 each year in royalty expense. For the two-year period ending on December 31, 2002, the Company issued to Motorola 8,000 shares of the Company's common stock, valued at $71,816, and paid Motorola $78,184 in cash to satisfy the minimum royalty obligation of $150,000.

5. ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2004            2003
                                                     ------------   ------------
     Accrued professional fees                       $    505,828   $    160,203
     Compensation                                       2,063,705      1,169,818
     Research and development agreements                  245,484        133,715
     Accrued minimum royalties                            600,000        350,000
     Other                                                282,415        206,474
                                                     ------------   ------------
                                                     $  3,697,432   $  2,020,210
                                                     ============   ============

6. LONG-TERM DEBT

                                                            December 31,
                                                     ---------------------------
                                                         2004            2003
                                                     ------------   ------------
     Note payable to bank in monthly
      installments of $25,000, plus
      interest at LIBOR plus 1.25% (3.65% at
      December 31, 2004), due in December 2009,
      secured by restricted cash                     $  4,500,000        $    --
                                                     ------------   ------------
                                                        4,500,000             --
        Less: current portion                             300,000             --
                                                     ------------   ------------
        Long-term debt                               $  4,200,000        $    --
                                                     ============   ============

Future maturities of long-term debt as of December 31, 2004 are as follows:

           2005               $    300,000
           2006                    300,000
           2007                    300,000
           2008                    300,000
           2009                  3,300,000
                              ------------
     Total                    $  4,500,000

7. COMMON STOCK AND WARRANTS ISSUED UNDER THE PPG DEVELOPMENT AND LICENSE
AGREEMENT:

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

In accordance with the agreement, during the first quarter of each of 2004, 2003 and 2002, the Company issued to PPG 157,609, 305,715 and 344,379 shares of the Company's common stock as consideration for services required to be provided by PPG under the Development and License Agreement in 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company recorded the issuance of these shares as a charge of $1,626,003, $3,176,565 and $2,858,063 to research and development expense based on the fair value of the common stock as it was earned. The Company issued an additional 27,276, 9,746 and 16,645 shares of its common stock to PPG on February 15, 2005, 2004 and 2003, based on a final accounting for actual costs incurred by PPG in 2004, 2003 and 2002, respectively. Accordingly, the Company accrued $245,484, $133,715 and $131,329 of additional research and development expense as of December 31, 2004, 2003 and 2002, respectively, based on the fair value of these additional shares.

In further consideration of the services performed by PPG under the Development and License Agreement, the Company is required to issue warrants to PPG to acquire shares of the Company's common stock. The number of warrants earned and issued is based on the number of shares of common stock earned by, and issued to, PPG by the Company during each calendar year of the term of the agreement. Accordingly, the Company recorded charges to research and development expense of $1,296,748, $2,692,418 and $2,263,737 during the years ended December 31, 2004,
2003 and 2002, respectively. These charges were recorded based on the estimated fair value of warrants that were earned by PPG during each of 2004, 2003 and 2002. As a result, PPG earned warrants to acquire 184,885, 315,461 and 361,024 shares of the Company's common stock at exercise prices of $24.28, $10.39 and $10.14 respectively. The warrants vest immediately and each have a contractual term of seven years. The warrants were issued on February 15, 2005, 2004 and 2003, respectively. The Company determined the fair value of the warrants earned during each of 2004, 2003 and 2002 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.4-4.2%, 3.0-3.8% and 3.3%-5.4%, (2) no expected dividend yield, (3) expected life of seven years, and (4) expected volatility of 86.3-94%,94% and 94%, respectively.

Also, in accordance with the agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals supplied to the Company. The Company recorded $710,759 and $222,875 in research and development expenses related to these costs during the years ended December 31, 2004 and 2003, respectively.

The Company is required to grant options to purchase the Company's common stock to PPG employees performing services for the Company under the Development and License Agreement.

On December 17, 2001, the Company granted to PPG employees performing services under the agreement options to purchase 26,333 shares of the Company's common stock at an exercise price of $8.56 per share. During 2002, the Company recorded $176,779 in research and development expense related to these options.

On September 23, 2002, the Company granted options to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company's common stock at an exercise price of $5.45. During 2003 and 2002 respectively, the Company recorded $229,355 and $57,607 in research and development expense related to these options.

On April 20, 2004 and December 23, 2003, the Company granted to PPG employees performing development services under the agreement options to purchase 4,000 and 21,000 shares, respectively, of the Company's common stock at exercise prices of $13.28 and $13.92, respectively. During 2004 and 2003, the Company recorded charges of $187,911 and $6,244, respectively, to research and development expense for the fair market value of these options, as determined in accordance with the Black-Scholes option-pricing model.

The Company determined the fair value of the options earned during 2004, 2003 and 2002, respectively, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.3-4.4%, 3.7%-4.3% and 3.7%-3.8%, (2) no expected dividend yield, (3) expected life of 10 years, and
(4) expected volatility of 94%, respectively. Subject to certain contingencies, all of these options vest one year from the date of grant and expire 10 years from the date of issuance.

8. SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED
STOCK:

SERIES A NONCONVERTIBLE PREFERRED STOCK

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock ("Series A") to American Biomimetics Corporation, pursuant to a certain Technology Transfer Agreement. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company's Board of Directors. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. The Series A shares were valued at $1.75 per share, which was based upon an independent appraisal.

SERIES B CONVERTIBLE PREFERRED STOCK

In 2000, the Company issued 300,000 shares of Series B Convertible Preferred Stock ("Series B") to Motorola (Note 4). On October 6, 2004, all 300,000 shares of the Series B were automatically converted into 418,916 shares of the Company's common stock.

The Series B shares rank senior to the common stock and any other capital stock of the Company ranking junior to the Series B shares as to dividends and upon liquidation, dissolution or winding up. There are no restrictions upon the Company to create any other class of stock ranking equivalent or senior to the Series B shares. The Series B shares have a liquidation value of $21.48 per share, plus accrued and unpaid dividends. Holders of Series B shares are entitled to that number of votes equal to the largest number of whole shares of common stock into which the Series B shares could be converted on matters which shareholders are generally entitled to vote. The Series B shareholders are entitled to dividends that are declared or paid to holders of the common stock.

Each share of the Series B shares was convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as was determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. Of the 300,000 shares of the Series B, 75,000 shares become convertible on each of September 29, 2001, 2002, 2003 and 2004, with all outstanding shares of the Series B being convertible into shares of the Company's common stock on September 29, 2004. The conversion price for the Series B shares was initially the original issuance price per share of the common stock, but was subject to change if the average price of the common stock fell below $12.00 for the 30 trading days ending two business days prior to the relevant vesting date, regardless of prior changes to the conversion price. The Company had the option to pay Series B shareholders an amount of cash equal to the difference between $12.00 and the average price of the common stock, multiplied by the number of shares of common stock into which the Series B shares would be convertible. Two business days prior to the September 29, 2004, 2003 and 2002 conversion dates, the Company's average stock price for the preceding 30 trading days was $8.86, $9.27 and $5.50, respectively. As such, the original conversion price was adjusted in accordance with the conversion terms of the Series B, the conversion prices were reduced to $15.86, $16.59 and $9.85, respectively, resulting in an additional 26,576, 22,107 and 88,553 shares of common stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature ("CBCF") in accordance with EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company's common stock on the commitment date of September 29, 2000, which was $22.06. Accordingly, the Company recorded a CBCF in an amount of $487,680 and $1,953,479 in 2003 and 2002, respectively. The CBCF was treated as a deemed dividend to the Series B shareholders. In 2004, the Company made a cash payment of $83,448 in lieu of reducing the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend.

9. CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK:

On August 22, 2001, the Company closed on a private placement financing transaction with two investors whereby the Company sold two Convertible Promissory Notes ("Notes"), Series C Convertible Preferred Stock ("Series C"), and warrants to purchase the Company's common stock for a total of $20,000,000. The Company accounted for this financing transaction as a package sale and allocated the cash proceeds received to the Notes, the Series C shares and the warrants to acquire common stock based on the relative fair value of each instrument. In December 2001, the holders converted all of the Series C shares into 535,704 shares of the Company's common stock.

The Company issued two $7,500,000 Notes, each with a maturity date of August 22, 2004. The Notes were convertible into shares of the Company's common stock at an initial conversion price of $13.97 per share, with such conversion price subject to change based on anti-dilution provisions and other adjustments.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"), the Company allocated the proceeds from the private placement financing transaction to the Series C shares, the Notes and the warrants based on their relative fair values as of the commitment date. The fair value of the Notes was determined based on a three-year discounted cash flow analysis using a risk-adjusted interest rate of 11%. The Company determined the relative fair value of the Notes to be $9,857,006. The resulting original issuance discount ("OID") of $5,142,994 was amortized as interest expense, using the effective interest method, over the maturity period of three years. During the year ended December 31, 2002, the Company recognized non-cash charges to interest expense of $1,819,989 for amortization of the OID.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27") and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the allocation of the proceeds to the Notes, the Company determined that the Notes contained a beneficial conversion feature ("BCF"). The BCF existed at the commitment date due to the fact that the carrying value of the Notes, after the initial allocation of the proceeds, was less than the fair market value of the common stock that was issuable upon conversion. Accordingly, the Company recorded a $3,258,468 BCF as a debt discount on the commitment date. The BCF debt discount was being amortized as interest expense, using the effective interest method, over the maturity period of three years. During the year ended December 31, 2002, the Company recognized non-cash charges to interest expense of $1,212,697, for amortization of the BCF.

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

10. SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS:

SHAREHOLDERS' EQUITY

In August and September 2002, the Company completed registered direct offerings (the "Offerings") of 1,277,014 and 383,452 shares, respectively, of common stock at $5.09 and $5.41 per share, respectively. The completion of the Offerings resulted in aggregate proceeds to the Company of $8,055,186, net of $519,288 in costs associated with the completion of the Offerings.

In August 2003, the Company sold 2,012,500 shares of the Company's common stock in a registered direct offering, resulting in gross proceeds of $16,100,000. Costs of raising the capital were $1,270,643. The common stock was issued at $8.00 per share. In addition, the Company issued a warrant to purchase 50,313 shares of the Company's common stock, with a fair value of $314,112, to the placement agent. The offering was deemed dilutive under the terms of certain warrants the Company had previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company accounted for the change as a deemed dividend of $546,622.

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

In February 2004, the Company issued to PPG a warrant to purchase 315,461 shares of the Company's common stock and in March 2004, it sold 2,500,000 shares of its common stock in a public offering. These transactions were deemed dilutive under the terms of a warrant the Company had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. The Company treated this occurrence as a deemed dividend of $46,176.

In September 2004, in accordance with the terms of the Series B, the Company made a cash payment to Motorola in the amount of $83,448 to take into account a conversion adjustment for 75,000 shares of the Series B that became convertible into the Company's common stock. The Company made the payment in lieu of reducing the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend.

EQUITY COMPENSATION PLAN

In 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), under which options to purchase a maximum of 500,000 shares of the Company's common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through 2004, the Company's shareholders have approved increases in the number of shares of reserved for issuance under the 1995 Plan to 5,400,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The 1995 Plan provides for the granting of both incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than ten years from the grant date.

OPTION ACTIVITY

The following table summarizes the stock option activity for 2004, 2003 and 2002 for all grants under the Equity Compensation Plan:

                             Exercise       Year of
     Year     Granted          Price       Expiration   Exercised     Forfeited    Exercisable     Outstanding
     ----   ------------  --------------- ------------ ------------ -------------  ------------    -----------
     2004        302,500    $  9.04-17.43     2014               --            --       270,500        302,500
     2003        337,625       6.65-13.92     2013              750            --       224,375        336,875
     2002        606,750       5.45-11.17     2012           86,665            --       490,171        520,085


The following tables summarize the stock options grant activity for each year for 2004, 2003 and 2002 for grants under the Equity Compensation Plan:

2004 grants and activity through December 31, 2004:

                                                Exercise      Year of
Grantee                          Granted         Price       Expiration    Exercised   Exercisable     Outstanding
----------------------         ------------   ------------  ------------   ----------  -----------     -----------
Employees and Officers              198,500   $ 9.04-17.43     2014               --       166,500         198,500
Board of Directors                  100,000          16.94     2014               --       100,000         100,000
PPG Employees                         4,000          13.28     2014               --         4,000           4,000 (A)
                               ------------                                ----------  -----------     -----------
Totals                              302,500                                       --       270,500         302,500
                               ============                                ==========  ===========     ===========

(A) See Note 7.

2003 grants and activity through December 31, 2004:

                                                Exercise      Year of
Grantee                          Granted         Price       Expiration    Exercised   Exercisable     Outstanding
----------------------         ------------   ------------  ------------   ----------  -----------     -----------
Employees and Officers              315,625   $ 6.65-13.92     2013              750       202,375         314,875
Consultants                           1,000     7.00-13.92     2013               --         1,000           1,000 (A)
PPG Employees                        21,000          13.92     2013               --        21,000          21,000 (B)
                               ------------                                ---------   -----------     -----------
Totals                              337,625                                      750       224,375         336,875
                               ============                                =========   ===========     ===========

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

(B) See Note 7.

2002 grants and activity through December 31, 2004:

                                        Exercise       Year of
Grantee                  Granted         Price        Expiration    Exercised    Exercisable    Outstanding
----------------------   --------   ---------------   ----------   ----------   ------------   --------------
Employees and Officers    405,000      $ 5.45-11.17         2012       79,250        295,836          325,750
Board of Directors         80,000              5.45         2012           --         80,000           80,000
Scientific Advisory Board  60,000              5.45         2012           --         60,000           60,000 (A)
Consultants                31,750         5.45-9.94         2012          500         31,250           31,250 (B)
PPG                        30,000              5.45         2012        6,915         23,085           23,085 (C)
                         --------                                  ----------   ------------   --------------
Totals                    606,750                                      86,665        490,171          520,085
                         ========                                  ==========   ============   ==============

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

(C) See Note 7.

The following table summarizes all stock option activity for 2004, 2003 and 2002:

                                              2004                        2003                          2002
                                   --------------------------   --------------------------   --------------------------
                                                     Weighted                    Weighted                     Weighted
                                                      Average                     Average                      Average
                                                     Exercise                    Exercise                     Exercise
                                      Shares           Price       Shares          Price        Shares          Price
                                   ------------    ----------   ------------    ----------   ------------    ----------
Outstanding at beginning of year      3,134,444    $     8.05      3,014,019    $     7.25      2,422,769    $     7.58
Granted                                 302,500         16.58        337,625         12.49        606,750          5.87
Exercised                              (167,901)         5.01       (214,200)         3.73        (15,500)         4.67
Forfeited                                    --            --         (3,000)        12.00             --            --
                                   ------------    ----------   ------------    ----------   ------------    ----------
Outstanding at end of year            3,269,043          8.99      3,134,444          8.05      3,014,019          7.25
                                   ============    ==========   ============    ==========   ============    ==========
Exercisable at end of year            3,072,629          8.77      2,873,944          6.22      2,814,499          6.88
                                   ============    ==========   ============    ==========   ============    ==========
Available for future grant            1,446,851                    1,052,101                      605,937
                                   ============                 ============                 ============
Weighted average fair value of
 options granted                                   $    13.46                   $    10.37                   $     4.69
                                                   ==========                   ==========                   ==========

The weighted average remaining contractual life for options outstanding as of December 31, 2004, 2003 and 2002 was six, seven and seven years, respectively.

COMMON STOCK WARRANTS

The following table summarizes all of the warrant activity for 2004, 2003 and 2002 for all grants in each year:

                             Exercise       Year of
    Year       Granted        Price       Expiration     Exercised     Forfeited    Exercisable    Outstanding
   ------   ------------  ------------    -----------  ------------    ---------    -----------    -----------
    2004         315,461  $      10.39           2011            --           --        315,461        315,461
    2003         411,337    8.00-10.14      2008-2010            --           --        411,337        411,337
    2002         121,843         24.28           2009            --           --        121,843        121,843

WARRANT ACTIVITY

The following table summarizes the stock warrant activity for 2004, 2003 and 2002:

2004 grants and activity through December 31, 2004:

                          Exercise       Year of
  Grantee   Granted        Price       Expiration    Exercised    Forfeited    Exercisable     Outstanding
  -------  ---------     --------      ----------    ---------    ---------    -----------   ------------
     PPG    315,461       $ 10.39            2011          --            --        315,461         315,461 (A)
           =========                                 =========    =========    ===========  =============

(A) See Note 7.

2003 grants and activity through December 31, 2004:

                                           Exercise       Year of
  Grantee                      Granted       Price       Expiration    Exercised    Forfeited    Exercisable     Outstanding
----------------------------  --------     --------      ----------    ---------    ---------    -----------   ------------
PPG                            361,024     $  10.14            2010           --           --        361,024        361,024 (A)
Private Placement Agent fees    50,313         8.00            2008           --           --         50,313         50,313
                              --------                                 ---------    ---------    -----------   ------------
Totals                         411,337                                        --           --        411,337        411,337
                              ========                                 =========    =========    ===========   ============

(A) See Note 7.

2002 grants and activity through December 31, 2004:

                                           Exercise       Year of
  Grantee                      Granted       Price       Expiration    Exercised    Forfeited    Exercisable     Outstanding
----------------------------  --------     --------      ----------    ---------    ---------    -----------   ------------
PPG                            121,843     $ 24.28             2009          --            --        121,843        121,843 (A)
                              ========                                 =========    =========    ===========   ============

(A) See Note 7.

11. RESEARCH CONTRACTS:

Contract research revenue consists of the following:

                                                                        December 31,
                                                     --------------------------------------------------
                                                          2004              2003              2002
                                                     --------------    --------------    --------------
U.S. Army                                            $      776,284    $      610,885    $      468,618
Army Research Laboratory (ARL)                              759,767           594,789           129,320
Department of Energy (DoE)                                  725,793           215,310            43,552
Air Force Research Laboratory (AFRL)                        343,793                --                --
Department of Defense Advanced Research Projects             15,999                --           827,468
 Agency (DARPA)                                      --------------    --------------    --------------
                                                     $    2,621,636    $    1,420,984    $    1,468,958
                                                     ==============    ==============    ==============

12. COMMITMENTS:

LEASE COMMITMENTS

The Company has several operating lease arrangements for office space and equipment. Total rent expense was $371,259, $356,071 and $411,300, for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum future rental payments for operating leases as of December 31, 2004 are as follows:

            2005                                  $       29,841
            2006                                           1,445
            2007                                              --
            2008                                              --
            2009 and thereafter                               --
                                                  --------------
                                                  $       31,286
                                                  ==============

OTHER COMMITMENTS

Under the terms of the Company's License Agreement with Motorola (Note 4), the Company agreed to make minimum royalty payments to Motorola. To the extent that the royalties otherwise payable to Motorola under this agreement are not sufficient to meet the minimums, the Company is required to pay the shortfall, at its discretion, in all cash or in 50% cash and 50% common stock within 90 days after the end of each two-year period specified below in which the shortfall occurs. For the two-year period ending December 31, 2002, the Company issued to Motorola 8,000 shares of the Company's common stock, valued at $71,816, and paid $78,184 in cash as a result of the minimum royalty due of $150,000. For the two-year period ending December 31, 2004, the Company is required to pay $500,000 to Motorola by March 31, 2005. A future minimum royalty payment of $1,000,000 is required for the two-year period ending December 31, 2006.

In accordance with the amendment to the 1997 Research Agreement with Princeton University, the Company is required to pay annually to Princeton University up to $1,495,599 from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement with Princeton University (Note 3), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums for the relevant calendar year, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty was $25,000 in 1999, $50,000 in 2000, $75,000 in 2001, and is $100,000
in 2002 and each year thereafter.

13. INCOME TAXES:

The components of income taxes are as follows:

                                                                        December 31,
                                                     --------------------------------------------------
                                                          2004              2003              2002
                                                     --------------    --------------    --------------
Current                                              $     (612,966)   $           --    $     (225,657)
Deferred                                                 (6,082,570)       (7,494,070)      (10,135,959)
                                                     --------------    --------------    --------------
                                                         (6,082,570)       (7,494,070)      (10,135,959)
Increase in valuation allowance                           6,082,570         7,494,070        10,135,959
                                                     --------------    --------------    --------------
                                                     $     (612,966)   $           --    $     (225,657)
                                                     ==============    ==============    ==============

The difference between the Company's federal statutory income tax rate and its effective income tax rate is due to state income tax benefits, non-deductible expenses, general business credits and the increase in valuation allowance.

As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $54,442,000 which will begin to expire in 2011, and state net operating loss carryforwards of approximately $40,163,000, which will begin to expire in 2008. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. The Company also has other federal general business credit carryforwards for tax purposes of approximately $1,021,000, which expire during the years 2018 through 2023, and state general business credit carryforwards of $681,000, which expire during the years 2013 and 2018. In accordance with the Tax Reform Act of 1986, the utilization of the net operating loss and general business credit carryforwards could be subject to certain limitations as a result of certain ownership changes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                           --------------------------------
                                                2004              2003
                                           --------------    --------------
Gross deferred tax assets:
   Net operating loss carryforwards        $   21,128,235    $   14,187,288
   Capitalized start-up costs                   7,788,521         9,735,652
   Capitalized technology license               2,394,808         2,414,778
   Stock options and warrants                   3,545,785         3,331,769
   Accruals and reserves                          210,094           325,867
   Deferred revenue                             2,309,864         1,930,648
   Other                                          649,726           407,883
   General business credit
     carryforward                               1,703,178         1,313,756
                                           --------------    --------------
                                               39,730,211        33,647,641
Valuation allowance                           (39,730,211)      (33,647,641)
                                           --------------    --------------
Net deferred tax asset                     $           --    $           --
                                           ==============    ==============

During 2004 and 2002, the Company sold approximately $8 million and $3 million, respectively, of its net state operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. For the years ended December 31, 2004 and 2002, the Company received $612,966 and $225,657, respectively, for the sale of the NOLs and recorded the proceeds as an income tax benefit.

A valuation allowance was established for all of the net deferred tax assets because the Company has incurred substantial operating losses since inception and expects to incur additional losses in 2005. The Company's management has concluded that these deferred tax assets will more likely than not be recognized.

14. DEFINED CONTRIBUTION PLAN:

During 2000, the Company adopted the Universal Display Corporation 401(k) Plan (the "Plan") in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the "Code"). The Plan covers substantially all full- time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant's contribution, limited to 6% of the participant's total compensation. For the years ending December 31, 2004, 2003 and 2002, the Company contributed $133,780, $112,023 and $91,043 to the Plan, respectively.

15. QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2004. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

                          YEAR ENDED DECEMBER 31, 2004:

                                                                            Three Months Ended
                                                     ------------------------------------------------------------
                                                        March 31       June 30       September 30     December 31
                                                     ------------    ------------    ------------    ------------
Revenue                                              $  2,129,990    $  1,472,023    $  1,711,629    $  1,693,271
Net loss                                               (4,061,424)     (4,520,272)     (3,669,214)     (3,525,664)
Deemed dividends                                          (46,176)             --         (83,448)             --
Net loss attributable to Common shareholders           (4,107,600)     (4,520,272)     (3,752,662)     (3,525,664)
Basic and diluted loss per share                            (0.17)          (0.17)          (0.14)          (0.11)

                          YEAR ENDED DECEMBER 31, 2003:

                                                                            Three Months Ended
                                                     ------------------------------------------------------------
                                                        March 31       June 30       September 30     December 31
                                                     ------------    ------------    ------------    ------------
Revenue                                              $  1,180,947    $  1,349,956    $  2,140,335    $  1,921,955
Net loss                                               (3,868,746)     (4,092,994)     (3,657,885)     (5,733,580)
Deemed dividends                                               --              --      (1,034,302)             --
Net loss attributable to Common shareholders           (3,868,746)     (4,092,994)     (4,692,187)     (5,733,580)
Basic and diluted loss per share                            (0.18)          (0.19)          (0.21)          (0.24)