Form 10-Q
period 2005-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2005-05-09
CIK 1005284

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number 1-12031

                          UNIVERSAL DISPLAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Pennsylvania                                             23-2372688
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                  375 Phillips Boulevard
                    Ewing, New Jersey                                             08618
--------------------------------------------------------------     ------------------------------------
         (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:             (609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock (par value $0.01 per share)
                                                                ----------------------------------------
                                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

As of May 2, 2005, the registrant had outstanding 28,385,722 shares of common stock.

                                TABLE OF CONTENTS

                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004..............1

               Consolidated Statements of Operations - Three months ended March 31, 2005 and
               2004 (unaudited)............................................................................2

               Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and
               2004 (unaudited)............................................................................3

               Notes to Consolidated Financial Statements (unaudited)......................................4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................13

Item 4.   Controls and Procedures..........................................................................13


                                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................................................13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......................................13

Item 3.   Defaults Upon Senior Securities..................................................................14

Item 4.   Submission of Matters to a Vote of Security Holders..............................................14

Item 5.   Other Information................................................................................14

Item 6.   Exhibits.........................................................................................14

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,2005    December 31,
                                                                                    (unaudited)         2004
                                                                                   -------------    ------------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                      $20,163,499     $18,930,581
      Short-term investments                                                          21,674,048      26,258,463
      Accounts receivable                                                              1,145,528       2,588,279
      Inventory                                                                           39,691          19,941
      Other current assets                                                               316,979         237,927
                                                                                    ------------    ------------
          Total current assets                                                        43,339,745      48,035,191

PROPERTY AND EQUIPMENT, net                                                           10,763,946       9,551,532
ACQUIRED TECHNOLOGY, net                                                               9,285,863       9,709,631
INVESTMENTS                                                                            2,981,773       2,290,451
RESTRICTED CASH                                                                        4,100,000       4,200,000
OTHER ASSETS                                                                             105,358         105,358
                                                                                    ------------    ------------
                                                                                    $ 70,576,685    $ 73,892,163
                                                                                    ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt                                             $    300,000    $    300,000
      Accounts payable                                                                   762,940         723,512
      Accrued expenses                                                                 2,930,076       3,697,432
      Deferred license fees                                                            2,266,667       1,766,667
      Deferred revenue                                                                 1,116,667         916,667
                                                                                    ------------    ------------
          Total current liabilities                                                    7,376,350       7,404,278

DEFERRED LICENSE FEES                                                                  3,100,000       3,100,000
LONG-TERM DEBT, less current portion                                                   4,100,000       4,200,000
                                                                                    ------------    ------------
                                                                                      14,576,350      14,704,278
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
      Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
          200,000 shares of Series A Nonconvertible Preferred Stock issued and
          outstanding (liquidation value of $7.50 per share or $1,500,000)                 2,000           2,000
      Common Stock, par value $0.01 per share, 50,000,000 shares authorized,
          28,107,447 and 27,903,385 shares issued and outstanding                        281,074         279,034
      Additional paid-in-capital                                                     175,168,725     173,372,344
      Deferred compensation                                                                   --         (17,446)
      Accumulated other comprehensive loss                                               (92,353)        (79,837)
      Accumulated deficit                                                           (119,359,111)   (114,368,210)
                                                                                    ------------    ------------
          Total shareholders' equity                                                  56,000,335      59,187,885
                                                                                    ------------    ------------
                                                                                    $ 70,576,685    $ 73,892,163
                                                                                    ============    ============



        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                     -------------------------------
                                                         2005               2004
                                                     -------------     -------------
REVENUE:
      Contract research                              $     699,056     $     412,232
      Development chemical                                 413,362           796,358
      Commercial chemical                                   31,395            66,420
      Royalty and license fees                              73,255           154,980
      Technology development fees                          250,000           700,000
                                                     -------------     -------------
         Total revenue                                   1,467,068         2,129,990
                                                     -------------     -------------

OPERATING EXPENSES:
      Cost of chemicals sold                                26,867            57,561
      Research and development                           4,605,325         4,323,715
      General and administrative                         1,894,863         1,849,407
      Royalty expense                                      150,000            91,579
                                                     -------------     -------------
         Total operating expenses                        6,677,055         6,322,262
                                                     -------------     -------------
         Operating loss                                 (5,209,987)       (4,192,272)
                                                     -------------     -------------

INTEREST INCOME                                            262,163           130,946
INTEREST EXPENSE                                           (43,077)              (98)
                                                     -------------     -------------
NET LOSS                                                (4,990,901)       (4,061,424)
                                                     -------------     -------------
DEEMED DIVIDEND                                                 --           (46,176)
                                                     -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS         $  (4,990,901)    $  (4,107,600)
                                                     =============     =============
BASIC AND DILUTED NET LOSS PER
      COMMON SHARE                                   $       (0.18)    $       (0.17)
                                                     =============     =============
WEIGHTED AVERAGE SHARES USED IN COMPUTING
      BASIC AND DILUTED NET LOSS PER COMMON SHARE       28,029,297        24,688,264
                                                     =============     =============














        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                         -------------------------------
                                                                             2005              2004
                                                                         -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (4,990,901)    $  (4,061,424)
Non-cash charges to statement of operations:
      Depreciation                                                             331,456           328,607
      Amortization of intangibles                                              423,768           423,768
      Amortization of premium and discount on investments                      (49,186)           67,913
      Common stock, options and warrants in
         connection with Development Agreement                                 881,724           919,930
      Issuance of common stock to Board of Directors and
         Scientific Advisory Board                                             526,551           643,720
      Common stock to employees                                                379,248            83,558
      Issuance of common stock options and warrants for services                (6,713)            1,079
(Increase) decrease in assets:
      Accounts receivable                                                    1,442,751          (303,081)
      Inventory                                                                (19,750)            5,717
      Other current assets                                                     (79,052)          (25,405)
      Other assets                                                                  --            13,000
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                   (712,871)          396,760
      Deferred license fees                                                    500,000                --
      Deferred revenue                                                         200,000          (400,000)
                                                                         -------------     -------------
Net cash used in operating activities                                      (1,172,975)       (1,905,858)
                                                                         -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                   (1,543,870)          (40,329)
      Purchases of investments                                              (3,962,237)       (2,799,128)
      Proceeds from sale of investments                                      7,892,000         3,637,163
                                                                         -------------     -------------
Net cash provided by investing activities                                    2,385,893           797,706
                                                                         -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                    --        28,036,218
      Payment of loan                                                         (100,000)               --
      Restricted cash                                                          100,000                --
      Proceeds from the exercise of common stock options
         and warrants                                                           20,000         2,551,942
      Principal payments on capital lease                                           --           (1,256)
                                                                         -------------     -------------
Net cash provided by financing activities                                       20,000        30,586,904
                                                                         -------------     -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                        1,232,918        29,478,752
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              18,930,581        14,070,207
                                                                         -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  20,163,499     $  43,548,959
                                                                         =============     =============
Cash paid for interest                                                   $      41,881     $          --
                                                                         =============     =============





        The accompanying notes are an integral part of these statements.

                  UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BACKGROUND

Universal Display Corporation (the "Company") is engaged in the research, development and commercialization of organic light emitting diode ("OLED") technologies for use in a variety of flat panel display and other applications.

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. In December 2004, the Company acquired the entire 41,000 square foot building at which the facility is located. The Company is in the process of expanding its operations into the remainder of the building.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's latest year-end financial statements, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $92,353 and $79,837 at March 31, 2005 and December 31, 2004, respectively.

RESTRICTED CASH

At March 31, 2005, the Company had $4,400,000 of restricted cash, of which $4,100,000 was classified as a noncurrent asset. The restricted cash serves as collateral for a note payable in connection with the purchase of building and property at which our main facility is located. The cash is held by the issuing bank, is restricted, as to withdrawal or use, up to the outstanding balance of the note, and is currently invested in corporate bonds. Income from these investments is paid to the Company. The current portion of restricted cash of $300,000 is classified as cash and cash equivalents and represents the amount of the current liability due under the note.

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

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:


                                                  March 31,        December 31,
                                                    2005              2004
                                                 -----------       -----------
PD-LD, Inc.                                      $ 1,481,250       $ 1,481,250
Motorola, Inc.                                    15,469,468        15,469,468
                                                 -----------       -----------
                                                  16,950,718        16,950,718
Less: Accumulated amortization                    (7,664,855)       (7,241,087)
                                                 -----------       -----------
Acquired Technology, net                         $ 9,285,863       $ 9,709,631
                                                 ===========       ===========

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into common stock. For the three months ended March 31, 2005 and 2004, the effects of the exercise of outstanding stock options and warrants of 9,066,482 and 8,487,640, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to operations as incurred.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2005              2004
                                                                    ----------         ---------
Unrealized gain (loss) on available-for-sale securities             $  (12,516)        $   8,018

STOCK OPTIONS

The Company accounts for its stock option plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized for options issued to employees when the option price is equal to or greater than the fair market value of the Company's stock price on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan.

As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Had the

Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                      2005              2004
                                                                  ------------      ------------
Net loss attributable to common shareholders:
     As reported                                                  $ (4,990,901)     $ (4,107,600)
     Add stock-based employee compensation
         expense included in reported net income, net of tax           542,027           730,069
     Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards, net of tax                         (2,880,800)       (4,790,007)
                                                                  ------------      ------------
     Pro forma                                                    $ (7,329,674)     $ (8,167,538)

Basic and diluted net loss per share:
     As reported                                                  $      (0.18)     $      (0.17)
     Pro forma                                                           (0.26)            (0.33)

The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18"). SFAS No. 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have an impact on its financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, is set forth above. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it in 2006, as required. The Company believes that the adoption of SFAS No. 123R will have a significant impact on its financial statements.

3.       RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY

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

In April 2002, the Company amended the 1997 Research Agreement (Note 1) with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $25,000 of royalty expense for the three months ended March 31, 2005.

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

4.       ACQUIRED TECHNOLOGY

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. ("Motorola"). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED display manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company's common stock (valued at $4,412,500) and 300,000 shares of the Company's Series B Convertible Preferred Stock (valued at $6,618,750). On October 6, 2004, all 300,000 shares of the Series B Convertible Preferred Stock were converted into 418,916 shares of the Company's common stock based on a specified conversion formula. As part of this transaction, the Company also issued to Motorola a warrant to purchase 150,000 shares of the Company's common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology.

In connection with the Motorola transaction, the Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder's fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share and is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of seven years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company was required to pay

Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, and $500,000 for the two-year period ending on December 31, 2004. The Company is also required to pay Motorola minimum royalties of $1,000,000 for the two-year period ending on December 31, 2006. All minimum royalties are payable, at the Company's discretion, in either all cash or up to 50% in shares of the Company's common stock and the remainder in cash. The number of shares of common stock used to pay the stock portion of the royalty payment is equal to the amount to be paid in stock divided by the average daily closing price per share of the Company's common stock over the 10 trading days ending two business days prior to the date the stock is issued.

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company's common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the three months ended March 31, 2005, the Company accrued $125,000 in royalty expense.



5.       LONG-TERM DEBT

                                                                                  March 31,       December 31,
                                                                                    2005              2004
                                                                                 -----------      -----------
         Note payable to bank in monthly installments of $25,000,
              plus interest at LIBOR plus 1.25% (4.12% at March 31,
              2005), due in December 2009, secured by restricted cash            $ 4,400,000      $ 4,500,000
         Less: current portion                                                       300,000          300,000
                                                                                 -----------      -----------
         Long-term debt                                                          $ 4,100,000      $ 4,200,000
                                                                                 ===========      ===========

6.       EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS

On October 1, 2000, the Company entered into a five-year Development and License Agreement ("Development Agreement") and a seven-year Supply Agreement ("Supply Agreement") with PPG Industries, Inc. ("PPG"). Under the Development Agreement, team of PPG scientists and engineers assists the Company in developing its proprietary OLED materials and supplies the Company with these materials for evaluation purposes. Under the Supply Agreement, PPG supplies the Company with its proprietary OLED materials that are intended for resale to customers for commercial purposes.

For the period from inception of the Development Agreement through December 2004, the Company issued shares of its common stock and warrants to acquire its common stock to PPG on an annual basis in consideration of the services provided under the agreement. The consideration to PPG for these services was determined by reference to an agreed-upon annual budget and was subject to adjustment based on costs actually incurred for work performed during the budget period. The specific number of shares of common stock and warrants issued to PPG was determined based on the average closing price of the Company's common stock during a specified period prior to the start of the budget period. In January 2003, the Company and PPG amended the Development Agreement, providing for additional consideration to PPG for additional services to be provided under that agreement, which services were paid for in cash. All materials provided by PPG under the Supply Agreement were also paid for in cash.

In December 2004, the Company and PPG amended both the Development Agreement and the Supply Agreement to alter the charges and method of payment for services and materials provided by PPG under both agreements. Under the amended Development Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in cash and for other of the services in common stock. Payment for up to 50% of the remaining services may be paid, at the Company's sole discretion, in cash or shares of common stock, with the balance payable in all cash. The specific number of shares of common stock issuable to PPG is determined based on the average closing price for the Company's common stock during a specified period prior to the end of that quarter. If, however, this average closing price is less than a specified dollar amount, the Company is required to compensate PPG in all cash. The Company records these expenses to research and development as they are incurred. Under the amended agreement, the Company is no longer is required to issue warrants to PPG.

Under the amended Supply Agreement, the Company also compensates PPG on a cost-plus basis for services and materials provided during each calendar quarter. The Company is required to pay for all materials and for some of these services in cash. Payment for up to 50% of the remaining services may be paid, at the Company's sole discretion, in cash or shares of common stock, with the balance payable in all cash. As under the Development Agreement, the specific number of shares of common stock issuable to PPG is determined based on the average closing price for the Company's common stock during a specified period prior to the end of that quarter. If, however, this average closing price is less than a specified dollar amount, the Company is required to compensate PPG in cash.

On January 1, 2004, the Company issued to PPG 157,609 shares of the Company's common stock as consideration, determined by reference to the agreed-upon budget, for services to be provided by PPG under the Development Agreement during 2004. For the quarter ended March 31, 2004, the Company recorded a charge of $495,674 to research and development expense for the portion of these shares that was attributable to services provided during such period. The charge was determined based on the fair value of the Company's common stock as of the end of the period.

On February 15, 2005, the Company issued 27,276 shares of common stock to PPG based on a final accounting for actual costs incurred by PPG under the Development Agreement for the year ended December 31, 2004. Accordingly, the Company accrued $245,484 of additional research and development expense as of December 31, 2004, based on the fair value of these additional shares as of the end of 2004.

In further consideration of the services performed by PPG under the Development Agreement in 2004, the Company issued warrants to PPG to acquire 184,885 additional shares of the Company's common stock. The number of warrants earned and issued was based on the total number of shares of common stock that the Company issued to PPG for services provided during 2004. The warrants were earned and charged to research and development expenses during 2004, but were not issued until February 15, 2005. The Company is not required to issue any warrants to PPG for services performed in 2005.

On April 20, 2005, the Company issued to PPG 121,274 shares of the Company's common stock as consideration, determined by reference to work actually performed, for services provided by PPG under the Development Agreement and the Supply Agreement during the quarter ended March 31, 2005. The Company recorded a charge of $845,037 to research and development expense for these shares. The charge was determined based on the fair value of the Company's common stock as of the end of the period. The Company also recorded $77,218 to research and development for the cash portion of the work performed by PPG during the quarter ended March 31, 2005.

Also, in accordance with the development agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $12,958 and $171,046 in research and development expenses related to these costs during the quarters ended March 31, 2005 and 2004, respectively.

The Company is required to grant options to purchase the Company's common stock to PPG employees performing development services for the Company under the Development Agreement, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On December 23, 2003, the Company granted to PPG employees performing services under the agreement options to purchase 21,000 shares of the Company's common stock at an exercise price of $13.92. During the three months ended March 31, 2004, the Company recorded $57,154 in research and development costs related to these options.

On January 18, 2005, the Company granted to PPG employees performing development services under the agreement options to purchase 30,500 shares of the Company's common stock at an exercise price of $8.14. During the three months ended March 31, 2005, the Company recorded $36,687 in research and development costs related to these options.

The Company determined the fair value of the options earned during the three months ended March 31, 2005 and 2004, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.21% and 3.83%-4.28%, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 79.95% and 94%, respectively.

7.       SHAREHOLDERS' EQUITY

                                    Preferred Stock,
                                        Series A           Common Stock       Additional
                                    ----------------  --------------------      Paid-In      Deferred
                                    Shares   Amount     Shares      Amount      Capital    Compensation
                                    -------  -------  ----------  --------  ------------   ------------
BALANCE, JANUARY 1, 2005            200,000  $ 2,000  27,903,385  $279,034  $173,372,344   $    (17,446)
Exercise of Common Stock
      options and warrants               --       --       5,000        50        19,950             --
Issuance of Common Stock to
      Employees                          --       --      88,270       882       725,532             --
Issuance of Common Stock to
      Board of Directors and
      Scientific Advisory Board          --       --      48,000       480       526,071             --
Issuance of Common Stock in
      Connection with License
      Agreement                          --       --      35,516       355       249,642             --
Issuance of Common Stock and
        options in connection with
        Development Agreement            --       --      27,276       273       281,899             --

Issuance of Common Stock
        options to non-employees         --       --          --        --        (6,713)            --
Amortization of deferred
        Compensation                     --       --          --        --            --         17,446
Unrealized loss on available-
        for-sales securities             --       --          --        --            --             --
Net loss                                 --       --          --        --            --             --
                                    -------  -------  ----------  --------  ------------   ------------
BALANCE, MARCH 31, 2005             200,000  $ 2,000  28,107,447  $281,074  $175,168,725   $         --
                                    =======  =======  ==========  ========  ============   ============

                                                      Other
                                     Accumulated   Comprehensive      Total
                                       Deficit         Loss          Equity
                                    -------------  -------------   ------------
BALANCE, JANUARY 1, 2005            $(114,368,210) $     (79,837)  $ 59,187,885
Exercise of Common Stock
      options and warrants                     --             --         20,000
Issuance of Common Stock to
      Employees                                --             --        726,414
Issuance of Common Stock to
      Board of Directors and
      Scientific Advisory Board                --             --        526,551
Issuance of Common Stock in
      Connection with License
      Agreement                                --             --        249,997 (A)
Issuance of Common Stock and
        options in connection with
        Development Agreement                  --             --        282,172 (B)

Issuance of Common Stock
        options to non-employees               --             --         (6,713)
Amortization of deferred
        Compensation                           --             --         17,446
Unrealized loss on available-
        for-sales securities                   --        (12,516)       (12,516)
Net loss                               (4,990,901)            --     (4,990,901)
                                    -------------  -------------   ------------
BALANCE, MARCH 31, 2005             $(119,359,111)  $    (92,353)  $ 56,000,335
                                    =============  =============   ============

(A) In accordance with the Motorola License Agreement (Note 4), the Company issued shares to Motorola to satisfy part of the minimum royalty due for the two year period ending on December 31, 2004.

(B) In accordance with the PPG Development Agreement (Note 6), the Company issued shares issued to PPG based on a final accounting for actual costs incurred by PPG under the agreement for the year ended December 31, 2004 and the pro-rata portion of the options to purchase shares of the Company's common stock, that were granted to certain PPG employees, for the three months ended March 31, 2005.

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

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company's common stock, valued at $249,997, and paid Motorola $250,003 in cash as a result of the minimum royalty due of $500,000. For the two-year period ending December 31, 2006, the Company will be required to make a minimum royalty payment of $1,000,000. Since the minimum royalty obligation exceeded actual royalties for the three months ended March 31, 2005, the Company accrued $125,000 in royalty expense.

In accordance with the April 2002 amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 for the period from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement (Note 3), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty is $100,000 per year.

9.       SUBSEQUENT EVENTS

On April 19, 2005, we entered into an OLED Patent License Agreement and an OLED Supplemental License Agreement with Samsung SDI Co., Ltd. Under the terms of those agreements, we granted Samsung SDI Co., Ltd. license rights under various patents owned or controlled by us for Samsung SDI Co., Ltd. to make and sell specified OLED display products. In consideration of this license grant, Samsung SDI Co., Ltd. agreed to pay us up front license fees and running royalties on its sales of these display products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above.

                              CAUTIONARY STATEMENT
                      CONCERNING FORWARD-LOOKING STATEMENTS

         This discussion and analysis contains some "forward-looking statements." Forward-looking statements concern our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.

         As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors including, but not limited to: the success of alternatives to OLEDs for flat panel displays; the success of competing OLED technologies, or of other flat panel display technologies; potential lack of demand for OLED displays or downturns in demand for flat panel displays in general; we and our partners failing to make sufficient advances in OLED technology and materials research;

our being unable to form or maintain lasting business relationships with display manufacturers and others; and our being unable to obtain and maintain appropriate intellectual property protection for our OLED technologies and materials, or being required to incur excessive expenditures to enforce our intellectual property rights. These and other similar factors are discussed in greater detail in the section entitled "Factors that May Affect Future Results and Financial Condition" in our Annual Report on Form 10-K for the year ended December 31, 2004. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

         All forward looking statements speak only as of the date of this report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED(TM), TOLED(TM), FOLED(TM), etc.) we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred losses since our inception, resulting in an accumulated deficit of $119,359,111 as of March 31, 2005.

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


RESULTS OF OPERATIONS

We had a net loss attributable to common shareholders of $4,990,901 (or $0.18 per diluted share) for the quarter ended March 31, 2005, compared to a net loss attributable to holders of our common stock of $4,107,600 (or $0.17 per diluted share) for the same period in 2004. The increased loss was primarily due to a decrease in total revenue and an increase in research and development expenses.

Our revenues were $1,467,068 for the quarter ended March 31, 2005, compared to $2,129,990 for the same period in 2004. The decrease in revenue is due to a decrease in chemical sales, license fees and technology development fees as discussed below.

We earned $699,056 in contract research revenue from the U.S. government in the quarter ended March 31, 2005, compared to $412,232 for the same period in 2004. The increase in 2005 was primarily due to commencement of work under three new subcontracts and two new government contracts.

We earned $413,362 from our sales of OLED materials for evaluation purposes in the quarter ended March 31, 2005, compared to $796,358 for corresponding sales in the same period in 2004. The decrease was mainly due to the timing of purchases of materials in connection with development efforts. The company cannot predict the usage or timing of such purchases due to the early stage of the OLED industry.

Our commercial chemical revenue and license fees for the quarter ended March 31, 2005 were $31,395 and $73,255, respectively, compared to $66,420 and $154,980 for the corresponding period in 2004. The decrease was due to the timing of purchases of our proprietary PHOLED materials by a customer for use in the exterior sub-display of a mobile phone being sold in Japan. The amount and timing of the sale of our commercial chemicals is difficult to predict due to the early stage of the OLED industry.

We recognized $250,000 in technology development revenue in the quarter ended March 31, 2005 in connection with one technology development and evaluation agreement entered into in September 2003, compared to $700,000 for the same period in 2004. The decrease is due to the fact that one agreement from 2004 expired in accordance with its terms at the end of March 2004. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We incurred research and development expenses of $4,605,325 for the quarter ended March 31, 2005, compared to $4,323,715 for the same period in 2004. The increase was due to an increase in costs of $238,178 for the further development and operation of our facility in Ewing, New Jersey and an increase in costs of $175,922 associated with patent filings. These increases were offset by a decrease of $119,074 in charges in connection with our Development Agreement with PPG.

General and administrative expenses were $1,894,863 for the quarter ended March 31, 2005, compared to $1,849,407 for the same period in 2004. General and administrative expenses have remained relatively consistent from 2004 to 2005.

Interest income increased to $262,163 for the quarter ended March 31, 2005, compared to $130,946 for the same period in 2004. This was the result of increased cash balances available for investing from our registered offering of common stock which closed in March 2004.

Interest expense increased to $43,077 for the quarter ended March 31, 2005, compared to $98 for the same period in 2004. The increase was the result of the debt agreement entered into by us in December 2004 associated with the acquisition of our Ewing, New Jersey facility.

There were no deemed dividends for the quarter ended March 31, 2005, compared to $46,176 for the same period in 2004. In 2004, we issued a warrant to purchase shares of our common stock and completed an offering that was deemed dilutive under the terms of a warrant we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. We treated this occurrence as a deemed dividend of $46,176.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $20,163,499, short-term investments of $21,674,048 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,981,773. This compares to cash and cash equivalents of $18,930,581, short-term investments of $26,258,463 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,290,451 as of December 31, 2004. The overall decrease in cash and cash equivalents and short-term and long-term investments of $2,660,175 was primarily due to cash used in operating activities and for the purchase of equipment during the quarter.

Cash used in operating activities was $1,172,975 for the quarter ended March 31, 2005, as compared to $1,905,858 for the same period in 2004. The decrease was mainly due to collection of accounts receivable and cash received from customers which resulted in an increase in deferred license fees and deferred revenue.

In March 2004, we completed a public offering of 2,500,000 shares of our common stock at a price of $12.00 per share. The offering resulted in proceeds to us of $28,036,218, net of $1,963,782 in costs associated with completion of the offering.

Working capital decreased to $35,963,395 as of March 31, 2005, from working capital of $40,630,913 as of December 31, 2004. The net decrease was due primarily to the use of cash for operations, the costs associated with the expansion of our facility, and the costs for the purchase of new equipment.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next twelve months. We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options. We have an effective shelf registration statement that would enable us to offer, from time to time, up to $44,725,524 of our common stock, preferred stock, debt securities and other securities, subject to market conditions and other factors. It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all.

CRITICAL ACCOUNTING POLICIES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies.

CONTRACTUAL OBLIGATIONS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of off-balance sheet arrangements. As of March 31, 2005, we had no off-balance sheet arrangements.


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


ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings of a material nature.


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUANCE OF SECURITIES TO PPG INDUSTRIES

Pursuant to our Development Agreement with PPG we are required to issue shares of our common stock to PPG in return for services performed by PPG under that agreement. On February 15, 2005, we issued 27,276 shares of our common stock to PPG as additional consideration for services provided by PPG under the agreement during 2004. We recorded a charge of $245,484 to research and development expense in 2004 for the issuance of these shares.

Prior to its amendment in December 2004, the Development Agreement also required us to issue warrants to PPG to acquire shares of our common stock in return for services performed by PPG under that agreement. The number of shares issuable upon exercise of each warrant was to be based on the number of shares of common stock issued to PPG under the agreement for all services provided during the preceding calendar year. On February 15, 2005, we issued a warrant to PPG to acquire 184,885 shares of our common stock at an exercise price of $24.28 per share. We recorded a charge of $1,296,748 to research and development expense in 2004 for the issuance of this warrant. The warrant vested immediately and may be exercised for seven years from the date of issuance.

The securities issued to under the Development Agreement were not registered under the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.


ISSUANCE OF SECURITIES TO MOTOROLA, INC.

Pursuant to our License Agreement with Motorola, we were required to pay Motorola minimum royalties of $500,000 for the two-year period ending on December 31, 2004. In partial satisfaction of this obligation, we issued 35,516 shares of our common stock to Motorola on March 29, 2005. We recorded a charge of $249,997 to royalty expense in 2004 for the issuance of these shares.

The securities issued to Motorola under the License Agreement were not registered under the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our security holders in the first quarter of 2005.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

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


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

10.1+ Amendment Number 6 to the Development and License Agreement between the registrant and PPG Industries, Inc., dated as of March 30, 2005.

10.2+ Amendment Number 2 to the Supply Agreement between the registrant and PPG Industries, Inc., dated as of March 30, 2005.

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

______________________

+ Filed as an Exhibit to Registration Statement (No. 333-124306) on Form S-3, filed with the SEC on April 25, 2005. Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended.
*    Filed herewith.
**   Furnished herewith.

         Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                               UNIVERSAL DISPLAY CORPORATION



Date:    May 9, 2005                       By:     /s/ Sidney D. Rosenblatt
                                               --------------------------------
                                                   Sidney D. Rosenblatt
                                                   Executive Vice President and
                                                   Chief Financial Officer