Form 10-Q
period 2005-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2005-08-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________________

Commission File Number 1-12031

UNIVERSAL DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2372688

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Phillips Boulevard
Ewing, New Jersey	08618

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock (par value $0.01 per share)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No ___

As of August 2, 2005, the registrant had outstanding 28,539,047 shares of common stock.

Back to Contents

TABLE OF CONTENTS

PART I – FINANCIAL INFORMTION

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,806,773	$18,930,581
Short-term investments	8,891,446	26,258,463
Accounts receivable	2,175,278	2,588,279
Inventory	39,691	19,941
Other current assets	413,953	237,927

Total current assets	44,327,141	48,035,191

PROPERTY AND EQUIPMENT, net	11,523,883	9,551,532
ACQUIRED TECHNOLOGY, net	8,862,095	9,709,631
INVESTMENTS	2,027,061	2,290,451
RESTRICTED CASH	4,050,000	4,200,000
OTHER ASSETS	109,772	105,358

TOTAL ASSETS	$70,899,952	$73,892,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$300,000	$300,000
Accounts payable	937,687	723,512
Accrued expenses	2,488,511	3,697,432
Deferred license fees	2,168,268	1,766,667
Deferred revenue	662,121	916,667

Total current liabilities	6,556,587	7,404,278

DEFERRED LICENSE FEES	3,906,400	3,100,000
DEFERRED REVENUE	872,727	—
LONG-TERM DEBT, less current portion	4,050,000	4,200,000

	15,385,714	14,704,278
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 28,436,665 and 27,903,385 shares issued and outstanding	284,367	279,034
Additional paid-in-capital	177,856,974	173,372,344
Deferred compensation	—	(17,446)
Accumulated other comprehensive loss	(80,011)	(79,837)
Accumulated deficit	(122,549,092)	(114,368,210)

Total shareholders’ equity	55,514,238	59,187,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,899,952	$73,892,163

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,

	2005	2004

REVENUE:
Contract research	$1,514,325	$884,942
Development chemical	1,123,852	259,081
Commercial chemical	—	23,400
Royalty and license fees	42,000	54,600
Technology development fees	331,818	250,000

Total revenue	3,011,995	1,472,023

OPERATING EXPENSES:
Cost of chemicals sold	12,303	59,986
Research and development	4,552,047	4,321,227
General and administrative	1,760,402	1,758,785
Royalty expense	150,000	83,421

Total operating expenses	6,474,752	6,223,419

Operating loss	(3,462,757)	(4,751,396)

INTEREST INCOME	320,930	231,184
INTEREST EXPENSE	(48,153)	(60)

NET LOSS	$(3,189,980)	$(4,520,272)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.17)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	28,246,338	27,286,654

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,

	2005	2004

REVENUE:
Contract research	$2,213,380	$1,297,174
Development chemical	1,537,214	1,055,439
Commercial chemical	31,395	89,820
Royalty and license fees	115,255	209,580
Technology development fees	581,818	950,000

Total revenue	4,479,062	3,602,013

OPERATING EXPENSES:
Cost of chemicals sold	39,170	117,547
Research and development	9,157,372	8,644,943
General and administrative	3,655,265	3,608,192
Royalty expense	300,000	175,000

Total operating expenses	13,151,807	12,545,682

Operating loss	(8,672,745)	(8,943,669)

INTEREST INCOME	583,093	362,129
INTEREST EXPENSE	(91,230)	(158)

NET LOSS	$(8,180,882)	$(8,581,698)

DEEMED DIVIDEND	—	(46,176)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,180,882)	$(8,627,874)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.29)	$(0.33)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	28,137,649	25,986,863

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,180,882)	$(8,581,698)
Non-cash charges to statement of operations:
Depreciation	738,114	658,418
Amortization of intangibles	847,536	847,536
Amortization of premium and discount on investments	(77,446)	52,168
Common stock, options and warrants in connection with Development Agreement	2,729,703	1,929,221
Common stock to employees	750,490	167,116
Common stock and options to Board of Directors and Scientific Advisory Board	526,551	643,720
Common stock options and warrants for services	(6,713)	(3,643)
(Increase) decrease in assets:
Accounts receivable	413,001	(334,180)
Inventory	(19,750)	12,191
Other current assets	(176,026)	(224,043)
Other assets	(4,414)	6,564
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,350,932)	863,743
Deferred license fees	1,208,001	250,000
Deferred revenue	618,181	(150,000)

Net cash used in operating activities	(1,984,586)	(3,862,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,710,465)	(71,362)
Purchases of investments	(7,099,319)	(31,924,540)
Proceeds from sale of investments	24,807,000	8,613,677

Net cash provided by (used in) investing activities	14,997,216	(23,382,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	28,522,249
Payment of loan	(150,000)	—
Restricted cash	150,000	—
Proceeds from the exercise of common stock options and warrants	863,562	2,919,515
Principal payments on capital lease	—	(2,551)

Net cash provided by financing activities	863,562	31,439,213

INCREASE IN CASH AND CASH EQUIVALENTS	13,876,192	4,194,101
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,930,581	14,070,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,806,773	$18,264,308

Cash paid for interest	$89,229	$—

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies for use in a variety of flat panel display and other applications.

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

The Company also leases approximately 1,600 square feet of laboratory space in South Brunswick, New Jersey, and 850 square feet of office space in Coeur d’Alene, Idaho.

The Company also sponsors substantial OLED technology research being conducted at Princeton University and at the University of Southern California (“USC”) (on a subcontract basis with Princeton University), pursuant to a Research Agreement between the Company and the Trustees of Princeton University dated October 9, 1997 (as amended, the “1997 Research Agreement”) (Note 3).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

MANAGEMENT’S USE OF ESTIMATES

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $80,011 and $79,837 at June 30, 2005 and December 31, 2004, respectively.

RESTRICTED CASH

At June 30, 2005, the Company had $4,350,000 of restricted cash, of which $4,050,000 was classified as a noncurrent asset. The restricted cash serves as collateral for a note payable in connection with the purchase of building and property at which our main facility is located. The cash is held by the issuing bank, is restricted, as to withdrawal or use, up to the outstanding balance of the note, and is currently invested in corporate bonds. Income from these investments is paid to the Company. The current portion of restricted cash of $300,000 is classified as cash and cash equivalents and represents the amount of the current liability due under the note.

INVENTORY

Inventory consists of chemicals held at the Company’s location. Inventory is valued at the lower of cost or market, with the cost determined using the specific identification method.

Back to Contents

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	June 30,	December 31,
	2005	2004

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(8,088,623)	(7,241,087)

Acquired Technology, net	$8,862,095	$9,709,631

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and six months ended June 30, 2005 and 2004, the effects of the exercise of outstanding stock options and warrants of 8,993,379 and 8,416,697, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to operations as incurred.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

	Three Months Ended June 30,

	2005	2004

Unrealized gain (loss) on available-for-sale securities	$12,342	$(50,969)

	Six Months Ended June 30,

	2005	2004

Unrealized loss on available-for-sale securities	$(174)	$(42,951)

STOCK OPTIONS

The Company accounts for its stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized for options issued to employees when the option price is equal to or greater than the fair market value of the Company’s stock price on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company’s financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan.

As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

Back to Contents

	Three Months Ended June 30,

	2005	2004

Net loss attributable to common shareholders:
As reported	$(3,189,980)	$(4,520,272)
Add stock-based employee compensation expense included in reported net income, net of tax	371,242	386,787
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(631,868)	(682,700)

Pro forma	$(3,450,606)	$(4,816,185)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.17)
Pro forma	(0.12)	(0.18)

	Six Months Ended June 30,

	2005	2004

Net loss attributable to common shareholders:
As reported	$(8,180,882)	$(8,627,874)
Add stock-based employee compensation expense included in reported net income, net of tax	913,269	1,116,856
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(3,477,501)	(5,449,684)

Pro forma	$(10,745,114)	$(12,960,702)

Basic and diluted net loss per share:
As reported	$(0.29)	$(0.33)
Pro forma	(0.38)	(0.50)

The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). SFAS No. 123 and EITF 96-18 require that the Company account for its option and warrant grants to non-employees based on the fair value of the options and warrants granted.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have an impact on its financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a company to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, is set forth above. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it in 2006, as required. The Company believes that the adoption of SFAS No. 123R will have a significant impact on its financial statements.

Back to Contents

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

Pursuant to a License Agreement between the Trustees of Princeton University and ABC dated August 1, 1994 (as amended, the “1994 License Agreement”), Princeton University granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on a pending patent application of Princeton University relating to OLED technology. Under the 1994 License Agreement, Princeton University further granted ABC similar license rights with respect to patent applications and issued patents arising out of work performed by Princeton University under the 1994 Sponsored Research Agreement. ABC assigned its rights and obligations under the 1994 License Agreement to the Company in June 1995. On October 9, 1997, the Company and Princeton University entered into an Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the “1997 Amended License Agreement”). Under the 1997 Amended License Agreement, Princeton University granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

Under the 1997 Amended License Agreement with Princeton University and the University of Southern California (“USC”), the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $50,000 of royalty expense for the six months ended June 30, 2005.

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

Back to Contents

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. (“Motorola”). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED display manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500) and 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750). On October 6, 2004, all 300,000 shares of the Series B Convertible Preferred Stock were converted into 418,916 shares of the Company’s common stock based on a specified conversion formula. As part of this transaction, the Company also issued to Motorola a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black- Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology.

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

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company was required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, and $500,000 for the two-year period ending on December 31, 2004. The Company is also required to pay Motorola minimum royalties of $1,000,000 for the two-year period ending on December 31, 2006. All minimum royalties are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash. The number of shares of common stock used to pay the stock portion of the royalty payment is equal to the amount to be paid in stock divided by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued.

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the six months ended June 30, 2005, the Company accrued $250,000 in royalty expense.

5.	LONG-TERM DEBT
	June 30,	December 31,
	2005	2004

Note payable to bank in monthly installments of $25,000, plus interest at LIBOR plus 1.25% (4.59% at June 30, 2005), due in December 2009, secured by restricted cash	$4,350,000	$4,500,000
Less: current portion	300,000	300,000

Long-term debt	$4,050,000	$4,200,000

6.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS

On October 1, 2000, the Company entered into a five-year Development and License Agreement (“Development Agreement”) and a seven-year Supply Agreement (“Supply Agreement”) with PPG Industries, Inc. (“PPG”). Under the Development Agreement, a team of PPG scientists and engineers assists the Company in developing its proprietary OLED materials and supplies the Company with these materials for evaluation purposes. Under the Supply Agreement, PPG supplies the Company with its proprietary OLED materials that are intended for resale to customers for commercial purposes.

For the period from inception of the Development Agreement through December 2004, the Company issued shares of its common stock and warrants to acquire its common stock to PPG on an annual basis in consideration of the services provided under the agreement. The consideration to PPG for these services was determined by reference to an agreed-upon annual budget and was subject to adjustment based on costs actually incurred for work performed during the budget period. The specific number of shares of common stock and warrants issued to PPG was determined based on the average closing price of the Company’s common stock during a specified period prior to the start of the budget period. In January 2003, the Company and PPG amended the Development Agreement, providing for additional consideration to PPG for additional services to be provided under that agreement, which services were paid for in cash. All materials provided by PPG under the Supply Agreement were also paid for in cash.

Back to Contents

In December 2004, the Company and PPG amended both the Development Agreement and the Supply Agreement to alter the charges and method of payment for services and materials provided by PPG under both agreements. Under the amended Development Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in cash and for other of the services in common stock. Payment for up to 50% of the remaining services may be paid, at the Company’s sole discretion, in cash or shares of common stock, with the balance payable in all cash. The specific number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified period prior to the end of that quarter. If, however, this average closing price is less than $6.00, the Company is required to compensate PPG in all cash. The Company records these expenses to research and development as they are incurred. Under the amended agreement, the Company is no longer is required to issue warrants to PPG.

Under the amended Supply Agreement, the Company also compensates PPG on a cost-plus basis for services and materials provided during each calendar quarter. The Company is required to pay for all materials and for some of these services in cash. Payment for up to 50% of the remaining services may be paid, at the Company’s sole discretion, in cash or shares of common stock, with the balance payable in all cash. As under the Development Agreement, the specific number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified period prior to the end of that quarter. If, however, this average closing price is less than $6.00, the Company is required to compensate PPG in cash.

On January 1, 2004, the Company issued to PPG 157,609 shares of the Company’s common stock as consideration, determined by reference to the agreed-upon budget, for services to be provided by PPG under the Development Agreement during 2004. For the six months ended June 30, 2004, the Company recorded a charge of $1,048,251 to research and development expense for the portion of these shares that was attributable to services provided during such period. The charge was determined based on the fair value of the Company’s common stock as of the end of the period.

On February 15, 2005, the Company issued 27,276 shares of common stock to PPG based on a final accounting for actual costs incurred by PPG under the Development Agreement for the year ended December 31, 2004. Accordingly, the Company accrued $245,484 of additional research and development expense as of December 31, 2004, based on the fair value of these additional shares as of the end of 2004.

In further consideration of the services performed by PPG under the Development Agreement in 2004, the Company issued warrants to PPG to acquire 184,885 additional shares of the Company’s common stock. The number of warrants earned and issued was based on the total number of shares of common stock that the Company issued to PPG for services provided during 2004. The warrants were earned and charged to research and development expenses during 2004, but were not issued until February 15, 2005. The Company is not required to issue any warrants to PPG for services performed in 2005.

On April 20, 2005, the Company issued to PPG 207,893 shares of the Company’s common stock as consideration for services provided by PPG under the Development Agreement and the Supply Agreement during the six months ended June 30, 2005. The Company recorded a charge of $1,758,432 to research and development expense for these shares. The charge was determined based on the fair value of the Company’s common stock as of the end of the period. The Company also recorded $240,826 to research and development for the cash portion of the work performed by PPG during the six months ended June 30, 2005.

Also, in accordance with the development agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $117,406 and $295,791 in research and development expenses related to these costs during the six months ended June 30, 2005 and 2004, respectively.

The Company is required to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company under the Development Agreement, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On April 20, 2004 and December 23, 2003, the Company granted to PPG employees performing development services under the agreement options to purchase 4,000 and 21,000 shares, respectively, of the Company’s common stock at an exercise price of $13.28 and $13.92, respectively. During the six months ended June 30, 2004, the Company recorded $112,686 in research and development costs related to these options.

On January 18, 2005, the Company granted to PPG employees performing development services under the agreement options to purchase 30,500 shares of the Company’s common stock at an exercise price of $8.14. During the three months ended June 30, 2005, the Company recorded $126,234 in research and development costs related to these options.

Back to Contents

The Company determined the fair value of the options earned during the six months ended June 30, 2005 and 2004, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.21% and 4.28%-4.43, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 79.95% and 94%, respectively.

7.      SHAREHOLDERS’ EQUITY

	Preferred Stock, Series A		Common Stock		Additional Paid-In Captial			Other Comprehensive Loss
						Deferred Compensation	Accumulated Deficit		Total Equity
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2005	200,000	$2,000	27,903,385	$279,034	$173,372,344	$(17,446)	$(114,368,210)	$(79,837)	$59,187,885
Exercise of Common Stock options and warrants	—	—	126,325	1,263	862,299	—	—	—	863,562
Issuance of Common Stock to Employees	—	—	88,270	883	725,532	—	—	—	726,415
Issuance of Common Stock and options to Board of Directors And Scientific Advisory Board	—	—	48,000	480	526,071	—	—	—	526,551
Issuance of Common Stock in Connection with License Agreement (A)	—	—	35,516	355	249,642	—	—	—	249,997
Issuance of Common Stock and options in connection with
Development Agreement (B)	—	—	235,169	2,352	2,127,799	—	—	—	2,130,151
Issuance of Common Stock
options to non-employees	—	—	—	—	(6,713)	—	—	—	(6,713)
Amortization of deferred
Compensation	—	—	—	—	—	17,446	—	—	17,446
Unrealized loss on available-for-sales securities	—	—	—	—	—	—	—	(174)	(174)
Net loss	—	—	—	—	—	—	(8,180,882)	—	(8,180,882)

BALANCE, JUNE 30, 2005	200,000	$2,000	28,436,665	$284,367	$177,856,974	$—	$(122,549,092)	$(80,011)	$55,514,238

(A) In accordance with the Motorola License Agreement (Note 4), the Company issued shares to Motorola to satisfy part of the minimum royalty due for the two year period ended on December 31, 2004.

(B) In accordance with the PPG Development Agreement (Note 6), the Company issued shares to PPG based on a final accounting for actual costs incurred by PPG under the agreement for the year ended December 31, 2004. The Company also issued shares to PPG as consideration for services performed in the six months ended June 30, 2005 and the pro-rata portion of the options to purchase shares of the Company’s common stock that were granted to certain PPG employees for the six months ended June 30, 2005.

8.	COMMITMENTS AND CONTINGENCIES

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

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash as a result of the minimum royalty due of $500,000. For the two-year period ending December 31, 2006, the Company will be required to make a minimum royalty payment of $1,000,000. Since the minimum royalty obligation exceeded actual royalties for the six months ended June 30, 2005, the Company accrued $250,000 in royalty expense.

In accordance with the April 2002 amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 for the period from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement (Note 3), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty is $100,000 per year. The Company accrued $50,000 of royalty expense for the six months ended June 30, 2005.

Back to Contents

9.	SUBSEQUENT EVENT

On July 29, 2005, we entered into an OLED Materials Supply and Service Agreement with PPG Industries, Inc. This Agreement is effective as of January 1, 2006, and extends the term of existing relationship with PPG Industries through December 31, 2008. Under the new agreement, PPG Industries will continue to assist us developing our proprietary OLED materials and supplying us with those materials for evaluation purposes and for resale to our customers. The financial terms of the new agreement are substantially similar to those of our existing Development and License Agreement and Supply Agreement with PPG Industries including a requirement that the Company pay PPG Industries in a combination of cash and the Company’s common stock. The relationship between the parties through December 31, 2005, will continue to be governed pursuant to the terms of the current agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above.

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS

This discussion and analysis contains some “forward-looking statements.” Forward-looking statements concern our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors including, but not limited to: the success of alternatives to OLEDs for flat panel displays; the success of competing OLED technologies, or of other flat panel display technologies; potential lack of demand for OLED displays or downturns in demand for flat panel displays in general; we and our partners failing to make sufficient advances in OLED technology and materials research; our being unable to form or maintain lasting business relationships with display manufacturers and others; and our being unable to obtain and maintain appropriate intellectual property protection for our OLED technologies and materials, or being required to incur excessive expenditures to enforce our intellectual property rights. These and other similar factors are discussed in greater detail in the section entitled “Factors that May Affect Future Results and Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2004. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED(TM), TOLED(TM), FOLED(TM), etc.) we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred losses since our inception, resulting in an accumulated deficit of $122,549,092 as of June 30, 2005.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding:

•	the timing of our receipt of license fees and fees for future technology development and evaluation;

•	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

Back to Contents

•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

We had a net loss of $3,189,980 (or $0.11 per diluted share) for the quarter ended June 30, 2005, compared to a net loss of $4,520,272 (or $0.17 per diluted share) for the same period in 2004. The decreased loss was primarily due an increase in total revenue of $1,539,972, offset to some extent by an increase in total operating expenses of $251,333.

Our revenues were $3,011,995 for the quarter ended June 30, 2005, compared to $1,472,023 for the same period in 2004. The increase in revenue is primarily due to increased sales of developmental chemicals and contract research revenue. We earned $1,514,325 in contract research revenue from the U.S. government in the quarter ended June 30, 2005, compared to $884,942 for the same period in 2004. The increase during 2005 was primarily due to the commencement of and continuation of work on new government contracts including two Phase II Small Business Innovation Research contracts (SBIRs), one Phase I SBIR, one Department of Energy (DOE) award and three Subcontracts, offset by the completion of two Phase I contracts.

We earned $1,123,852 from sales of developmental chemicals in the quarter ended June 30, 2005, compared to $259,081 in the same period in 2004. The increase was mainly due to the timing of purchases of materials in connection with the development efforts of our customers. We cannot accurately predict the timing of such purchases from customers due to the early stage of the OLED industry.

Our commercial chemical revenue and royalty and license fees for the quarter ended June 30, 2005 were $0 and $42,000, respectively, compared to $23,400 and $54,600, respectively, for the corresponding period in 2004. The decrease was due to the timing of purchases of our proprietary PHOLED materials by a customer for use in the exterior sub-display of a mobile phone being sold in Japan. All commercial chemical revenue and royalty and license fees for the period ended June 30, 2004 were from one customer. There were no sales of commercial chemicals or royalty and license fees from the customer during the three months ended June 30, 2005.

The royalty and license fees in the period ended June 30, 2005 were fees recorded as a result of the signing of a patent license agreement with Samsung SDI in April 2005. In connection with the agreement, the Company received an upfront payment of license fees and of royalties, both of which have been deferred. The deferred license fees are being recognized as license fee revenue over the life of the agreement. The deferred royalties will be recognized as products are sold and royalties are earned.

We recognized $331,818 in technology development revenue in the quarter ended June 30, 2005 in connection with two technology development and evaluation agreements entered into in March 2005 and September 2003, compared to $250,000 for the same period in 2004. The increase is due to the signing of a new technology development agreement in March 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We incurred research and development expenses of $4,552,047 for the quarter ended June 30, 2005, compared to $4,321,227 for the same period in 2004. The increase was due to an increase in costs for the further development and operation of our facility in Ewing, New Jersey and an increase in costs associated with patent filings.

General and administrative expenses were $1,760,402 for the quarter ended June 30, 2005, compared to $1,758,785 for the same period in 2004. General and administrative expenses have remained relatively consistent from 2004 to 2005.

Interest income increased to $320,930 for the quarter ended June 30, 2005, compared to $231,184 for the same period in 2004. This was the result of higher rates of returns on our invested cash during the quarter compared to the same period last year.

Interest expense increased to $48,153 for the quarter ended June 30, 2005, compared to $60 for the same period in 2004. The increase was the result of the debt agreement entered into in December 2004 associated with the acquisition of our Ewing, New Jersey facility.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

We had a net loss attributable to common shareholders of $8,180,882 (or $0.29 per diluted share) for the six months ended June 30, 2005, compared to a net loss attributable to common shareholders of $8,627,874 (or $0.33 per diluted share) for the same period in 2004. The decreased loss was primarily due to an increase in total revenue of $877,049, increased interest income of $220,964 offset by an increase in total operating expenses of $606,125.

Our revenues were $4,479,062 for the six months ended June 30, 2005, compared to $3,602,013 for the same period in 2004. The increase in revenue was primarily due to increased sales of developmental chemicals and contract research revenue.

We earned $2,213,380 in contract research revenue from the U.S. government in the six months ended June 30, 2005, compared to $1,297,174 for the same period in 2004. The increase in 2005 was primarily due to the commencement of work on new government contracts including two Phase II SBIRs, one Phase I SBIR, one DOE award and three subcontracts, offset by the completion of two Phase I contracts.

Back to Contents

We earned $1,537,214 from our sales of developmental chemicals in the six months ended June 30, 2005, compared to $1,055,439 in the same period in 2004. The increase was mainly due to the timing of purchases of materials in connection with the development efforts of our customers. We cannot accurately predict the timing of such purchases from customers due to the early stage of the OLED industry.

Our commercial chemical revenue and royalty and license fees for the six months ended June 30, 2005 were $31,395 and $115,255, respectively, compared to $89,820 and $209,580, respectively, for the corresponding period in 2004. The decrease was due to the timing of purchases of our proprietary PHOLED materials by a customer for use in the exterior sub-display of a mobile phone being sold in Japan. The amount and timing of the sale of our commercial chemicals is difficult to predict due to the early stage of the OLED industry. All commercial chemical revenue and royalty and license fees for the period ended June 30, 2004 were from one customer.

During the six months ended June 30, 2005, royalty and license fees also included fees recorded as a result of the signing of a patent license agreement with Samsung SDI in April 2005. In connection with the agreement, the Company received an upfront payment of license fees and of royalties, both of which have been deferred. The deferred license fees are being recognized as license fees revenue over the life of the agreement. The deferred royalties will be recognized as products are sold and royalties are earned.

We recognized $581,818 in technology development revenue in the six months ended June 30, 2005 in connection with two technology development and evaluation agreements, entered into in March 2005 and September 2003, compared to $950,000 for the same period in 2004. The decrease is due to the fact that one agreement from 2004 expired in accordance with its terms at the end of March 2004. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We incurred research and development expenses of $9,157,372 for the six months ended June 30, 2005, compared to $8,644,943 for the same period in 2004. The increase was mainly due to increased amounts payable to PPG for additional work under our Development and License and Supply Agreements.

General and administrative expenses were $3,655,265 for the six months ended June 30, 2005, compared to $3,608,192 for the same period in 2004. General and administrative expenses have remained relatively consistent from 2004 to 2005.

Interest income increased to $583,093 for the six months ended June 30, 2005, compared to $362,129 for the same period in 2004. This was the result of higher rates of returns on our invested cash during the six month period compared to same period last year.

Interest expense increased to $91,230 for the six months ended June 30, 2005, compared to $158 for the same period in 2004. The increase was the result of the debt agreement entered into by us in December 2004 associated with the acquisition of our Ewing, New Jersey facility.

Deemed dividends for the six months ended June 30, 2005 were $0, compared to $46,176 for the same period in 2004. In 2004, we issued a warrant to purchase shares of our common stock and completed an offering that was deemed dilutive under the terms of a warrant we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. We treated this occurrence as a deemed dividend of $46,176.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $32,806,773, short-term investments of $8,891,446 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,027,061. This compares to cash and cash equivalents of $18,930,581, short-term investments of $26,258,463 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,290,451 as of December 31, 2004. The overall decrease in cash and cash equivalents and short-term and long-term investments of $3,754,215 was primarily due to cash used for the facility expansion, purchase of equipment and cash used in operating activities during the six months ended June 30, 2005.

Cash used in operating activities was $1,984,586 for the six months ended June 30, 2005, as compared to $3,862,887 for the same period in 2004. Cash used in operating activities was $811,611 for the quarter ended June 30, 2005, as compared to $1,957,029 for the same period in 2004. The decreases were mainly due to increased revenues, increased deferred license fees, and increased deferred revenue offset to some extent by increased total operating costs. Total operating costs increased mainly due to increased general operating costs, including costs associated with personnel and the expansion of our facility, as well as increased patent legal costs.

In March and April 2004, we completed a public offering of 2,550,000 shares of our common stock at a price of $12.00 per share. The offering resulted in proceeds to us of $28,522,249, net of $2,077,750 in costs associated with completion of the offering.

Working capital decreased to $37,770,554 as of June 30, 2005, from working capital of $40,630,913 as of December 31, 2004. The net decrease was due primarily to a decrease in cash and cash equivalents and short-term investments used for the purchase of equipment and the costs associated with the expansion of our facility and in operating activities.

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

Back to Contents

CRITICAL ACCOUNTING POLICIES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies.

CONTRACTUAL OBLIGATIONS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of off-balance sheet arrangements. As of June 30, 2005, we had no off-balance sheet arrangements.

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

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our existing Development and License Agreement and Supply Agreement with PPG Industries, Inc., we are required to issue shares of our common stock to PPG Industries in return for services performed by PPG Industries under those agreements. On April 20, 2005, we issued 252,778 shares of our common stock to PPG Industries as consideration for the actual services provided by PPG Industries under the agreements during the first quarter of 2005, and for the estimated services to be provided by PPG Industries under the agreements during the second quarter of 2005. Based on a reconciliation of actual expenses for the second quarter against estimated amounts, we determined that 44,885 additional shares were issued to PPG Industries. These additional shares will be applied to offset shares issuable for actual services provided by PPG Industries during the third quarter of 2005. As of June 30, 2005 we recorded a charge of $1,758,432 to research and development expense for the issuance of the shares for actual services provided during the first and second quarters.

Back to Contents

The securities issued to PPG Industries under the Development and License Agreement and Supply Agreement were not registered under the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2005 Annual Meeting of Shareholders on June 30, 2005.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The number of votes represented at the annual meeting, in person or by proxy, was 26,987,373. In determining this number, abstentions and shares held by brokers who have notified us that they lack voting authority with respect to any matter (referred to herein as “broker non-votes”) were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

     1. Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD	Percentage FOR of Total Votes Cast*

Steven V. Abramson	23,989,659	2,997,714	88.9
Leonard Becker	24,988,200	1,999,173	92.6
Elizabeth H. Gemmill	24,939,123	2,048,250	92.4
C. Keith Hartley	24,935,393	2,051,980	92.4
Lawrence Lacerte	25,026,899	1,960,476	92.7
Sidney D. Rosenblatt	23,903,674	3,083,699	88.6
Sherwin I. Seligsohn	23,898,440	3,088,933	88.6

* Broker non-votes are not considered votes “cast” with respect to the election of directors.

     2. Proposal to Amend the Company’s Equity Compensation Plan. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

Number of Votes FOR	Number of Votes AGAINST	Number of ABSTENTIONS	Percentage FOR of Total Votes Cast*

10,803,687	4,364,133	117,506	70.7

* Abstentions with respect to this proposal have the effect of a negative vote. Broker non-votes are not considered votes “cast” with respect to this proposal.

(d) Not applicable.

ITEM 5.     OTHER INFORMATION

None.

Back to Contents

ITEM 6.     EXHIBITS

The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description

10.1+*	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005.

10.2+*	OLED Supplemental License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005.

31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.
*	Filed herewith.
**	Furnished herewith.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date:	August 9, 2005	By:	/s/ Sidney D. Rosenblatt

Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer