Form 10-Q
period 2005-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2005-11-07
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ______________________

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

Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   No

As of November 3, 2005, the registrant had outstanding 28,925,359 shares of common stock.

Back to Contents

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,139,911	$18,930,581
Short-term investments	12,473,736	26,258,463
Accounts receivable	2,282,602	2,588,279
Inventory	38,222	19,941
Other current assets	427,035	237,927

Total current assets	46,361,506	48,035,191

PROPERTY AND EQUIPMENT, net	11,772,332	9,551,532
ACQUIRED TECHNOLOGY, net	8,438,327	9,709,631
INVESTMENTS	1,953,560	2,290,451
RESTRICTED CASH	3,975,000	4,200,000
OTHER ASSETS	109,772	105,358

TOTAL ASSETS	$72,610,497	$73,892,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$300,000	$300,000
Accounts payable	699,481	723,512
Accrued expenses	4,306,446	3,697,432
Deferred license fees	2,918,267	1,766,667
Deferred revenue	1,672,538	916,667

Total current liabilities	9,896,732	7,404,278

DEFERRED LICENSE FEES	3,856,000	3,100,000
DEFERRED REVENUE	811,364	--
LONG-TERM DEBT, less current portion	3,975,000	4,200,000

Total liabilities	18,539,096	14,704,278

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized,
200,000 shares of Series A Nonconvertible Preferred Stock issued
and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized,
28,752,855 and 27,903,385 shares issued and outstanding	287,529	279,034
Additional paid-in-capital	179,396,198	173,372,344
Deferred compensation	–	(17,446)
Accumulated other comprehensive loss	(86,095)	(79,837)
Accumulated deficit	(125,528,231)	(114,368,210)

Total shareholders’ equity	54,071,401	59,187,885

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,610,497	$73,892,163

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,

	2005	2004

REVENUE:
Contract research	$1,556,095	$614,066
Development chemical	1,340,428	736,963
Commercial chemical	–	18,180
Royalty and license fees	50,400	92,420
Technology development fees	425,947	250,000

Total revenue	3,372,870	1,711,629

OPERATING EXPENSES:
Cost of chemicals sold	44,777	18,121
Research and development	4,734,554	3,952,649
General and administrative	1,739,166	1,544,649
Royalty expense	162,269	87,500

Total operating expenses	6,680,766	5,602,919

Operating loss	(3,307,896)	(3,891,290)

INTEREST INCOME	382,024	222,097
INTEREST EXPENSE	(53,268)	(21)

NET LOSS	(2,979,140)	(3,669,214)

DEEMED DIVIDEND	–	(83,448)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,979,140)	$(3,752,662)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.14)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON SHARE	28,617,601	27,366,453

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,

	2005	2004

REVENUE:
Contract research	$3,769,475	$1,911,240
Development chemical	2,877,642	1,792,402
Commercial chemical	31,395	108,000
Royalty and license fees	165,655	302,000
Technology development fees	1,007,765	1,200,000

Total revenue	7,851,932	5,313,642

OPERATING EXPENSES:
Cost of chemicals sold	83,947	135,667
Research and development	13,891,104	12,597,592
General and administrative	5,395,253	5,152,841
Royalty expense	462,269	262,500

Total operating expenses	19,832,573	18,148,600

Operating loss	(11,980,641)	(12,834,958)

INTEREST INCOME	965,296	584,226
INTEREST EXPENSE	(144,676)	(179)

NET LOSS	(11,160,021)	(12,250,911)

DEEMED DIVIDEND	–	(129,624)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,160,021)	$(12,380,535)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.39)	$(0.47)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC
AND DILUTED NET LOSS PER COMMON SHARE	28,298,728	26,450,235

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,160,021)	$(12,250,911)
Non-cash charges to statement of operations:
Depreciation	1,192,326	1,048,988
Amortization of intangibles	1,271,304	1,271,304
Amortization of premium and discount on investments	(91,253)	23,657
Common stock, options and warrants in connection with Development Agreement	2,922,253	2,603,963
Common stock to employees	1,121,202	251,592
Common stock and options to Board of Directors and Scientific Advisory Board	526,551	643,720
Common stock options and warrants for services	(6,713)	(9,946)
(Increase) decrease in assets:
Accounts receivable	305,677	(148,111)
Inventory	(18,281)	(660)
Other current assets	(189,108)	(209,109)
Other assets	(4,414)	(18,436)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(241,633)	1,427,523
Deferred license fees	1,907,600	250,000
Deferred revenue	1,567,235	(400,000)

Net cash used in operating activities	(897,275)	(5,516,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,413,126)	(832,866)
Purchases of investments	(14,506,386)	(42,998,872)
Proceeds from sale of investments	28,713,001	18,335,547

Net cash provided by (used in) investing activities	10,793,489	(25,496,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	–	28,522,249
Payment of loan	(225,000)	–
Restricted cash	225,000	–
Proceeds from the exercise of common stock options and warrants	2,313,116	2,923,640
Principal payments on capital lease	–	(3,886)

Net cash provided by financing activities	2,313,116	31,442,003

INCREASE IN CASH AND CASH EQUIVALENTS	12,209,330	429,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,930,581	14,070,207

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,139,911	$14,499,593

Cash paid for interest	$140,890	$–

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

The Company leases approximately 1,600 square feet of laboratory space in South Brunswick, New Jersey, and 850 square feet of office space in Coeur d’Alene, Idaho.

The Company sponsors substantial OLED technology research being conducted at Princeton University and at the University of Southern California (“USC”) (on a subcontract basis with Princeton University), pursuant to a Research Agreement between the Company and the Trustees of Princeton University dated October 9, 1997 (as amended, the “1997 Research Agreement”) (Note 3).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $86,095 and $79,837 at September 30, 2005 and December 31, 2004, respectively.

RESTRICTED CASH

At September 30, 2005, the Company had $4,275,000 of restricted cash, of which $3,975,000 was classified as a noncurrent asset. The restricted cash serves as collateral for a note payable in connection with the purchase of building and property at which our main facility is located. The cash is held by the issuing bank, is restricted, as to withdrawal or use, up to the outstanding balance of the note, and is currently invested in corporate bonds. Income from these investments is paid to the Company. The current portion of restricted cash of $300,000 is classified as cash and cash equivalents and represents the amount of the current liability due under the note.

Back to Contents

INVENTORY

Inventory is valued at the lower of cost or market, with the cost determined using the specific identification method.

ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	September 30, 2005	December 31, 2004

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(8,512,391)	(7,241,087)

Acquired Technology, net	$8,438,327	$9,709,631

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 2005 and 2004, the effects of the exercise of outstanding stock options and warrants of 8,635,786 and 8,415,697, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are charged to operations as incurred.

STATEMENT OF CASH FLOW INFORMATION

The following non-cash investing and financing activities occurred:

	Three Months Ended September 30,

	2005	2004

Unrealized gain (loss) on available-for-sale securities	$(6,084)	$58,966

	Nine Months Ended September 30,

	2005	2004

Unrealized gain (loss) on available-for-sale securities	$(6,258)	$16,015

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

Back to Contents

As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans under APB Opinion No. 25, and adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Had the Company recognized compensation cost for its stock based compensation plans consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	Three Months Ended September 30,

	2005	2004

Net loss attributable to common shareholders:
As reported	$(2,979,140)	$(3,752,662)
Add stock-based employee compensation expense
included in reported net income, net of tax	370,712	389,946
Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all rewards, net of tax	(533,711)	(631,962)

Pro forma	$(3,142,139)	$(3,994,678)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.14)
Pro forma	(0.11)	(0.15)

	Nine Months Ended September 30,

	2005	2004

Net loss attributable to common shareholders:
As reported	$(11,160,021)	$(12,380,535)
Add stock-based employee compensation expense
included in reported net income, net of tax	1,283,981	1,506,802
Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all rewards, net of tax	(4,011,212)	(6,081,647)

Pro forma	$(13,887,252)	$(16,955,380)

Basic and diluted net loss per share:
As reported	$(0.39)	$(0.47)
Pro forma	(0.49)	(0.64)

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

Back to Contents

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $87,269 of royalty expense for the nine months ended September 30, 2005.

Back to Contents

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. (“Motorola”). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED display manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500) and 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750). On October 6, 2004, all 300,000 shares of the Series B Convertible Preferred Stock were converted into 418,916 shares of the Company’s common stock based on a specified conversion formula. As part of the original licensing transaction, the Company also issued to Motorola a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black- Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology.

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

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the nine months ended September 30, 2005, the Company accrued $375,000 in royalty expense.

5.    LONG-TERM DEBT

	September 30,	December 31,

	2005	2004

Note payable to bank in monthly installments of $25,000,
plus interest at LIBOR plus 1.25% (5.11% at September 30,
2005), due in December 2009, secured by restricted cash	$4,275,000	$4,500,000
Less: current portion	300,000	300,000

Long-term debt	$3,975,000	$4,200,000

Back to Contents

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

In December 2004 and again in March 2005, the Company and PPG amended both the Development Agreement and the Supply Agreement to alter the charges and method of payment for services and materials provided by PPG under both agreements. Under the amended Development Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in cash and for other of the services in common stock. Payment for up to 50% of the remaining services may be paid, at the Company’s sole discretion, in cash or shares of common stock, with the balance payable in all cash. The specific number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified period prior to the end of that quarter. If, however, this average closing price is less than $6.00, the Company is required to compensate PPG in all cash. The Company records these expenses to research and development as they are incurred. Under the amended agreement, the Company is no longer required to issue warrants to PPG.

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

On January 1, 2004, the Company issued to PPG 157,609 shares of the Company’s common stock as consideration, determined by reference to the agreed-upon budget, for services to be provided by PPG under the Development Agreement during 2004. For the nine months ended September 30, 2004, the Company recorded a charge of $1,451,889 to research and development expense for the portion of these shares that was attributable to services provided during such period. The charge was determined based on the fair value of the Company’s common stock as of the end of the period.

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

On April 20, 2005 and October 17, 2005, the Company issued to PPG 252,778 and 82,117 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the Development Agreement and the Supply Agreement during the nine months ended September 30, 2005. The Company recorded a charge of $2,708,018 to research and development expense for these shares. The charge was determined based on the fair value of the Company’s common stock as of the end of the period. The Company also recorded $426,964 to research and development for the cash portion of the work performed by PPG during the nine months ended September 30, 2005.

Back to Contents

Also, in accordance with the development agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $162,886 and $515,557 in research and development expenses related to these costs during the nine months ended September 30, 2005 and 2004, respectively.

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

On January 18, 2005, the Company granted to PPG employees performing development services under the agreement options to purchase 30,500 shares of the Company’s common stock at an exercise price of $8.14. During the nine months ended September 30, 2005, the Company recorded $214,235 in research and development costs related to these options.

The Company determined the fair value of the options earned during the nine months ended September 30, 2005 and 2004, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.21% and 4.28%, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 79.95% and 94%, respectively.

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG Industries, Inc. This Agreement supersedes and replaces in their entireties the Development Agreement and Supply Agreement effective as of January 1, 2006, and extends the term of the Company’s existing relationship with PPG Industries through December 31, 2008. Under the new agreement, PPG Industries will continue to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. The financial terms of the new agreement are substantially similar to those of the amended Development Agreement and Supply Agreement, and include a requirement that the Company pay PPG Industries in a combination of cash and the Company’s common stock.

7.    SHAREHOLDERS’ EQUITY

	Preferred Stock, Series A		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Other Comprehensive Loss	Accumulated Deficit	Total Equity

BALANCE, JANUARY 1, 2005	200,000	$2,000	27,903,385	$279,034	$173,372,344	$(17,446)	$(79,837)	$(114,368,210)	$59,187,885

Exercise of Common Stock options and warrants	—	—	397,630	3,976	2,309,240	—	—	—	2,313,116
Issuance of Common Stock to Employees	—	—	88,270	883	725,532	—	—	—	726,415
Issuance of Common Stock and options to Board of Directors And Scientific Advisory Board	—	—	48,000	480	526,071	—	—	—	526,551
Issuance of Common Stock in Connection with License Agreement (A)	—	—	35,516	355	249,642	—	—	—	249,997
Issuance of Common Stock and options in connection with Development Agreement (B)	—	—	280,054	2,801	2,220,182	—	—	—	2,222,983
Issuance of Common Stock options to non-employees	—	—	—	—	(6,713)	—	—	—	(6,713)
Amortization of Deferred Compensation	—	—	—	—	—	17,446	—	—	17,446
Unrealized loss on available-for-sales securities	—	—	—	—	—	—	(6,258)	—	(6,258)
Net loss	—	—	—	—	—	—	—	(11,160,021)	(11,160,021)

BALANCE, SEPTEMBER 30, 2005	200,000	$2,000	28,752,855	$287,529	$179,396,198	$—	$(86,095)	$(125,528,231)	$54,071,401

(A) In accordance with the Motorola License Agreement (Note 4), the Company issued shares to Motorola to satisfy part of the minimum royalty due for the two year period ended on December 31, 2004.

(B) In accordance with the PPG Development Agreement (Note 6), the Company issued shares to PPG based on a final accounting for actual costs incurred by PPG under the agreement for the year ended December 31, 2004. The Company also issued shares to PPG as consideration for services performed in the nine months ended September 30, 2005 and the pro-rata portion of the options to purchase shares of the Company’s common stock that were granted to certain PPG employees for the nine months ended September 30, 2005.

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

Back to Contents

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash as a result of the minimum royalty due of $500,000. For the two-year period ending December 31, 2006, the Company will be required to make a minimum royalty payment of $1,000,000. Since the minimum royalty obligation exceeded actual royalties for the nine months ended September 30, 2005, the Company accrued $375,000 in royalty expense.

In accordance with the April 2002 amendment to the 1997 Research Agreement with the Princeton University, the Company is required to pay annually to Princeton University up to $1,495,999 for the period from July 31, 2002 through July 31, 2007.

Under the terms of the 1997 Amended License Agreement (Note 3), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty is $100,000 per year. The Company accrued $87,269 of royalty expense for the nine months ended September 30, 2005.

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

All forward-looking statements speak only as of the date of this report. Except for special circumstances in which a duty to update arises when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED™, TOLED™, FOLED™, etc.) we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred losses since our inception, resulting in an accumulated deficit of $125,528,231 as of September 30, 2005.

Back to Contents

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

We had a net loss attributable to common shareholders of $2,979,140 (or $0.10 per diluted share) for the quarter ended September 30, 2005, compared to a net loss attributable to common shareholders of $3,752,662 (or $0.14 per diluted share) for the same period in 2004. The decreased loss was primarily due to an increase in total revenue of $1,661,241, offset to some extent by an increase in total operating expenses of $1,077,847.

Our revenues were $3,372,870 for the quarter ended September 30, 2005, compared to $1,711,629 for the same period in 2004. The increase in revenue is primarily due to increased contract research revenue and sales of developmental chemicals. We earned $1,556,095 in contract research revenue from the U.S. government for the quarter ended September 30, 2005, compared to $614,066 for the same period in 2004. The increase during 2005 was primarily due to the commencement of and continuation of work on new government contracts, including one Department of Energy (DoE) award, one U.S. Army Research Laboratory (ARL) award and four Phase II Small Business Innovation Research contracts (SBIRs), offset by the completion of one Phase II contract.

We earned $1,340,428 from sales of developmental chemicals in the quarter ended September 30, 2005, compared to $736,963 for the same period in 2004. The increase was mainly due to the timing of purchases of materials in connection with the development efforts of our customers. We cannot accurately predict the timing of such purchases from customers due to the early stage of the OLED industry.

Our commercial chemical revenue and royalty and license fees for the quarter ended September 30, 2005 were $0 and $50,400, respectively, compared to $18,180 and $92,420, respectively, for the corresponding period in 2004. The decrease was due to the timing of purchases of our proprietary PHOLED materials by a customer for use in the exterior sub-display of a mobile phone for sale in Japan. All commercial chemical revenue and $42,420 of royalty and license fees for the quarter ended September 30, 2004 were from one customer. There were no sales of commercial chemicals or royalty and license fees from that customer during the quarter ended September 30, 2005.

The royalty and license fees for the period ended September 30, 2005 were fees recorded as a result of the signing of a patent license agreement with Samsung SDI in April 2005. In connection with that agreement, we received upfront payments of license fees and royalties, both of which have been deferred. The deferred license fees are being recognized as license fee revenue over the life of the agreement. The deferred royalties will be recognized as products are sold and royalties are earned. Royalties and license fees for the three months ended September 30, 2004 also included $50,000 of royalty revenue from the sale of organic vapor phase deposition ("OVPD") equipment by Aixtron AG. We have granted Aixtron an exclusive license to produce and sell equipment used to manufacture OLEDs and other devices using the OVPD process. No such equipment was sold in 2005.

We recognized $425,947 in technology development revenue for the quarter ended September 30, 2005 in connection with three technology development and evaluation agreements entered into in September 2005, March 2005 and September 2003, compared to $250,000 for the same period in 2004 in connection with one such agreement. The increase is due to the signing of new technology development agreements in September and March 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We incurred research and development expenses of $4,734,554 for the quarter ended September 30, 2005, compared to $3,952,649 for the same period in 2004. The increase was due to an increase in costs for the further development and operation of our facility in Ewing, New Jersey, an increase in costs associated with our arrangement with PPG Industries, and an increase in costs associated with patent filings.

Back to Contents

General and administrative expenses were $1,739,166 for the quarter ended September 30, 2005, compared to $1,544,649 for the same period in 2004. The increase was due mainly to an increase in costs relating to the purchase and expansion of our facility, international consulting costs and costs associated with Sarbanes-Oxley compliance.

Interest income increased to $382,024 for the quarter ended September 30, 2005, compared to $222,097 for the same period in 2004. This was the result of higher rates of return on our invested cash during the quarter compared to the same period in the prior year.

Interest expense increased to $53,268 for the quarter ended September 30, 2005, compared to $21 for the same period in 2004. The increase was the result of a debt agreement entered into in December 2004 in connection with the acquisition of our Ewing, New Jersey facility.

There were no deemed dividends for the three months ended September 30, 2005, compared to $83,448 in deemed dividends for the same period in 2004. In accordance with the terms of our Series B Convertible Preferred Stock, in September 2004, we elected to make a cash payment of $83,448 to the holder of that stock in lieu of adjusting the conversion price of the stock. We treated this occurrence as a deemed dividend. On October 6, 2004, all shares of the Series B Convertible Preferred Stock were converted into shares our common stock.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

We had a net loss attributable to common shareholders of $11,160,021 (or $0.39 per diluted share) for the nine months ended September 30, 2005, compared to a net loss attributable to common shareholders of $12,380,535 (or $0.47 per diluted share) for the same period in 2004. The decreased loss was primarily due to an increase in total revenue of $2,538,290 and increased interest income of $381,070, offset in part by an increase in total operating expenses of $1,683,973.

Our revenues were $7,851,932 for the nine months ended September 30, 2005, compared to $5,313,642 for the same period in 2004. The increase in revenues was primarily due to increased sales of developmental chemicals and increased contract research revenue.

We earned $3,769,475 in contract research revenue from the U.S. government in the nine months ended September 30, 2005, compared to $1,911,240 for the same period in 2004. The increase was primarily due to the commencement of work on new government contracts in 2005, including four Phase II SBIRs, two Phase I SBIR, one Phase III SBIR, one DOE award, one ARL award and three subcontracts. The increase was offset, to some extent, by our completion of four government contracts during the same period.

We earned $2,877,642 from our sales of developmental chemicals during the nine months ended September 30, 2005, compared to $1,792,402 for the same period in 2004. The increase was mainly due to the timing of purchases of materials in connection with the development efforts of our customers. We cannot accurately predict the timing of such purchases from our customers due to the early stage of the OLED industry.

Our commercial chemical revenue and royalty and license fees for the nine months ended September 30, 2005 were $31,395 and $165,655, respectively, compared to $108,000 and $302,000, respectively, for the corresponding period in 2004. The decrease was due to the timing of purchases of our proprietary PHOLED materials by a customer for use in the exterior sub-display of a mobile phone for sale in Japan. The amount and timing of the sale of our commercial chemicals is difficult to predict due to the early stage of the OLED industry. All commercial chemical revenue and a substantial portion of royalty and license fees for the nine months ended September 30, 2005 and 2004 were from one customer.

During the nine months ended September 30, 2005, royalty and license fees also included fees recorded as a result of our signing a patent license agreement with Samsung SDI in April 2005. In connection with this agreement, we received an upfront payment of license fees and of royalties, both of which have been deferred. The deferred license fees are being recognized as license fee revenue over the life of the agreement. The deferred royalties will be recognized as products are sold and royalties are earned. Royalty and license fees for the nine months ended September 30, 2004 also included $50,000 of royalty revenue from the sale of organic vapor phase deposition ("OVPD") equipment by Aixtron AG. We have granted Aixtron an exclusive license to produce and sell equipment used to manufacture OLEDs and other devices using the OVPD process. No such equipment was sold in 2005.

We recognized $1,007,765 in technology development revenue in the nine months ended September 30, 2005 in connection with three technology development and evaluation agreements, entered into in September 2005, March 2005 and September 2003, compared to $1,200,000 for the same period in 2004. The decrease is due to the fact that one agreement from 2004 expired in accordance with its terms at the end of March 2004, offset, to some extent, by the signing of technology development and evaluation agreements in March and September 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

Back to Contents

We incurred research and development expenses of $13,891,104 for the nine months ended September 30, 2005, compared to $12,597,592 for the same period in 2004. The increase was due to increased costs of operations due to our facility expansion, increased amounts payable to PPG Industries for additional work under our Development Agreement and Supply Agreement, and increased patent costs.

General and administrative expenses were $5,395,253 for the nine months ended September 30, 2005, compared to $5,152,841 for the same period in 2004. General and administrative expenses have remained relatively consistent from 2004 to 2005.

Interest income increased to $965,296 for the nine months ended September 30, 2005, compared to $584,226 for the same period in 2004. This was the result of higher rates of returns on our invested cash during the nine month period compared to same period last year.

Interest expense increased to $144,676 for the nine months ended September 30, 2005, compared to $179 for the same period in 2004. The increase was the result of a debt agreement we entered into in December 2004 in connection with the acquisition of our Ewing, New Jersey facility.

There were no deemed dividends for the nine months ended September 30, 2005, compared to $129,624 in deemed dividends for the same period in 2004. In accordance with the terms of our Series B Convertible Preferred Stock, in September 2004, we elected to make a cash payment to Motorola in the amount of $83,448 in lieu of adjusting the conversion price of this stock. We treated this occurrence as a deemed dividend. On October 6, 2004, all shares of the Series B Convertible Preferred Stock were converted into shares our common stock. Also, in 2004, we completed an offering that was deemed dilutive under the terms of a warrant we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. We treated this occurrence as a deemed dividend of $46,176.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and cash equivalents of $31,139,911, short-term investments of $12,473,736 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,953,560. This compares to cash and cash equivalents of $18,930,581, short-term investments of $26,258,463 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,290,451 as of December 31, 2004. The overall decrease in cash and cash equivalents and short-term and long-term investments of $1,912,288 was primarily due to cash used for the expansion of our facility and the purchase of new equipment, as well as cash used in operating activities during the nine months ended September 30, 2005.

Cash used in operating activities was $897,275 for the nine months ended September 30, 2005, as compared to $5,516,426 for the same period in 2004. The decrease in cash used in operations was mainly due to increased revenues, deferred license fees and deferred revenue, offset to some extent by increased total operating costs. Deferred license fees and deferred revenue increased by $3,474,835 for the nine months ended September 30, 2005 compared to a decrease of $150,000 for the same period in 2004. The increase is due mainly to cash receipts from five customers in connection with technology development and evaluation and license agreements. Total operating costs increased mainly due to increased general operating costs, including costs associated with personnel and the expansion of our facility, as well as increased patent costs.

Cash provided by operating activities was $1,087,311 for the quarter ended September 30, 2005, as compared to cash used in operating activities in the amount of $1,653,539 for the same period in 2004. The cash provided for the quarter was a result of increasing revenues, decreasing operating losses and receipt of $2,125,000 representing payments for technology development and evaluation and license agreements, all of which are included in total deferred license fees and deferred revenue.

In March and April 2004, we completed a public offering of 2,550,000 shares of our common stock at a price of $12.00 per share. The offering resulted in proceeds to us of $28,522,249, net of $2,077,750 in costs associated with completion of the offering.

Working capital decreased to $36,464,774 as of September 30, 2005, from working capital of $40,630,913 as of December 31, 2004. The net decrease was due primarily to a decrease in cash and cash equivalents and short-term investments used for the purchase of equipment and the costs associated with the expansion of our facility and in operating activities.

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

OFF-BALANCE SHEET ARRANGEMENTS

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of off-balance sheet arrangements. As of September 30, 2005, we had no off-balance sheet arrangements.

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

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our existing Development Agreement and Supply Agreement with PPG Industries, Inc., we are required to issue shares of our common stock to PPG Industries in return for services performed by PPG Industries under those agreements. On April 20, 2005, we issued 252,778 shares of our common stock to PPG Industries as consideration for the actual services provided by PPG Industries under the agreements during the first quarter of 2005, and for the estimated services to be provided by PPG Industries under the agreements during the second quarter of 2005. On October 17, 2005, we issued 160,536 shares of our common stock to PPG Industries as consideration for the actual services provided by PPG Industries under the agreements during the third quarter of 2005, and for the estimated services to be provided by PPG Industries under the agreements during the fourth quarter of 2005. As of September 30, 2005 we recorded a charge of $2,708,018 to research and development expense for the issuance of the shares for actual services provided during the first three quarters of 2005.

Back to Contents

The securities issued to PPG Industries under the Development Agreement and Supply Agreement were not registered under the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Exhibit	Description
Number
10.1+*	OLED Material Supply and Service Agreement between the registrant and PPG Industries, Inc., entered into on July 29, 2005.
31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2**	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.
*	Filed herewith.
**	Furnished herewith.

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

UNIVERSAL DISPLAY CORPORATION

Date: November 7, 2005	By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer