Form 10-K
period 2005-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2006-03-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                                          to

Commission File Number 1-12031

UNIVERSAL DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2372688

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Phillips Boulevard, Ewing, New Jersey	08618

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share)

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes                            No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes                            No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes               X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (1229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                            Accelerated filer      X       Non-accelerated filer____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes      X          No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq National Market as of June 30, 2005, was approximately $243,356,294. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of March 6, 2006, the registrant had outstanding 30,078,748 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on June 29, 2006 are incorporated by reference into Part III of this report.

Back to Contents

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	34
ITEM 11.	EXECUTIVE COMPENSATION	34
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	34
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	34

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	35

Back to Contents

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference in this report contain some “forward-looking statements.” Forward-looking statements concern our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.

As you read and consider this report, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further under Item 1A below (Risk Factors), including:

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to organic light emitting diode (OLED) technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	successful commercialization of products incorporating our OLED technologies and materials by OLED manufacturers, and their continued willingness to utilize our OLED technologies and materials;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental OLED patents;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of enforcing those protections;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our unpatentable intellectual property;

•	the payments that we expect to receive in the future under our existing contracts and the terms that we are able to enter into with new OLED display manufacturers;

•	our future capital requirements and our ability to obtain additional financing if and when needed; and

•	our future OLED technology licensing and OLED material sales revenues and results of operations.

Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Back to Contents

PART I

ITEM 1. BUSINESS

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in a variety of flat panel display and other applications. OLEDs are thin, lightweight and power-efficient solid-state devices, highly suitable for use in portable, full-color display applications. We believe OLED displays will capture a share of the growing flat panel display market because they offer potential advantages over competing technologies with respect to brightness, power efficiency, viewing angle, video response time and manufacturing cost. We believe that our technology leadership and intellectual property position will enable us to share in the revenues from OLED displays as they enter the mainstream consumer electronics market.

Our strategy is to further develop and license our proprietary OLED technologies to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, televisions and other consumer electronic devices. In support of this primary objective, we also develop new OLED materials and sell those materials to these OLED manufacturers. Through our internal research and development efforts and our relationships with world-class partners such as Princeton University, the University of Southern California and PPG Industries, Inc., we have established a significant portfolio of OLED technologies and associated intellectual property rights. We currently own, exclusively license or have the sole right to sublicense approximately 750 patents issued and pending worldwide. We are currently selling our proprietary OLED materials to AU Optronics Corporation of Taiwan for use in a commercial active-matrix OLED display product, and to Tohoku Pioneer Corporation for use in a commercial passive-matrix OLED display product. We have also entered into a patent license agreement with Samsung SDI Co., Ltd. and a cross-license agreement with DuPont Displays, Inc. and we are working under technology development and/or evaluation agreements with several other companies, including Seiko Epson Corporation, Toyota Industries Corporation and Sony Corporation.

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

The OLED Display Market

An OLED is a solid-state device made by placing a series of organic thin films between two electrodes. When electrical current is applied to an OLED, a bright light is emitted. Currently, there are two mechanisms through which OLEDs emit light, phosphorescence and fluorescence. Fluorescent OLEDs emit light from a singlet state of the emissive material and phosphorescent OLEDs emit light from a triplet state of the emissive material. By emitting light from a triplet state, phosphorescence offers up to four times the efficiency of fluorescence.

The initial market for OLED technologies and materials is flat panel displays, a market currently dominated by liquid crystal displays, or LCDs. However, OLED displays are an attractive alternative to LCDs as they offer a number of potential advantages, including:

•	a thinner profile and lighter weight;

•	higher brightness and contrast ratios, leading to sharper picture images and graphics;

•	wider viewing angles;

Back to Contents

•	faster response times for video;

•	higher efficiencies, thereby reducing power consumption; and

•	lower cost manufacturing methods and materials.

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

While the display characteristics of OLEDs and LCDs are different, they share many similarities in terms of manufacturing technology and infrastructure, such as those relating to active-matrix backplane technologies. These similarities may enable the conversion of existing LCD manufacturing facilities to OLED display production with relatively low capital investment.

Many companies currently are engaged in efforts to develop and commercialize OLED displays that are nearly as thin as a piece of paper but that have performance characteristics similar to those of bulky CRT displays. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays. In addition, due to the inherent transparency of organic materials and through the use of transparent electrode technology, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays. Organic materials also make technically possible the development of flexible displays for use in an entirely new set of product applications, such as display devices that can be rolled up for storage. Research also is being conducted on OLEDs for energy-efficient solid-state white lighting.

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

Technology Leadership. We are a recognized technology leader in the OLED industry. We and our research partners at Princeton University and the University of Southern California pioneered the development of our phosphorescent OLED, or PHOLED™, technology, which can be used to produce OLED displays that are up to four times as efficient as fluorescent OLED displays and more than twice as efficient as current LCDs. We believe that our PHOLED technology is well-suited for industry usage in the commercial production of OLED displays. Through our relationships with companies such as PPG Industries and our academic partners, we have developed and continue to develop novel OLED materials that we believe will facilitate the adoption of our OLED technologies by display manufacturers.

Relationships with Leading Display Manufacturers. We have established relationships with well-known display manufacturers that are using, or are evaluating, our OLED technologies and materials for commercial applications. In 2005, we continued supplying Tohoku Pioneer with our proprietary phosphorescent material for use in the manufacture of a commercial passive-matrix OLED display. In January 2006, we began supplying our proprietary phosphorescent OLED material to AU Optronics for use in a commercial active-matrix OLED display product. In 2005, we also entered into a patent license agreement with Samsung SDI Co., under which we expect to receive royalties when Samsung SDI launches its first commercial OLED product. As of December 31, 2005, we had entered into technology development and/or evaluation agreements with 26 different display manufacturers, including Seiko Epson Corporation, Toyota Industries Corporation and Sony Corporation.

Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with Princeton University, the University of Southern California and Motorola, Inc., we own, exclusively license or have the sole right to sublicense approximately 750 patents issued and pending

Back to Contents

worldwide related to our PHOLED and other OLED technologies and materials. We also continue to accumulate valuable trade secret information and technical know-how relating to our OLED technologies and materials.

Business Model Focused on Technology Licensing. We are focused on licensing our OLED technologies to display manufacturers on a non-exclusive basis. Our current business model does not involve the manufacture or sale of OLED displays incorporating our technologies and materials. PPG Industries currently manufactures our proprietary OLED materials for us, which we then qualify and resell to display manufacturers. We believe this business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. We also believe that this approach may reduce potential competitive conflicts between us and our customers.

Established U.S. Government Contracts to Fund Research and Development. In 2005, we started or continued working under approximately 15 research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Energy. Under these contracts, the U.S. government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and energy-efficient solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

Experienced Management and Scientific Advisory Team. Our management team has significant experience in developing business models focused on licensing disruptive technologies in high growth industries, which serves to differentiate us from our competitors. In addition, our management team has assembled a Scientific Advisory Board that includes some of the leading researchers in the OLED industry, such as Professor Stephen R. Forrest of the University of Michigan (formerly of Princeton University) and Professor Mark E. Thompson of the University of Southern California. We believe that the Scientific Advisory Board enhances our competitive profile.

Our Business Strategy

Our business strategy is to promote our OLED technologies and materials for widespread use in OLED displays and other product applications. We presently are focused on the following steps to implement our business strategy:

Target Leading Display Manufacturers. We are targeting leading display manufacturers as potential commercial licensees of our OLED technologies and purchasers of our OLED materials. For example, in April 2005 we entered into a patent license agreement with Samsung SDI Co. for the manufacture and sale of active-matrix OLED display products. In January 2006, we began supplying AU Optronics with our proprietary phosphorescent material for use in a commercial active-matrix OLED display product. We also provide technical assistance and support to several display manufacturers evaluating our OLED technologies and materials. We believe that successful incorporation of our technologies and materials into commercial products may encourage their widespread adoption.

Enhance Our Portfolio of Existing PHOLED Technologies and Materials. We believe that a strong portfolio of proprietary OLED technologies and materials is critical to our success in the display industry. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with academic and other research partners, and other strategic opportunities. One of our primary goals is to develop new and improved PHOLED technologies and materials with increased efficiencies, enhanced color gamut and extended lifetimes, which technologies and materials are compatible with different manufacturing methods, so that they can be used in a broader array of OLED display products, such as televisions. Currently, our proprietary OLED materials are being used in commercial production by two OLED display manufacturers. Our proprietary OLED materials are also being evaluated by display manufacturers for use in commercial production, and additional OLED materials are under development.

Expand Development of Next-Generation Technologies. We continue to conduct research and development activities relating to next-generation OLED technologies. Our current research and development initiatives involve flexible OLED displays, transparent or top-emitting OLED displays and OLEDs for energy-efficient solid-state lighting. We also are funding research by our academic partners on the use of organic thin-film technology in applications such as lasers, transistors, photo detectors, electronic memories and other related

Back to Contents

devices. Our focus on next- generation technologies is designed to enable us to continue our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

Our Phosphorescent OLED Technologies

Phosphorescent OLEDs, or PHOLEDs, our key proprietary technology, utilize novel materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. Conversely, fluorescent OLEDs emit light through an inherently less efficient process. Theory and experiment show that PHOLEDs exhibit device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. Phosphorescence substantially reduces the power requirements of an OLED and is potentially useful for hand-held devices, such as mobile phones, where battery power is often a limiting factor. Phosphorescence also may be important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency. We are conducting extensive research and development work directed towards both improving our existing PHOLED technologies and materials and developing new PHOLED technologies and materials. A significant portion of this work involves the evaluation and qualification of PHOLED materials for potential use in the commercial production of OLED displays.

OLEDs can be manufactured using different processing methods. Currently, the most common method is through vacuum thermal evaporation, or VTE. Another method involves preparing solutions of the various organic materials in an OLED that can be solution-processed by techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. Others have demonstrated that solution- processing methods can be used to produce OLEDs containing polymer-based fluorescent emission organic materials, and we are developing printable PHOLEDs, or P2OLEDs™, to demonstrate that these methods can be used with our small molecule-based phosphorescent emission technologies. We are currently working on P2OLEDs under a Joint Development Agreement with Seiko Epson, and in December 2005 we completed a three-year joint development program on P2OLEDs with DuPont Displays, Inc.

Our Additional Proprietary OLED Technologies

Our research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:

Transparent OLEDs (TOLEDs™). We have developed a technology for the production of OLEDs that have transparent cathodes. Conventional OLEDs use a reflective metal cathode and a transparent anode. In contrast, TOLEDs use a transparent cathode and either a transparent, or reflective or opaque metal anode. TOLEDs utilizing transparent cathodes and reflective metal anodes are known as “top-emission” OLEDs. In a “top-emission” active-matrix OLED, light is emitted without having to travel through much of the device electronics where a portion of the usable light is lost. This results in OLED displays having image qualities and lifetimes superior to those of conventional active-matrix OLEDs. TOLEDs utilizing transparent cathodes and transparent anodes may also be useful in novel flat panel display applications requiring semi- transparency or transparency, such as graphical displays in automotive windshields.

Flexible OLEDs (FOLEDs™). We are working on a number of technologies required for the fabrication of small molecule-containing OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. FOLEDs are intended to be either conformable to specific shapes or repeatedly bent or flexed. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally, under several of our U.S. government programs and in connection with the government-sponsored Flexible Display Center at Arizona State University. In February 2006, we announced the achievement of a full-color, active-matrix OLED display prototype on flexible metal foil at the United States Display Consortium’s 5th Annual Flexible Displays & Microelectronics Conference in Phoenix, Arizona.

Back to Contents

Organic Vapor Phase Deposition (OVPD™). The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a VTE process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED is based on OVPD. In contrast to the VTE process, the OVPD process utilizes a carrier gas stream in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process through more efficient materials utilization and by being more readily scalable to the production of large-area OLED displays. Furthermore, the OVPD process may offer advantages in OLED performance by enhanced deposition control. Over the past several years, we have been working with Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify a tool for our fabrication of OLED displays utilizing the OVPD process.

Our Strategic Relationships with Display Manufacturers

We have established evaluation, technology development, licensing and material supply relationships with numerous display manufacturers. As of December 31, 2005, we had entered into 26 such relationships, six of which were newly established in 2005. These relationships generally are directed towards tailoring our proprietary OLED technologies and materials for use by each individual manufacturer. Our ultimate objective is to license our OLED technologies and sell our OLED materials to these manufacturers for their commercial production of OLED displays. Our key relationships with display manufacturers include:

AU Optronics. In February 2006, we entered into a Commercial Supply Agreement with AU Optronics Corporation. Under this agreement, we are supplying AU Optronics with our proprietary phosphorescent OLED material for use in a commercial active-matrix OLED product. We also continue to support AU Optronics’ development of next-generation OLED products using our technologies and materials under an agreement that has been in place since October 2001.

Samsung SDI. In April 2005, we entered into an OLED Patent License Agreement with Samsung SDI Co., Ltd. Under this agreement, we granted Samsung SDI license rights to make and sell specified OLED display products. We also continue to supply our OLED materials to Samsung SDI for evaluation and for purposes of development, manufacturing qualification and product testing under a Joint Development Agreement that has been in place since July 2001.

Sony. We have been supporting Sony Corporation in its development of active-matrix OLED display products under various agreements since February 2001. We are currently operating under an Evaluation Agreement with Sony that has been in place since February 2005. That agreement enables us to sell Sony our proprietary PHOLED materials for evaluation in OLED devices.

Seiko Epson. In December 2004, we entered into a Joint Development Agreement with Seiko Epson Corporation. Under this agreement, we are conducting development activities with Seiko Epson relating to the application of our proprietary PHOLED technology and materials to ink-jet printing processes used by Seiko Epson. We also supply our proprietary PHOLED materials to Seiko Epson for evaluation and for use under our development program.

Tohoku Pioneer. In August 2003, we began supplying our proprietary red PHOLED material to Tohoku Pioneer Corporation, a subsidiary of Pioneer Corporation, for the commercial production of a passive-matrix OLED display product. Tohoku Pioneer continued purchasing this material from us in 2005.

Toyota Industries. We have been working with Toyota Industries Corporation under an OLED Technology Development and Evaluation Agreement since October 2002. The agreement focuses on OLED materials and technology for high-efficiency white OLED devices. Under that agreement, we supply our proprietary PHOLED materials to Toyota Industries for evaluation and use in product development. We are in the process of finalizing an extension of our agreement with Toyota Industries that would extend the relationship through October 2006.

DuPont Displays. In December 2005, we completed work under a Joint Development Agreement with DuPont Displays, Inc. and its parent E.I. DuPont de Nemours and Company (DuPont) for the development of novel phosphorescent materials and device structures for solution- processed OLEDs (our P2OLEDs). DuPont continues to be a licensee of our OLED technologies for P2OLEDs under a Cross-License Agreement with

Back to Contents

DuPont that has been in effect since December 2002. As of December 31, 2005, we had not received any royalties from DuPont under that agreement.

Our OLED Materials Supply Business

In support of our primary objective of licensing our OLED technologies, we supply our proprietary OLED materials to display manufacturers and others. We device-qualify our materials before shipment in order to ensure the materials meet the specifications we agree upon with our customers.

PPG Industries has manufactured OLED materials solely for us since October 2000. In July 2005, we renewed our relationship with PPG Industries by entering into an OLED Materials Supply and Service Agreement. This Agreement was effective as of January 1, 2006, and extended the term of our relationship with PPG Industries through December 31, 2008. Under the new agreement, PPG Industries will continue to supply us with OLED materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED display products.

In August 2003, we commenced commercial sales of our proprietary PHOLED material to Tohoku Pioneer. Tohoku Pioneer has used this material in the commercial production of a passive-matrix OLED display product. In January 2006, we began supplying AU Optronics with our proprietary phosphorescent material for use in a commercial active-matrix OLED display product. We also continue to sell our proprietary OLED materials to several display manufacturers that are evaluating them for use in the commercial production of OLED display and other products.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2005, 2004 and 2003, we spent approximately $19,183,390, $16,651,335 and $17,897,522, respectively, on research and development with respect to our various OLED technologies and materials.

Internal Development Efforts

We conduct a substantial portion of our OLED development activities at our state-of-the-art development and testing facility in Ewing, New Jersey. We purchased this 40,200 square foot facility in December 2004, and have since undertaken a major expansion project to build out the entire facility.

At our Ewing facility, we perform technology development, including device and process optimization, prototype fabrication, manufacturing scale-up studies, process and product testing, characterization and reliability studies, and technology transfer with our business partners. The facility houses five OLED deposition systems, including a system brought on line in 2005 that is designed to process full-color, flexible OLED devices and an organic vapor phase deposition (OVPD) system that we are using to study our proprietary OVPD technology. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly, and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. These capabilities were enhanced in 2005 as part of the first phase of our expansion project.

As part of the second phase of our expansion project, in late 2005 we constructed state-of-the-art synthetic chemistry laboratories in our Ewing facility. In these laboratories, our scientists conduct OLED materials research and make small quantities of new materials that we then test in OLED devices. Through 2005, we conducted this materials research in laboratory space that we leased in Princeton, New Jersey. This activity was transferred to our Ewing facility in January 2006.

As of December 31, 2005, we employed a team of 30 research scientists, engineers and laboratory assistants at our facilities in Ewing and Princeton, New Jersey. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists. In 2006, we expect to expand this team by hiring new researchers, including several chemists from PPG Industries who have been working on our OLED materials development program for a number of years.

Back to Contents

University Sponsored Research

We have long-standing relationships with Princeton University and the University of Southern California for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research has been performed at Princeton University under the direction of Dr. Stephen R. Forrest and at the University of Southern California under the direction of Dr. Mark E. Thompson. Dr. Forrest recently transferred to the University of Michigan, and we are currently negotiating an arrangement to fund his research at this new institution.

We fund the research conducted at Princeton University and the University of Southern California under a Research Agreement we executed with the Trustees of Princeton University in October 1997. The University of Southern California conducts its portion of this research under a subcontract between it and Princeton University. In April 2002, we extended the term of our Research Agreement with Princeton University through July 2007. Under the Research Agreement, we incurred costs to Princeton University of $598,796 in 2005, $679,910 in 2004 and $933,156 in 2003. Our maximum funding commitment under the Research Agreement for the period from August 2002 through July 2007 is $1,495,599 per year. We have exclusive license rights to all patents arising out of the research conducted by Princeton University and the University of Southern California under the Research Agreement.

In October 2005, we entered into a separate Sponsored Research Agreement with Princeton University to fund research under the direction of Dr. Sigurd Wagner on thin-film encapsulation and fabrication of OLED devices. The term of this funding relationship runs through September 2007. We have exclusive license rights to all patents arising out of the research conducted by Princeton University under this Sponsored Research Agreement.

In July 2005, we entered into an agreement with Penn State University to conduct research as a subcontractor under one of our government programs with the U.S. Department of Energy. The program is to develop white TOLED technology for lighting. Under the direction of Professor Thomas Jackson, Penn State University is responsible for providing thin-film encapsulation of TOLEDs that we fabricate. This work continues our collaborative relationship with Penn State University and Professor Jackson on OLED technology research, which has been ongoing for several years.

In December 2004, we entered into a Sponsored Research Agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University (TLIRI). Under that agreement we funded a research program under the direction of Dr. Ken-Tsung Wong relating to new OLED materials. We received exclusive rights to all intellectual property developed under that program. The program concluded in February 2006, and we are in the process of negotiating an arrangement to sponsor further research at TLIRI under the direction of Dr. Wong.

In April 2004, we entered into a Contract Research Agreement with the Chitose Institute of Science and Technology of Japan (CIST). Under that agreement, we funded a research program headed by Dr. Chihaya Adachi relating to high-efficiency OLED materials and devices. We were granted exclusive rights to all intellectual property developed under this program. This relationship ends in March 2006; however, we are currently negotiating an arrangement to fund additional work under the direction of Dr. Adachi at his new research institution, Kyushu University.

In July 2003, we entered into an agreement with Kyung Hee University to conduct research as a subcontractor under one of our government programs with the U.S. Department of the Army. The program was to develop prototypes of a transparent, conformable PHOLED display. Under the direction of Professor Jin Jang, Kyung Hee University was responsible for providing us with amorphous silicon backplanes for these prototypes. The program ended in April 2005, and we are currently in discussions with Kyung Hee University to fund additional research directed by Professor Jang on flexible, amorphous silicon TFT backplane technology.

PPG Industries

A team of approximately eight PPG Industries’ scientists and engineers has been assisting us in developing our proprietary OLED materials since October 2000. As compensation for this work, PPG Industries receives cash and shares of our common stock, though under limited circumstances PPG Industries has the right to demand payment of cash in full.

Back to Contents

Our relationship with PPG Industries on the development of OLED materials will change in 2006. We will be assuming sole responsibility over OLED materials research and development and PPG Industries will remain responsible, under our direction, for manufacturing scale up and the supply of these OLED materials for use by us and for resale to our customers. Toward this end, we expect to hire several new researchers in 2006, including chemists from the PPG Industries’ OLED materials development team. These individuals would be transferred to our newly constructed synthetic chemistry laboratories, where they would continue their work for us.

Aixtron

In July 2000, we entered into a Development and License Agreement with Aixtron AG of Aachen, Germany to jointly develop and commercialize equipment for the manufacture of OLEDs using the OVPD process. A pre-production OVPD manufacturing tool was delivered to our Ewing, New Jersey facility in January 2002. We continue to work with Aixtron to upgrade this tool for use in research and development of our OVPD technology.

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

Aixtron has reported to us the delivery of five OVPD systems since July 2002, including a second-generation system that was sold to RiTdisplay Corporation of Taiwan in April 2003. We recorded our first royalty income from Aixtron’s sale of these systems in the fourth quarter of 2004.

U.S. Government-Funded Research

We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies and materials for applications such as flexible displays and energy-efficient solid-state lighting. These include, among others, Small Business Innovation Research (SBIR) Phase I program contracts for the demonstration of technical merit and feasibility and SBIR Phase II program contracts for continued research and development and the fabrication of prototypes. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton University, the University of Southern California, Pennsylvania State University, Kyung Hee University in South Korea, L-3 Communications Corporation — Display Systems (L- 3DS), the Palo Alto Research Center (PARC), a subsidiary of Xerox Corporation, and Vitex Systems, Inc. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency. Our government contracts include, among others, the following:

•
OLED Displays on Flexible Metal Foil Substrates. In 2005, we continued our work to develop and deliver prototype OLED displays on flexible metal foil substrates for the U.S. Army Research Laboratory (ARL), the U.S. Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the Air Force Research Laboratory. These three government agencies teamed to provide us with $2,080,154 in funding for this program during 2005 under several government contracts and one subcontract through L- 3DS. In February 2006, we announced the successful demonstration of a full-color, active-matrix OLED display prototype on flexible metal foil that was developed under the program. Our contractual commitments to conduct further work under this program currently run through May 2007.

•
Infrared OLED Displays for Night-Vision Applications. In 2005, we started working on a new program for CERDEC involving the development of a flexible OLED display containing infrared-emitting OLED pixels that would be visible through night vision goggles. During the year, CERDEC provided us with $70,000 in funding for this program under an SBIR Phase I contract. In January 2006, we entered into a $730,000 SBIR Phase II contract for the continuation of this work. The SBIR Phase II contract runs through January 2008, at which time we will be expected to deliver to CERDEC a prototype infrared-emitting OLED display.

Back to Contents

•
Transparent OLEDs for “Heads-Up” Displays. In April 2005, we completed work under a two-year, $729,996 SBIR Phase II program contract with CERDEC for the development of a prototype transparent OLED display for use in helmets and other head-mounted devices. In 2005, we received $75,926 in funding from CERDEC for this work. At the conclusion of this program, we successfully delivered to CERDEC a high-resolution, active-matrix, transparent OLED display prototype build on an amorphous silicon TFT backplane.

•
OLEDs for High-Efficiency White Lighting. Our work on behalf of the U.S. Department of Energy (DOE) to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications continued in 2005. During the year, the DOE provided us with $1,671,173 in funding for this work under four SBIR Phase II program contracts and one SBIR Phase I program contract. One of these DOE programs was completed in June 2005, and the others are currently scheduled for completion between March 2006 and July 2007.

•
Novel Printing of Striped OLEDs for Lighting Applications. In 2005, we continued our work on behalf of the DOE to develop technology for the printing of striped OLEDs for lighting applications using a novel deposition process, called organic vapor jet printing (OVJP). Funding to us under this DOE Solid State Lighting program totaled $649,788 during 2005. When the program concludes in September 2007, we will be expected to deliver to the DOE various prototype OLED devices, wherein the OLED materials are deposited in red, green and blue stripes using the OVJP process and the resulting device generates white light.

The Army Flexible Display Center

We have been a charter member of The Army Flexible Display Center (FDC) since its establishment at Arizona State University in December 2004. The FDC is being supported through a $51.5 million Cooperative Agreement between Arizona State University and the U.S. Army Research Laboratory. The goal of the FDC is to develop flexible, low power, light-weight, information displays for future usage by soldiers and for other military and commercial applications. We believe our involvement with the FDC enhances our flexible OLED display technology development efforts.

The United States Display Consortium

We are a member of the United States Display Consortium (USDC), a cooperative industry and governmental effort aimed at developing an infrastructure to support North American flat panel display manufacturing. The USDC’s role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 90 members, as well as support from ARL. We are one of 11 members on the Governing Board of the USDC and we actively participate on its Technical Council. In addition, our President, Steven Abramson, served in 2005 and continues to serve as Vice-Chairman of the USDC’s Governing Board.

Intellectual Property

Along with our personnel, our primary assets are intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of trade secrets and technical know-how that we have accumulated over time.

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2005, we owned, through assignment, 60 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2020.

Back to Contents

Patents We License from Princeton University and the University of Southern California

We exclusively license the bulk of our patent rights under an Amended License Agreement we executed with the Trustees of Princeton University and the University of Southern California in October 1997. As of December 31, 2005, these licensed patent rights included 195 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2014.

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

Princeton University is responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the Amended License Agreement pursuant to an Interinstitutional Agreement between Princeton University and the University of Southern California. However, we manage this process and have the right to instruct patent counsel on specific matters to be covered in any patent applications filed by Princeton University. We are required to bear all costs associated with the filing, prosecution and maintenance of these patent rights.

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

We have a minimum royalty obligation of $100,000 per year during the term of the Amended License Agreement. We paid Princeton University royalties under the Amended License Agreement in the amounts of $110,098 for 2005 and $100,000 for each of 2004 and 2003. We also are required under the Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we perform our obligations under the Research Agreement and, when that agreement ends, if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the Amended License Agreement.

Based on Dr. Stephen Forrest’s recent transfer to the University of Michigan, we are in the process of revising the Amended License Agreement to include patent rights of that institution arising out of research conducted by Dr. Forrest. We do not expect that this will have any significant impact on the financial or other terms of our Amended License Agreement.

Patents We License from Motorola

In September 2000, we entered into a License Agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with numerous foreign counterparts in various countries. These patents will start expiring in 2012. We have the right to freely sublicense these patents to third parties and, with limited exceptions, Motorola has agreed not to license these patents to others in the OLED industry.

Motorola remains responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the License Agreement, including all associated costs. Motorola is obligated to keep us informed as to the status of these activities.

We are required under the License Agreement to pay Motorola royalties on gross revenues received by us on account of our sales of OLED products or components, or from our sublicensees on account of their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. We have the option to pay these royalties to Motorola in either all cash

Back to Contents

or 50% cash and 50% shares of our common stock. We also had minimum royalty obligations to Motorola of $250,000 for the 2001-2002 period and $500,000 for the 2003-2004 period, and we have a minimum royalty obligation to Motorola of $1,000,000 for the 2005-2006 period. Thereafter, we have no minimum royalty obligations to Motorola.

In connection with our execution of the License Agreement, in 2000 we issued to Motorola 200,000 shares of our common stock, 300,000 shares of our Series B Convertible Preferred Stock, and immediately vesting seven-year warrants to purchase an additional 150,000 shares of our common stock at an exercise price of $21.60 per share. These warrants became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. On October 6, 2004, all 300,000 shares of the Series B Convertible Preferred Stock were converted into 418,916 shares of our common stock. The warrants issued to Motorola currently remain outstanding.

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

Competition

The display industry in which we operate is highly competitive. We compete against alternative flat panel display technologies, in particular LCDs, as well as other OLED technologies.

Flat Panel Display Competitors

Numerous domestic and foreign companies have developed or are developing LCD, plasma and other flat panel display technologies that will compete with our OLED display technologies. We believe that OLED display technologies ultimately can compete with LCDs and other display technologies for many product applications on the basis of lower power consumption, better contrast ratios, faster video rates and lower manufacturing cost. However, other companies may succeed in improving these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.

OLED Competitors

Eastman Kodak Company has licensed its competing fluorescent OLED technology and other patents to a number of display manufacturers, several of whom are presently manufacturing OLED products. Another OLED industry participant, Cambridge Display Technology, Ltd., licenses its competing polymer OLED technology and recently entered into a joint venture with Sumitomo Chemical Company to develop polymer OLED materials. Many display manufacturers themselves are engaged in research, development and commercialization activities

Back to Contents

with respect to OLED technologies and materials. In addition, Eastman Kodak and others, such as Merck OLED Materials GmbH and Idemitsu Kosan Co., are selling OLED materials that compete with our proprietary PHOLED materials.

Our existing business relationships with AU Optronics, Samsung SDI Co. and other display manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may be widely adopted by display manufacturers for use in the production of commercial OLED displays. However, our competitors may succeed in improving their competing OLED technologies and materials so as to render them superior to ours. We cannot be sure of the extent to which display manufacturers ultimately will adopt our OLED technologies and materials for the production of commercial OLED displays.

Employees

As of December 31, 2005, we had 50 full-time employees and two part-time employees, none of whom are unionized. We believe that relations with our employees are good.

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

ITEM 1A. RISK FACTORS

The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected.

We have a history of losses and may never be profitable.

Since inception, we have incurred significant losses and we expect to incur losses until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our OLED technologies and materials to support our operations. This may never occur because:

•	OLED technologies might not be adopted for broad commercial usage;

•	markets for flat panel displays utilizing OLED technologies may be limited; and

•	amounts we can charge for access to our OLED technologies and materials may not be sufficient for us to make a profit.

Back to Contents

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

Before display manufacturers will agree to utilize our OLED technologies and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications. This, in turn, may require additional advances in our technologies and materials, as well as those of others, for applications in a number of areas, including, without limitation, advances with respect to:

•	device reliability;

•	the development of OLED materials with sufficient lifetimes, brightness and color coordinates for full color OLED displays; and

•	issues related to scalability and cost-effective fabrication technologies for product applications.

We cannot be certain that these advances will ever occur, and hence our OLED technologies and materials may never be feasible for broad-based product applications.

Even if our OLED technologies are technically feasible, they may not be adopted by display manufacturers.

The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies will depend, in part, upon these technologies providing benefits comparable or superior to cathode ray tube, or CRT, display and liquid crystal display, or LCD, technologies (the current standard display technologies) at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many potential licensees of our OLED technologies manufacture flat panel displays utilizing competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.

During the entire product development process for a new flat panel display product, we face the risk that our technology will fail to meet the manufacturer’s technical, performance or cost requirements or will be replaced by a competing product or alternative technology. For example, we are aware that some of our licensees and prospective licensees have entered into arrangements with our competitors regarding the development of competing technologies. Even if we offer technologies that are satisfactory to a display manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our technologies.

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

Back to Contents

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

Our competitors have developed OLED technologies that differ from or compete with our OLED technologies. In particular, Eastman Kodak Company’s competing fluorescent OLED technology, which entered the marketplace prior to ours, may become entrenched in the flat panel industry before our OLED technologies have a chance to become widely utilized. Moreover, our competitors may succeed in developing new OLED technologies that are more cost-effective or have fewer display limitations than our OLED technologies. If our OLED technologies, and particularly our phosphorescent OLED technology, are unable to capture a substantial portion of the OLED display market, our business strategy may fail.

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

Because we do not sell any display products to consumers, our success depends upon the ability and continuing willingness of our display manufacturer licensees to market commercial products integrating our technologies and materials, and the widespread acceptance of those products. Any slowdown in the demand for our licensees’ products would adversely affect our royalty revenues and thus our business. The markets for our display manufacturer licensees’ products are highly competitive, with pressure on prices and profit margins due largely to additional and growing capacity from flat panel display industry competitors. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our licensees and us, including the cyclical and seasonal nature of the end-user markets that our licensees serve, as well as industry and general economic conditions.

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

If we fail to make advances in our OLED research and development activities, we might not succeed in commercializing our OLED technologies and materials.

Further advances in our OLED technologies and materials depend, in part, on the success of the research and development work we conduct, both along and with our research partners. We cannot be certain that this work will yield additional advances in the research and development of these technologies and materials.

Back to Contents

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

Our business strategy ultimately depends upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of OLED displays. As of December 31, 2005, we had entered into only three such relationships, one with Samsung SDI Co., Ltd., one with Dupont Displays, Inc. and one with Tohoku Pioneer Corporation. In February 2006, we entered into another such relationship with AU Optronics Corporation. All of our other relationships with display manufacturers currently are limited to technology development and the evaluation of our OLED technologies and materials for possible use in commercial production. Some or all of these relationships may not succeed or, even if they are successful, may not result in the display manufacturers entering into commercial licensing and material supply relationships with us.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to display manufacturers. Our agreements with PPG Industries, Inc. provide us with a source for

Back to Contents

these materials for research, development and evaluation purposes, as well as for commercial purposes. All of these agreements are, however, currently scheduled to expire on or before December 31, 2008. Our inability to continue obtaining these OLED materials from PPG Industries or another source would have a material adverse effect on our revenues from sales of these materials, as well as on our ability to perform research and development work and to support those display manufacturers currently evaluating our OLED technologies and materials for possible commercial use.

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

There are a number of other companies and organizations that have been issued patents and are filing patent applications relating to OLED technologies and materials, including, without limitation, Eastman Kodak Company, Cambridge Display Technology, Fuji Film Co., Ltd., Canon, Inc., Pioneer Corporation, Semiconductor Energy Laboratories Co. and Mitsubishi Chemical Corporation. As a result, there may be issued patents or pending patent applications of third parties that would be infringed by the use of our OLED technologies or materials, thus subjecting our licensees to possible suits for patent infringement in the future. Such lawsuits could result in our licensees being liable for damages or require our licensees to obtain additional licenses that could

Back to Contents

increase the cost of their products, which might have an adverse affect on their sales and thus our royalties or cause them to seek to renegotiate our royalty rates.

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

Whether our licensees are defending the assertion of third-party intellectual property rights against their businesses arising as a result of the use of our technology, or we are asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our or our licensees’ business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we or our licensees are subject could disrupt business operations, require the incurrence of substantial costs and subject us or our licensees to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief in addition to money damages. Any intellectual property litigation commenced against our licensees could force them to take actions that could be harmful to their business and thus to our royalties, including the following:

•	stop selling their products that incorporate or otherwise use technology that contains our allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant third-party intellectual property, which may not be available on reasonable terms or at all; or

•	attempt to redesign their products to remove our allegedly infringing intellectual property to avoid infringement of the third-party intellectual property.

If our licensees are forced to take any of the foregoing actions, they may be unable to manufacture and sell their products that incorporate our technology at a profit or at all. Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees’ products incorporating our technology would have an adverse effect on our royalty revenues under existing licenses. Any necessity to procure rights to the third-party technology might cause our existing licensees to renegotiate the royalty terms of their license with us to compensate for this increase in their cost of production or, in certain cases, to terminate their license with us entirely. Were this renegotiation to occur, it would likely harm our ability to compete for new licensees and have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees.

As is commonplace in technology companies, we employ individuals who were previously employed at other technology companies. To the extent our employees are involved in research areas that are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees or we have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims. The costs associated with these actions or the loss of rights critical to our or our licensees’ business could negatively impact our revenues or cause our business to fail.

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

Back to Contents

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

Our Articles of Incorporation authorize us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of shareholders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the shareholders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium; or

•	otherwise adversely affect the market price of our common stock.

As of December 31, 2005, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Chairman of the Board and Chief Executive Officer. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

If the price of our common stock goes down, we may have to issue more shares than are presently anticipated to be issued under our agreement with PPG Industries.

Under our agreements with PPG Industries, we are required to issue to PPG Industries shares of our common stock as partial payment for services rendered by it, though under limited circumstances we are required to compensate PPG Industries fully in cash in lieu of common stock. The number of shares of common stock that we are required to deliver to PPG is determined based on a formula requiring that the lower the price of our common stock at and around the time of issuance, the greater the number of shares that we would be required to issue to PPG Industries. Lower than anticipated market prices for our common stock, and correspondingly greater numbers of shares issuable to PPG Industries, with a resulting increase in the number of shares available for public sale, could cause people to sell our common stock, including in short sales, which could drive down the price of our common stock, thus reducing its value and perhaps hindering our ability to raise additional funds in the future. In addition, such an increase in the number of outstanding shares of our common stock would further dilute existing holders of this stock.

Our executive officers and directors own a large percentage of our common stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Chairman of the Board and Chief Executive Officer, beneficially own, as of March 6, 2006, approximately 16.3% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter,

Back to Contents

be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

Because the vast majority of OLED display manufacturers are located in the Asia-Pacific region, we are subject to international operational, financial, legal and political risks which may negatively impact our operations.

Many of our licensees and prospective licensees have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region. Risks associated with our doing business outside of the United States include, without limitation:

•	compliance with a wide variety of foreign laws and regulations;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	economic instability in the countries of our licensees, causing delays or reductions in orders for their products and therefore our royalties;

•	political instability in the countries in which our licensees operate, particularly in South Korea relating to its disputes with North Korea and in Taiwan relating to its disputes with China;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

Any of these factors could impair our ability to license our OLED technologies and sell our OLED materials, thereby harming our business.

The market price of our common stock might be highly volatile.

The market price of our common stock might be highly volatile, as has been the case with our common stock in the past as well as the securities of many companies, particularly other small and emerging-growth companies. We have included a section in this report entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” that contains a table indicating the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated. Factors such as the following may have a significant impact on the market price of our common stock in the future:

•	our expenses and operating results;

•	announcements by us or our competitors of technological developments, new product applications or license arrangements; and

•	other factors affecting the flat panel display and related industries in general.

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

We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time or annual payments, resulting in significant fluctuations in our revenues. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above their purchase price. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.

Back to Contents

The issuance of additional shares of our common stock could drive down the price of our stock.

The price of our common stock can be expected to decrease if:

•
other shares of our common stock that are currently subject to restriction on sale become freely salable, whether through an effective registration statement or based on Rule 144 under the Securities Act of 1933, as amended; or

•
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. On December 1, 2004, we acquired the building and property at which this facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building. We currently occupy the entire 40,200 square feet facility, with the exception of a small portion of office space that we lease to Global Photonic Energy Corporation.

In 2005, we leased approximately 1,600 square feet of laboratory space at the Princeton Corporate Plaza in South Brunswick, New Jersey. In January 2006, we vacated this space and transferred this laboratory operation to our Ewing, New Jersey facility. Our lease of this space expired at that time.

We also lease approximately 850 square feet of office space in Coeur d’Alene, Idaho. We have two employees who work in this office.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our security holders in the fourth quarter of 2005.

Back to Contents

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of March 6, 2006:

Name	Age	Position

Sherwin I. Seligsohn	70	Chairman of the Board and Chief Executive Officer
Steven V. Abramson	54	President, Chief Operating Officer and Director
Sidney D. Rosenblatt	58	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	44	Vice President and Chief Technical Officer

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Sherwin I. Seligsohn has been our Chief Executive Officer and Chairman of the Board since June 1995. He also served as our President from June 1995 through May 1996. Mr. Seligsohn founded and since has served as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He is also Chairman of the Board and Chief Executive Officer of Global Photonic Energy Corporation. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton University.

Steven V. Abramson has been our President and Chief Operating Officer and a member of our Board of Directors since May 1996. From March 1992 to May 1996, he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From December 1982 to December 1991, Mr. Abramson held various positions at InterDigital, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Executive Committee of PRISM and is also Vice-Chairman of the Board of Governors of the United States Display Consortium.

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

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “PANL.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the Nasdaq National Market.

	High Close	Low Close

2005
Fourth Quarter	$12.79	$9.71
Third Quarter	13.60	11.15
Second Quarter	10.37	5.83
First Quarter	9.01	6.83
2004
Fourth Quarter	$10.19	$8.22
Third Quarter	10.73	7.04
Second Quarter	14.89	10.27
First Quarter	18.00	11.50

As of March 6, 2006, there were approximately 16,500 holders of record of our common stock.

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

Issuance of Securities to PPG Industries

Pursuant to our agreements with PPG Industries, Inc. we are required to issue shares of our common stock to PPG Industries on a periodic basis in return for services performed by PPG Industries under those agreements. On February 15, 2005, April 20, 2005 and October 17, 2005, we issued to PPG Industries 27,276, 252,778 and 160,536 shares of our common stock, respectively, as consideration for services provided by PPG Industries. We recorded charges of $3,610,229 and $245,484 to research and development expense in 2005 and 2004, respectively, for the issuance of these shares.

For services performed by PPG Industries through 2004, we also were required to issue warrants to PPG Industries to acquire shares of our common stock in consideration of PPG Industries’ performance of the services. The number of shares issuable upon exercise of each warrant was to be based on the number of shares of common stock issued to PPG Industries under the agreement for services provided during the relevant calendar year. On February 15, 2005, we issued to PPG Industries a warrant to acquire 184,885 shares of our common stock at an exercise price of $24.28 per share. We recorded a charge of $1,296,748 to research and development expense in 2004 for the issuance of this warrant. The warrant vested immediately and may be exercised for seven years from the date of issuance.

The securities issued pursuant to our agreements with PPG Industries were not registered under the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.

Issuance of Securities Upon the Exercise of Outstanding Warrants

In the fourth quarter of 2005, we issued an aggregate of 618,380 of shares of our common stock upon the exercise of outstanding warrants. On December 21, 2005, we filed a Current Report on Form 8-K in which we

Back to Contents

reported the issuance of 552,307 of these shares. The remaining 66,073 shares were issued in December 2005, subsequent to the filing of the Current Report. The weighted average exercise price of the warrants under which these additional shares were issued was $7.35 per share. All of these issuances were exempt from registration under Section 4(2) of the Securities Act, as not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report and incorporated herein by reference.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Operating Results:
Total revenue	$10,147,995	$7,006,913	$6,593,193	$2,484,948	$1,252,901
Research and development expense	19,183,390	16,651,335	17,897,522	15,804,267	12,310,036
General and administrative expense	7,704,931	7,052,047	5,766,761	4,754,850	3,915,854
Interest income	1,419,858	795,620	162,356	429,356	540,031
Income tax benefit	424,207	612,966	—	225,657	—
Net loss	(15,801,612)	(15,776,574)	(17,353,205)	(31,019,201)	(16,356,100)
Net loss attributable to Common shareholders	(15,801,612)	(15,906,198)	(18,387,507)	(32,972,680)	(18,873,436)
Net loss per share, basic and diluted	(0.56)	(0.59)	(0.82)	(1.71)	(1.11)
Balance Sheet Data:
Total assets	$73,819,417	$73,892,163	$46,201,646	$39,639,216	$48,569,569
Current liabilities	11,974,854	7,404,278	4,194,776	2,866,759	10,464,188
Capital lease obligations	—	—	3,886	8,599	12,827
Long-term debt	—	4,200,000	—	—	—
Shareholders’ equity	57,616,463	59,187,885	38,906,870	33,668,571	38,096,782
Other Financial Data:
Working capital	$38,347,913	$40,630,913	$23,679,705	$18,541,596	$17,994,232
Capital expenditures	5,656,905	7,418,053	957,328	1,169,945	1,790,564
Weighted average Common Shares, basic and diluted	28,462,925	26,791,158	22,428,219	19,227,697	16,994,537
Shares of Common Stock outstanding	29,545,471	27,903,385	24,196,765	21,525,412	18,093,124

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Selected Financial Data” in this report and our consolidated financial statements and related notes to this report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully discussed in Section 1A of this report, entitled “Risk Factors.”

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

Back to Contents

commercial chemicals, technology development and evaluation agreements and license fees. In the future, we anticipate that the revenues from licensing our intellectual property will become a more significant part of our revenue stream.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) we have incurred significant losses and will likely continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $130,169,822 as of December 31, 2005.

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

We believe that our accounting policies related to revenue recognition and deferred license fees, valuation of acquired technology and stock-based compensation as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

We also receive non-refundable advance license and royalty payments under certain of our development and technology evaluation agreements. These payments are classified as deferred revenue and deferred license fees, which represents the cash received and recorded as a liability until such time revenue can be recognized. Payments that are not creditable to a license are recognized as revenue over the life of the agreement. Payments that are creditable to a license are deferred until a license agreement is executed or negotiations have ceased and there is no likelihood of executing a license agreement with the other party. If a license agreement is executed, these payments will be recorded as revenues over the expected life of the licensed technology; otherwise, they will be recorded as revenues at the time negotiations with the other party show no further likelihood of success. If we estimate differently the expected life of this licensed technology, reported revenue during the relevant period will differ. As of December 31, 2005, $9,785,155 was recorded as deferred revenue and deferred license fees.

A portion of our license and royalty revenue is received from Aixtron AG based on OVPD equipment sold by Aixtron under our development and license agreement with them. This revenue is recognized upon notification of equipment sold and acknowledgement of the royalties due from Aixtron.

Back to Contents

Valuation of Acquired Technology

We regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the carrying value of these technologies may not be recoverable. Factors considered important that could cause impairment include, among others, significant changes in our anticipated future use of these technologies and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. As of December 31, 2005, we believe that no revision of the remaining useful lives or write- down of our acquired technology was required for 2005, nor was such a revision needed in 2004 or 2003. If such a write-down is required in the future, it could be for up to $8,014,559 — the net book value of our acquired technology as of December 31, 2005.

Valuation of Stock-Based Compensation

We account for our stock-based compensation (see Note 2 of the Notes to Consolidated Financial Statements) under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized for options issued to employees at fair market value on the date of grant. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. SFAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company’s financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. We account for our stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 (EITF 96-18). SFAS No. 123 and EITF 96-18 require that we record an expense for our option and warrant grants to non-employees based on the fair value of the options and warrants granted.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We had a net loss attributable to holders of our common stock of $15,801,612 (or $0.56 per diluted share) for the year ended December 31, 2005, compared to a net loss attributable to holders of our common stock of $15,906,198 (or $0.59 per diluted share) for the year ended December 31, 2004. The decrease in net loss was primarily due to:

•	increased revenues of $3,141,082; and

•	an increase in interest income of $624,238;

•	offset to some extent by an increase of $3,399,535 in operating expenses.

Our revenues were $10,147,995 for the year ended December 31, 2005, compared to $7,006,913 for the year ended December 31, 2004. We earned $4,653,981 in contract research revenue from the U.S. government in 2005, compared to $2,621,636 in 2004. The increase resulted from our entering into additional government contracts during 2005. We commenced or continued working on 16 government contracts in 2005, of which four such contracts were started and completed during the year. In addition, we completed work on three government contracts during 2005, which had begun during prior years. During 2004, we commenced or continued working on 13 government contracts, four of which had commenced during prior years.

We earned $3,503,685 from our sales of OLED materials for evaluation purposes in 2005, compared to $2,484,070 for corresponding sales in 2004. The increase was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners. We commenced sales of OLED materials for evaluation purposes in 2001.

Back to Contents

We cannot accurately predict the timing of such purchases from customers due to the early stage of the OLED industry.

Our commercial chemical revenues and royalty and license fees for 2005 were $31,395 and $233,555, respectively, compared to $147,600 and $403,070, respectively, for the corresponding period in 2004. The decrease was due to the timing of purchases of our proprietary PHOLED materials for use in a commercial OLED product by one of our customers. All commercial chemical revenues in 2005 and 2004 were from the one customer. The royalty and license fees in 2005 also included fees received under a patent license agreement executed with Samsung SDI Co. in April 2005, and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments of license fees and of royalties, both of which have been classified as deferred revenue and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement for Samsung SDI, and over ten years for DuPont Displays. The deferred royalties in connection with the Samsung SDI agreement will be recognized as products are sold and royalties are earned. Royalty and license fees in 2004 also included $58,670 of royalty revenue from the sale of OVPD equipment by Aixtron AG, one of our licensees. Aixtron sold no such equipment in 2005.

We recognized $1,725,379 in technology development revenue in 2005 in connection with technology development and evaluation agreements, compared to $1,350,537 for the same period in 2004. The increase is due to new technology development and evaluation agreements entered into in 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We incurred research and development expenses of $19,183,390 for the year ended December 31, 2005, compared to $16,651,335 for the year ended December 31, 2004. The increase was mainly attributable to:

•	an increase of $904,524 in our operating costs, associated in large part with the expansion of our Ewing, New Jersey facility;

•	an increase of $702,396 in charges in connection with our Development and License Agreement with PPG Industries (see Note 7 of the Notes to Consolidated Financial Statements);

•	an increase of $518,283 in expenses related to the timing of stock and option issuances to our Scientific Advisory Board; and

•	increased patent legal costs of $318,015.

General and administrative expenses were $7,704,931 for the year ended December 31, 2005, compared to $7,052,047 for the same period in 2004. The increase was due mainly to:

•	an increase of $282,068 in costs relating to personnel due to salary increases and increased healthcare costs; and

•	an increase of $139,300 in expenses related to the timing of stock issuances to members of our Board of Directors;

Royalty expenses were $610,098 for the year ended December 31, 2005, compared to $350,000 for the same period in 2004. The increase was mainly due to the minimum royalty requirement in the Motorola agreement (Note 4 and Note 11 in the Notes to Consolidated Financial Statements). Under this agreement, we are required to make a minimum royalty payment at the end of the two-year period ending December 31, 2006 of $1,000,000, as compared to $500,000 for the two-year period ended December 31, 2004.

Interest income increased to $1,419,858 for the year ended December 31, 2005, compared to $795,620 for the year ended December 31, 2004. This was the result of increased cash balances throughout 2005 due to our March 2004 registered offering of common stock, together with higher rates of return on investments during 2005.

During 2005, we sold approximately $5 million of our state-related income tax net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. In 2005, we received proceeds of $424,207 from the sale of these NOLs and recorded these proceeds as an income tax benefit. During 2004, we

Back to Contents

sold approximately $8 million of our state-related income tax NOLs and received proceeds from these sales of $612,966.

We recorded no deemed dividends for the year ended December 31, 2005, compared to $129,624 in deemed dividends recorded for the year ended December 31, 2004. In 2004, we issued a warrant to purchase shares of our common stock and completed a registered offering of our common stock. These actions were deemed dilutive under the terms of a warrant we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. We treated this occurrence as a deemed dividend of $46,176. In 2005, there were no actions deemed dilutive under the terms of this warrant.

In 2004, the conversion price of the Series B Convertible Preferred Stock we issued to Motorola, Inc. in September 2000 was adjusted in accordance with the Certificate of Designations for that stock. We accounted for this adjustment as a contingent beneficial conversion feature (CBCF). As a result, we recorded the CBCF as a deemed dividend in the amount of $83,448. There were no such deemed dividends in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We had a net loss attributable to holders of our common stock of $15,906,198 (or $0.59 per diluted share) for the year ended December 31, 2004, compared to a net loss attributable to holders of our common stock of $18,387,507 (or $0.82 per diluted share) for the year ended December 31, 2003. The decrease was primarily due to:

•	increased revenues of $413,720;

•	an increase in interest income of $633,264;

•	an income tax benefit of $612,966; and

•	a decrease in deemed dividends of $904,678.

Our revenues were $7,006,913 for the year ended December 31, 2004, compared to $6,593,193 for the year ended December 31, 2003. We earned $2,621,636 in contract research revenue from the U.S. government in 2004, compared to $1,420,984 in 2003. The increase in 2004 was primarily due to:

•	our commencement of work under seven new or continuing government contracts; and

•	final billings on two Phase I contracts and one subcontract.

In 2003, our contract revenue was derived from eight government contracts, three of which were completed by the second quarter of 2003 and one which commenced in the third quarter of 2003.

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

Our commercial chemical revenue and license fees for 2004 were $147,600 and $344,400, respectively, compared to $68,160 and $159,040 for the corresponding period in 2003. The increase was due to continued and expanded sales of our proprietary PHOLED material to a customer for use in a commercial OLED product.

We recorded royalty revenue of $58,670 in 2004 from sales of OVPD equipment by our licensee, Aixtron AG. We received no corresponding royalty revenue from Aixtron in 2003.

We recognized $1,350,537 in technology development revenue in 2004 in connection with two technology development and evaluation agreements, one of which was executed in October 2002 and the other of which was executed in September 2003. This compares to $2,650,000 in technology development revenue that we received in 2003. The latter of these two agreements, which accounted for $1,650,000 of the $2,650,000 in technology development revenue that we received in 2003, expired in accordance with its terms at the end of March 2004.

Back to Contents

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

General and administrative expenses were $7,052,047 for the year ended December 31, 2004, compared to $5,766,761 for the year ended December 31, 2003. The increase was mainly due to:

•	increased salaries of $637,092 in connection with accruals for year-end stock bonuses; and

•	increased costs of $338,800 as a result of stock issuances to members of our Board of Directors for 2003 Board and Committee service.

Interest income increased to $795,620 for the year ended December 31, 2004, compared to $162,356 for the year ended December 31, 2003. This was the result of increased cash balances from our offerings of common stock in August 2003 and March 2004.

During 2004, we sold approximately $8 million of our state-related income tax net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. In 2004, we received proceeds of $612,966 for the sale of these NOLs and recorded these proceeds as an income tax benefit.

Deemed dividends were $129,624 for the year ended December 31, 2004, compared to $1,034,302 for the year ended December 31, 2003. In 2004, we issued a warrant to purchase shares of our common stock and completed a registered offering of our common stock. These actions were deemed dilutive under the terms of certain warrants we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. We treated this occurrence as a deemed dividend of $46,176. In 2003, we recorded a deemed dividend in the amount of $546,622 based on similar actions that were also deemed dilutive under the terms of outstanding warrants.

In September 2004, the conversion price of the Series B Convertible Preferred Stock we issued to Motorola, Inc. in September 2000 was adjusted in accordance with the Certificate of Designations for that stock. We accounted for this adjustment as a contingent beneficial conversion feature (CBCF). As a result, we recorded the CBCF as a deemed dividend in the amount of $83,448. In September 2003, we recorded a deemed dividend in the amount of $487,680 based on a similar adjustment to the conversion price of the Series B Convertible Preferred Stock.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $30,654,249, short-term investments of $17,190,242 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,828,708. This compares to cash and cash equivalents of $18,930,581, short-term investments of $26,258,463 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $2,290,451 as of December 31, 2004. The increase in cash and cash equivalents and short- term and long-term investments of $2,193,704 was primarily due to $8,423,658 in funds received from the exercise of stock options and warrants during 2005, less cash used in operations and for the purchase of equipment.

Cash used in operating activities was $345,059 in 2005, as compared to $6,965,083 in 2004. The decrease was primarily due to:

•	increased revenues of $3,141,082 and the timing of collections of accounts receivable;

•	a $3,052,358 net increase in deferred license fees and deferred revenues (which represent cash received and recorded as a liability until such time revenue can be recognized); and

Back to Contents

•
a $1,474,758 increase of non-cash expenses associated with common stock and stock options issued in connection with our Development and License Agreement with PPG Industries (see Note 7 of the Notes to Consolidated Financial Statements).

Working capital decreased to $38,347,913 as of December 31, 2005, from working capital of $40,630,913 as of December 31, 2004. The reduction is primarily due to payments received in connection with deferred license fees and revenue, which is recorded as a liability until such time revenue is earned, and increased accrued expenses. During 2005, we paid off our debt of $4,500,000, which had been outstanding from the purchase of our Ewing, New Jersey facility, and we are no longer required to maintain restricted cash.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations through at least 2007.

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

It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. There can be no assurance that this additional funding will be available to us when needed, on commercially reasonable terms or at all.

Contractual Obligations

As of December 31, 2005, we had the following contractual commitments:

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$—	$—	$—	$—	$—

Operating lease obligations	5,195	5,195	—	—	—

Capital lease obligations	—	—	—	—	—

Purchase obligations	—	—	—	—	—

Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—

Other Obligations:

Sponsored research obligation	2,368,032	1,495,599	872,433	—	—

Minimum royalty obligation	1,600,000	1,100,000	300,000	200,000	$100,000/year(1)

Total	$3,973,227	$2,600,794	$1,172,433	$200,000	$100,000/year(1)

(1)
Under our Amended License Agreement with Princeton University and the University of Southern California, we are obligated to pay minimum royalties of $100,000 per year until such time as the agreement is no longer in effect.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity,

Back to Contents

market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the next fiscal year, beginning after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, is set forth in Note 2 in the Notes to Consolidated Financials Statements. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in 2006, as required. We believe the adoption of SFAS No. 123R will have a significant impact on our financial statements and results of operations.

Other recently issued accounting pronouncements are addressed in Note 2 in the Notes to Consolidated Financial Statements. The adoption of these other recently accounting pronouncement is not expected to have a material impact on our financial statements or results of operations.

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

Back to Contents

(b)	Management’s report on internal control over financial reporting and attestation report of public accounting firm.

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

ITEM 9B. OTHER INFORMATION

Unregistered Sales of Equity Securities

Between January 1, 2006 and the date of this report, we issued an aggregate of 325,025 shares of our common stock upon the exercise of outstanding warrants. The weighted average exercise price of the warrants was $7.00 per share. On March 6, 2006, the number of shares so issued surpassed, in the aggregate, 1% of the number of shares of common stock outstanding on that date (30,078,748 shares). The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Act.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in our definitive Proxy Statement (the Proxy Statement) to be filed with the SEC for our Annual Meeting of Shareholders to be held on June 29, 2006, under the headings “Nominees for Election as Directors,” “Compliance with Section 16(a) of the Exchange Act” and “Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is set forth in our Proxy Statement under the heading “Executive Management Compensation,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the ownership of our securities by certain persons is set forth in our Proxy Statement under the headings “Principal Shareholders” and “Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to transactions with our managers and other related parties is set forth in our Proxy Statement under the heading “Certain Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services is set forth in our Proxy Statement under the heading “Information Regarding Independent Public Accountants,” and is incorporated herein by reference.

Back to Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Bylaws of the registrant (1)
10.1#	Warrant Agreement dated as of April 25, 1996 between the registrant and Sherwin Seligsohn (2)
10.2#	Warrant Agreement dated as of April 25, 1996 between the registrant and Steven V. Abramson (2)
10.3#	Warrant Agreement dated as of April 25, 1996 between the registrant and Sidney D. Rosenblatt (2)
10.4#	Warrant Agreement dated as of April 25, 1996 between the registrant and Scott Seligsohn (3)
10.5#	Warrant Agreement dated as of April 2, 1998 between the registrant and Steven V. Abramson (4)
10.6#	Warrant Agreement dated as of April 2, 1998 between the registrant and Sidney D. Rosenblatt (4)
10.7#	Warrant Agreement dated as of April 18, 2000 between the registrant and Julia J. Brown (5)
10.8#	Amendment No. 1 to Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000 (1)
10.9#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Sherwin I. Seligsohn (6)
10.10#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Steven V. Abramson (6)
10.11#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Sidney D. Rosenblatt (6)
10.12#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Julia J. Brown (6)
10.13#	Executive Performance Compensation Program, dated as of April 20, 2004 (4)
10.14	Equity Compensation Plan, dated as of June 30, 2005 (7)

Back to Contents

Exhibit Number	Description

10.15	1997 Research Agreement between the registrant and The Trustees of Princeton University (8)
10.16	Amendment No. 1 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of November 14, 2000 (9)
10.17	Amendment No. 2 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of April 11, 2002 (9)
10.18	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California (8)
10.19	Amendment No. 1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (9)
10.20	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University dated as of July 19, 2000 (10)
10.21+	OLED Materials Supply and Service Agreement dated as of July 29, 2005, between the registrant and PPG Industries, Inc. (11)
10.22+	License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000 (10)
10.23+	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (12)
10.24+	OLED Supplemental License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (12)
21*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2**	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Explanation of Footnotes to Listing of Exhibits:

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

+
Confidential treatment has been accorded to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.

(2)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

(3)	Filed as an Exhibit to Registration Statement (No. 333-120737) on Form S-3, filed with the SEC on November 24, 2004.

Back to Contents

(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 14, 2001.

(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 13, 2003.

(7)	Filed as an Exhibit to the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the SEC on April 25, 2005.

(8)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.

(10)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

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

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

By:	/s/ Sidney D. Rosenblatt Sidney D. Rosenblatt Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Date:	March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn Sherwin I. Seligsohn	Chairman of Board and Chief Executive Officer	March 9, 2006

/s/ Steven V. Abramson Steven V. Abramson	President, Chief Operating Officer and Director	March 9, 2006

/s/ Sidney D. Rosenblatt Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	March 9, 2006

/s/ Leonard Becker Leonard Becker	Director	March 9, 2006

/s/ Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	March 9, 2006

/s/ C. Keith Hartley C. Keith Hartley	Director	March 9, 2006

/s/ Lawrence Lacerte Lawrence Lacerte	Director	March 9, 2006

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Back to Contents

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Sherwin I. Seligsohn Chairman of the Board and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer
Dated: March 6, 2006

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Universal Display Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Universal Display Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Universal Display Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 8, 2006

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Display Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 8, 2006

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,654,249	$18,930,581
Short-term investments	17,190,242	26,258,463
Accounts receivable	1,944,099	2,588,279
Inventory	36,431	19,941
Other current assets	497,746	237,927

Total current assets	50,322,767	48,035,191
PROPERTY AND EQUIPMENT, net	13,553,611	9,551,532
ACQUIRED TECHNOLOGY, net	8,014,559	9,709,631
INVESTMENTS	1,828,708	2,290,451
RESTRICTED CASH	—	4,200,000
OTHER ASSETS	99,772	105,358

	$73,819,417	$73,892,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$300,000
Accounts payable	1,249,576	723,512
Accrued expenses	5,168,223	3,697,432
Deferred license fees	3,478,267	1,766,667
Deferred revenue	2,078,788	916,667

Total current liabilities	11,974,854	7,404,278
DEFERRED LICENSE FEES	3,478,100	3,100,000
DEFERRED REVENUE	750,000	—
LONG-TERM DEBT, less current portion	—	4,200,000

	16,202,954	14,704,278
COMMITMENTS (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock authorized and none outstanding	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 29,545,471 and 27,903,385 shares issued and outstanding	295,455	279,034
Additional paid-in-capital	187,609,407	173,372,344
Deferred compensation	—	(17,446)
Accumulated other comprehensive loss	(120,577)	(79,837)
Accumulated deficit	(130,169,822)	(114,368,210)

Total shareholders’ equity	57,616,463	59,187,885

	$73,819,417	$73,892,163

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

REVENUE:
Contract research revenue	$4,653,981	$2,621,636	$1,420,984
Development chemical revenue	3,503,685	2,484,070	2,295,009
Commercial chemical revenue	31,395	147,600	68,160
Royalty and license revenue	233,555	403,070	159,040
Technology development revenue	1,725,379	1,350,537	2,650,000

Total revenue	10,147,995	7,006,913	6,593,193

OPERATING EXPENSES:
Cost of chemicals sold	109,781	155,283	110,503
Research and development	19,183,390	16,651,335	17,897,522
General and administrative	7,704,931	7,052,047	5,766,761
Royalty expense	610,098	350,000	350,000

Total operating expenses	27,608,200	24,208,665	24,124,786

Operating loss	(17,460,205)	(17,201,752)	(17,531,593)

INTEREST INCOME	1,419,858	795,620	162,356
INTEREST EXPENSE	(185,472)	(14,120)	—
OTHER REVENUE	—	30,712	16,032

LOSS BEFORE INCOME TAX BENEFIT	(16,225,819)	(16,389,540)	(17,353,205)
INCOME TAX BENEFIT	424,207	612,966	—

NET LOSS	(15,801,612)	(15,776,574)	(17,353,205)

DEEMED DIVIDENDS (Notes 8 and 9)	—	(129,624)	(1,034,302)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(15,801,612)	$(15,906,198)	$(18,387,507)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.56)	$(0.59)	$(0.82)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	28,462,925	26,791,158	22,428,219

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A		Series B
	Nonconvertible		Convertible
	Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2002	200,000	$2,000	300,000	$3,000
Exercise of common stock options and warrants	—	—	—	—
Issuance of common stock through direct offerings, net of expenses of $1,270,643	—	—	—	—
Deemed dividends	—	—	—	—
Issuance of common stock to employees	—	—	—	—
Issuance of common stock and options to non-employees	—	—	—	—
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—
Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

BALANCE, DECEMBER 31, 2003	200,000	$2,000	300,000	$3,000
Exercise of common stock options and warrants	—	—	—	—
Issuance of common stock through direct offerings, net of expenses of $2,077,750	—	—	—	—
Deemed dividends	—	—	—	—
Issuance of common stock to employees	—	—	—	—
Issuance of common stock and options to non-employees	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	—
Issuance of common stock upon conversion of Series B Preferred Stock	—	—	(300,000)	(3,000)
Amortization of Deferred Compensation	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—
Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

BALANCE, DECEMBER 31, 2004	200,000	$2,000	—	$—
Exercise of common stock options and warrants	—	—	—	—
Issuance of common stock to employees	—	—	—	—
Issuance of common stock and options to non-employees	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	—
Amortization of Deferred Compensation	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—
Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

BALANCE, DECEMBER 31, 2005	200,000	$2,000	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital

BALANCE, DECEMBER 31, 2002	21,525,412	$215,254	$113,541,408
Exercise of common stock options and warrants	317,302	3,173	1,197,879
Issuance of common stock through direct offerings, net of expenses of $1,270,643	2,012,500	20,125	14,809,232
Deemed dividends	—	—	1,034,302
Issuance of common stock to employees	19,141	191	261,330
Issuance of common stock and options to non-employees	50	1	83,912
Issuance of common stock, options and warrants in connection with the Development Agreements	322,360	3,224	6,232,688
Unrealized loss on available-for-sale securities	—	—	—
Net loss	—	—	—

Comprehensive loss	—	—	—

BALANCE, DECEMBER 31, 2003	24,196,765	$241,968	$137,160,751
Exercise of common stock options and warrants	467,599	4,676	2,918,964
Issuance of common stock through direct offerings, net of expenses of $2,077,750	2,550,000	25,500	28,496,749
Deemed dividends	—	—	46,176
Issuance of common stock to employees	64,750	647	870,332
Issuance of common stock and options to non-employees	—	—	(5,485)
Issuance of common stock to Board of Directors and Scientific Advisory Board	38,000	380	643,340
Issuance of common stock, options and warrants in connection with the Development Agreements	167,355	1,674	3,242,706
Issuance of common stock upon conversion of Series B Preferred Stock	418,916	4,189	(1,189)
Amortization of Deferred Compensation	—	—	—
Unrealized loss on available-for-sale securities	—	—	—
Net loss	—	—	—

Comprehensive loss	—	—	—

BALANCE, DECEMBER 31, 2004	27,903,385	$279,034	$173,372,344
Exercise of common stock options and warrants	1,029,710	10,297	8,413,361
Issuance of common stock to employees	88,270	883	725,532
Issuance of common stock and options to non-employees	—	—	(4,225)
Issuance of common stock to Board of Directors and Scientific Advisory Board	48,000	480	725,524
Issuance of common stock, options and warrants in connection with the Development Agreements	476,106	4,761	4,376,871
Amortization of Deferred Compensation	—	—	—
Unrealized loss on available-for-sale securities	—	—	—
Net loss	—	—	—

Comprehensive loss	—	—	—

BALANCE, DECEMBER 31, 2005	29,545,471	$295,455	$187,609,407

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

		Other
	Deferred	Comprehensive	Accumulated
	Compensation	Loss	Deficit	Total Equity

BALANCE, DECEMBER 31, 2002	$—	$(18,586)	$(80,074,505)	$33,668,571
Exercise of common stock options and warrants	—	—	—	1,201,052
Issuance of common stock through direct offerings, net of expenses of $1,270,643	—	—	—	14,829,357
Deemed dividends	—	—	(1,034,302)	—
Issuance of common stock to employees	—	—	—	261,521
Issuance of common stock and options to non-employees	—	—	—	83,913
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	6,235,912
Unrealized loss on available-for-sale securities	—	(20,251)	—	(20,251)
Net loss	—	—	(17,353,205)	(17,353,205)

Comprehensive loss	—	—	—	(17,373,456)

BALANCE, DECEMBER 31, 2003	$—	$(38,837)	$(98,462,012)	$38,906,870
Exercise of common stock options and warrants	—	—	—	2,923,640
Issuance of common stock through direct offerings, net of expenses of $2,077,750	—	—	—	28,522,249
Deemed dividends	—	—	(129,624)	(83,448)
Issuance of common stock to employees	(353,513)	—	—	517,466
Issuance of common stock and options to non-employees	—	—	—	(5,485)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	643,720
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	3,244,380
Issuance of common stock upon conversion of Series B Preferred Stock	—	—	—	—
Amortization of Deferred Compensation	336,067	—	—	336,067
Unrealized loss on available-for-sale securities	—	(41,000)	—	(41,000)
Net loss	—	—	(15,776,574)	(15,776,574)

Comprehensive loss	—	—	—	(15,817,574)

BALANCE, DECEMBER 31, 2004	$(17,446)	$(79,837)	$(114,368,210)	$59,187,885
Exercise of common stock options and warrants	—	—	—	8,423,658
Issuance of common stock to employees	—	—	—	726,415
Issuance of common stock and options to non-employees	—	—	—	(4,225)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	726,004
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	4,381,632
Amortization of Deferred Compensation	17,446	—	—	17,446
Unrealized loss on available-for-sale securities	—	(40,740)	—	(40,740)
Net loss	—	—	(15,801,612)	(15,801,612)

Comprehensive loss	—	—	—	(15,842,352)

BALANCE, DECEMBER 31, 2005	$—	$(120,577)	$(130,169,822)	$57,616,463

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(15,801,612)	$(15,776,574)	$(17,353,205)
Non-cash charges to statement of operations:
Depreciation	1,654,826	1,398,636	2,042,783
Amortization of intangibles	1,695,072	1,695,072	1,695,072
Amortization of premium and discount on investments	(112,747)	(24,143)	61,090
Issuance of common stock to employees	17,446	1,738,549	267,593
Issuance of common stock options and warrants for services	(4,225)	(5,484)	77,842
Issuance of common stock, options and warrants in connection with Development Agreement	3,886,150	3,356,146	6,104,581
Issuance of common stock to Board of Directors and Scientific Advisory Board	726,004	643,720	—
(Increase) decrease in assets:
Accounts receivable	644,180	(1,782,677)	(142,780)
Inventory	(16,490)	13,103	(33,044)
Other current assets	(259,819)	(84,003)	23,295
Other assets	5,586	29,415	(1,010)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,218,749	883,694	1,115,174
Deferred license fees	2,089,700	500,000	200,000
Deferred revenue	1,912,121	449,463	145,000

Net cash used in operating activities	(345,059)	(6,965,083)	(5,797,609)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(5,656,905)	(7,418,053)	(957,328)
Purchases of investments	(22,791,027)	(48,653,858)	(19,219,160)
Proceeds from sale of investments	32,393,001	36,155,365	8,113,192

Net cash provided by (used in) investing activities	3,945,069	(19,916,546)	(12,063,296)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	28,522,249	14,829,357
Proceeds from Loan	—	4,500,000	—
Repayment of Loan	(4,500,000)	—	—
Restricted Cash	4,200,000	(4,200,000)	—
Proceeds from the exercise of common stock options and warrants	8,423,658	2,923,640	1,201,052
Principal payments on capital lease	—	(3,886)	(4,713)

Net cash provided by financing activities	8,123,658	31,742,003	16,025,696

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,723,668	4,860,374	(1,835,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,930,581	14,070,207	15,905,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,654,249	$18,930,581	$14,070,207

Cash paid for interest	$181,686	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS:

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in a variety of flat panel display and other applications.

The Company conducts a substantial portion of its OLED technology and material development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999. On December 1, 2004, the Company acquired the entire 40,200 square foot building at which the facility is located. During 2005, the Company conducted a two-stage expansion of its laboratory and office space in the building.

In 2005, the Company leased approximately 1,600 square feet of laboratory space in South Brunswick, New Jersey. In January 2006, the Company vacated this space and transferred this operation to its Ewing, New Jersey facility. The Company also leases approximately 850 square feet of office space in Coeur d’Alene, Idaho.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale.

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $120,577 and $79,837 at December 31, 2005 and 2004, respectively.

Restricted Cash

At December 31, 2004, the Company had $4,500,000 of restricted cash, of which $4,200,000 was classified as a noncurrent asset. The restricted cash served as collateral for a note payable in connection with the purchase of building and property at which our main facility is located. The cash was held by the issuing bank, was restricted, as to withdrawal or use, up to the outstanding balance of the note, and was invested in corporate bonds. Income from those investments was paid to the Company. The current portion of restricted cash of $300,000 was classified as cash and cash equivalents and represented the amount of the current liability due under the note. The

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: — (Continued)

note was paid in full on December 5, 2005. Consequently, the Company had no restricted cash at December 31, 2005.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. Short-term and long-term investments and restricted cash are recorded at fair market value.

Property and Equipment

Property and equipment are stated at cost and depreciated generally on a straight-line basis over their estimated useful life of thirty years for building, three to seven years for office and lab equipment, furniture and fixtures and 15 years for building improvements. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Property and equipment consist of the following:

	December 31,
	2005	2004

Land	$820,000	$820,000
Building and improvements	6,795,900	6,795,900
Office and lab equipment	9,866,078	6,821,988
Furniture and fixtures	285,573	225,335
Construction-in-progress	4,374,512	1,844,536

	22,142,063	16,507,759
Less: Accumulated depreciation	(8,588,452)	(6,956,227)

Property and Equipment, net	$13,553,611	$9,551,532

Depreciation expense was $1,654,826, $1,398,636 and $2,042,783 for the years ended December 31, 2005, 2004 and 2003, respectively.

Construction-in-progress consists of costs incurred for the expansion of the Company’s current space and for the acquisition of laboratory equipment for the Company’s facility. Upon completion of construction or commencement of operation of the lab equipment, the cost associated with such assets will be depreciated over their estimated useful lives.

Inventory

Inventory consists of chemicals held at the Company’s location. Inventory is valued at the lower of cost or market, with the cost determined using the specific identification method.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: — (Continued)

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	December 31,
	2005	2004

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(8,936,159)	(7,241,087)

Acquired Technology, net	$8,014,559	$9,709,631

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years. Amortization expense was $1,695,072 for each of the years ended December 31, 2005, 2004 and 2003. For each of the four succeeding fiscal years, amortization expense will be $1,695,072 and for the fifth year it will be $1,234,271.

Impairment of Long-Lived Assets

Management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2005, management of the Company believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. No such revisions were required in 2004 and 2003.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise, or conversion of securities into common stock. For the years ended December 31, 2005, 2004 and 2003, the effects of the exercise of the combined outstanding stock options and warrants of 8,395,297, 8,422,197 and 8,271,757, respectively, were excluded from the calculation of diluted EPS, as the impact would be antidilutive.

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

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: — (Continued)

The Company receives non-refundable advance license and royalty payments under certain development and technology evaluation agreements. Certain of these payments are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and are deferred until such license agreements are executed or negotiations have ceased and there is no likelihood of executing a license agreement. Revenues would then be recorded over the expected life of the relevant licensed technology, if there is an effective license agreement, or at the time the negotiations show no likelihood of an executable license agreement. Advanced payments received under technology development and evaluation agreements that are not creditable against license fees are deferred and recognized as technology development revenue over the term of the agreement.

Royalty revenue is received from OVPD equipment sold under a development and license agreement with Aixtron AG. This revenue is recognized upon notification of equipment sold and royalties due from Aixtron.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

	Year Ended December 31,
	2005	2004	2003

Development and operations in the Company’s facility	$8,967,285	$7,892,810	$7,212,400
Patent application expenses	2,329,733	2,011,718	1,595,722
Costs incurred to Princeton University and USC under the 1997 Research Agreement (Note 3)	598,796	679,910	933,156
PPG Development and License Agreement (Note 7)	4,769,301	4,066,905	6,461,172
Amortization of intangibles	1,695,072	1,695,072	1,695,072
Scientific Advisory Board Compensation	823,203	304,920	—

	$19,183,390	$16,651,335	$17,897,522

Statement of Cash Flow Information

The following non-cash investing and financing activities occurred:

	Year Ended December 31,
	2005	2004	2003

Unrealized loss on available-for-sale securities	$40,740	$41,000	$20,251
Deemed dividends (Notes 8 and 9)	—	129,624	1,034,302
Warrants issued for expenses on registered direct offering	—	—	314,112

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The Company accounts for the sale of its net state operating losses on a cash basis, therefore, it does not record an income tax benefit until the cash is received.

Stock Options

The Company accounts for its stock option plans (Note 9) under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized for options issued to employees when the option price equals the fair market value of the Company’s stock price

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: — (Continued)

on the date of grant. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 requires that a company’s financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. The Company accounts for its stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). SFAS No. 123 and EITF 96-18 require that the Company account for its option and warrant grants to non- employees based on the fair value of the options and warrants granted.

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

	Year Ended December 31,
	2005	2004	2003

Net loss applicable to Common shareholders:
As reported	$(15,801,612)	$(15,906,198)	$(18,387,507)
Add stock-based employee compensation expense included in reported net income, net of tax	1,851,296	2,077,349	1,018,086
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(8,459,041)	(6,883,549)	(3,325,377)

Pro forma	(22,409,357)	(20,712,398)	(20,694,798)

Basic and diluted net loss per common share:
As reported	$(0.56)	$(0.59)	$(0.82)
Pro forma	(0.79)	(0.77)	(0.92)

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.8-4.5%	3.8-4.3%	2.6-3.8%
Volatility	80-86.3%	86.3-94%	94%
Expected dividend yield	0%	0%	0%
Expected option life	7 years	7 years	7 years

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs , which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant impact on its financial statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: — (Continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provision of SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the next fiscal year beginning after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, is set forth above. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it in 2006, as required. The Company believes that the adoption of SFAS No. 123R will have a significant impact on its financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Therefore, FIN 47 is effective for the year ending December 31, 2005. The adoption of FIN 47 did not have an impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires changes in accounting principles to be applied retroactively to prior periods as if the principle had always been used. Previously, voluntary changes in accounting principles were required to be recognized cumulatively in net income in the period of change. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 with early adoption encouraged. The Company did not make any accounting changes or error corrections during the year ended December 31, 2005 and therefore, the adoption of SFAS No. 154 did not have an impact on the Company’s financial position or results of operations.

3.     RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY AND USC:

The Company paid Princeton University $2,276,461 under the 1997 Research Agreement (Note 1) through the period ending on July 31, 2002. In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. The Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due.

Pursuant to a License Agreement between the Trustees of Princeton University and American Biomimetics Corporation (“ABC”) dated August 1, 1994 (as amended, the “1994 License Agreement”), Princeton University granted ABC a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on certain patents and patent applications of Princeton University relating to OLED technology. ABC assigned its rights and obligations under the 1994 License Agreement to the Company in June 1995. On October 9, 1997, the Company, Princeton University and USC entered into an

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY AND USC: — (Continued)

Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the “1997 Amended License Agreement”). Under the 1997 Amended License Agreement, Princeton University granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

Under the 1997 Amended License Agreement with Princeton University and USC, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment was $75,000 in 2001 and $100,000 in 2002 and thereafter. These royalties are charged to royalty expense in the year they become due. For the year ended December 31, 2005 and 2004, the Company recorded $110,098 and $100,000 in royalty expense in connection with the agreement.

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

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. (“Motorola”). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED display manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500), 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder’s fee in connection with this transaction. This warrant was granted with an exercise price of $21.60 per share, was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     ACQUIRED TECHNOLOGY: — (Continued)

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

The Company is required under the License Agreement to pay Motorola royalties on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola (Note 11). Moreover, the Company is required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, $500,000 for the two-year period ending on December 31, 2004, and $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company’s discretion, in either all cash or 50% cash and 50% in shares of the Company’s common stock. The number of shares of common stock used to pay the stock portion of the royalty is equal to 50% of the royalty due divided by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the common stock is issued.

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the years ended December 31, 2005, the Company accrued $500,000 in royalty expense.

5.     ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2005	2004

Compensation	$2,409,593	$2,063,705
Minimum royalties	610,098	600,000
Consulting	260,000	—
Professional fees	455,511	505,828
Subcontracts	410,547	176,591
Research and development agreements	199,248	245,484
Other	823,226	105,824

	$5,168,223	$3,697,432

6.     LONG-TERM DEBT:

	December 31,
	2005	2004

Note payable to bank in monthly installments of $25,000, plus interest at LIBOR plus 1.25% (3.65% at December 31, 2004), due in December 2009, secured by restricted cash	$—	$4,500,000

	—	4,500,000
Less: current portion	—	300,000

Long-term debt	$—	$4,200,000

The note was paid off in full on December 5, 2005.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On October 1, 2000, the Company entered into a five-year Development and License Agreement (“Development Agreement”) and a seven-year Supply Agreement (“Supply Agreement”) with PPG Industries, Inc. (“PPG”). Under the Development Agreement, a team of PPG scientists and engineers assisted the Company in developing its proprietary OLED materials and supplies the Company with these materials for evaluation purposes. Under the Supply Agreement, PPG supplied the Company with its proprietary OLED materials that were intended for resale to customers for commercial purposes.

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

During the first quarter of each of 2004 and 2003, the Company issued to PPG 157,609 and 305,715 shares of the Company’s common stock as consideration, determined by reference to the agreed-upon budget, for services to be provided by PPG under the Development Agreement during 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, the Company recorded a charge of $1,626,003 and $3,176,565, respectively, to research and development expense for the portion of these shares that was attributable to services provided during such period. The charge was determined based on the fair value of the Company’s common stock as it was earned.

On February 15, 2005 and 2004, the Company issued an additional 27,276 and 9,746 shares of its common stock to PPG based on a final accounting for actual costs incurred by PPG under the Development Agreement for the years ended December 31, 2004 and 2003, respectively. Accordingly, the Company accrued $245,484 and $133,715 of additional research and development expense as of December 31, 2004 and 2003, based on the fair value of these additional shares as of the end of 2004 and 2003, respectively.

In further consideration of the services performed by PPG under the Development Agreement in 2004 and 2003, the Company issued warrants to PPG to acquire 184,885 and 315,461 additional shares of the Company’s common stock at exercise prices of $24.28 and $10.39, respectively. The number of warrants earned and issued was based on the total number of shares of common stock that the Company issued to PPG for services provided during 2004 and 2003. The Company recorded charges to research and development expense of $1,296,748 and $2,692,418 during the years ended December 31, 2004 and 2003, respectively. The warrants were issued on February 15, 2005 and 2004. The warrants vested immediately and each have a contractual term of seven years. The Company determined the fair value of the warrants earned during each of 2004 and 2003 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 3.4-4.2% and 3.0-3.8%, (2) no expected dividend yield, (3) expected life of seven years, and (4) expected volatility of 86.3-94% and 94%, respectively. The Company is not required to issue any warrants to PPG for services performed in 2005 or thereafter.

In December 2004 and again in March 2005, the Company and PPG amended both the Development Agreement and the Supply Agreement to alter the charges and method of payment for services and materials provided by PPG under both agreements during 2005. Under the amended Development Agreement, the Company compensated PPG on a cost-plus basis for the services provided during each calendar quarter. The Company was required to pay for some of these services in cash and for other of the services in common stock. Payment for up to 50% of the remaining services was able to be paid, at the Company’s sole discretion, in cash or

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS: — (Continued)

shares of common stock, with the balance payable in all cash. The actual number of shares of common stock issuable to PPG was determined based on the average closing price for the Company’s common stock during a specified period prior to the end of that quarter. If, however, this average closing price was less than $6.00, the Company was required to compensate PPG in all cash. The Company recorded these expenses to research and development as they were incurred. Under the amended Development Agreement, the Company was no longer required to issue warrants to PPG.

Under the amended Supply Agreement, the Company also compensated PPG on a cost-plus basis for services and materials provided during each calendar quarter of 2005. The Company was required to pay for all materials and for some of these services in cash. Payment for up to 50% of the remaining services was able to be paid, at the Company’s sole discretion, in cash or shares of common stock, with the balance payable in all cash. Again, the specific number of shares of common stock issuable to PPG was determined based on the average closing price for the Company’s common stock during a specified period prior to the end of the quarter. If, however, this average closing price was less than $6.00, the Company was required to compensate PPG in cash.

On April 20, 2005 and October 17, 2005, the Company issued to PPG 252,778 and 160,536 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the amended Development Agreement and Supply Agreement during 2005. The Company recorded a charge of $3,610,229 to research and development expense for these shares. The charge was determined based on the fair value of the Company’s common stock as of the end of the period. The Company also recorded $606,926 to research and development for the cash portion of the work performed by PPG during 2005.

In addition, in April 2006, the Company will issue an additional 1,957 shares if its common stock to PPG based on a final accounting for actual costs incurred by PPG under the amended Development Agreement in 2005. Accordingly, the Company accrued $22,515 of additional research and development expense as of the end of December 31, 2005.

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG. This Agreement supersedes and replaces in their entireties the amended Development and Supply Agreements effective as of January 1, 2006, and extends the term of the Company’s existing relationship with PPG through December 31, 2008. Under the new agreement, PPG Industries has continued to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. The financial terms of the new agreement are substantially similar to those of the amended Development and Supply Agreements, and include a requirement that the Company pay PPG in a combination of cash and the Company’s common stock.

Also, in accordance with the agreements with PPG, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $253,709 and $710,759 in research and development expenses related to these costs during 2005 and 2004, respectively.

The Company is required under its agreements with PPG to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On September 23, 2002, the Company granted options to PPG employees performing services under the agreement options to purchase 30,000 shares of the Company’s common stock at an exercise price of $5.45. During 2003, the Company recorded $229,355 in research and development expense related to these options.

On April 20, 2004 and December 23, 2003, the Company granted to PPG employees performing development services under the agreement options to purchase 4,000 and 21,000 shares, respectively, of the

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS: — (Continued)

Company’s common stock at exercise prices of $13.28 and $13.92, respectively. During 2004 and 2003, the Company recorded $187,911 and $6,244, respectively, in research and development costs related to these options.

On January 18, 2005, the Company granted to PPG employees performing development services under the agreements with PPG, options to purchase 30,500 shares of the Company’s common stock at an exercise price of $8.14. During 2005, the Company recorded $274,433 in research and development costs related to these options.

On December 30, 2005, the Company granted to PPG employees performing development services under the agreement options to purchase 31,500 shares of the Company’s common stock at an exercise price of $10.51. During 2005, the Company recorded $1,489 in research and development costs related to these options.

The Company determined the fair value of the options earned during 2005, 2004 and 2003, using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.2-4.4%, 4.3-4.4% and 3.7-4.3%, respectively, (2) no expected dividend yield, (3) expected life of 10 years and (4) expected volatility of 78-80%, 94% and 94%, respectively.

8.     SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE & PREFERRED STOCK:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (“Series A”) to ABC, pursuant to a certain Technology Transfer Agreement. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. The Series A shares were valued at $1.75 per share, which was based upon an independent appraisal.

Series B Convertible Preferred Stock

In 2000, the Company issued 300,000 shares of Series B Convertible Preferred Stock (“Series B”) to Motorola (Note 4). On October 6, 2004, all 300,000 shares of the Series B were automatically converted into 418,916 shares of the Company’s common stock. There are no shares of the Series B currently outstanding.

Each share of the Series B shares was convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as was determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. Of the 300,000 shares of the Series B issued to Motorola, 75,000 shares become convertible on each of September 29, 2001, 2002, 2003 and 2004, with all outstanding shares of the Series B being convertible into shares of the Company’s common stock on September 29, 2004. The conversion price for the Series B shares was initially the original issuance price per share of the common stock, but was subject to change if the average price of the common stock fell below $12.00 for the 30 trading days ending two business days prior to the relevant vesting date, regardless of prior changes to the conversion price. The Company had the option to pay Series B shareholders an amount of cash equal to the difference between $12.00 and the average price of the common stock, multiplied by the number of shares of common stock into which the Series B shares would be convertible.

Two business days prior to the September 29, 2004, 2003 and 2002 conversion dates, the Company’s average stock price for the preceding 30 trading days was $8.86, $9.27 and $5.50, respectively. As such, the original conversion price was adjusted in accordance with the conversion terms of the Series B, the conversion prices were reduced to $15.86, $16.59 and $9.85, respectively, resulting in an additional 26,576, 22,107 and 88,553 shares of common stock being issuable to Motorola upon conversion. The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature (“CBCF”) in accordance with

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE & PREFERRED STOCK: — (Continued)

EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company’s common stock on the commitment date of September 29, 2000, which was $22.06. Accordingly, the Company recorded a CBCF in an amount of $487,680 and $1,953,479 in 2003 and 2002, respectively. The CBCF was treated as a deemed dividend to the Series B shareholders. In 2004, the Company made a cash payment of $83,448 in lieu of reducing the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend.

9.     SHAREHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS:

Shareholders’ Equity

In August 2003, the Company sold 2,012,500 shares of its common stock in a registered direct offering, resulting in gross proceeds of $16,100,000. Costs of raising the capital were $1,270,643. The common stock was issued at $8.00 per share. In addition, the Company issued a warrant to purchase 50,313 shares of the Company’s common stock, with a fair value of $314,112, to the placement agent. The offering was deemed dilutive under the terms of certain warrants the Company had previously issued and resulted in the reduction of the exercise price of those warrants and increases in the number of shares issuable under certain of those warrants. The Company accounted for the change as a deemed dividend of $546,622 in 2003.

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

In February 2004, the Company issued to PPG a warrant to purchase 315,461 shares of the Company’s common stock. This transaction and the March 2004 public offering of 2,500,000 shares of common stock were deemed dilutive under the terms of a warrant the Company had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under that warrant. The Company treated this occurrence as a deemed dividend of $46,176.

In September 2004, in accordance with the terms of the Series B, the Company made a cash payment to Motorola in the amount of $83,448 to take into account a conversion adjustment for 75,000 shares of the Series B that became convertible into the Company’s common stock. The Company made the payment in lieu of reducing the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend.

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through 2005, the Company’s shareholders have approved increases in the number of shares of reserved for issuance under the 1995 Plan to 6,200,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The 1995 Plan provides for the granting of both incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than ten years from the grant date.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     SHAREHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS: — (Continued)

Option Activity

The following table summarizes the stock option activity for 2005, 2004 and 2003 for all grants under the Equity Compensation Plan:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,269,043	$8.99	3,134,444	$8.05	3,014,019	$7.25
Granted	1,080,500	9.37	302,500	16.58	337,625	12.49
Exercised	(264,300)	5.24	(167,901)	5.01	(214,200)	3.73
Forfeited	(39,169)	12.57	—	—	(3,000)	12.00

Outstanding at end of year	4,046,074	9.31	3,269,043	8.99	3,134,444	8.05

Exercisable at end of year	3,869,574	9.17	3,072,629	8.77	2,873,944	6.22

Available for future grant	927,541		1,446,851		1,052,101

Weighted average fair value of options granted		$7.77		$13.46		$10.37

The weighted average remaining contractual life for options outstanding as of December 31, 2005, 2004 and 2003 was seven, six and seven years, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
					Weighted Average
Range of Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

3.75-5.63	1,118,135	4.44	4.78	1,118,135	4.78
5.64-8.46	548,000	8.49	7.99	524,000	8.00
8.47-12.71	1,707,481	7.08	9.72	1,610,981	9.70
12.72-19.08	602,958	7.52	15.71	546,958	15.81
19.09-24.38	69,500	4.49	24.18	69,500	24.18

	4,046,074			3,869,574

Common Stock Warrants

The following table summarizes all of the warrant activity for 2005, 2004 and 2003 for all grants in each year:

Year	Granted	Exercise Price	Year of Expiration	Exercised	Forfeited	Exercisable	Outstanding

2005	184,885	$24.28	2012	—	—	184,885	184,885
2004	315,461	10.39	2011	—	—	315,461	315,461
2003	411,337	8.00-10.14	2008-2010	—	—	411,337	411,337

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     SHAREHOLDERS’ EQUITY, STOCK OPTIONS AND WARRANTS: — (Continued)

Warrant Activity

The following table summarizes the stock warrant activity for 2005, 2004 and 2003:

2005 grants and activity through December 31, 2005:

Grantee	Granted	Exercise Price	Year of Expiration	Exercised	Forfeited	Exercisable	Outstanding

PPG	184,885	$24.28	2012	—	—	184,885	184,885	(A)

(A)	See Note 7.

2004 grants and activity through December 31, 2005:

Grantee	Granted	Exercise Price	Year of Expiration	Exercised	Forfeited	Exercisable	Outstanding

PPG	315,461	$10.39	2011	—	—	315,461	315,461	(A)

(A)	See Note 7.

2003 grants and activity through December 31, 2005:

Grantee	Granted	Exercise Price	Year of Expiration	Exercised	Forfeited	Exercisable	Outstanding

PPG	361,024	$10.14	2010	—	—	361,024	361,024	(A)
Private Placement
Agent fees	50,313	8.00	2008	—	—	50,313	50,313

Totals	411,337			—	—	411,337	411,337

(A)	See Note 7.

10.     RESEARCH CONTRACTS:

Contract research revenue consists of the following:

	December 31,
	2005	2004	2003

U.S. Army	$897,887	$776,284	$610,885
Army Research Laboratory (ARL)	865,445	759,767	594,789
Department of Energy (DoE)	2,409,442	725,793	215,310
Air Force Research Laboratory (AFRL)	481,207	343,793	—
Department of Defense Advanced Research Projects Agency (DARPA)	—	15,999	—

	$4,653,981	$2,621,636	$1,420,984

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     COMMITMENTS:

Lease Commitments

The Company has several operating lease arrangements for office space and equipment. Total rent expense was $78,411, $371,259 and $356,071, for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum future rental payments for operating leases as of December 31, 2005 are as follows:

2006	$5,195
2007	—
2008	—
2009	—
2010 and thereafter	—

$5,195

Other Commitments

Under the terms of the Company’s License Agreement with Motorola (Note 4), the Company agreed to make minimum royalty payments to Motorola. To the extent that the royalties otherwise payable to Motorola under this agreement are not sufficient to meet the minimums, the Company is required to pay the shortfall, at its discretion, in all cash or in 50% cash and 50% common stock within 90 days after the end of each two-year period specified below in which the shortfall occurs. For the two-year period ending December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. A future minimum royalty payment of $1,000,000 is required for the two-year period ending December 31, 2006. Thereafter, no minimum royalty payments are required.

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

12.     INCOME TAXES:

The components of income taxes are as follows:

	December 31,
	2005	2004	2003

Current	$(424,207)	$(612,966)	$—
Deferred	(6,601,124)	(6,082,570)	(7,494,070)

	(7,025,331)	(6,695,536)	(7,494,070)
Increase in valuation allowance	6,601,124	6,082,570	7,494,070

	$(424,207)	$(612,966)	$—

The difference between the Company’s federal statutory income tax rate and its effective income tax rate is due to state income tax benefits, non-deductible expenses, general business credits and the increase in valuation allowance.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     INCOME TAXES: — (Continued)

As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $70,276,000 which will begin to expire in 2011, and state net operating loss carryforwards of approximately $49,214,000, which will begin to expire in 2009. The net operating loss carryforwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. The Company also has other federal general business credit carryforwards for tax purposes of approximately $1,740,000, which expire during the years 2018 through 2025, and state general business credit carryforwards of $962,000, which expire during the years 2014 through 2020. In accordance with the Tax Reform Act of 1986, the utilization of the net operating loss and general business credit carryforwards could be subject to certain limitations as a result of certain ownership changes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004

Gross deferred tax assets:
Net operating loss carryforwards	$27,116,250	$21,128,235
Capitalized start-up costs	5,884,080	7,788,521
Capitalized technology license	2,866,119	2,394,808
Stock options and warrants	2,892,207	3,545,785
Accruals and reserves	248,076	210,094
Deferred revenue	3,908,191	2,309,864
Other	1,040,836	649,726
General business credit carryforward	2,375,576	1,703,178

	46,331,335	39,730,211
Valuation allowance	(46,331,335)	(39,730,211)

Net deferred tax asset	$—	$—

During 2005 and 2004, the Company sold approximately $5 million and $8 million, respectively, of its net state operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. For the years ended December 31, 2005 and 2004, the Company received $424,207 and $612,966, respectively, for the sale of the NOLs and recorded the proceeds as an income tax benefit.

A valuation allowance was established for all of the net deferred tax assets because the Company has incurred substantial operating losses since inception and expects to incur additional losses in 2006.

13.     DEFINED CONTRIBUTION PLAN:

During 2000, the Company adopted the Universal Display Corporation 401(k) Plan (the “Plan”) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the “Code”). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $149,630, $133,780 and $112,023 to the Plan, respectively.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2005. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2005:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$1,467,068	$3,011,995	$3,372,870	$2,296,062	$10,147,995
Net loss	(4,990,901)	(3,189,980)	(2,979,140)	(4,641,591)	(15,801,612)
Deemed dividends	—	—	—	—	—
Net loss attributable to Common shareholders	(4,990,901)	(3,189,980)	(2,979,140)	(4,641,591)	(15,801,612)
Basic and diluted loss per share	(0.18)	(0.11)	(0.10)	(0.17)	(0.56)

Year ended December 31, 2004:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$2,129,990	$1,472,023	$1,711,629	$1,693,271	$7,006,913
Net loss	(4,061,424)	(4,520,272)	(3,669,214)	(3,525,664)	(15,776,574)
Deemed dividends	(46,176)	—	(83,448)	—	(129,624)
Net loss attributable to Common shareholders	(4,107,600)	(4,520,272)	(3,752,662)	(3,525,664)	(15,906,198)
Basic and diluted loss per share	(0.17)	(0.17)	(0.14)	(0.11)	(0.59)