Form 10-K/A
period 2005-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2006-03-14
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 1-12031

UNIVERSAL DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2372688
———————————————————————————	————————————————
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Phillips Boulevard, Ewing, New Jersey	08618
———————————————————————————	————————————————
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No X

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

Back to Contents

EXPLANATORY NOTE

     We filed our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2005 with the Securities and Exchange Commission (the “SEC”) on March 9, 2006. Due to an error made by our printer/filing agent in the process of converting and formatting the Form 10-K to an electronic format suitable for filing with the SEC, a typographical error appeared on the cover page of the Form 10-K, where the check box with respect to whether we are a shell company was incorrectly checked “Yes.” We are not a shell company, and this Amendment No. 1 on Form 10-K/A is being filed solely to correct the error. No other changes have been made. This amendment speaks as of the date of the Form 10-K, March 9, 2006, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above. In connection with the filing of this Form 10-K/A, we are including as exhibits currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

Back to Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3)	Exhibits:

     The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Bylaws of the registrant (1)
10.1#	Warrant Agreement dated as of April 25, 1996 between the registrant and Sherwin Seligsohn (2)
10.2#	Warrant Agreement dated as of April 25, 1996 between the registrant and Steven V. Abramson (2)
10.3#	Warrant Agreement dated as of April 25, 1996 between the registrant and Sidney D. Rosenblatt (2)
10.4#	Warrant Agreement dated as of April 25, 1996 between the registrant and Scott Seligsohn (3)
10.5#	Warrant Agreement dated as of April 2, 1998 between the registrant and Steven V. Abramson (4)
10.6#	Warrant Agreement dated as of April 2, 1998 between the registrant and Sidney D. Rosenblatt (4)
10.7#	Warrant Agreement dated as of April 18, 2000 between the registrant and Julia J. Brown (5)
10.8#	Amendment No. 1 to Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000 (1)
10.9#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Sherwin I. Seligsohn (6)
10.10#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Steven V. Abramson (6)
10.11#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Sidney D. Rosenblatt (6)
10.12#	Change in Control Agreement dated as of April 28, 2003, between the registrant and Julia J. Brown (6)
10.13#	Executive Performance Compensation Program, dated as of April 20, 2004 (4)
10.14	Equity Compensation Plan, dated as of June 30, 2005 (7)
10.15	1997 Research Agreement between the registrant and The Trustees of Princeton University (8)
10.16	Amendment #1 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of November 14, 2000 (9)
10.17	Amendment #2 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of April 11, 2002 (9)
10.18	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California (8)
10.19	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (9)
10.20	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University dated as of July 19, 2000 (10)
10.21+	OLED Materials Supply and Service Agreement dated as of July 29, 2005, between the registrant and PPG Industries, Inc. (11)
10.22+	License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000 (10)
10.23+	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (12)
10.24+	OLED Supplemental License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (12)
21	Subsidiaries of the Registrant (13)
23.1*	Consent of KPMG LLP
31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

Back to Contents

Exhibit Number	Description
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2**	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Explanation of Footnotes to Listing of Exhibits:

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been accorded to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(2)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.
(3)	Filed as an Exhibit to Registration Statement (No. 333-120737) on Form S-3, filed with the SEC on November 24, 2004.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 14, 2001.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.
(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 13, 2003.
(7)	Filed as an Exhibit to the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the SEC on April 25, 2005.
(8)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(10)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005.
(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
(13)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 9, 2006.

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

UNIVERSAL DISPLAY CORPORATION

By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Date:	March 13, 2006