Form 10-Q
period 2006-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2006-05-10
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File Number 1-12031

UNIVERSAL DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2372688 (I.R.S. Employer Identification No.)

375 Phillips Boulevard Ewing, New Jersey (Address of principal executive offices)	08618 (Zip Code)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

As of May 8, 2006, the registrant had outstanding 31,077,319 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,057,278	$30,654,249
Short-term investments	19,646,005	17,190,242
Accounts receivable	2,276,110	1,944,099
Inventory	39,726	36,431
Other current assets	491,537	497,746

Total current assets	50,510,656	50,322,767

PROPERTY AND EQUIPMENT, net	13,531,369	13,553,611
ACQUIRED TECHNOLOGY, net	7,590,792	8,014,559
INVESTMENTS	1,571,021	1,828,708
OTHER ASSETS	107,272	99,772

TOTAL ASSETS	$73,311,110	$73,819,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$622,991	$1,249,576
Accrued expenses	4,087,543	5,168,223
Deferred license fees	3,978,268	3,478,267
Deferred revenue	1,423,674	2,078,788

Total current liabilities	10,112,476	11,974,854
DEFERRED LICENSE FEES	3,350,200	3,478,100
DEFERRED REVENUE	750,000	750,000

Total liabilities	14,212,676	16,202,954
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 30,681,772 and 29,545,471 shares issued and outstanding	306,818	295,455
Additional paid-in-capital	192,586,363	187,609,407
Accumulated other comprehensive loss	(104,885)	(120,577)
Accumulated deficit	(133,691,862)	(130,169,822)

Total shareholders’ equity	59,098,434	57,616,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,311,110	$73,819,417

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2006	2005

REVENUE:
Contract research	$536,061	$699,056
Development chemical	675,906	413,362
Commercial chemical	398,479	31,395
Royalty and license fees	930,846	73,255
Technology development fees	730,114	250,000

Total revenue	3,271,406	1,467,068

OPERATING EXPENSES:
Cost of chemicals sold	78,441	26,867
Research and development	5,001,072	4,605,325
General and administrative	1,997,692	1,894,863
Royalty and license expense	186,525	150,000

Total operating expenses	7,263,730	6,677,055

Operating loss	(3,992,324)	(5,209,987)
INTEREST INCOME	474,390	262,163
INTEREST EXPENSE	(4,106)	(43,077)

NET LOSS	$(3,522,040)	$(4,990,901)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.18)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,030,376	28,029,297

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,522,040)	$(4,990,901)
Non-cash charges to statement of operations:
Depreciation	451,943	331,456
Amortization of intangibles	423,767	423,768
Amortization of premium and discount on investments	(27,007)	(49,186)
Common stock, options and warrants issued in connection with Development Agreement	1,171,358	881,724
Common stock and options issued to employees	123,691	379,248
Common stock and options issued to Board of Directors and Scientific Advisory Board	—	526,551
Common stock options and warrants issued for services	38,076	(6,713)
(Increase) decrease in assets:
Accounts receivable	(332,011)	1,442,751
Inventory	(3,295)	(19,750)
Other current assets	6,209	(79,052)
Other assets	(7,500)	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,356,176)	(712,871)
Deferred license fees	372,101	500,000
Deferred revenue	(655,114)	200,000

Net cash used in operating activities	(3,315,998)	(1,172,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(429,701)	(1,543,870)
Purchases of investments	(5,756,377)	(3,962,237)
Proceeds from sale of investments	3,601,000	7,892,000

Net cash (used in) provided by investing activities	(2,585,078)	2,385,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan	—	(100,000)
Restricted cash	—	100,000
Proceeds from the exercise of common stock options and warrants	3,304,105	20,000

Net cash provided by financing activities	3,304,105	20,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,596,971)	1,232,918

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,654,249	18,930,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,057,278	$20,163,499

Cash paid for interest	$—	$41,881

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies for use in a variety of flat panel display and other applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to display manufacturers for use in these applications. Through internal research and development efforts and relationships with entities such as Princeton University, the University of Southern California (“USC”), University of Michigan and PPG Industries, Inc., the Company has established a significant portfolio of OLED technologies and associated intellectual property rights (Notes 3 and 5). The Company also develops and sells OLED materials to display manufacturers for evaluation and use in commercial display products.

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. The Company moved its operations to this facility in the fourth quarter of 1999 and expanded the facility from 11,000 square feet to 21,000 square feet in 2001. In December 2004, the Company acquired the entire 41,000 square foot building at which the facility is located. The Company recently completed an expansion of its operations into the entire building. The Company also leases approximately 1,600 square feet of laboratory space in South Brunswick, New Jersey, and 850 square feet of office space in Coeur d’Alene, Idaho.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $104,885 and $120,577 at March 31, 2006 and December 31, 2005, respectively.

Inventory

Inventory is valued at the lower of cost or market, with the cost determined using the specific identification method.

Back to Contents

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	March 31, 2006	December 31, 2005

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(9,359,926)	(8,936,159)

Acquired Technology, net	$7,590,792	$8,014,559

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2006 and 2005, the effects of the exercise of outstanding stock options and warrants of 7,243,593 and 9,066,482, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Research and Development

Expenditures for research and development are charged to operations as incurred.

Statement of Cash Flow Information

The following non-cash activities occurred:

	Three Months Ended March 31,

	2006	2005

Unrealized gain (loss) on available-for-sale securities	$15,692	$(12,516)
Common stock issued to Board of Directors, Scientific Advisory Board and employees that were earned in a previous period	$1,427,054	$726,414

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a company to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The provisions of this Statement became effective as of January 1, 2006. For the quarter ended March 31, 2006, our net loss was increased by $123,691 as a result of the adoption of SFAS 123R (Note 7).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires changes in accounting principles to be applied retroactively to prior periods as if the principle had always been used. Previously, voluntary changes in accounting principles were required to be recognized cumulatively in net income in the period of change. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 with early adoption encouraged. The Company did not make any accounting changes or error corrections during the quarter ended March 31, 2006 and therefore, the adoption of SFAS No. 154 did not have an impact on the Company’s financial position or results of operations.

3.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY AND USC

Effective October 9, 1997, the Company entered into a Research Agreement with the Trustees of Princeton University to sponsor OLED technology research at Princeton University and, on a subcontractor basis, at the University of Southern California (“USC”). This Research Agreement (as amended, the “1997 Research Agreement”) had an original term of five years. Through the period ending July 31, 2002, the Company paid Princeton University $2,276,461 under the 1997 Research Agreement.

Back to Contents

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. Under the terms of this amendment, the Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement for the period from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due.

In January 2006, the Principal Investigator conducting research at Princeton University under the 1997 Research Agreement transferred to the University of Michigan (“Michigan”). As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) is effective as of May 2, 2006, and has a term of three years. Under the terms of the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton University under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement.

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

On October 9, 1997, the Company, Princeton University and USC entered into an Amended License Agreement that amended and restated the 1994 License Agreement (as amended, the “1997 Amended License Agreement”). Under the 1997 Amended License Agreement, Princeton University and USC granted the Company corresponding license rights with respect to patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $59,025 of royalty expense, in connection with the agreement, for the three months ended March 31, 2006.

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

In connection with entering into the 2006 Research Agreement, the Company amended the 1997 Amended License Agreement on May 2, 2006 to include Michigan as a party to that agreement. Under this amendment, Princeton University, USC and Michigan have granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed under the 2006 Research Agreement. The financial terms of the 1997 Amended License Agreement were not impacted by this amendment.

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

Back to Contents

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

The Company is required under the License Agreement to pay Motorola on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company was required to pay Motorola minimum royalties of $150,000 for the two-year period ending on December 31, 2002, and $500,000 for the two-year period ending on December 31, 2004. The Company is also required to pay Motorola minimum royalties of $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash. The number of shares of common stock used to pay the stock portion of the royalty payment is equal to the amount to be paid in stock divided by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued.

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the three months ended March 31, 2006 and for the year ended December 31, 2005, the Company accrued $125,000 and $500,000, respectively, in royalty expense.

5.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS

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

Back to Contents

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG. This Agreement supersedes and replaces in their entireties the amended Development and Supply Agreements effective as of January 1, 2006, and extends the term of the Company’s existing relationship with PPG through December 31, 2008. Under the new agreement, PPG has continued to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. The financial terms of the new agreement are substantially similar to those of the amended Development and Supply Agreements, and include a requirement that the Company pay PPG in a combination of cash and the Company’s common stock.

On April 19, 2006, the Company issued 1,957 shares of common stock to PPG based on a final accounting for actual costs incurred by PPG under the Development Agreement for the year ended December 31, 2005. Accordingly, the Company accrued $22,515 of additional research and development expense as of December 31, 2005, based on the fair value of these additional shares as of the end of 2005.

On April, 19, 2006 and April 20, 2005, the Company issued to PPG 77,402 and 121,274 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the applicable agreement(s) during the quarters ended March 31, 2006 and 2005. The Company recorded a charge of $1,075,965 and $845,037 to research and development expense, respectively, for these shares. The charges were determined based on the fair value of the Company’s common stock as of the end of each period. The Company also recorded $284,281 and $77,218 to research and development for the cash portion of the work performed by PPG during the quarters ended March 31, 2006 and 2005, respectively.

Also, in accordance with the agreements with PPG, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $67,503 and $12,958 in research and development expenses related to these costs during the quarters ended March 31, 2006 and 2005, respectively.

The Company is required under its agreements with PPG to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On December 30, 2005 and January 18, 2005, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500 and 30,500 shares, respectively, of the Company’s common stock at exercise prices of $10.51 and $8.14, respectively. During the quarters ended March 31, 2006 and 2005, the Company recorded $95,393 and $36,687, respectively, in research and development costs related to these options.

The Company determined the fair value of the options earned during the quarters ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.39% and 4.21%, respectively, (2) no expected dividend yield, (3) contractual life of 10 years and (4) expected volatility of 77.59% and 79.95%, respectively.

6.	SHAREHOLDERS’ EQUITY

	Preferred Stock, Series A		Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Equity

	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2006	200,000	$2,000	29,545,471	$295,455	$187,609,407	$(120,577)	$(130,169,822)	$57,616,463
Exercise of Common Stock options and warrants	—	—	958,613	9,586	3,294,519	—	—	3,304,105
Issuance of Common Stock and options to Employees	—	—	123,922	1,239	961,306	—	—	962,545
Issuance of Common Stock and options to Board of Directors And Scientific Advisory Board	—	—	53,766	538	587,662	—	—	588,200
Issuance of Common Stock and options in connection with Development Agreement (A)	—	—	—	—	95,393	—	—	95,393
Issuance of Common Stock options to non-employees	—	—	—	—	38,076	—	—	38,076
Unrealized loss on available-for-sales securities	—	—	—	—	—	15,692	—	15,692
Net loss	—	—	—	—	—	—	(3,522,040)	(3,522,040)

BALANCE, MARCH 31, 2006	200,000	$2,000	30,681,772	$306,818	$192,586,363	$(104,885)	$(133,691,862)	$59,098,434

(A) In accordance with the PPG Development Agreement (Note 5), the Company recognized the pro-rata portion of the options to purchase shares of the Company’s common stock that were granted to certain PPG employees for the quarter ended March 31, 2006.

Back to Contents

7.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective transition method. SFAS No. 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006 and for all share payments issued to employees prior to January 1, 2006 that remain unvested. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The adoption of SFAS No. 123R did not change the Company’s accounting for share based payments issued to non-employees.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method no compensation expense was recognized in association with the Company’s stock awards. The following table illustrates the effect on profit and profit per share if the Company had applied SFAS No. 123R for the quarter ended March 31, 2005, using the Black-Scholes option-pricing model.

Three Months Ended March 31, 2005

Net loss attributable to common shareholders: As reported	$(4,990,901)
Add stock-based employee compensation expense included in reported net income, net of tax	542,027
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(2,880,800)

Pro forma	$(7,329,674)

Basic and diluted net loss per share:
As reported	$(0.18)
Pro forma	(0.26)

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted the 1995 Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through 2005, the Company’s shareholders have approved increases in the number of shares of reserved for issuance under the 1995 Plan to 6,200,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The 1995 Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than ten years from the grant date.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of the grant was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rate and dividend yield. Expected volatility was based on the Company’s historical daily stock price volatility. The risk-free rate was based on the average U.S. Treasury security yields in the quarter of the grant. The dividend yield was based on historical information. The expected life was determined from historical information and management’s estimate. The Black-Scholes model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2006 and March 31, 2005, respectively:

	2006	2005

Dividend yield rate	0%	0%
Expected volatility	79.94%	79.78%
Risk-free interest rates	4.56%	4.1%
Expected life	7 Years	7 Years

Back to Contents

Stock Option Activity

The following table summarizes the stock option activity during the quarter ended March 31, 2006 for all grants under the Equity Compensation Plan:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	4,046,074	$9.26
Granted	6,000	13.44
Exercised	(133,350)	7.40
Cancelled	(500)	8.14

Outstanding at March 31, 2006	3,918,224	9.33

Exercisable at March 31, 2006	3,756,724	9.24

Stock Options Outstanding and Exercisable

	Outstanding				Exercisable

Exercise Price	# Outstanding at 3/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (A)	# Outstanding at 3/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (A)

$3.75-24.38	3,918,224	6.32	$9.33	$21,411,126	3,756,724	6.23	$ 9.24	$20,871,641
(A)	The difference between the stock option’s exercise price and the stock close price at March 31, 2006.

The weighted average grant date fair value of stock awards granted during the quarters ended March 31, 2006 and 2005 were $9.58 and $6.09, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2006 and 2005 were $894,242 and $18,500, respectively. During the quarter ended March 31, 2006, 21,000 options vested. The total fair value of options vested during the quarter ended March 31, 2006 was $11,016.

The impact related to stock-based compensation for the quarter ended March 31, 2006 is shown in the table below:

Three Months Ended March 31, 2006

Stock-based compensation expense	$123,691
Decrease in loss per share of common stock, basic & diluted	$0.00
Cash received from stock options exercised	$986,585

At March 31, 2006, there was $788,340 of total unrecognized compensation cost from stock-based compensation arrangements granted under the plan, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted-average period of approximately 1.16 years.

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

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash in satisfaction of the minimum royalty due of $500,000. For the two-year period ending December 31, 2006, the Company will be required to make a minimum royalty payment of $1,000,000. Since the

Back to Contents

minimum royalty obligation exceeded actual royalties for the three months ended March 31, 2006 and for the year ended December 31, 2005, the Company accrued $125,000 and $500,000, respectively, in royalty expense for those periods.

In accordance with the April 2002 amendment to the 1997 Research Agreement with Princeton University (Note 3), the Company is required to pay annually to Princeton University up to $1,495,999 for the period from July 31, 2002 through July 31, 2007. Under the 2006 Research Agreement with USC (Note 3), the Company is obligated to pay USC up to $4,636,296 for the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton University under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement.

Under the terms of the 1997 Amended License Agreement (Note 3), the Company is required to pay Princeton University minimum royalty payments. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty. The minimum royalty is $100,000 per year. The Company accrued $59,025 of royalty expense, in connection with the agreement, for the three months ended March 31, 2006.

9.	CONCENTRATION OF RISK

One customer accounted for 16.4% and 7.84% of consolidated revenue for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from this customer was $1,388,925 at March 31, 2006.

Revenues outside of North America represented 81% and 52% of the consolidated revenue for the three months ended March 31, 2006 and 2005, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by any disclosures in Item 1A. of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED™, TOLED™, FOLED™, etc.) we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred losses since our inception, resulting in an accumulated deficit of $133,691,862 as of March 31, 2006.

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

Back to Contents

Results of Operations

We had a net loss attributable to common shareholders of $3,522,040 (or $0.12 per diluted share) for the quarter ended March 31, 2006, compared to a net loss attributable to common shareholders of $4,990,901 (or $0.18 per diluted share) for the same period in 2005. The decreased loss was primarily due to an increase in total revenue of $1,804,338, offset to some extent by an increase in total operating expenses of $586,675.

Our revenues were $3,271,406 for the quarter ended March 31, 2006, compared to $1,467,068 for the same period in 2005. The increase in revenue was primarily due to increased sales of development chemicals, commercial chemicals, recording of license fees associated with the sale of commercial materials and increased technology development revenue.

We earned $675,906 from sales of developmental chemicals in the quarter ended March 31, 2006, compared to $413,362 for the same period in 2005. The increase was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners. We cannot accurately predict the timing of such purchases from customers due to the early stage of the OLED industry.

Our commercial chemical revenue and royalty and license fees for the quarter ended March 31, 2006 were $398,479 and $930,846 respectively, compared to $31,395 and $73,255, respectively, for the corresponding period in 2005. The increases were primarily due to the purchases of our proprietary PHOLED materials by a customer for use in active matrix OLED products intended for sale in Asia and Europe. We cannot accurately predict the timing of such purchases from customers due to the early stage of the OLED industry.

The royalty and license fees for the period ended March 31, 2006 also included fees recorded as a result of the signing of a patent license agreement with Samsung SDI Co., Ltd. in April 2005 and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred royalties and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont Displays, Inc. The deferred royalties will be recognized as products are sold and royalties are earned.

We recognized $730,114 in technology development revenue for the quarter ended March 31, 2006 in connection with four technology development and evaluation agreements entered into in 2005 and 2003, compared to $250,000 for the same period in 2005 in connection with one such agreement. The increase is due to the signing of three new technology development agreements in 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We earned $536,061 in contract research revenue from the U.S. government for the quarter ended March 31, 2006, compared to $699,056 for the same period in 2005. During the quarter ending March 31, 2005 we worked on 10 different contracts, six of which we continued to work on during 2006. In addition, we commenced work on two new contracts in the quarter ended March 31, 2006.

We incurred research and development expenses of $5,001,072 for the quarter ended March 31, 2006, compared to $4,605,325 for the same period in 2005. The increase was due mainly to increased costs associated with our Development and License Agreement with PPG Industries (see Note 5 of the Notes to Consolidated Financial Statements) and increased costs relating to new personnel, offset to some extent by a reduction in research and development legal costs.

General and administrative expenses were $1,997,692 for the quarter ended March 31, 2006, compared to $1,894,863 for the same period in 2005. These expenses remained stable on a quarterly basis.

Interest income increased to $474,390 for the quarter ended March 31, 2006, compared to $262,163 for the same period in 2005. This was the result of higher rates of return on our invested cash during the quarter compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of $28,057,278, short-term investments of $19,646,005 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,571,021, for a total of $49,274,304. This compares to cash and cash equivalents of $30,654,249, short-term investments of $17,190,242 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,828,708, for a total of $49,673,199, as of December 31, 2005. The overall decrease in cash and cash equivalents and short-term and long-term investments of $398,895 was primarily due to cash usage for operating activities and purchases of equipment, offset to some extent by cash received from the exercise of options and warrants.

Back to Contents

Cash used in operating activities was $3,315,998 for the quarter ended March 31, 2006, as compared to $1,172,975 for the same period in 2005. The increase in cash used in operations was mainly due to a reduction of $1,356,176 in accounts payable and accrued expenses, which represents cash payments for expenses incurred in 2005, principally for the completion of the facility expansion, an increase of $332,011 in accounts and contract receivable and a $283,013 reduction in deferred revenue (which represents cash received in a prior period and recorded as revenue in the this quarter).

Working capital increased to $40,398,180 as of March 31, 2006, from working capital of $38,347,913 as of December 31, 2005. The net increase was due primarily to a reduction in current liabilities during the quarter resulting from the payment of liabilities due on the final phase of construction on our facility in Ewing, New Jersey. The cash used in operating activities was offset by cash received from the exercise of options and warrants in the amount of $3,304,105.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations through at least the end of 2007.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of off-balance sheet arrangements. As of March 31, 2006, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we did implement a new accounting system in the quarter that impacts our internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in our Annual Report on Form 10-K, filed with the SEC on March 9, 2006, and in a Current Report on Form 8-K, filed with the SEC on March 30, 2006.

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

Exhibit Number	Description
10.1+*	Commercial Supply Agreement between the registrant and AU Optronics Corporation, entered into on February 20, 2006.

31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION
Date: May 10, 2006	By:	/s/ Sidney D. Rosenblatt

Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer