Form 10-Q
period 2006-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2006-08-09
CIK 1005284

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 3, 2006, the registrant had outstanding 31,131,119 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,194,983	$30,654,249
Short-term investments	21,078,855	17,190,242
Accounts receivable	2,533,583	1,944,099
Inventory	97,987	36,431
Other current assets	701,181	497,746

Total current assets	49,606,589	50,322,767
PROPERTY AND EQUIPMENT, net	14,220,250	13,553,611
ACQUIRED TECHNOLOGY, net	7,167,024	8,014,559
INVESTMENTS	1,557,707	1,828,708
OTHER ASSETS	104,772	99,772

TOTAL ASSETS	$72,656,342	$73,819,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,146,241	$1,249,576
Accrued expenses	3,546,396	5,168,223
Deferred license fees	4,228,267	3,478,267
Deferred revenue	768,561	2,078,788

Total current liabilities	9,689,465	11,974,854
DEFERRED LICENSE FEES	3,222,300	3,478,100
DEFERRED REVENUE	750,000	750,000

Total liabilities	13,661,765	16,202,954

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 31,127,006 and 29,545,471 shares issued and outstanding	311,270	295,455
Additional paid-in-capital	196,807,455	187,609,407
Accumulated other comprehensive loss	(121,635)	(120,577)
Accumulated deficit	(138,004,513)	(130,169,822)

Total shareholders’ equity	58,994,577	57,616,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,656,342	$73,819,417

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,

	2006	2005

REVENUE:
Contract research	$901,529	$1,514,325
Development chemical	296,624	1,123,852
Commercial chemical	336,365	—
License fees	807,185	42,000
Technology development fees	667,613	331,818

Total revenue	3,009,316	3,011,995

OPERATING EXPENSES:
Cost of chemicals sold	44,933	12,303
Research and development	5,416,226	4,552,047
General and administrative	2,234,535	1,760,402
Royalty and license expense	166,794	150,000

Total operating expenses	7,862,488	6,474,752

Operating loss	(4,853,172)	(3,462,757)
INTEREST INCOME	544,626	320,930
INTEREST EXPENSE	(4,105)	(48,153)

NET LOSS	$(4,312,651)	$(3,189,980)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.14)	$(0.11)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,982,309	28,246,338

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,

	2006	2005

REVENUE:
Contract research	$1,437,590	$2,213,380
Development chemical	972,530	1,537,214
Commercial chemical	734,844	31,395
License fees	1,738,031	115,255
Technology development fees	1,397,727	581,818

Total revenue	6,280,722	4,479,062

OPERATING EXPENSES:
Cost of chemicals sold	123,374	39,170
Research and development	10,417,298	9,157,372
General and administrative	4,232,227	3,655,265
Royalty and license expense	353,319	300,000

Total operating expenses	15,126,218	13,151,807

Operating loss	(8,845,496)	(8,672,745)
INTEREST INCOME	1,019,016	583,093
INTEREST EXPENSE	(8,211)	(91,230)

NET LOSS	$(7,834,691)	$(8,180,882)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.26)	$(0.29)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,508,972	28,137,649

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,834,691)	$(8,180,882)
Non-cash charges to statement of operations:
Depreciation	902,613	738,114
Amortization of intangibles	847,535	847,536
Amortization of premium and discount on investments	(71,031)	(77,446)
Common stock, options and warrants issued in connection with Development Agreement	1,955,101	2,729,703
Common stock and options issued to employees	430,882	750,490
Common stock and options issued to Board of Directors and Scientific Advisory Board	—	526,551
Common stock options and warrants issued for services	105,011	(6,713)
(Increase) decrease in assets:
Accounts receivable	(589,484)	413,001
Inventory	(61,556)	(19,750)
Other current assets	(203,435)	(176,026)
Other assets	(5,000)	(4,414)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(275,593)	(1,350,932)
Deferred license fees	494,200	1,208,001
Deferred revenue	(1,310,227)	618,181

Net cash used in operating activities	(5,615,675)	(1,984,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,569,252)	(2,710,465)
Purchases of investments	(11,300,639)	(7,099,319)
Proceeds from sale of investments	7,753,000	24,807,000

Net cash (used in) provided by investing activities	(5,116,891)	14,997,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and warrants	5,273,300	863,562
Payment of loan	—	(150,000)
Restricted cash	—	150,000

Net cash provided by financing activities	5,273,300	863,562

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,459,266)	13,876,192
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,654,249	18,930,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,194,983	$32,806,773

Cash paid for interest	$—	$89,229

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

The Company conducts a substantial portion of its OLED technology development activities at its technology development and transfer facility in Ewing, New Jersey. In December 2004, the Company acquired the entire 41,000 square foot building at which the facility is located. The Company recently completed an expansion of its operations into the entire building. The Company also leases 850 square feet of office space in Coeur d’Alene, Idaho.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $121,635 and $120,577 at June 30, 2006 and December 31, 2005, respectively.

Inventory

Inventory is valued at the lower of cost or market, with cost determined using the specific identification method.

Back to Contents

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	June 30, 2006	December 31, 2005

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(9,783,694)	(8,936,159)

Acquired technology, net	$7,167,024	$8,014,559

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and six months ended June 30, 2006 and 2005, the effects of the exercise of the combined outstanding stock options and warrants of 6,983,751and 8,993,379, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

Research and Development

Expenditures for research and development are charged to operations as incurred.

Share-Based Payment Awards

Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to 2006. The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method (Note 7).

The fair value of share-based awards is determined using the Black-Scholes valuation model, which is the same model the Company used previously for valuing share-based awards for footnote disclosure purposes.

The fair value of share-based awards is recognized over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of grant. The Company issues new shares upon exercise of stock options.

Statement of Cash Flow Information

The following non-cash activities occurred:

	Six Months Ended June 30,

	2006	2005

Unrealized gain (loss) on available-for-sale securities	$(1,058)	$(174)
Common stock issued to Board of Directors and Scientific Advisory Board that were earned in a previous period	588,200	390,720
Common stock issued to employees that were earned in a previous period	838,854	726,414
3.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY AND USC

Effective October 9, 1997, the Company entered into a Research Agreement with the Trustees of Princeton University to sponsor OLED technology research at Princeton University and, on a subcontractor basis, at the University of Southern California (“USC”). This Research Agreement (as amended, the “1997 Research Agreement”) had an original term of five years. Through the period ended July 31, 2002, the Company paid Princeton University $2,276,461 under the 1997 Research Agreement.

Back to Contents

In April 2002, the Company amended the 1997 Research Agreement with Princeton University providing, among other things, for an additional five-year term. Under the terms of this amendment, the Company is obligated to pay Princeton University up to $7,477,993 under the 1997 Research Agreement for the period from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. Through the period ended June 30, 2006, the Company has paid $3,063,904 under this agreement.

In January 2006, the Principal Investigator conducting research at Princeton University under the 1997 Research Agreement transferred to the University of Michigan (“Michigan”). As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. Under the terms of the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton University under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement. No payments were made to USC under this agreement through June 30, 2006.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $98,319 of royalty expense, in connection with the agreement, for the six months ended June 30, 2006.

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

In connection with entering into the 2006 Research Agreement, the Company amended the 1997 Amended License Agreement to include Michigan as a party to that agreement effective as of January 1, 2006. Under this amendment, Princeton University, USC and Michigan have granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed under the 2006 Research Agreement. The financial terms of the 1997 Amended License Agreement were not impacted by this amendment.

4.	ACQUIRED TECHNOLOGY

On July 19, 2000, the Company, PD-LD, Inc. (“PD-LD”), its president Dr. Vladimir Ban and the Trustees of Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD’s rights to certain issued and pending OLED technology patents in exchange for 50,000 shares of the Company’s common stock. Pursuant to this transaction, these patents were included in the patent rights exclusively licensed to the Company under the 1997 Amended License Agreement. These patents had a fair value of $1,481,250 (Note 2) at the time of their acquisition.

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

Back to Contents

The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder’s fee in connection with the Motorola transaction. This warrant was granted with an exercise price of $21.60 per share and is exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of seven years, (3) 60% volatility and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola (Note 2).

The Company is required under the License Agreement to pay Motorola based on gross revenues earned by the Company for its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company was required to pay Motorola minimum royalties of $150,000 for the two-year period ended on December 31, 2002, and $500,000 for the two-year period ended on December 31, 2004. The Company is also required to pay Motorola minimum royalties of $1,000,000 for the two-year period ending on December 31, 2006. All royalty payments may be made, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash. The number of shares of common stock used to pay the stock portion of the royalty payment is equal to the amount to be paid in stock divided by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued.

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the six months ended June 30, 2006 and for the year ended December 31, 2005, the Company accrued $250,000 and $500,000, respectively, in royalty expense.

5.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS

On October 1, 2000, the Company entered into a five-year Development and License Agreement (“Development Agreement”) and a seven-year Supply Agreement (“Supply Agreement”) with PPG Industries, Inc. (“PPG”). Under the Development Agreement, a team of PPG scientists and engineers assisted the Company in developing its proprietary OLED materials and supplied the Company with these materials for evaluation purposes. Under the Supply Agreement, PPG supplied the Company with its proprietary OLED materials that were intended for resale to customers for commercial purposes.

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

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG. This Agreement superseded and replaced in their entireties the amended Development and Supply Agreements effective as of January 1, 2006, and extended the term of the Company’s existing relationship with PPG through December 31, 2008. Under the new agreement, PPG has continued to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. The financial terms of the new agreement are substantially similar to those of the amended Development and Supply Agreements, and include a requirement that the Company pay PPG in a combination of cash and the Company’s common stock.

Back to Contents

On April 19, 2006, the Company issued 1,957 shares of common stock to PPG based on a final accounting for actual costs incurred by PPG under the Development Agreement for the year ended December 31, 2005. Accordingly, the Company accrued $22,515 of additional research and development expense as of December 31, 2005, based on the fair value of these additional shares as of the end of 2005.

On April 19, 2006 and April 20, 2005, the Company issued to PPG 121,141 and 207,893 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the applicable agreement(s) during the six-month periods ended June 30, 2006 and 2005. The Company recorded a charge of $1,656,791 and $1,758,432 to research and development expense, respectively, for these shares. The charges were determined based on the fair value of the Company’s common stock as of the end of each period. In addition, in October 2006, the Company will be required to issue an additional 3,660 shares of its common stock to PPG based on a final accounting for actual costs incurred by PPG under the amended Development Agreement for the six-month period ended June 30, 2006. Accordingly, the Company accrued $50,878 of additional research and development expense for the six-month period ended June 30, 2006. The Company also recorded $727,496 and $240,826 to research and development for the cash portion of the work performed by PPG during the six-month periods ended June 30, 2006 and 2005, respectively.

Also, in accordance with the agreements with PPG, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $98,516 and $117,406 in research and development expenses related to these costs during the six-month periods ended June 30, 2006 and 2005, respectively.

Through the end of 2006, the Company is required under its agreements with PPG to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire 10 years from the date of grant.

On December 30, 2005 and January 18, 2005, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500 and 30,500 shares, respectively, of the Company’s common stock at exercise prices of $10.51 and $8.14, respectively. In April 2006, the Company hired several PPG employees as full-time employees of the Company. As a result of these hirings, the Company accelerated the vesting of 18,500 of the options granted on December 30, 2005. Accordingly, the Company recorded $225,882 in research and development costs related to these options for the period ended June 30, 2006. The Company also recorded $72,428 in research and development costs for the remaining 13,000 options for the period ended June 30, 2006. During the period ended June 30, 2005, the Company recorded $126,234 in research and development costs related to the options granted on January 18, 2005.

The Company determined the fair value of the options earned during the periods ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.39-5.07% and 4.21%, respectively, (2) no expected dividend yield, (3) contractual life of 10 years and (4) expected volatility of 77.18-77.59% and 79.95%, respectively.

6.	SHAREHOLDERS’ EQUITY
	Preferred Stock, Series A		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity

	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2006	200,000	$2,000	29,545,471	$295,455	$187,609,407	$(120,577)	$(130,169,822)	$57,616,463
Exercise of common stock options and warrants (A)	—	—	1,282,705	12,826	5,260,474	—	—	5,273,300
Issuance of common stock to Employees (B)	—	—	123,922	1,239	837,615	—	—	838,854
Issuance of common stock to Board of Directors And Scientific Advisory Board (B)	—	—	53,766	538	587,662	—	—	588,200
Issuance of common stock and options in connection with Development Agreement (C)	—	—	121,142	1,212	1,976,404	—	—	1,977,616
Issuance of common stock options to non-employees	—	—	—	—	105,011	—	—	105,011
Compensation expense under SFAS No. 123R	—	—	—	—	430,882	—	—	430,882
Unrealized loss on available-for-sales securities	—	—	—	—	—	(1,058)	—	(1,058)
Net loss	—	—	—	—	—	—	(7,834,691)	(7,834,691)

BALANCE, JUNE 30, 2006	200,000	$2,000	31,127,006	$311,270	$196,807,455	$(121,635)	$(138,004,513)	$58,994,577

(A)	During the period ended June 30, 2006, the Company issued 1,031,535 shares of common stock relating to the exercise of common stock warrants, resulting in cash proceeds of $3,383,618.
(B)	These amounts were earned in a previous period and charged to expense when earned, but issued in 2006.
(C)

In accordance with the PPG Development Agreement (Note 5), the Company recognized the pro-rata portion of the options to purchase shares of the Company’s common stock that were granted to certain PPG employees for the period ended June 30, 2006.

Back to Contents

7.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective transition method. SFAS No. 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006, and for all share payments issued to employees prior to January 1, 2006 that remain unvested. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The adoption of SFAS No. 123R did not change the Company’s accounting for share based payments issued to non-employees.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no compensation expense was recognized in association with the Company’s stock awards. The following table illustrates the effect on net loss and net loss per share if the Company had applied SFAS No. 123R for the three and six months ended June 30, 2005, using the Black-Scholes option-pricing model.

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005

Net loss attributable to common shareholders: As reported	$(8,180,882)	$(3,189,980)
Add stock-based employee compensation expense included in reported net income, net of tax	913,269	371,242
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(3,477,501)	(631,868)

Pro forma	$(10,745,114)	$(3,450,606)
Basic and diluted net loss per share:
As reported	$(0.29)	$(0.11)
Pro forma	(0.38)	(0.12)

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through June 30, 2006, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of the grant was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rate and dividend yield. Expected volatility was based on the Company’s historical daily stock price volatility. The risk-free rate was based on the average U.S. Treasury security yields in the quarter of the grant. The dividend yield was based on historical information. The expected life was determined from historical information and management’s estimate. The Black-Scholes model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the three and six months ended June 30, 2006 and June 30, 2005, respectively:

	2006	2005

Dividend yield rate	0%	0%
Expected volatility	79.36-79.94%	79.78-86.20%
Risk-free interest rates	4.56-5.02%	3.78-4.28%
Expected life	7 Years	7 Years

Back to Contents

Stock Option Activity

The following table summarizes the stock option activity during the six months ended June 30, 2006 for all grants under the Equity Compensation Plan:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	4,046,074	$9.26
Granted	96,750	13.51
Exercised	(251,170)	7.52
Cancelled	(27,000)	10.92

Outstanding at June 30, 2006	3,864,654	9.47

Ending vested and expected to vest	3,852,146	9.46

Exercisable at June 30, 2006	3,689,654	9.33

The following table summarizes the status of unvested options at June 30, 2006 and the changes during the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Unvested options at January 1, 2006	176,500	$8.78
Granted	96,750	10.90
Vested	(71,250)	9.73
Cancelled	(27,000)	11.35

Unvested options at June 30, 2006	175,000	9.74

Stock Options Outstanding and Exercisable

	Outstanding				Exercisable

Exercise Price	Number of Options Outstanding at June 30, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (A)	Number of Options Outstanding at June 30, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (A)

$ 3.75-5.45	1,010,785	4.04	$4.75	$8,652,054	1,010,785	4.04	$4.75	$8,652,054
5.88-8.56	975,183	6.82	8.26	4,925,214	956,183	6.80	8.27	4,823,244
9.04-10.51	1,086,228	7.02	10.13	3,454,095	1,046,228	6.97	10.14	3,316,145
10.62-17.26	664,208	7.59	15.04	93,518	548,208	7.34	15.25	59,518
17.43-21.69	63,750	3.89	18.40	—	63,750	3.89	18.40	—
24.38	64,500	3.98	24.38	—	64,500	3.98	24.38	—

$ 3.75-24.38	3,864,654	6.19	$9.47	$17,124,881	3,689,654	6.07	$9.33	$16,850,961

(A)	The difference between the stock option’s exercise price and the closing price of the common stock at June 30, 2006.

The total intrinsic value of stock awards exercised during the six months ended June 30, 2006 and 2005 were $1,771,333 and $182,210, respectively.

Back to Contents

The impact related to stock-based compensation for the six months ended June 30, 2006 is shown in the table below:

Stock-based compensation expense	$430,882
Increase in loss per share of common stock, basic and diluted	$0.01
Cash received from stock options exercised	$1,889,682

At June 30, 2006, there was $1,269,618 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Equity Compensation Plan, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted-average period of approximately 1.47 years.

8.	COMMITMENTS AND CONTINGENCIES

Under the terms of the Company’s License Agreement with Motorola, the Company agreed to make minimum royalty payments to Motorola through 2006. See Note 4 for further explanation.

In accordance with the April 2002 amendment to the 1997 Research Agreement with Princeton University, the Company is required to make annual payments to Princeton University. Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC. See Note 3 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton University. See Note 3 for further explanation.

9.	CONCENTRATION OF RISK

Two customers accounted for 47% and 14% of consolidated revenue for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from these customers was $1,456,675 at June 30, 2006.

Revenues from outside of North America represented 75% and 51% of the consolidated revenue for the six months ended June 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above.

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING STATEMENTS

This discussion and analysis contains some “forward-looking statements.” Forward-looking statements concern our possible or assumed future results of operations, including descriptions of our business strategies and customer relationships. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.

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

Back to Contents

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED™, TOLED™, FOLED™, etc.) we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred losses since our inception, resulting in an accumulated deficit of $138,004,513 as of June 30, 2006.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding:

•	the timing of our receipt of license fees and fees for future technology development and evaluation;
•	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;
•	the timing of our customers’ introduction and discontinuance of OLED products;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

and

•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We had a net loss of $4,312,651 (or $0.14 per diluted share) for the quarter ended June 30, 2006, compared to a net loss of $3,189,980 (or $0.11 per diluted share) for the same period in 2005. The increased loss was primarily due to an increase in total operating costs of $1,387,736.

Our revenues were $3,009,316 for the quarter ended June 30, 2006, compared to $3,011,995 for the same period in 2005.

Our commercial chemical and license fee revenues for the quarter ended June 30, 2006 were $336,365 and $807,185, respectively, compared to $0 and $42,000, respectively, for the corresponding period in 2005. The increases were primarily due to the purchases of our proprietary PHOLED materials by a customer for use in active matrix OLED products intended for sale in Asia and Europe. However, we cannot accurately predict the timing and frequency of such purchases due to the early stage of the OLED industry, and these purchases are likely to end when the current product lifecycle is completed.

The license fee revenue for the period ended June 30, 2006 also included fees recorded as a result of the signing of a patent license agreement with Samsung SDI Co., Ltd. in April 2005 and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred royalties and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont Displays, Inc.

We recognized $667,613 in technology development revenue for the quarter ended June 30, 2006 in connection with four technology development and evaluation agreements entered into in 2005 and 2003, compared to $331,818 for the same period in 2005 in connection with two such agreements. The increase is due to the signing of three new technology development agreements in 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We earned $901,529 in contract research revenue from the U.S. government for the quarter ended June 30, 2006, compared to $1,514,325 for the same period in 2005. During the quarter ended June 30, 2005, we worked on 13 different contracts, six of which we continued to work on during 2006. In addition, we commenced work on three new contracts in the quarter ended June 30, 2006.

We earned $296,624 from sales of developmental chemicals in the quarter ended June 30, 2006, compared to $1,123,852 for the same period in 2005. The decrease was mainly due to a decreased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners. We cannot accurately predict the timing and frequency of such purchases from customers due to the early stage of the OLED industry.

We incurred research and development expenses of $5,416,226 for the quarter ended June 30, 2006, compared to $4,552,047 for the same period in 2005. The increase was due mainly to increased costs relating to new personnel, and increased operating costs for our expanded facility offset to some extent by reductions in costs associated with our agreements with PPG Industries (see Note 5 of the Notes to Consolidated Financial Statements) and patent costs.

General and administrative expenses were $2,234,535 for the quarter ended June 30, 2006, compared to $1,760,402 for the same period in 2005. The increase was mainly due to increased personnel and operating costs for our expanded facility.

Interest income increased to $544,626 for the quarter ended June 30, 2006, compared to $320,930 for the same period in 2005. This was the result of higher rates of return on our invested cash during the quarter compared to the same period in the prior year.

Back to Contents

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

We had a net loss of $7,834,691 (or $0.26 per diluted share) for the six months ended June 30, 2006, compared to a net loss of $8,180,882 (or $0.29 per diluted share) for the same period in 2005. The decreased loss was primarily due to an increase in total revenue of $1,801,660 and an increase in interest income of $435,923, offset to some extent by an increase in total operating expenses of $1,974,411.

Our revenues were $6,280,722 for the six months ended June 30, 2006, compared to $4,479,062 for the same period in 2005. The increase in revenue was primarily due to increased sales of commercial chemicals, recording of license fees associated with the sale of commercial materials and increased technology development revenue.

Our commercial chemical and license fee revenues for the six months ended June 30, 2006 were $734,844 and $1,738,031, respectively, compared to $31,395 and $115,255, respectively, for the corresponding period in 2005. The increases were primarily due to the purchases of our proprietary PHOLED materials by a customer for use in active matrix OLED products intended for sale in Asia and Europe. However, we cannot accurately predict the timing and frequency of such purchases due to the early stage of the OLED industry, and these purchases are likely to end when the current product lifecycle is completed.

The license fee revenue for the period ended June 30, 2006 also included fees recorded as a result of the signing of a patent license agreement with Samsung SDI Co., Ltd. in April 2005 and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred royalties and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont Displays, Inc.

We recognized $1,397,727 in technology development revenue for the six months ended June 30, 2006 in connection with four technology development and evaluation agreements entered into in 2005 and 2003, compared to $581,818 for the same period in 2005 in connection with two such agreements. The increase is due to the signing of three new technology development agreements in 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We earned $1,437,590 in contract research revenue from the U.S. government for the six months ended June 30, 2006, compared to $2,213,380 for the same period in 2005. During the quarter ended June 30, 2005, we worked on 13 different contracts, six of which we continued to work on during 2006. In addition, we commenced work on five new contracts in the six months ended June 30, 2006.

We earned $972,530 from sales of developmental chemicals in the six months ended June 30, 2006, compared to $1,537,214 for the same period in 2005. The decrease was mainly due to a decreased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners. We cannot accurately predict the timing and frequency of such purchases from customers due to the early stage of the OLED industry.

We incurred research and development expenses of $10,417,298 for the six months ended June 30, 2006, compared to $9,157,372 for the same period in 2005. The increase was due mainly to increased costs relating to new personnel, increased operating costs for our expanded facility and increased costs associated with our agreements with PPG Industries (see Note 5 of the Notes to Consolidated Financial Statements), offset to some extent by a reduction in patent costs.

General and administrative expenses were $4,232,227 for the six months ended June 30, 2006, compared to $3,655,265 for the same period in 2005. The increase was mainly due to increased personnel and operating costs for our expanded facility.

Interest income increased to $1,019,016 for the six months ended June 30, 2006, compared to $583,093 for the same period in 2005. This was the result of higher rates of return on our invested cash during the six months compared to the same period in 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $25,194,983, short-term investments of $21,078,855 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,557,707, for a total of $47,831,545. This compares to cash and cash equivalents of $30,654,249, short-term investments of $17,190,242 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,828,708, for a total of $49,673,199, as of December 31, 2005. The overall decrease in cash and cash equivalents and short-term and long-term investments of $1,841,654 was primarily due to cash usage for operating activities and purchases of equipment, offset to some extent by cash received from the exercise of common stock options and warrants.

Cash used in operating activities was $5,615,675 for the six months ended June 30, 2006, as compared to $1,984,586 for the same period in 2005. The increase in cash used in operations was mainly due to a reduction of $816,027 in deferred revenue and deferred license fees (which represents cash received in a prior period and recorded as revenue in the current period), an increase of $589,484 in accounts receivable, an increase of $203,435 in other current assets (which represents prepaid expenses) and a reduction of $275,592 in accounts payable and accrued expenses. The overall increase in cash used in investing activities was mainly due to the purchase of equipment as a result of the expansion of our facility. Cash used in operating and investing activities was offset by cash received from the exercise of common stock options and warrants in the amount of $5,273,300.

Back to Contents

Working capital increased to $39,917,124 as of June 30, 2006, from working capital of $38,347,913 as of December 31, 2005. The net increase was due primarily to a reduction in current liabilities during the quarter resulting from the payment of liabilities due on the final phase of construction on our facility in Ewing, New Jersey.

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

We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options. We have an effective shelf registration statement that would enable us to offer, from time to time, up to $44,725,524 of our common stock, preferred stock and other securities, subject to market conditions and other factors.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. There were no changes in critical accounting policies to date in 2006, other than the adoption of SFAS No. 123R, effective January 1, 2006 (See Note 7).

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our contractual obligations. There were no significant changes in contractual obligations to date in 2006, other than the 2006 Research Agreement discussed in Note 3.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of off-balance sheet arrangements. As of June 30, 2006, we had no off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, we issued an aggregate of 332,413 shares of our common stock upon the exercise of outstanding warrants. Among these shares were 121,141 shares issued to PPG Industries for services provided to us under our OLED Materials Supply and Service Agreement with PPG. The warrants had a weighted average exercise price of $8.382 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2006 Annual Meeting of Shareholders on June 29, 2006.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The number of votes represented at the annual meeting, in person or by proxy, was 29,307,582. In determining this number, abstentions and shares held by brokers who have notified us that they lack voting authority with respect to any matter (referred to herein as “broker non-votes”) were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

1. Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD	Percentage FOR of Total Votes Cast*

Steven V. Abramson	28,420,803	886,779	97.0
Leonard Becker	29,054,179	253,403	99.1
Elizabeth H. Gemmill	29,006,979	300,603	99.0
C. Keith Hartley	29,067,196	240,386	99.2
Lawrence Lacerte	29,066,763	240,819	99.2
Sidney D. Rosenblatt	28,396,017	911,565	96.9
Sherwin I. Seligsohn	28,392,142	915,440	96.9

* Broker non-votes are not considered votes “cast” with respect to the election of directors.

2. Proposal to Amend the Company’s Equity Compensation Plan. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

Number of Votes FOR	Number of Votes AGAINST	Number of ABSTENTIONS	Percentage FOR of Total Votes Cast*

11,205,931	4,160,989	204,558	72.9

* Abstentions and broker non-votes are not considered votes “cast” with respect to this proposal.

(d) Not applicable.

ITEM 5. OTHER INFORMATION

On August 7, 2006, the Compensation Committee of our Board of Directors (the “Committee”) approved the following new base salaries for our executive officers: Sherwin I. Seligsohn, Chairman of the Board and Chief Executive Officer ($270,858); Steven V. Abramson, President and Chief Operating Officer ($447,700); Sidney D. Rosenblatt, Executive Vice President and Chief Financial Officer ($447,700); and Julia J. Brown, Vice President and Chief Technical Officer ($279,812). These new base salaries represent a 5.5% increase over the prior salaries of these individuals. The new base salaries are retroactive to the annual raise dates of these individuals, which are July 1, 2006 for Messrs. Seligsohn, Abramson and Rosenblatt and June 22, 2006 for Dr. Brown. All other terms and conditions of these officers’ employment and compensation arrangements with the Company remain the same.

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

10.1*

Amendment No. 2 to the Amended License Agreement among Princeton University, the University of Southern California, the Regents of the University of Michigan and the Registrant entered into on May 1, 2006.

10.2*	Sponsored Research Agreement between the University of Southern California and the Registrant entered into on May 1, 2006.

31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION
Date: August 9, 2006	By:	/s/ Sidney D. Rosenblatt

Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer