Form 10-Q
period 2006-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2006-11-06
CIK 1005284

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 3, 2006, the registrant had outstanding 31,238,324 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,459,946	$30,654,249
Short-term investments	17,626,287	17,190,242
Accounts receivable	3,741,121	1,944,099
Inventory	30,598	36,431
Other current assets	671,378	497,746

Total current assets	51,529,330	50,322,767
PROPERTY AND EQUIPMENT, net	14,205,037	13,553,611
ACQUIRED TECHNOLOGY, net	6,743,256	8,014,559
INVESTMENTS	565,626	1,828,708
OTHER ASSETS	102,272	99,772

TOTAL ASSETS	$73,145,521	$73,819,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$584,192	$1,249,576
Accrued expenses	4,980,387	5,168,223
Deferred license fees	6,928,268	3,478,267
Deferred revenue	378,030	2,078,788

Total current liabilities	12,870,877	11,974,854
DEFERRED LICENSE FEES	3,094,400	3,478,100
DEFERRED REVENUE	600,000	750,000

Total liabilities	16,565,277	16,202,954

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 31,159,556 and 29,545,471 shares issued and outstanding	311,596	295,455
Additional paid-in-capital	197,450,335	187,609,407
Deferred compensation	(175,332)	—
Accumulated other comprehensive loss	(60,555)	(120,577)
Accumulated deficit	(140,947,800)	(130,169,822)

Total shareholders’ equity	56,580,244	57,616,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,145,521	$73,819,417

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,

	2006	2005

REVENUE:
Contract research	$1,328,109	$1,556,095
Development chemical	492,173	1,340,428
Commercial chemical	201,227	—
License fees	534,248	50,400
Technology development fees	540,531	425,947

Total revenue	3,096,288	3,372,870

OPERATING EXPENSES:
Cost of chemicals sold	81,637	44,777
Research and development	4,386,268	4,734,554
General and administrative	1,965,921	1,739,166
Royalty and license expense	169,035	162,269

Total operating expenses	6,602,861	6,680,766

Operating loss	(3,506,573)	(3,307,896)
INTEREST INCOME	565,262	382,024
INTEREST EXPENSE	(1,976)	(53,268)

NET LOSS	$(2,943,287)	$(2,979,140)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.10)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	31,151,052	28,617,601

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,

	2006	2005

REVENUE:
Contract research	$2,765,699	$3,769,475
Development chemical	1,464,703	2,877,642
Commercial chemical	936,071	31,395
License fees	2,272,279	165,655
Technology development fees	1,938,258	1,007,765

Total revenue	9,377,010	7,851,932

OPERATING EXPENSES:
Cost of chemicals sold	205,011	83,947
Research and development	14,803,566	13,891,104
General and administrative	6,198,148	5,395,253
Royalty and license expense	522,354	462,269

Total operating expenses	21,729,079	19,832,573

Operating loss	(12,352,069)	(11,980,641)
INTEREST INCOME	1,584,278	965,296
INTEREST EXPENSE	(10,187)	(144,676)

NET LOSS	$(10,777,978)	$(11,160,021)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.35)	$(0.39)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,725,351	28,298,728

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,777,978)	$(11,160,021)
Non-cash charges to statement of operations:
Depreciation	1,364,378	1,192,326
Amortization of intangibles	1,271,303	1,271,304
Amortization of premium and discount on investments	(115,156)	(91,253)
Common stock, options and warrants issued in connection with Development Agreement	1,925,724	2,922,253
Common stock and options issued to employees	696,135	1,121,202
Common stock and options issued to Board of Directors and Scientific Advisory Board	—	526,551
Common stock options and warrants issued for services	105,011	(6,713)
(Increase) decrease in assets:
Accounts receivable	(1,797,022)	305,677
Inventory	5,833	(18,281)
Other current assets	(173,632)	(189,108)
Other assets	(2,500)	(4,414)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	596,349	(241,633)
Deferred license fees	3,066,301	1,907,600
Deferred revenue	(1,850,758)	1,567,235

Net cash used in operating activities	(5,686,012)	(897,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,015,804)	(3,413,126)
Purchases of investments	(15,136,785)	(14,506,386)
Proceeds from sale of investments	16,139,000	28,713,001

Net cash (used in) provided by investing activities	(1,013,589)	10,793,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and warrants	5,505,298	2,313,116
Payment of loan	—	(225,000)
Restricted cash	—	225,000

Net cash provided by financing activities	5,505,298	2,313,116

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,194,303)	12,209,330
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,654,249	18,930,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,459,946	$31,139,911

Cash paid for interest	$—	$140,890

The accompanying notes are an integral part of these statements.

Back to Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies for use in a variety of flat panel display and other applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to display manufacturers for use in these applications. Through internal research and development efforts and relationships with entities such as Princeton University, the University of Southern California (“USC”), the University of Michigan and PPG Industries, Inc., the Company has established a significant portfolio of OLED technologies and associated intellectual property rights (Notes 3 and 5). The Company also develops and sells OLED materials to display manufacturers for evaluation and use in commercial display products.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. The Company reported accumulated unrealized holding losses of $60,555 and $120,577 at September 30, 2006 and December 31, 2005, respectively.

Inventory

Inventory is valued at the lower of cost or market, with cost determined using the specific identification method.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. (Note 4). These intangible assets consist of the following:

	September 30, 2006	December 31, 2005

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(10,207,462)	(8,936,159)

Acquired technology, net	$6,743,256	$8,014,559

Acquired technology is amortized on a straight-line basis over its estimated useful life of ten years.

Back to Contents

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 2006 and 2005, the effects of the exercise of the combined outstanding stock options and warrants of 6,938,651and 8,635,786, respectively, were excluded from the calculation of diluted EPS as the impact would be antidilutive.

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

Statement of Cash Flow Information

The following non-cash activities occurred:

	Nine Months Ended September 30,

	2006	2005

Unrealized gain (loss) on available-for-sale securities	$60,022	$(6,258)
Common stock issued to Board of Directors and Scientific Advisory Board that were earned in a previous period	588,200	390,720
Common stock issued to employees that were earned in a previous period	838,854	726,414

Recent Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for financial statements issued in interim periods and fiscal years beginning after December 15, 2006. We present these transactions on a gross basis, and therefore the adoption of this standard will have no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which becomes effective the first fiscal year ending after November 15, 2006. SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements. SAB 108 does not amend the SEC’s existing guidance for evaluating the materiality of errors included in SAB 99. SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative effect adjustment to beginning of year retained earnings. We are currently evaluating the effect that the adoption of SAB 108 will have on our financial position, results of operations and cash flows.

Back to Contents

3.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY AND USC

Since 1997, the Company has been sponsoring OLED technology research at Princeton University and, on a subcontractor basis, at the University of Southern California (“USC”), under a Research Agreement with the Trustees of Princeton University (as amended, the “1997 Research Agreement”). In April 2002, the 1997 Research Agreement was amended to provide for, among other things, an additional five-year term. Under the terms of this amendment, the Company is obligated to pay Princeton University up to $7,477,993 for the period from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses when they become due. Through the period ended September 30, 2006, the Company has paid $3,480,361 under the 1997 Research Agreement.

In January 2006, the Principal Investigator conducting research at Princeton University under the 1997 Research Agreement transferred to the University of Michigan (“Michigan”). As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. Under the terms of the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton University under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement. Through the period ended September 30, 2006, the Company has paid $31,580 under this agreement.

Under the 1997 Research Agreement, the Company made periodic fixed payments to Princeton University and charged them to research and development expense as the payments were made. However, the actual work performed by Princeton University and USC under the 1997 Research Agreement did not always equate to the fixed amounts actually paid for each period. In the third quarter of 2006, Princeton University refunded $1,011,358 to the Company for cumulative amounts overpaid under the 1997 Research Agreement. The Company recorded the refund as an offset to research and development expenses. Under the 2006 Research Agreement, payments are made to USC on a quarterly basis as actual expenses are incurred.

On October 9, 1997, the Company, Princeton University and USC entered into an Amended License Agreement under which Princeton University and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement (as amended, the “1997 Amended License Agreement”). Under this agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $139,854 of royalty expense, in connection with the agreement, for the nine months ended September 30, 2006.

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

Back to Contents

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

For the two-year period ending on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the nine months ended September 30, 2006 and for the year ended December 31, 2005, the Company accrued $375,000 and $500,000, respectively, in royalty expense.

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

Back to Contents

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

Through October 19, 2006 and October 17, 2005, the Company issued to PPG 178,162 and 334,895 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the applicable agreement(s) during the nine-month periods ended September 30, 2006 and 2005. The Company recorded a charge of $2,281,459 and $2,708,018 to research and development expense, respectively, for these shares. The charges were determined based on the fair value of the Company’s common stock as of the end of each period. The Company also recorded $773,890 and $426,964 to research and development for the cash portion of the work performed by PPG during the nine-month periods ended September 30, 2006 and 2005, respectively.

Also, in accordance with the agreements with PPG, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $199,873 and $162,886 in research and development expenses related to these costs during the nine-month periods ended September 30, 2006 and 2005, respectively.

Through the end of 2006, the Company is required under its agreements with PPG to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options vest one year following the date of grant and expire on December 31, 2009.

On December 30, 2005 and January 18, 2005, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500 and 30,500 shares, respectively, of the Company’s common stock at exercise prices of $10.51 and $8.14, respectively. In April 2006, the Company hired several PPG employees as full-time employees of the Company. As a result of these hirings, the Company accelerated the vesting of 18,500 of the options granted on December 30, 2005. Accordingly, the Company recorded $225,882 in research and development costs related to these options for the nine months ended September 30, 2006. The Company also recorded $43,051 in research and development costs for the remaining 13,000 options for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company recorded $214,235 in research and development costs related to the options granted on January 18, 2005.

The Company determined the fair value of the options earned during the periods ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.39-4.62% and 4.21%, respectively, (2) no expected dividend yield, (3) contractual life of 3.25 and 10 years, respectively and (4) expected volatility of 48.75-77.59% and 79.95%, respectively.

Back to Contents

6.	SHAREHOLDERS’ EQUITY

					Additional Paid-In Capital	Deferred Compensation and Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Preferred Stock, Series A		Common Stock

	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2006	200,000	$2,000	29,545,471	$295,455	$187,609,407	$(120,577)	$(130,169,822)	$57,616,463
Exercise of common stock options and warrants (A)	—	—	1,315,255	13,152	5,492,146	—	—	5,505,298
Issuance of common stock to Employees (B)	—	—	123,922	1,239	1,029,180	(191,565)	—	838,854
Issuance of common stock to Board of Directors And Scientific Advisory Board (B)	—	—	53,766	538	587,662	—	—	588,200
Issuance of common stock and options in connection with Development Agreement (C)	—	—	121,142	1,212	1,947,027	—	—	1,948,239
Issuance of common stock options to non-employees	—	—	—	—	105,011	—	—	105,011
Compensation expense under SFAS No. 123R	—	—	—	—	679,902	—	—	679,902
Amortization of deferred compensation						16,233		16,233
Unrealized loss on available-for-sales securities	—	—	—	—	—	60,022	—	60,022
Net loss	—	—	—	—	—	—	(10,777,978)	(10,777,978)

BALANCE, SEPTEMBER 30, 2006	200,000	$2,000	31,159,556	$311,596	$197,450,335	$(235,887)	$(140,947,800)	$56,580,244

(A)

During the nine months ended September 30, 2006, the Company issued 1,315,255 shares of common stock relating to the exercise of common stock options and warrants, resulting in cash proceeds of $5,505,298

(B)	These amounts were earned in a previous period and charged to expense when earned, but issued in 2006.
(C)

In accordance with the PPG Development Agreement (Note 5), the Company recognized the pro-rata portion of the options to purchase shares of the Company’s common stock that were granted to certain PPG employees for the nine months ended September 30, 2006.

7.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective transition method. SFAS No. 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006, and for all share-based payments issued to employees prior to January 1, 2006 that remain unvested. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The adoption of SFAS No. 123R did not change the Company’s accounting for share based payments issued to non-employees.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no compensation expense was recognized in association with the Company’s stock awards. The following table illustrates the effect on net loss and net loss per share if the Company had applied SFAS No. 123R for the three and nine months ended September 30, 2005, using the Black-Scholes option-pricing model.

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005

Net loss attributable to common shareholders: As reported	$(11,160,021)	$(2,979,140)
Add stock-based employee compensation expense included in reported net income, net of tax	1,283,981	370,712
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(4,011,212)	(533,711)

Pro forma	$(13,887,252)	$(3,142,139)
Basic and diluted net loss per share:
As reported	$(0.39)	$(0.10)
Pro forma	(0.49)	(0.11)

Back to Contents

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through September 30, 2006, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of the grant was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rate and dividend yield. Expected volatility was based on the Company’s historical daily stock price volatility. The risk-free rate was based on the average U.S. Treasury security yields in the quarter of the grant. The dividend yield was based on historical information. The expected life was determined from historical information and management’s estimate. The Black-Scholes model incorporates exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the three and nine months ended September 30, 2006 and September 30, 2005, respectively:

	2006	2005

Dividend yield rate	0%	0%
Expected volatility	78.96-79.94%	60.00-94.00%
Risk-free interest rates	4.56-5.02%	3.59-6.87%
Expected life	7 Years	7 Years

Stock Option Activity

The following table summarizes the stock option activity during the nine months ended September 30, 2006 for all grants under the Equity Compensation Plan:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	4,046,074	$9.26
Granted	104,750	13.28
Exercised	(273,720)	7.52
Cancelled	(47,550)	12.30

Outstanding at September 30, 2006	3,829,554	9.46

Ending vested and expected to vest	3,818,847	9.45

Exercisable at September 30, 2006	3,658,554	9.31

The following table summarizes the status of unvested options at September 30, 2006 and the changes during the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Unvested options at January 1, 2006	176,500	$8.78
Granted	104,750	10.68
Vested	(80,750)	9.51
Cancelled	(29,500)	10.79

Unvested options at September 30, 2006	171,000	9.34

Back to Contents

Stock Options Outstanding and Exercisable

	Outstanding				Exercisable

Exercise Price	Number of Options Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (A)	Number of Options Outstanding at September 30, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (A)

$ 3.75-5.45	1,003,785	3.81	$4.75	$6,301,454	1,003,785	3.81	$4.75	$6,301,454
5.88-8.56	958,783	6.58	8.26	2,654,160	942,783	6.57	8.26	2,609,460
9.04-10.51	1,087,028	6.78	10.13	977,240	1,048,028	6.71	10.14	935,240
10.62-17.26	656,708	7.35	15.04	5,657	540,708	7.10	15.26	2,537
17.43-18.13	58,750	3.61	18.12	—	58,750	3.61	18.12	—
24.38	64,500	3.73	24.38	—	64,500	3.73	24.38	—

$3.75-24.38	3,829,554	5.95	$9.46	$9,938,511	3,658,554	5.83	$9.31	$9,848,691

(A)	The difference between the stock option’s exercise price and the closing price of the common stock at September 30, 2006.

The total intrinsic value of stock awards exercised during the nine months ended September 30, 2006 and 2005 were $1,893,339 and $1,704,901, respectively.

The impact related to stock-based compensation for the nine months ended September 30, 2006 is shown in the table below:

Stock-based compensation expense	$696,135
Increase in loss per share of common stock, basic and diluted	$0.02
Cash received from stock options exercised	$2,057,880

At September 30, 2006, there was $1,101,675 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Equity Compensation Plan, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted-average period of approximately 1.29 years.

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

Two customers accounted for 41% and 23% of consolidated revenue for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from these customers was $966,250 at September 30, 2006. Revenues from one of these customers were associated with the purchase of commercial materials from us. This customer has informed us that it does not intend to purchase any additional commercial materials at this time. This customer accounted for 31% of consolidated revenue for the nine months ended September 30, 2006.

Revenues from outside of North America represented 68% and 52% of the consolidated revenue for the nine months ended September 30, 2006 and 2005, respectively.

Back to Contents

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED™, TOLED™, FOLED™, etc.) and we have incurred significant losses and will continue to do so until our OLED technologies become more widely adopted by flat panel display manufacturers. We have incurred losses since our inception, resulting in an accumulated deficit of $140,947,800 as of September 30, 2006.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We had a net loss of $2,943,287 (or $0.09 per diluted share) for the quarter ended September 30, 2006, compared to a net loss of $2,979,140 (or $0.10 per diluted share) for the same period in 2005. The decrease was primarily due to a refund of $1,011,358 received by Princeton University for unspent research and development funds paid by us (see Note 3 of the Notes to Consolidated Financial Statements). The decrease in loss was offset by an increase in total operating costs of $946,390.

Our revenues were $3,096,288 for the quarter ended September 30, 2006, compared to $3,372,870 for the same period in 2005.

Our commercial chemical and license fee revenues for the quarter ended September 30, 2006 were $201,227 and $534,248, respectively, compared to $0 and $50,400, respectively, for the corresponding period in 2005. The increases were primarily due to the purchases of our proprietary PHOLED materials by a customer for use in active matrix OLED products intended for sale in Asia and Europe. This customer previously purchased development materials. This customer has informed us that it does not intend to purchase any additional commercial materials at this time. We cannot accurately predict the timing and frequency of such purchases due to the early stage of the OLED industry.

The license fee revenue for the period ended September 30, 2006 also included fees recorded as a result of the signing of a patent license agreement with Samsung SDI Co., Ltd. in April 2005 and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred royalties and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont Displays, Inc.

We recognized $540,531 in technology development revenue for the quarter ended September 30, 2006 in connection with three technology development and evaluation agreements entered into in 2005, compared to $425,947 for the same period in 2005 in connection with two such agreements. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

Back to Contents

We earned $1,328,109 in contract research revenue from the U.S. government for the quarter ended September 30, 2006, compared to $1,556,095 for the same period in 2005. During the quarter ended September 30, 2005, we worked on 11 different contracts, nine of which we continued to work on during 2006. In addition, we commenced work on one new contract in the quarter ended September 30, 2006.

We earned $492,173 from sales of developmental chemicals in the quarter ended September 30, 2006, compared to $1,340,428 for the same period in 2005. The decrease was mainly due to a decreased volume of OLED materials purchased for evaluation by a customer, which as discussed above, commenced purchasing commercial materials in 2006 and by potential OLED display manufacturers, including our technology development and evaluation partners. We cannot accurately predict the timing and frequency of such purchases from customers due to the early stage of the OLED industry.

We incurred research and development expenses of $4,386,268 for the quarter ended September 30, 2006, compared to $4,734,554 for the same period in 2005. The decrease was primarily due to a refund of $1,011,358 received by Princeton University for unspent research and development funds paid by us (see Note 3 of the Notes to Consolidated Financial Statements). The decrease was offset by increased costs relating to new personnel, and increased operating costs for our expanded facility, offset to some extent by reductions in costs associated with our agreement with PPG Industries (see Note 5 of the Notes to Consolidated Financial Statements) and patent costs.

General and administrative expenses were $1,965,921 for the quarter ended September 30, 2006, compared to $1,739,166 for the same period in 2005. The increase was mainly due to increased personnel and operating costs for our expanded facility.

Interest income increased to $565,262 for the quarter ended September 30, 2006, compared to $382,024 for the same period in 2005. This was the result of higher rates of return on our invested cash during the quarter compared to the same period in the prior year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We had a net loss of $10,777,978 (or $0.35 per diluted share) for the nine months ended September 30, 2006, compared to a net loss of $11,160,021 (or $0.39 per diluted share) for the same period in 2005. The decrease was primarily due to a refund of $1,011,358 received by Princeton University for unspent research and development funds paid by us (see Note 3 of the Notes to Consolidated Financial Statements). The decrease in loss was offset by an increase in total operating expenses of $2,920,801, offset to some extent by an increase in total revenue of $1,525,078 and an increase in interest income of $618,982.

Our revenues were $9,377,010 for the nine months ended September 30, 2006, compared to $7,851,932 for the same period in 2005. The increase in revenue was primarily due to increased sales of commercial materials, recording of license fees associated with the sale of commercial materials and increased technology development revenue. The increase in revenue was offset by a decrease in contract research revenue and decreased sales of development materials.

Our commercial chemical and license fee revenues for the nine months ended September 30, 2006 were $936,071 and $2,272,279, respectively, compared to $31,395 and $165,655, respectively, for the corresponding period in 2005. The increases were primarily due to the purchases of our proprietary PHOLED materials by a customer for use in active matrix OLED products intended for sale in Asia and Europe. This customer previously purchased development materials. This customer has informed us that it does not intend to purchase any additional commercial materials at this time. We cannot accurately predict the timing and frequency of such purchases due to the early stage of the OLED industry.

The license fee revenue for the nine months ended September 30, 2006 also included fees recorded as a result of the signing of a patent license agreement with Samsung SDI Co., Ltd. in April 2005 and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred royalties and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont Displays, Inc.

We recognized $1,938,258 in technology development revenue for the nine months ended September 30, 2006 in connection with four technology development and evaluation agreements entered into in 2005 and 2003, compared to $1,007,765 for the same period in 2005 in connection with three such agreements. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We earned $2,765,699 in contract research revenue from the U.S. government for the nine months ended September 30, 2006, compared to $3,769,475 for the same period in 2005. During the nine months ended September 30, 2005, we worked on 13 different contracts, six of which we continued to work on during 2006. In addition, we commenced work on five new contracts in the nine months ended September 30, 2006.

We earned $1,464,703 from sales of developmental chemicals in the nine months ended September 30, 2006, compared to $2,877,642 for the same period in 2005. The decrease was mainly due to a decreased volume of OLED materials purchased for evaluation by a customer which, as discussed above, commenced purchasing commercial materials in 2006. We cannot accurately predict the timing and frequency of such purchases from customers due to the early stage of the OLED industry.

We incurred research and development expenses of $14,803,566 for the nine months ended September 30, 2006, compared to $13,891,104 for the same period in 2005. The increase was due mainly to increased costs relating to new personnel, increased operating costs for our expanded facility and increased costs associated with our agreements with PPG Industries (see Note 5 of the Notes to Consolidated Financial Statements), offset to some extent by a reduction in patent costs. The increase was, to some extent, offset by a refund of $1,011,358 received by Princeton University for unspent research and development funds paid by us (see Note 3 in the Notes to Consolidated Financial Statements).

General and administrative expenses were $6,198,148 for the nine months ended September 30, 2006, compared to $5,395,253 for the same period in 2005. The increase was mainly due to increased personnel and operating costs for our expanded facility.

Back to Contents

Interest income increased to $1,584,278 for the nine months ended September 30, 2006, compared to $965,296 for the same period in 2005. This was the result of higher rates of return on our invested cash during the nine months ended September 30, 2006 compared to the same period in 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $29,459,946, short-term investments of $17,626,287 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $565,626, for a total of $47,651,859. This compares to cash and cash equivalents of $30,654,249, short-term investments of $17,190,242 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,828,708, for a total of $49,673,199, as of December 31, 2005. The overall decrease in cash and cash equivalents and short-term and long-term investments of $2,021,340 was primarily due to cash usage for operating activities and purchases of equipment, offset to some extent by cash received from the exercise of common stock options and warrants.

Cash used in operating activities was $5,686,012 for the nine months ended September 30, 2006, as compared to $897,275 for the same period in 2005. In the period ended September 30, 2006, cash used in operations was mainly due to a decrease of $1,850,758 in deferred revenue (which represents revenue recognized during the period on cash received in previous periods), an increase of $1,797,022 in accounts receivable and an increase of $173,632 in other current assets (which represents prepaid expenses and interest receivable). This increase in cash used was offset in part by an increase in deferred license fees of $3,066,301 (which represents cash received in the current period and will be recorded as revenue in future periods) and an increase of $596,349 in accounts payable and accrued expenses. The overall increase in cash used in investing activities was mainly due to the purchase of equipment as a result of the expansion of our facility. Cash used in operating and investing activities was offset by cash received from the exercise of common stock options and warrants in the amount of $5,505,298.

Working capital was $38,658,453 as of September 30, 2006, compared to $38,347,913 as of December 31, 2005. There were no significant changes in working capital during the nine months ended September 30, 2006.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies. There were no changes in critical accounting policies to date in 2006, other than the adoption of SFAS No. 123R, effective January 1, 2006 (See Note 7 of the Notes to Consolidated Financial Statements).

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our contractual obligations. There were no significant changes in contractual obligations to date in 2006, other than the 2006 Research Agreement discussed in Note 3 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of off-balance sheet arrangements. As of September 30, 2006, we had no off-balance sheet arrangements.

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

Back to Contents

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, we issued an aggregate of 10,000 shares of our common stock upon the exercise of outstanding warrants. The warrants had an exercise price of $6.38 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

Exhibit Number	Description

10.1+*	Settlement and License Agreement between the Registrant and Seiko Epson Corporation, entered into on July 31, 2006.

31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION
Date: November 6, 2006	By:	/s/ Sidney D. Rosenblatt

Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer