Form 10-K
period 2006-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2007-03-15
CIK 1005284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12031

UNIVERSAL DISPLAY CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2372688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Phillips Boulevard Ewing, New Jersey	08618 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2006, was $344,611,872. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of March 8, 2007, the registrant had outstanding 31,535,616 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2007, are incorporated by reference into Part III of this report.

i

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference in this report contain some “forward-looking statements.” Forward-looking statements concern possible or assumed future events, results and business outcomes. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.

As you read and consider this report, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further under Item 1A below (Risk Factors), including:

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to organic light emitting diode (OLED) technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	successful commercialization of products incorporating our OLED technologies and materials by OLED manufacturers, and their continued willingness to utilize our OLED technologies and materials;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental OLED patents;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining and enforcing those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our unpatentable intellectual property;

•	our exposure to and ability to withstand third-party claims and challenges to our patents and other intellectual property rights;

•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;

•	our future capital requirements and our ability to obtain additional financing if and when needed; and

•	our future OLED technology licensing and OLED material sales revenues and results of operations.

Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated by any forward-looking statements.

All forward looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials. OLEDs are thin, lightweight and power-efficient solid-state devices, highly suitable for use in full-color displays and as lighting products. We believe OLED displays will capture a share of the growing flat panel display market because they offer potential advantages over competing display technologies with respect to brightness, power efficiency, viewing angle, video response time and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high efficiency, excellent color rendering index, low heat generation and novel form factors. Our technology leadership and intellectual property position should enable us to share in the revenues from OLED displays and lighting products as they enter mainstream consumer markets.

Our primary business strategy is to further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, MP3 players, laptop computers and televisions, and specialty and general lighting products. In support of this objective, we also develop new OLED materials and sell those materials to product manufacturers. Through our internal research and development efforts and our relationships with world-class partners such as Princeton University, the University of Southern California, the University of Michigan, Motorola, Inc. and PPG Industries, Inc., we have established a significant portfolio of proprietary OLED technologies and materials. We currently own, exclusively license or have the sole right to sublicense more than 750 patents issued and pending worldwide.

In 2006, three manufacturers purchased our proprietary OLED materials for use in commercial OLED display products: Samsung SDI Co., Ltd. of South Korea, AU Optronics Corporation of Taiwan and Tohoku Pioneer Corporation of Japan. We also have entered into a patent license agreement with Samsung SDI, under which we expect to start receiving royalties in 2007 based on Samsung SDI’s commencement of sales of active matrix OLED display products. In addition, we are working with many other companies who are evaluating our OLED technologies and materials for possible use in commercial OLED display and lighting products, including Seiko Epson Corporation, Konica Minolta Technology Center, Inc. and Sony Corporation.

Market Overview

The Flat Panel Display Market

Flat panel displays are essential for a wide variety of portable consumer electronics products, such as cell phones, MP3 players, digital cameras and laptop computers. Due to their narrow profile and light weight, flat panel displays are also becoming the display of choice for larger product applications, such as desktop computer monitors and televisions.

Liquid crystal displays, or LCDs, currently dominate the flat panel display market. However, we believe that OLED displays are an attractive alternative to LCDs because they offer a number of potential advantages, including:

•	a thinner profile and lighter weight;

•	higher brightness and contrast ratios, leading to sharper picture images and graphics;

•	wider viewing angles;

•	faster response times for video;

•	higher operating efficiencies, thereby reducing energy consumption; and

•	lower cost manufacturing methods and materials.

Based on these characteristics, product manufacturers are starting to adopt small-area OLED displays for use in portable electronic devices, such as cell phones and MP3 players. These manufacturers are also working to develop OLED displays for use in larger applications, such as computer monitors and televisions. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

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

The Solid-State Lighting Market

Traditional incandescent light bulbs are extremely inefficient because they convert only about 5% of the energy they consume into visible light, with the rest emerging as heat. Fluorescent lamps use excited gases, or plasmas, to achieve a higher energy conversion efficiency of about 20%. However, the color rendering index, or CRI, of most fluorescent lamps — how good their color is compared to an ideal light source — is inferior to that of an incandescent bulb.

Solid-state lighting relies on the direct conversion of electricity to visible white light using semiconductor materials. By avoiding the heat and plasma-producing processes of incandescent bulbs and fluorescent lamps, solid-state lighting products can have substantially higher energy conversion efficiencies, which in theory could approach 100%.

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, they are already employed in single-color specialty lighting products, such as traffic lights, billboards, replacements for neon lighting and as border or accent lighting. However, their intense brightness makes them less desirable for general illumination and diffuse lighting applications.

OLEDs, on the other hand, are larger in size and far more moderate in brightness than LEDs. This allows them to be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. In principle, OLEDs can also be manufactured inexpensively, and may be deposited on any suitable flat surface including glass, plastic or metal foil. Given these characteristics, product manufacturers are working to develop OLEDs for diffuse lighting applications and eventually general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps.

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

Technology Leadership.  We are a recognized technology leader in the OLED industry. We and our research partners pioneered the development of our PHOLEDtm phosphorescent OLED technology, which can be used to produce OLEDs that are up to four times as efficient as traditional fluorescent OLEDs and significantly more efficient than current backlit LCDs. We believe that our PHOLED technology is well-suited for industry usage in the commercial production of OLED displays and lighting products. Through our relationships with companies such as PPG Industries and our academic partners, we have also developed other important OLED technologies, as well as novel OLED materials that we believe will facilitate the adoption of our various OLED technologies by product manufacturers.

Relationships with Leading Product Manufacturers.  We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED technologies and materials for use in commercial products. In 2006, Samsung SDI, AU Optronics and Tohoku Pioneer purchased our proprietary OLED materials for use in commercial OLED display products, and we licensed one of our ink jet printing patents and certain related patent filings to Seiko Epson. In 2005, we entered into a license agreement with Samsung SDI for its manufacture of active matrix OLED display products, and in 2002 we entered into a cross-license agreement with DuPont Displays, Inc. for its manufacture of solution-processed OLED display products. We also continue to work with many product manufacturers who are evaluating our OLED technologies and materials for use in commercial OLED displays and lighting products, including Samsung SDI, Seiko Epson, Konica Minolta and Sony.

Broad Portfolio of Intellectual Property.  We believe that our extensive portfolio of patents, trade secrets and know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with Princeton University, the University of Southern California, the University of Michigan and Motorola, we own, exclusively license or have the sole right to sublicense more than 750 patents issued and pending worldwide related to our PHOLED and other OLED technologies and materials. We also continue to accumulate valuable trade secret information and technical know-how relating to our OLED technologies and materials.

Business Model Focused on Technology Licensing.  We are focused on licensing our OLED technologies to product manufacturers on a non-exclusive basis. Our current business model does not involve the manufacture or sale of OLED products. PPG Industries currently manufactures our proprietary OLED materials for us, which we then qualify and resell to OLED manufacturers. Our business model involves the receipt of license fees and royalties from product manufacturers based on their sales of licensed OLED products, and/or revenues based on our sales of OLED materials to them for use in their OLED products. We believe this business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. We also believe that this approach may reduce potential competitive conflicts between us and our customers.

Established U.S. Government Contracts to Fund Research and Development.  In 2006, we started or continued working under approximately 15 research and development contracts with U.S. government agencies, such as the U.S. Department of the Army, the U.S. Department of the Navy and the U.S. Department of Energy. Under these contracts, the U.S. government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

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

Our Business Strategy

Our current business strategy is to both promote and continue to expand our portfolio of OLED technologies and materials for widespread use in OLED displays and lighting products. We presently are focused on the following steps to implement our business strategy:

Target Leading Product Manufacturers.  We are targeting leading manufacturers of flat panel displays and lighting products as potential commercial licensees of our OLED technologies and purchasers of our OLED materials. For example, in April 2005 we entered into a patent license agreement with Samsung SDI for its manufacture and sale of active-matrix OLED display products. In 2006, we also sold our proprietary phosphorescent OLED materials to Samsung SDI, AU Optronics and Tohoku Pioneer for use in commercial OLED display products. We also provide technical assistance and support to several manufacturers of displays and lighting products who are evaluating our OLED technologies and materials, or utilizing them in product development and/or for pre-commercial product manufacturing. We concentrate on working closely with these manufacturers because we believe that the successful incorporation of our technologies and materials into commercial products is critical to their widespread adoption.

Enhance Our Existing Portfolio of PHOLED Technologies and Materials.  We believe that a strong portfolio of proprietary OLED technologies and materials is critical to our success. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with academic and other research partners, and other strategic opportunities. One of our primary goals is to develop new and improved PHOLED technologies and materials with increased efficiencies, enhanced color gamut and extended lifetimes, which are compatible with different manufacturing methods, so that they can be used by various manufacturers in a broad array of OLED products.

Develop Next-Generation Organic Technologies.  We continue to conduct research and development activities relating to next-generation OLED technologies. Our current research and development initiatives involve flexible OLED displays, transparent or top-emitting OLED displays and OLEDs for solid-state lighting. We also are funding research by our academic partners on the use of organic thin-film technology in applications such as lasers, photodetectors and other related devices. Our focus on next-generation technologies is designed to enable us to continue our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

Business and Geographic Markets

We derive revenue from three business areas:

•	technology research and development, including internal R&D, government contract work and collaborative R&D with third parties;

•	intellectual property and technology licensing; and

•	sales of OLED materials for evaluation, development and commercial manufacturing.

Most manufacturers of flat panel displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located in foreign countries, particularly the Asia-Pacific region. Consequently, we receive a substantial portion of our revenues from external customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers. In particular, two customers located in the Asia-Pacific region, Samsung SDI and AU Optronics, accounted for 14% and 24%, respectively, of our consolidated revenues for 2006.

For more information on our revenues, costs and expenses associated with the various lines of our business, as well as a breakdown of revenues from domestic and foreign sources, please see our audited consolidated financial statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report and incorporated herein by reference.

Our Phosphorescent OLED Technologies

Phosphorescent OLEDs, or PHOLEDs, our key proprietary technology, utilize novel materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. Conversely, traditional fluorescent OLEDs emit light through an inherently less efficient process. Theory and experiment show that PHOLEDs exhibit device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. Phosphorescence substantially reduces the power requirements of an OLED and is potentially useful for hand-held devices, such as mobile phones, where battery power is often a limiting factor. Phosphorescence also may be important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency.

We believe that we have a strong intellectual property portfolio that covers our existing PHOLED technology and materials. We also conduct extensive work to develop new and improved PHOLED technologies and materials, and to enhance our intellectual property position. In 2006, we announced several advances in the development of our proprietary blue PHOLED materials and device architectures. We also established collaborative relationships with Idemitsu Kosan Co., Ltd. and Nippon Steel Chemical Company to develop and evaluate new PHOLED materials for use in vacuum thermal evaporation, or VTE, manufacturing systems. In addition, we continued to work closely with our customers in their evaluation and qualification of our proprietary PHOLED materials for potential use in the production of commercial OLED displays and lighting products.

Our Additional Proprietary OLED Technologies

Our research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:

TOLEDtm Transparent OLEDs.  We have developed a technology for the fabrication of OLEDs that have transparent cathodes. Conventional OLEDs use a reflective metal cathode and a transparent anode. In contrast, TOLEDs use a transparent cathode and either a transparent, or reflective or opaque metal anode. TOLEDs utilizing transparent cathodes and reflective metal anodes are known as “top-emission” OLEDs. In a “top-emission” active-matrix OLED, light is emitted without having to travel through much of the device electronics where a significant portion of the usable light is lost. This results in OLED displays having image qualities and lifetimes superior to those of conventional active-matrix OLEDs. TOLEDs utilizing transparent cathodes and transparent anodes may also be useful in novel flat panel display applications requiring semi- transparency or transparency, such as graphical displays in automotive windshields.

FOLEDtm Flexible OLEDs.  We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. FOLEDs are intended to be either conformable to specific shapes or repeatedly bent or flexed. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally, under several of our U.S. government programs and in connection with the government-sponsored Flexible Display Center at Arizona State University.

OVPDtm Organic Vapor Phase Deposition.  The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a VTE process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED is based on OVPD. In contrast to the VTE process, the OVPD process utilizes a carrier gas stream in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process through more efficient materials utilization and enhanced deposition control. Over the past several years, we have been working with Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify equipment for the fabrication of OLED displays utilizing the OVPD process.

P2OLEDtm Printable Phosphorescent OLEDs.  OLEDs can be manufactured using other processes as well. Another method involves preparing solutions of the various organic materials in an OLED that can be solution-processed by techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. Others have demonstrated that solution- processing methods can be used to produce OLEDs containing polymer-based fluorescent emission organic materials, and we are developing printable P2OLEDs to demonstrate that these methods can be used with our small molecule-based phosphorescent emission technologies. We are currently working on P2OLEDs under a Joint Development Agreement with Seiko Epson, and we are collaborating with Mitsubishi Chemical Corporation to develop and evaluate novel P2OLED materials. In December 2005, we completed work under a Joint Development Agreement with DuPont Displays, Inc. for the development of novel P2OLED materials and device structures.

Our Strategic Relationships with Product Manufacturers

We have established evaluation, technology development, licensing and material supply relationships with numerous manufacturers of displays and lighting products. As of December 31, 2006, we had entered into 29 such relationships, three of which were newly established in 2006. These relationships generally are directed towards tailoring our proprietary OLED technologies and materials for use by each individual manufacturer. Our ultimate objective is to license our OLED technologies and sell our OLED materials to these manufacturers for their commercial production of OLED products. Our key relationships with product manufacturers in 2006 included the following:

Samsung SDI.  In April 2005, we entered into an OLED Patent License Agreement with Samsung SDI. Under this agreement, we granted Samsung SDI license rights to make and sell active-matrix OLED displays. In the fourth quarter of 2006, we began supplying one of our proprietary PHOLED materials to Samsung SDI for use in the manufacture of these OLED displays. We also continue to supply other of our proprietary PHOLED materials to Samsung SDI for evaluation and development activities under a separate agreement that has been in place since July 2001.

Sony.  We have been supporting Sony Corporation in its development of active-matrix OLED display products under various agreements since February 2001. We are currently operating under an evaluation agreement with Sony that has been in place since February 2005. That agreement enables us to sell our proprietary PHOLED materials to Sony for evaluation.

Seiko Epson.  In December 2004, we entered into a joint development agreement with Seiko Epson Corporation. Under this agreement, we are conducting development activities with Seiko Epson relating to the application of our proprietary PHOLED technology and materials to ink-jet printing processes used by Seiko Epson. We also supply our proprietary PHOLED materials to Seiko Epson for evaluation and for use under this development program, and in July 2006 we licensed one of our ink-jet printing patents and certain related patent filings to Seiko Epson.

Tohoku Pioneer.  In August 2003, we began supplying our proprietary red PHOLED material to Tohoku Pioneer Corporation, a subsidiary of Pioneer Corporation, for the commercial production of a passive-matrix OLED display product. Tohoku Pioneer continued purchasing this material from us in 2006.

Konica Minolta.  In September 2005, we entered into an agreement with Konica Minolta for the joint development of high-efficiency white OLEDs for application as backlights. In 2006, the collaboration became more focused on incorporating our proprietary PHOLED technology into Konica Minolta’s white OLED devices. Konica Minolta continues to purchase PHOLED materials from us for evaluation under the agreement.

AU Optronics.  In February 2006, we entered into a Commercial Supply Agreement with AU Optronics Corporation. Under this agreement, we supplied AU Optronics with one of our proprietary PHOLED materials for use in a commercial active-matrix OLED display product. That activity continued until the third quarter of 2006 when AU Optronics discontinued its display product.

DuPont Displays.  In December 2005, we completed work under a Joint Development Agreement with DuPont Displays, Inc. for the development of novel phosphorescent materials and device structures for solution-processed OLEDs. In December 2002, we entered into a Cross-License Agreement with DuPont Displays for its manufacture of solution-processed OLED display products. As of December 31, 2006, we had not received any royalties from DuPont under that agreement.

Our OLED Materials Supply Business

In support of our primary objective of licensing our OLED technologies, we supply our proprietary OLED materials to display manufacturers and others. We device-qualify our materials before shipment in order to ensure the materials meet required specifications. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms) are typical for the markets in which we operate.

PPG Industries has manufactured OLED materials solely for us since October 2000. In July 2005, we renewed our relationship with PPG Industries by entering into an OLED Materials Supply and Service Agreement. This agreement was effective as of January 1, 2006, and extended the term of our relationship with PPG Industries through December 31, 2008. Under the new agreement, PPG Industries continues to supply us with OLED materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis.

In 2006, we continued supplying Tohoku Pioneer with one of our proprietary PHOLED materials for use in a commercial passive-matrix OLED display product. For the first seven months of 2006, we also supplied one of our proprietary PHOLED materials to AU Optronics for use in a commercial active-matrix OLED display product. In the fourth quarter of 2006, we began supplying one of our proprietary PHOLED materials to Samsung SDI, also for use in a commercial active-matrix OLED display product. Throughout the year, we supplied these and other of our proprietary OLED materials to various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.

During the past year, we also announced three separate collaborative relationships with other manufacturers of OLED materials, all of which are non-exclusive. These include relationships with Nippon Steel Chemical Company (NSCC) and Idemitsu Kosan Co., Ltd., both of which are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies, and a relationship with Mitsubishi Chemical Company under which we collaborate to develop solution-processible P2OLED materials. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2006, 2005 and 2004, we spent approximately $19,864,944, $19,183,390 and $16,651,335, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.

Internal Development Efforts

We conduct a substantial portion of our OLED development activities at our state-of-the-art development and testing facility in Ewing, New Jersey. We purchased this 40,200 square foot facility in December 2004, and in early 2006 we completed a two-phase expansion project at the facility.

At our Ewing facility, we perform technology development, including device and process optimization, prototype fabrication, manufacturing scale-up studies, process and product testing, characterization and reliability studies, and technology transfer with our business partners. The facility houses five OLED deposition systems, including a system brought on line in 2005 that is designed to process full-color, flexible OLED devices and a prototype organic vapor phase deposition (OVPD) system that we are using to study our proprietary OVPD technology. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly, and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. These capabilities were enhanced in 2005 as part of the first phase of our expansion project.

As part of the second phase of our expansion project, we constructed state-of-the-art synthetic chemistry laboratories at our Ewing facility. In these laboratories, our scientists conduct OLED materials research and make small quantities of new materials that we then test in OLED devices. Through 2005, we conducted this materials research in laboratory space that we leased in Princeton, New Jersey. This activity was transferred to our Ewing facility in January 2006.

As of December 31, 2006, we employed a team of 40 research scientists, engineers and laboratory assistants at our facilities in Ewing, New Jersey. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists. In 2006, this team was expanded through the hiring of new researchers, including several chemists from PPG Industries who had been working on our OLED materials development program for a number of years.

University Sponsored Research

We have long-standing relationships with Princeton University and the University of Southern California (USC), dating back to 1993, for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research has been performed at Princeton University under the direction of Dr. Stephen R. Forrest and at USC under the direction of Dr. Mark E. Thompson. In 2006, Dr. Forrest transferred to the University of Michigan, where we continue to fund his research.

We have been funding research at Princeton University under a Research Agreement we executed with the Trustees of Princeton University in August 1997. In April 2002, we extended the term of this Research Agreement through July 2007. We have exclusive license rights to all OLED and other thin-film organic electronic patents (other than for organic photovoltaic solar cells) arising out of research conducted under this agreement.

In connection with Dr. Forrest’s transfer to the University of Michigan, in May 2006 we entered into a new Sponsored Research Agreement with USC under which we will provide up to $4.6 million in continued funding for the organic electronics research being conducted by Drs. Forrest and Thompson. Work by Dr. Forrest is being funded through a subcontract between USC and the University of Michigan. The funding arrangement runs through April 2009. As with the 1997 Research Agreement, we have exclusive license rights to all OLED and thin-film organic electronic patents (other than for organic photovoltaic solar cells) arising out of this research.

In October 2005, we entered into a separate Sponsored Research Agreement with Princeton University to fund research under the direction of Dr. Sigurd Wagner on thin-film encapsulation and fabrication of OLED devices. The term of this funding relationship runs through September 2007, and we have exclusive license rights to all patents arising out of the research.

In December 2004, we entered into a Sponsored Research Agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University (TLIRI). Under that agreement we funded a research program under the direction of Dr. Ken-Tsung Wong relating to new OLED materials. We received exclusive rights to all intellectual property developed under that program. In 2006, we extended the program through February 2007. We are presently negotiating another extension to sponsor further research at TLIRI under the direction of Dr. Wong.

In April 2004, we entered into a Contract Research Agreement with the Chitose Institute of Science and Technology of Japan (CIST). Under that agreement, we funded a research program headed by Dr. Chihaya Adachi relating to high-efficiency OLED materials and devices. We were granted exclusive rights to all intellectual property developed under this program. This relationship with CIST ended in March 2006 when Dr. Adachi transferred to Kyushu University. However, we have continued our relationship with Dr. Adachi under a separate consulting arrangement that currently runs through March 2007, and we are in discussions with Dr. Adachi to extend the arrangement beyond that date.

In July 2003, we entered into an agreement with Kyung Hee University to conduct research as a subcontractor under one of our government programs to develop prototypes of a transparent, conformable PHOLED display. This research was under the direction of Dr. Jin Jang. The program ended in April 2005; however, in March 2006 we entered into an arrangement with Kyung Hee University to sponsor additional research directed by Dr. Jang on flexible, amorphous silicon TFT backplane technology. That arrangement is scheduled to expire in March 2007, but we are in discussions with Dr. Jang to continue our relationship with him beyond that date.

PPG Industries

Our relationship with PPG Industries on the development of OLED materials changed in 2006. We assumed sole responsibility over OLED materials research and development, and we hired four chemists from the PPG Industries’ OLED materials development team to work for us in our newly constructed synthetic chemistry laboratories. Under our OLED Materials Supply and Service Agreement, PPG Industries remains responsible, under our direction, for manufacturing scale up and the supply of these OLED materials for use by us and for resale to our customers.

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

U.S. Government-Funded Research

We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies and materials for applications such as flexible displays and energy-efficient solid-state lighting. These include, among others, Small Business Innovation Research (SBIR) Phase I program contracts for the demonstration of technical merit and feasibility and SBIR Phase II program contracts for continued research and development and the fabrication of prototypes. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton University, the University of Southern California, the University of Michigan, Pennsylvania State University, Kyung Hee University in South Korea, L-3 Communications Corporation — Display Systems (L-3DS), the Palo Alto Research Center (PARC), a subsidiary of Xerox Corporation, and Vitex Systems, Inc. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency. Our government contracts include, among others, the following:

•	OLED Displays on Flexible Metal Foil Substrates. In 2006, we continued our work to develop and deliver next-generation prototype OLED displays on flexible metal foil substrates for the U.S. Army Research Laboratory (ARL), the U.S. Army Communications-Electronics Research Development and Engineering Center (CERDEC), the Air Force Research Laboratory and, more recently, the U.S. Department of the Navy. These four government agencies teamed to provide us with $1,610,168 in funding under this program for 2006 through several government contracts and one subcontract with L-3DS. In February 2006, we demonstrated a full-color, active-matrix OLED display prototype on flexible metal foil that was developed under the program. Our contractual commitments to conduct further work under this program currently run through November 2007.

•	Infrared OLED Displays for Night-Vision Applications. In 2005, we started working on a new program for CERDEC involving the development of a flexible OLED display containing infrared-emitting OLED pixels that would be visible through night vision goggles. In January 2006, we entered into a SBIR Phase II contract for the continuation of this work. The SBIR Phase II contract runs through January 2008, at which time we will be expected to deliver to CERDEC a prototype infrared-emitting OLED display. For 2006, we received $251,338 in funding under this program.

•	Novel Encapsulation Technology for Flexible OLEDs. In 2006, we were awarded SBIR Phase I and Phase II contracts by ARL to develop innovative encapsulation technology for flexible OLEDs. Using technology pioneered at Princeton University, we demonstrated the feasibility of a novel encapsulation process based on plasma-enhanced chemical vapor deposition, or PECVD, which is an important element on the development roadmap for flexible OLED displays. We received $174,189 in funding from ARL during 2006 under this program, which is currently scheduled to run through September 2008.

•	OLEDs for High-Efficiency White Lighting. Our work on behalf of the U.S. Department of Energy (DOE) to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications continued in 2006. During the year, the DOE provided us with $975,818 in funding for this work under four SBIR Phase II program contracts and two SBIR Phase I program contracts. Two of these DOE programs were completed in July 2006, and the others are currently scheduled for completion between March 2007 and August 2008.

•	Novel Printing of Striped OLEDs for Lighting Applications. In 2006, we continued our work on behalf of the DOE to develop technology for the printing of striped OLEDs for lighting applications using a novel deposition process, called organic vapor jet printing (OVJP). Funding to us under this DOE Solid State Lighting program totaled $692,204 for 2006. The program is currently funded through December 2007. At the conclusion of the program, we will be expected to deliver to the DOE various prototype OLED devices, wherein the OLED materials are deposited in red, green and blue stripes using the OVJP process and the resulting device generates white light.

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

The United States Display Consortium

We are a member of the United States Display Consortium (USDC), a cooperative industry and governmental effort aimed at developing an infrastructure to support North American flat panel display manufacturing. The USDC’s role is to provide a common platform for flat panel display manufacturers, developers, users and the manufacturing equipment and supplier base. It has more than 100 members, as well as support from ARL. We are one of 12 members on the Governing Board of the USDC and we actively participate on its Technical Council. In addition, our President, Steven Abramson, served as Vice-Chairman of the USDC’s Governing Board during 2006.

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of trade secrets and technical know-how that we have accumulated over time.

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2006, we owned, through assignment to us alone or jointly with others, 68 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2020.

Patents We License from Princeton University, the University of Southern California and the University of Michigan

We exclusively license the bulk of our patent rights, including our key PHOLED technology patents, under an Amended License Agreement we executed with the Trustees of Princeton University and the University of Southern California (USC) in October 1997. Based on Dr. Stephen Forrest’s recent transfer to the University of Michigan, in January 2006 the University of Michigan was added as a party to this agreement. As of December 31, 2006, the patent rights we license from these universities included 206 issued and pending patents in the U.S., together with numerous counterparts filed in various foreign countries. These patents will start expiring in 2014, but our key PHOLED technology patents licensed from these universities will not start expiring until 2017.

Under the Amended License Agreement, Princeton University, USC and the University of Michigan granted us worldwide, exclusive license rights to specified patents and patent applications relating to OLED technologies and materials. Our license rights also extend to any patent rights arising out of the research conducted by Princeton University, USC or the University of Michigan under our various research agreements with these entities. We are free to sublicense to third parties all or any portion of our patent rights under the Amended License Agreement. The term of the Amended License Agreement is perpetual, though it is subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

Princeton University is primarily responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the Amended License Agreement pursuant to an Interinstitutional Agreement between Princeton University, USC and the University of Michigan. However, we manage this process and have the right to instruct patent counsel on specific matters to be covered in any patent applications filed by Princeton University. We are required to bear all costs associated with the filing, prosecution and maintenance of these patent rights.

We are required under the Amended License Agreement to pay Princeton University royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed products sold by our sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the research agreements if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. Princeton University shares portions of these royalties with USC and the University of Michigan under their Interinstitutional Agreement.

We have a minimum royalty obligation of $100,000 per year during the term of the Amended License Agreement. We paid Princeton University royalties under the Amended License Agreement in the amounts of $177,436 for 2006, $110,098 for 2005, and $100,000 for 2004. We also are required under the Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we perform our obligations under the research agreements and, when those agreements end, if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the Amended License Agreement.

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

We are required under the License Agreement to pay Motorola royalties on gross revenues received by us on account of our sales of OLED products or components, or from our OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola. We have the option to pay these royalties to Motorola in either all cash or 50% cash and 50% shares of our common stock. We also had minimum royalty obligations to Motorola of $250,000 for the two-year period ended on December 31, 2002, $500,000 for the two-year period ended on December 31, 2004, and $1,000,000 for the two-year period ended on December 31, 2006. Thereafter, we have no minimum royalty obligations to Motorola.

In connection with our execution of the License Agreement, in 2000 we issued to Motorola 200,000 shares of our common stock, 300,000 shares of our Series B Convertible Preferred Stock, and seven-year warrants to purchase an additional 150,000 shares of our common stock at an exercise price of $21.60 per share. These warrants became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. On October 6,

2004, all 300,000 shares of the Series B Convertible Preferred Stock were converted into 418,916 shares of our common stock. The warrants issued to Motorola currently remain outstanding.

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

Trade Secrets and Technical Know-How

We have accumulated, and continue to accumulate, a substantial amount of valuable trade secret information and technical know-how relating to OLED technologies and materials. Where practicable, we share portions of this information and know-how with display manufacturers and other business partners on a confidential basis. We also employ various methods to protect this information and know-how from unauthorized use or disclosure, although no such methods can afford complete protection. Moreover, because we derive some of this information and know-how from academic institutions such as Princeton University, USC and the University of Michigan, there is an increased potential for public disclosure.

Competition

The industry in which we operate is highly competitive. We compete against alternative flat panel display technologies, in particular LCDs, as well as other OLED technologies. We also compete against other lighting technologies, in particular inorganic LEDs.

Flat Panel Display Industry Competitors

Numerous domestic and foreign companies have developed or are developing LCD, plasma and other flat panel display technologies that compete with our OLED display technologies. We believe that OLED display technologies ultimately can compete with LCDs and other display technologies for many product applications on the basis of lower power consumption, better contrast ratios, faster video rates and lower manufacturing cost. However, other companies may succeed in continuing to improve these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.

Lighting Industry Competitors

Traditional incandescent bulbs and fluorescent lamps are well-entrenched products in the lighting industry. In addition, compact fluorescent lamps and solid-state LEDs have recently been introduced into the market and would compete with OLED lighting products. Having attributes different than fluorescent lamps and LEDs, OLEDs might not compete directly with these products for all lighting applications. However, manufacturers of LEDs and compact fluorescent lamps may succeed in more broadly adapting their products to various lighting applications, or others may develop competing solid-state lighting technologies that are superior to OLEDs. Again, we cannot predict whether or when this might occur.

OLED Technology and Materials Competitors

Eastman Kodak Company has licensed its competing fluorescent OLED technology and other patents to a number of display manufacturers, several of whom are presently manufacturing OLED products. Another OLED industry participant, Cambridge Display Technology, Ltd., licenses its competing polymer OLED technology and recently entered into a joint venture with Sumitomo Chemical Company to develop polymer OLED materials. Many display manufacturers themselves are engaged in research, development and commercialization activities with respect to OLED technologies and materials. In addition, other manufacturers of OLED materials, such as Idemitsu Kosan Co., Ltd., are selling products that compete with our proprietary PHOLED materials.

Our existing business relationships with Samsung SDI and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve some level of market penetration in the flat panel display and lighting industries. However, our competitors may succeed in improving their competing OLED technologies and materials so as to render them superior to ours. We cannot be sure of the extent to which product manufacturers ultimately will adopt our OLED technologies and materials for the production of commercial flat panel displays and lighting products.

Employees

As of December 31, 2006, we had 62 full-time employees and two part-time employees, none of whom are unionized. We believe that relations with our employees are good.

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

Our main business strategy is to license our OLED technologies and sell our OLED materials to manufacturers for incorporation into the flat panel display and lighting products that they sell. Consequently, our success depends on the ability and willingness of these manufacturers to develop, manufacture and sell commercial products integrating our technologies and materials.

Before product manufacturers will agree to utilize our OLED technologies and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications. This, in turn, may require additional advances in our technologies and materials, as well as those of others, for applications in a number of areas, including, without limitation, advances with respect to the development of:

•	OLED materials with sufficient lifetimes, brightness and color coordinates for full-color OLED displays and general lighting products;

•	more robust OLED materials for use in large-scale, more demanding manufacturing environments; and

•	scalable and cost-effective methods and technologies for the fabrication of OLED products.

We cannot be certain that these advances will ever occur, and hence our OLED technologies and materials may never be feasible for broad-based product applications.

Even if our OLED technologies are technically feasible, they may not be adopted by product manufacturers.

The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies will depend, in part, upon these technologies providing benefits comparable or superior to current display and lighting technologies at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many potential licensees of our OLED technologies manufacture flat panel displays and lighting products utilizing competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.

During the entire product development process for a new product, we face the risk that our technology will fail to meet the manufacturer’s technical, performance or cost requirements or will be replaced by a competing product or alternative technology. For example, we are aware that some of our licensees and prospective licensees have entered into arrangements with our competitors regarding the development of competing technologies. Even if we offer technologies that are satisfactory to a product manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our technologies.

Mass production of OLED products will require the availability of suitable manufacturing equipment, components and materials, many of which are available only from a limited number of suppliers. In addition, there may be a number of other technologies that manufacturers need to utilize to be used in conjunction with our OLED technologies in order to bring OLED products containing them to the market. Thus, even if our OLED technologies are a viable alternative to competing approaches, if product manufacturers are unable to obtain access to this equipment and these components, materials and other technologies, they may not utilize our OLED technologies.

There are numerous potential alternatives to OLEDs, which may limit our ability to commercialize our OLED technologies and materials.

The flat panel display market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Plasma and other competing flat panel display technologies have been, or are being, developed. A similar situation exists in the solid-state lighting market, which is currently dominated by LED products. Advances in any of these various technologies may overcome their current limitations and permit them to become the leading technologies in their field, either of which could limit the potential market for products utilizing our OLED technologies and materials. This, in turn, would cause product manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

Other OLED technologies may be more successful or cost-effective than ours, which may limit the commercial adoption of our OLED technologies and materials.

Our competitors have developed OLED technologies that differ from or compete with our OLED technologies. In particular, competing fluorescent OLED technology, which entered the marketplace prior to ours, may become entrenched in the industry before our OLED technologies have a chance to become widely utilized. Moreover, our competitors may succeed in developing new OLED technologies that are more cost-effective or have fewer limitations than our OLED technologies. If our OLED technologies, and particularly our phosphorescent OLED technology, are unable to capture a substantial portion of the OLED product market, our business strategy may fail.

If we fail to make advances in our OLED research and development activities, we might not succeed in commercializing our OLED technologies and materials.

Further advances in our OLED technologies and materials depend, in part, on the success of the research and development work we conduct, both alone and with our research partners. We cannot be certain that this work will yield additional advances in the research and development of these technologies and materials.

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

If we cannot form and maintain lasting business relationships with OLED product manufacturers, our business strategy will fail.

Our business strategy ultimately depends upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of OLED products. We have entered into only a limited number of such relationships. All of our other relationships with product manufacturers currently are limited to technology development and the evaluation of our OLED technologies and materials for possible use in commercial products. Some or all of these relationships may not succeed or, even if they are successful, may not result in the product manufacturers entering into commercial licensing and material supply relationships with us.

Under our existing technology development and evaluation agreements, we are working with manufacturers to incorporate our technologies into their commercial products. However, these technology development and evaluation agreements typically last for limited periods of time, such that our relationships with the product manufacturers will expire unless they continually are renewed. These manufacturers may not agree to renew their relationships with us on a continuing basis. In addition, we regularly continue working with manufacturers evaluating our OLED technologies and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with the various product manufacturers not continue or be renewed, our business would suffer.

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

The value of our OLED technologies and materials is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. Although we own or license many patents respecting our OLED technologies and materials that have already been issued, there can be no assurance that additional patents applied for will be obtained, or that any of these patents, once issued, will afford commercially significant protection for our OLED technologies and materials, or will be found valid if challenged. Moreover, we have not obtained patent protection for some of our OLED technologies and materials in all foreign countries in which OLED products or materials might be manufactured or sold. In any event, the patent laws of other countries may differ from those of the United States as to the patentability of our OLED technologies and materials and the degree of protection afforded.

The strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Our existing fundamental phosphorescent OLED patents expire in 2017 and 2019. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) beyond 2019, many of which are also of key importance in the OLED industry, none are of an equally essential nature as our fundamental patents, and therefore our competitive position after 2019 may be less certain.

We may become engaged in litigation to protect or enforce our patent and other intellectual property rights, or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with those of our licensees. In addition, we are currently participating in, and will likely have to participate in the future in, interference or reexamination proceedings before the U.S. Patent and Trademark Office, and opposition, nullity or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key OLED technologies and materials on which our business depends.

In addition, we rely in part on unpatented proprietary technologies, and others may independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements. These agreements may not ultimately provide meaningful protection for our trade secrets, know-how or other proprietary information. In particular, we may not be able to fully or adequately protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technologies, it will harm our business.

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

In addition, we may be required from time-to-time to assert our intellectual property rights by instituting legal proceedings against others. We cannot assure you that we will be successful in enforcing our patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive licensing revenues from products or technologies covered by these patents could also be adversely affected.

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

Since inception, we have incurred significant losses and we expect to incur losses until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our OLED technologies and materials to support our operations. This may never occur because:

•	OLED technologies might not be adopted for broad commercial usage;

•	markets for flat panel displays and solid-state lighting products utilizing OLED technologies may be limited; and

•	amounts we can charge for access to our OLED technologies and materials may not be sufficient for us to make a profit.

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

The flat panel display and solid-state lighting industries are characterized by intense competition. Many of our competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than us. Because of these differences, we may never be able to compete successfully in these markets.

The consumer electronics industry has historically experienced significant downturns, which may adversely affect the demand for and pricing of our OLED technologies and materials.

Because we do not sell any products to consumers, our success depends upon the ability and continuing willingness of our licensees to manufacture and sell products utilizing our technologies and materials, and the widespread acceptance of those products. Any slowdown in the demand for our licensees’ products would adversely affect our royalty revenues and thus our business. The markets for flat panel displays and lighting products are highly competitive. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our licensees and us, including the cyclical and seasonal nature of the end-user markets that our licensees serve, as well as industry and general economic conditions.

The markets that we hope to penetrate have experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by lower product demand, production overcapacity and erosion of average selling prices. Our business strategy is dependent on manufacturers building and selling products that incorporate our OLED technologies and materials. Industry-wide fluctuations and downturns in the demand for flat panel displays and solid-state lighting products could cause significant harm to our business.

We rely solely on PPG Industries to manufacture the OLED materials we use and sell to product manufacturers.

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries, Inc. provides us with a source for these materials for development and evaluation purposes, as well as for commercial purposes. This agreement, however, is currently scheduled to expire on December 31, 2008. Our inability to continue obtaining these OLED materials from PPG Industries or another source would have a material adverse effect on our revenues from sales of these materials, as well as on our ability to perform development work and to support those product manufacturers currently evaluating our OLED technologies and materials for possible commercial use.

The U.S. government has rights to our OLED technologies that might prevent us from realizing the benefits of these technologies.

The U.S. government, through various government agencies, has provided and continues to provide funding to us, Princeton University, the University of Southern California and the University of Michigan for research activities related to certain aspects of our OLED technologies. Because we have been provided with this funding, the government has rights to these OLED technologies that could restrict our ability to market them to the government for military and other applications, or to third parties for commercial applications. Moreover, if the government determines that we have not taken effective steps to achieve practical application of these OLED technologies in any field of use in a reasonable time, the government could require us to grant licenses to other parties in that field of use. Any of these occurrences would limit our ability to obtain the full benefits of our OLED technologies.

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

As of March 8, 2007, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Chairman of the Board and Chief Executive Officer. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

If the price of our common stock goes down, we may have to issue more shares than are presently anticipated to be issued under our agreement with PPG Industries.

Under our agreement with PPG Industries, we are required to issue to PPG Industries shares of our common stock as partial payment for services rendered by it, though under limited circumstances we are required to compensate PPG Industries fully in cash in lieu of common stock. The number of shares of common stock that we are required to deliver to PPG Industries is based on a specified formula. Under this formula, the lower the price of our common stock at and around the time of issuance, the greater the number of shares that we are required to issue to PPG Industries. Lower than anticipated market prices for our common stock, and correspondingly greater numbers of shares issuable to PPG Industries, with a resulting increase in the number of shares available for public sale, could cause people to sell our common stock, including in short sales, which could drive down the price of our common stock, thus reducing its value and perhaps hindering our ability to raise additional funds in the future. In addition, such an increase in the number of outstanding shares of our common stock would further dilute existing holders of this stock.

Our executive officers and directors own a large percentage of our common stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Chairman of the Board and Chief Executive Officer, beneficially own, as of March 8, 2007, approximately 16.2% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

Because the vast majority of OLED product manufacturers are located in the Asia-Pacific region, we are subject to international operational, financial, legal and political risks which may negatively impact our operations.

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

The market price of our common stock might be highly volatile, as has been the case with our common stock in the past as well as the securities of many companies, particularly other small and emerging-growth companies. We have included in the section of this report entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” a table indicating the high and low closing prices of our common stock as reported on the Nasdaq National Market for the past two years. Factors such as the following may have a significant impact on the market price of our common stock in the future:

•	our expenses and operating results;

•	announcements by us or our competitors of technological developments, new product applications or license arrangements; and

•	other factors affecting the flat panel display and solid-state lighting industries in general.

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

We also lease approximately 850 square feet of office space in Coeur d’Alene, Idaho. We have two employees who work in this office. This office space is shared with Global Photonic Energy Corporation.

ITEM 3.	LEGAL PROCEEDINGS

Patent Interference with Semiconductor Energy Laboratory Co., Ltd.

In June 2006, Patent Interference No. 104,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton University and the University of Southern California (the “Universities”). The dispute concerns a U.S. patent issued to SEL that we believe claims aspects of our phosphorescent OLED technology covered under several U.S. patents and patent applications which we exclusively license from the Universities. The Universities are seeking a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities’ invention was prior to that of SEL.

We believe that the substantial and uncontested factual evidence of record in this patent interference strongly supports the Universities’ position of priority to the invention in question, and thus that the Universities should prevail in this action. However, we cannot predict a favorable outcome with certainty, and an adverse ruling by the USPTO against the Universities might be referenced in separate proceedings to challenge related U.S. patents and patent applications that we exclusively license from them. Even if this were to occur, however, we exclusively license other patent rights from the Universities that substantially cover our phosphorescent OLED technology in the form(s) that we believe it will have commercial value for the foreseeable future.

Various cross-motions have been filed and briefed in this proceeding, and they are currently under consideration by the USPTO. Under our agreement with the Universities, we are required to pay all legal costs and fees associated with the proceeding.

Patent Opposition Initiated by Cambridge Display Technology, Ltd.

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”) filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ’958 patent, which was issued on March 8, 2006, is the European counterpart patent to U.S. patents 5,844,363, 6,602,540 and 6,888,306, and to pending U.S. patent application 10/966,417, filed on October 15, 2004. These patents and patent applications relate to our flexible OLED, or FOLED, technology. They are exclusively licensed to us by Princeton University, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

We are in the process of reviewing the Notice of Opposition and preparing our response. We believe that the Princeton University patent being challenged by CDT is valid, and thus that Princeton University should prevail in this action. However, we cannot predict a favorable outcome with certainty.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of March 8, 2007:

Name	Age	Position

Sherwin I. Seligsohn	71	Chairman of the Board and Chief Executive Officer
Steven V. Abramson	55	President, Chief Operating Officer and Director
Sidney D. Rosenblatt	59	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	45	Vice President and Chief Technical Officer

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Sherwin I. Seligsohn has been our Chief Executive Officer and Chairman of the Board since June 1995. He also served as our President from June 1995 through May 1996. Mr. Seligsohn founded and since has served as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He is also Chairman of the Board, Chief Executive Officer and President of Global Photonic Energy Corporation. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (“InterDigital”), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton University.

Steven V. Abramson has been our President and Chief Operating Officer and a member of our Board of Directors since May 1996. From March 1992 to May 1996, he was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From December 1982 to December 1991, Mr. Abramson held various positions at InterDigital, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division. Mr. Abramson is a member of the Executive Committee of PRISM, and he was also Vice-Chairman of the Board of Governors of the United States Display Consortium during 2006.

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

Julia J. Brown, Ph.D. has been our Vice President and Chief Technical Officer since June 2002. She joined us in June 1998 as our Vice President of Technology Development. From November 1991 to June 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at the University of Southern California under the advisement of Professor Stephen R. Forrest. Dr. Brown has served as an Associate Editor of the Journal of Electronic Materials and as an elected member of the Electron Device Society Technical Board. She co-founded an international engineering mentoring program sponsored by the Institute of Electrical and Electronics Engineers (“IEEE”) and is a Fellow of the IEEE. Dr. Brown has served on numerous technical conference committees and is presently a member of the Society of Information Display.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “PANL.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NASDAQ Global Market.

	High	Low
	Close	Close

2006
Fourth Quarter	$15.15	$10.59
Third Quarter	13.66	10.02
Second Quarter	16.08	12.25
First Quarter	15.25	10.94
2005
Fourth Quarter	$12.79	$9.71
Third Quarter	13.60	11.15
Second Quarter	10.37	5.83
First Quarter	9.01	6.83

As of March 8, 2007, there were approximately 17,000 holders of record of our common stock.

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

Issuance of Securities to PPG Industries

Pursuant to our agreements with PPG Industries, Inc. we are required to issue shares of our common stock to PPG Industries on a periodic basis in return for services performed by PPG Industries under those agreements. During the quarter ended December 31, 2006, we issued an aggregate of 91,055 shares of our common stock to PPG

Industries for services provided to us under this agreement. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Issuance of Securities Upon the Exercise of Outstanding Warrants

During the quarter ended December 31, 2006, we issued an aggregate of 22,588 shares of our common stock upon the exercise of outstanding warrants. The warrants had an exercise price of $6.38 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2001 to December 31, 2006, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2001 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Universal Display Corp., The Russell 2000 Index
And The NASDAQ Electronic Components Index

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
UNIVERSAL DISPLAY CORP.	100.00	86.70	150.77	98.90	115.49	164.95
RUSSELL 2000	100.00	79.52	117.09	138.55	144.86	171.47
NASDAQ ELECTRONIC COMPONENTS	100.00	64.40	92.31	100.78	113.36	115.84

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with, our audited consolidated financial statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report and incorporated herein by reference.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Operating Results:
Total revenue	$11,921,292	$10,147,995	$7,006,913	$6,593,193	$2,484,948
Research and development expense	19,864,944	19,183,390	16,651,335	17,897,522	15,804,267
General and administrative expense	8,902,462	7,704,931	7,052,047	5,766,761	4,754,850
Interest income	2,168,933	1,419,858	795,620	162,356	429,356
Income tax benefit	544,567	424,207	612,966	—	225,657
Net loss	(15,186,804)	(15,801,612)	(15,776,574)	(17,353,205)	(31,019,201)
Net loss attributable to common shareholders	(15,186,804)	(15,801,612)	(15,906,198)	(18,387,507)	(32,972,680)
Net loss per share, basic and diluted	(0.49)	(0.56)	(0.59)	(0.82)	(1.71)
Balance Sheet Data:
Total assets	$72,331,536	$73,819,417	$73,892,163	$46,201,646	$39,639,216
Current liabilities	14,382,673	11,974,854	7,404,278	4,194,776	2,866,759
Capital lease obligations	—	—	—	3,886	8,599
Long-term debt	—	—	4,200,000	—	—
Shareholders’ equity	54,382,363	57,616,463	59,187,885	38,906,870	33,668,571
Other Financial Data:
Working capital	$37,422,740	$38,347,913	$40,630,913	$23,679,705	$18,541,596
Capital expenditures	2,349,033	5,656,905	7,418,053	957,328	1,169,945
Weighted average shares of common stock, basic and diluted	30,855,297	28,462,925	26,791,158	22,428,219	19,227,697
Shares of common stock outstanding, end of period	31,385,408	29,545,471	27,903,385	24,196,765	21,525,412

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display, solid-state lighting and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, technology development and evaluation agreements and license fees and royalties. In the future, we anticipate that the revenues from licensing our intellectual property will become a more significant part of our revenue stream.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $145,356,626 as of December 31, 2006.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding:

•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;

•	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from our estimates under other assumptions and conditions.

We believe that our accounting policies related to revenue recognition and deferred license fees, valuation of acquired technology and stock-based compensation, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

Revenue Recognition and Deferred License Fees

Contract research revenue represents reimbursements by the U.S. government for all or a portion of the research and development expenses we incur related to our government contracts. Revenue is recognized proportionally as research and development expenses are incurred or as defined milestones are achieved. In order to ascertain the revenue associated with these contracts for a period, we estimate the proportion of related research and development expenses incurred and whether defined milestones have been achieved. Different estimates would result in different revenues for the period.

We also receive non-refundable advance license and royalty payments under certain of our development and technology evaluation agreements. These payments are classified as deferred revenue and deferred license fees, which represents the cash received and recorded as a liability until such time revenue can be recognized. Payments that are not creditable to a license are recognized as revenue over the life of the agreement. Payments that are creditable to a license are deferred until a license agreement is executed or negotiations have ceased and there is no appreciable likelihood of executing a license agreement with the other party. If a license agreement is executed, these payments would be recorded as revenues over the expected life of the licensed technology; otherwise, they will be recorded as revenues at the time negotiations with the other party show that there is no appreciable likelihood of entering into a license agreement. If we used different estimates for the expected life of this licensed technology, reported revenue during the relevant period would differ. As of December 31, 2006, $10,894,768 was recorded as deferred revenue and deferred license fees.

A portion of our license and royalty revenue for 2004 was received from Aixtron AG based on OVPD equipment sold by Aixtron under our development and license agreement with them. This revenue was recognized upon our receipt of notification that the equipment was sold and an acknowledgement from Aixtron that royalties were due.

Valuation of Acquired Technology

We regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the carrying value of these technologies may not be recoverable. Factors considered important that could cause impairment include, among others, significant changes in our anticipated future use of these technologies and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. As of December 31, 2006, we believe that no revision of the remaining useful lives or write-down of our acquired technology was required for 2006, nor was such a revision needed in 2005 or 2004. If such a write-down is required in the future, it could be for up to $6,319,488 — the net book value of our acquired technology as of December 31, 2006.

Valuation of Stock-Based Compensation

We account for our stock-based compensation (see Notes 2 and 10 of the Notes to Consolidated Financial Statements) under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that we used prior to 2006. We account for our stock option and warrant grants to non-employees in exchange for goods or services in accordance with SFAS No. 123R and Emerging Issues Task Force No. 96-18 (EITF 96-18). SFAS No. 123R and EITF 96-18 require that we record an expense for our option and warrant grants to non-employees based on the fair value of the options and warrants granted.

We use the Black-Scholes option-pricing model to estimate the fair value of options we have granted for purposes of making the disclosure required by SFAS No. 123R. In order to calculate the fair value of the options, assumptions are made for certain components of the model, including risk-free interest rate, volatility, expected dividend yield rate and expected option life. Although we use available resources and information when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We had a net loss attributable to holders of our common stock of $15,186,804 (or $0.49 per diluted share) for the year ended December 31, 2006, compared to a net loss attributable to holders of our common stock of $15,801,612 (or $0.56 per diluted share) for the year ended December 31, 2005. The decrease in net loss was primarily due to:

•	increased revenues of $1,773,297; and

•	an increase in interest income of $749,075.

The decrease in net loss was offset to some extent by an increase of $2,203,209 in operating expenses.

Our revenues were $11,921,292 for the year ended December 31, 2006, compared to $10,147,995 for the year ended December 31, 2005. The increase in revenues was mainly due to:

•	an increase in commercial chemical revenue of $1,844,676;

•	an increase in royalty and license revenue of $2,166,624; and

•	an increase in technology development revenue of $440,909.

The increase was offset by the following:

•	a decrease in contract research revenue of $832,078; and

•	a decrease in development chemical revenue of $1,846,834.

We earned $3,821,903 in contract research revenue from the U.S. government in 2006, compared to $4,653,981 in 2005. The decrease was mainly attributable to the timing of revenue recognition under our government contracts. The number of government contracts we worked under and the level of effort performed under these contracts remained essentially constant from 2005 to 2006.

We earned $1,656,851 from our sales of OLED materials for evaluation purposes in 2006, compared to $3,503,685 for corresponding sales in 2005. The decrease was mainly due to a customer that formerly purchased evaluation materials commencing the purchase of commercial materials instead. We cannot accurately predict the amount and timing of such purchases from customers due to the early stage of the OLED industry.

For 2006, our commercial chemical revenues and our royalty and license revenues were $1,876,071 and $2,400,179, respectively, compared to $31,395 and $233,555, respectively, for the corresponding period in 2005. The increase was due to purchases of our proprietary PHOLED materials for use in commercial OLED products by two new customers. In the fourth quarter of 2006, we began supplying one of our proprietary PHOLED materials to Samsung SDI for use in a commercial active-matrix OLED display product. We cannot accurately predict how long these material sales will continue, as Samsung SDI is purchasing material from us on a purchase order basis. Continued sales of our PHOLED materials to Samsung SDI will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

For the first seven months of 2006, we also supplied one of our proprietary PHOLED materials to AU Optronics Corporation for use in a commercial active-matrix OLED display product. Under this arrangement, we recognized both commercial chemical revenues and royalty and license revenue of $2,660,000 on account of our sales of these materials to AU Optronics. However, those sales ended when AU Optronics discontinued its manufacture of this display product, and we do not expect material sales to AU Optronics to resume in the foreseeable future. Commercial chemical revenues and royalty and license revenue from our sales of these materials to AU Optronics represented a substantial component of our revenues for 2006.

Our royalty and license revenue for 2006 also included fees received under a patent license agreement executed with Samsung SDI in April 2005, and a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments of license fees and of royalties, both of which have been classified as deferred revenue and deferred license fees. The deferred license fees are being recognized as license fee revenue over the life of the agreement for Samsung SDI, and over 10 years for DuPont Displays. The deferred royalties in connection with the Samsung SDI agreement will be recognized as Samsung SDI commences sales of commercial OLED products and reports to us the royalties due on account of those sales. We expect to start receiving royalties based on Samsung SDI’s sales of active matrix OLED display products in 2007.

We recognized $2,166,288 in technology development revenue in 2006 in connection with technology development and evaluation agreements, compared to $1,725,379 for the same period in 2005. Although the number of contracts did not change, revenues increased due mainly to the timing of revenue recognition under a contract that commenced in the third quarter of 2005. The amount and timing of our receipt of fees for technology development and evaluation services is difficult to predict due to the early stage of the OLED industry.

We incurred research and development expenses of $19,864,944 for the year ended December 31, 2006, compared to $19,183,390 for the year ended December 31, 2005. The increase was mainly due to:

•	an increase of $1,661,326 in personnel costs; and

•	an increase of $1,464,059 attributable to increased operating costs associated with recent expansion of our New Jersey facility.

The increase was offset to some extent by the following:

•	a refund by Princeton University for unspent research and development funds of $1,011,358;

•	a decrease of $611,392 in amounts payable to PPG Industries due to the hiring of certain PPG employees as employees of ours; and

•	a decrease of $563,203 in expenses related to the timing of recognition of the expense for stock issuances to non-employee members of our Scientific Advisory Board.

Included within research and development expenses are patent defense costs of $513,487 and $97,353 for each of 2006 and 2005, respectively. These costs are associated with the Semiconductor Energy Laboratory (SEL) patent interference matter described in response to Item 3 of this report (Legal Proceedings). We anticipate that our patent defense costs may increase as active matrix OLED products using our PHOLED and other OLED technologies and materials enter the consumer marketplace.

General and administrative expenses were $8,902,462 for the year ended December 31, 2006, compared to $7,704,931 for the same period in 2005. The increase was due mainly to:

•	an increase of $559,359 in costs relating to personnel due to salary increases and the recognition of stock based compensation under SFAS No. 123R; and

•	an increase of $631,422 attributable to increased operating costs associated with our expanded facility.

Royalty and license expenses were $687,436 for the year ended December 31, 2006, compared to $610,098 for the same period in 2005. The increase was due to an increase accrual in royalties due to Princeton University of $67,338.

Interest income increased to $2,168,933 for the year ended December 31, 2006, compared to $1,419,858 for the year ended December 31, 2005. This was the result of higher rates of return on investments during 2006.

During 2006, we sold approximately $7 million of our state-related income tax net operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program. In 2006, we received proceeds of $544,567 from the sale of these NOLs and recorded these proceeds as an income tax benefit. During 2005, we sold approximately $5 million of our state-related income tax NOLs and received proceeds from these sales of $424,207. We expect to sell a similar quantity of NOLs in 2007.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We had a net loss attributable to holders of our common stock of $15,801,612 (or $0.56 per diluted share) for the year ended December 31, 2005, compared to a net loss attributable to holders of our common stock of $15,906,198 (or $0.59 per diluted share) for the year ended December 31, 2004. The decrease in net loss was primarily due to:

•	increased revenues of $3,141,082; and

•	an increase in interest income of $624,238.

The decrease in net loss was offset to some extent by an increase of $3,399,535 in operating expenses.

Our revenues were $10,147,995 for the year ended December 31, 2005, compared to $7,006,913 for the year ended December 31, 2004. The increase in revenues was mainly due to:

•	an increase in contract research revenue of $2,032,345;

•	an increase in development chemical revenue of $1,019,615; and

•	an increase in technology development revenue of $374,842.

The increase was offset by the following:

•	a decrease in commercial chemical revenue of $116,205; and

•	a decrease in royalty and license revenue of $169,515.

We earned $4,653,981 in contract research revenue from the U.S. government in 2005, compared to $2,621,636 in 2004. The increase resulted mainly from our entering into several new government contracts during 2005. These contracts also involved additional prototyping work as compared to the more basic research we conducted under our government contracts in 2004.

We earned $3,503,685 from our sales of OLED materials for evaluation purposes in 2005, compared to $2,484,070 for corresponding sales in 2004. The increase was mainly due to an increased volume of OLED materials purchased for evaluation by potential OLED display manufacturers, including our technology development and evaluation partners.

For 2005, our commercial chemical revenues and our royalty and license revenues were $31,395 and $233,555, respectively, compared to $147,600 and $403,070, respectively, for the corresponding period in 2004. The decrease was due mainly to the timing of purchases of our proprietary PHOLED materials for use in a commercial OLED product by Tohoku Pioneer Corporation. All commercial chemical revenues in 2005 and 2004 were from this customer.

Our royalty and license revenue for 2005 included fees received under our patent license agreement with Samsung SDI and our cross-license agreement with DuPont Displays. Royalty and license revenue for 2004 also included $58,670 of royalty revenue from the sale of OVPD equipment by Aixtron AG, one of our licensees. Aixtron sold no such equipment in 2005.

We recognized $1,725,379 in technology development revenue in 2005 in connection with technology development and evaluation agreements, compared to $1,350,537 for the same period in 2004. The increase was primarily due to new technology development and evaluation agreements entered into in 2005.

We incurred research and development expenses of $19,183,390 for the year ended December 31, 2005, compared to $16,651,335 for the year ended December 31, 2004. The increase was mainly attributable to:

•	an increase of $904,524 in our operating costs, associated in large part with the expansion of our New Jersey facility;

•	an increase of $702,396 in charges in connection with our Development and License Agreement with PPG Industries (see Note 7 of the Notes to Consolidated Financial Statements);

•	an increase of $518,283 in expenses related to the timing of recognition of the expense for stock and option issuances to non-employee members of our Scientific Advisory Board; and

•	increased patent legal costs of $318,015.

Included within research and development expenses are patent defense costs of $97,353 and $24,206 for each of 2005 and 2004, respectively. These costs are associated with the SEL patent interference matter described in response to Item 3 of this report (Legal Proceedings).

General and administrative expenses were $7,704,931 for the year ended December 31, 2005, compared to $7,052,047 for the same period in 2004. The increase was due mainly to:

•	an increase of $282,068 in personnel costs due to salary increases and increased healthcare costs; and

•	an increase of $139,300 in expenses related to the timing of stock issuances to non-employee members of our Board of Directors.

Royalty expenses were $610,098 for the year ended December 31, 2005, compared to $350,000 for the same period in 2004. The increase was mainly due to the minimum royalty requirement under our agreement with Motorola (Notes 5 and 12 in the Notes to Consolidated Financial Statements). Under this agreement, we are required to make a minimum royalty payment at the end of the two-year period ended December 31, 2006 of $1,000,000, as compared to a payment of $500,000 for the two-year period ended December 31, 2004.

Interest income increased to $1,419,858 for the year ended December 31, 2005, compared to $795,620 for the prior year. This was mainly the result of increased cash balances throughout 2005, due to our March 2004 registered offering of common stock, together with higher rates of return on investments during 2005.

During 2005, we sold approximately $5 million of our state-related income tax NOLs to New Jersey under the Technology Tax Certificate Transfer Program. In 2005, we received proceeds of $424,207 from the sale of these NOLs and recorded these proceeds as an income tax benefit. During 2004, we sold approximately $8 million of our state-related income tax NOLs and received proceeds from these sales of $612,966.

We recorded no deemed dividends for the year ended December 31, 2005, compared to $129,624 in deemed dividends recorded for the prior year. In 2004, we issued a warrant to purchase shares of our common stock and completed a registered offering of our common stock. These actions were deemed dilutive under the terms of a stock-purchase warrant we had previously issued and resulted in the reduction of the exercise price of that warrant and an increase in the number of shares issuable under the warrant. We treated this occurrence as a deemed dividend of $46,176. In 2005, there were no actions deemed dilutive under the terms of this warrant.

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

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $31,097,533, short-term investments of $17,957,752 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $42,770, for a total of $49,098,055. This compares to cash and cash equivalents of $30,654,249, short-term investments of $17,190,242 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $1,828,708, for a total of $49,673,199, as of December 31, 2005. The small decrease in cash and cash equivalents and short-term and long-term investments of $575,144 was primarily due to cash used in operating activities and purchases of equipment, offset to some extent by proceeds received from stock-purchase warrant and stock option exercises.

Cash used in operating activities was $4,703,792 for 2006, as compared to $345,059 for 2005. The increase was primarily due to changes in the following:

•	increased recognition of deferred revenue and deferred license fees received in previous years; and

•	the timing of billings to our customers and payments to our vendors during 2006 as compared to 2005.

Cash used in investing activities was $1,134,692 for 2006, as compared to cash provided by investing activities of $3,945,069 for 2005. The increase in cash used was due mainly to the partial use of proceeds from the sale of our investments for operating activities.

Cash provided by financing activities was $6,281,769 for 2006, as compared to $8,123,658 for 2005. The cash provided by financing activities for both 2006 and 2005 consisted of proceeds from the exercise of stock-purchase warrants and stock options.

Working capital decreased to $37,422,740 as of December 31, 2006, from working capital of $38,347,913 as of December 31, 2005. The reduction was primarily due to an increase in current liabilities relating to the classification of deferred license fees as current liabilities. In 2006, we received $3,700,000 in non-refundable payments under our development and technology evaluation agreements that are creditable against license fees under a license agreement, if executed. Therefore, we classify these advanced payments as current deferred license fees until a license agreement is executed or until there is no appreciable likelihood of entering into a license agreement.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance and defense of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations through at least 2008.

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

Contractual Obligations

As of December 31, 2006, we had the following contractual commitments:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Operating lease obligations	4,000	4,000	—	—	—
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Other Obligations:
Sponsored research obligation	4,504,439	2,398,260	2,106,179	—	—
Minimum royalty obligation	600,000	100,000	300,000	200,000	$100,000/year(1)
Total(2)	$5,108,439	$2,502,260	$2,406,179	$200,000	$100,000/year(1)

(1)	Under our Amended License Agreement with Princeton University, the University of Southern California and the University of Michigan, we are obligated to pay minimum royalties of $100,000 per year until such time as the agreement is no longer in effect.

(2)	See Note 12 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in control of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 2 in the Notes to Consolidated Financial Statements. We do not expect that the adoption of these recently accounting pronouncements will have a material impact on our financial statements or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2006, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of Public Accounting Firm

The report of management on our internal control over financial reporting and the associated attestation report of our independent registered public accounting firm are set forth in Item 8 of this report and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2007, (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the registrant(1)
3.2		Bylaws of the registrant(1)
10	.1#	Warrant Agreement between the registrant and Steven V. Abramson, dated as of April 2, 1998(2)
10	.2#	Warrant Agreement between the registrant and Sidney D. Rosenblatt, dated as of April 2, 1998(2)
10	.3#	Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000(3)

Exhibit
Number		Description

10	.4#	Amendment No. 1 to Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000(1)
10	.5#	Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of April 28, 2003(4)
10	.6#	Change in Control Agreement between the registrant and Steven V. Abramson, dated as of April 28, 2003(4)
10	.7#	Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of April 28, 2003(4)
10	.8#	Change in Control Agreement between the registrant and Julia J. Brown, dated as of April 28, 2003(4)
10	.9#*	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007
10	.10#*	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007
10	.11#*	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007
10	.12#*	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007
10	.13#	Executive Performance Compensation Program, dated as of April 20, 2004(2)
10.14		Equity Compensation Plan, dated as of June 29, 2006(5)
10.15		1997 Research Agreement between the registrant and The Trustees of Princeton University, dated as of August 1, 1997(6)
10.16		Amendment #1 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of November 14, 2000(7)
10.17		Amendment #2 to the 1997 Research Agreement between the registrant and the Trustees of Princeton University, dated as of April 11, 2002(7)
10.18		Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006(8)
10.19		1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997(6)
10.20		Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003(7)
10.21		Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006(8)
10.22		Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000(9)
10	.23*	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004
10	.24+	License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000(9)
10	.25+	OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of July 29, 2005(10)
10	.26+	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005(11)
10	.27+	OLED Supplemental License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005(11)
10	.28+	Commercial Supply Agreement between the registrant and AU Optronics Corporation, dated as of January 1, 2006(12)

Exhibit
Number		Description

10	.29+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006(13)
21	*	Subsidiaries of the registrant
23	.1*	Consent of KPMG LLP
31	.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31	.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
32	.1**	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed ‘‘filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32	.2**	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been accorded to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.

(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 14, 2001.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 29, 2001.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 13, 2003.

(5)	Filed as an Exhibit to the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 27, 2006.

(6)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.

(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.

(9)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005.

(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.

(13)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.

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

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn Sherwin I. Seligsohn	Chairman of Board and Chief Executive Officer	March 15, 2007

/s/ Steven V. Abramson Steven V. Abramson	President, Chief Operating Officer and Director	March 15, 2007

/s/ Sidney D. Rosenblatt Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	March 15, 2007

/s/ Leonard Becker Leonard Becker	Director	March 15, 2007

/s/ Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	March 15, 2007

/s/ C. Keith Hartley C. Keith Hartley	Director	March 15, 2007

/s/ Lawrence Lacerte Lawrence Lacerte	Director	March 15, 2007

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Sherwin I. Seligsohn Chairman of the Board and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

Dated: March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Universal Display Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Display Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Display Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 14, 2007

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,097,533	$30,654,249
Short-term investments	17,957,752	17,190,242
Accounts receivable	2,113,263	1,944,099
Inventory	30,598	36,431
Other current assets	606,267	497,746

Total current assets	51,805,413	50,322,767
PROPERTY AND EQUIPMENT, net	14,074,093	13,553,611
ACQUIRED TECHNOLOGY, net	6,319,488	8,014,559
INVESTMENTS	42,770	1,828,708
OTHER ASSETS	89,772	99,772

	$72,331,536	$73,819,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,808,869	1,249,576
Accrued expenses	5,245,536	5,168,223
Deferred license fees	7,178,268	3,478,267
Deferred revenue	150,000	2,078,788

Total current liabilities	14,382,673	11,974,854
DEFERRED LICENSE FEES	2,966,500	3,478,100
DEFERRED REVENUE	600,000	750,000

Total liabilities	17,949,173	16,202,954

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock authorized and none outstanding	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 31,385,408 and 29,545,471 shares issued and outstanding at December 31, 2006 and 2005, respectively	313,854	295,455
Additional paid-in-capital	199,505,981	187,609,407
Unrealized loss on available for sale securities	(82,846)	(120,577)
Accumulated deficit	(145,356,626)	(130,169,822)

Total shareholders’ equity	54,382,363	57,616,463

	$72,331,536	$73,819,417

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

REVENUE:
Contract research revenue	$3,821,903	$4,653,981	$2,621,636
Development chemical revenue	1,656,851	3,503,685	2,484,070
Commercial chemical revenue	1,876,071	31,395	147,600
Royalty and license revenue	2,400,179	233,555	403,070
Technology development revenue	2,166,288	1,725,379	1,350,537

Total revenue	11,921,292	10,147,995	7,006,913

OPERATING EXPENSES:
Cost of chemicals sold	356,567	109,781	155,283
Research and development	19,864,944	19,183,390	16,651,335
General and administrative	8,902,462	7,704,931	7,052,047
Royalty and license expense	687,436	610,098	350,000

Total operating expenses	29,811,409	27,608,200	24,208,665

Operating loss	(17,890,117)	(17,460,205)	(17,201,752)
INTEREST INCOME	2,168,933	1,419,858	795,620
INTEREST EXPENSE	(10,187)	(185,472)	(14,120)
OTHER REVENUE	—	—	30,712

LOSS BEFORE INCOME TAX BENEFIT	(15,731,371)	(16,225,819)	(16,389,540)
INCOME TAX BENEFIT	544,567	424,207	612,966

NET LOSS	(15,186,804)	(15,801,612)	(15,776,574)

DEEMED DIVIDENDS (Notes 8 and 9)	—	—	(129,624)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(15,186,804)	$(15,801,612)	$(15,906,198)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.49)	$(0.56)	$(0.59)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,855,297	28,462,925	26,791,158

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A		Series B
	Nonconvertible		Convertible
	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2003	200,000	$2,000	300,000	$3,000
Exercise of common stock options and warrants	—	—	—	—
Issuance of common stock through direct offerings, net of expenses of $2,077,750	—	—	—	—
Deemed dividends	—	—	—	—
Stock-based employee compensation	—	—	—	—
Stock-based non-employee compensation	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	—
Issuance of common stock upon conversion of Series B Preferred Stock			(300,000)	(3,000)
Amortization of deferred compensation	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—
Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

BALANCE, DECEMBER 31, 2004	200,000	2,000	—	—
Exercise of common stock options and warrants	—	—	—	—
Stock-based employee compensation	—	—	—	—
Stock-based non-employee compensation	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—
Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

BALANCE, DECEMBER 31, 2005	200,000	2,000	—	—
Exercise of common stock options	—	—	—	—
Exercise of common stock warrants	—	—	—	—
Stock-based employee compensation	—	—	—	—
Stock-based non-employee compensation	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—
Issuance of common stock, options and warrants in connection with the Development Agreement	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—
Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

BALANCE, DECEMBER 31, 2006	200,000	$2,000	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS — (Continued)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital

BALANCE, DECEMBER 31, 2003	24,196,765	$241,968	$137,160,751
Exercise of common stock options and warrants	467,599	4,676	2,918,964
Issuance of common stock through direct offerings, net of expenses of $2,077,750	2,550,000	25,500	28,496,749
Deemed dividends	—	—	46,176
Stock-based employee compensation	64,750	647	870,332
Stock-based non-employee compensation	—	—	(5,485)
Issuance of common stock to Board of Directors and Scientific Advisory Board	38,000	380	643,340
Issuance of common stock, options and warrants in connection with the Development Agreements	167,355	1,674	3,242,706
Issuance of common stock upon conversion of Series B Preferred Stock	418,916	4,189	(1,189)
Amortization of deferred compensation	—	—	—
Unrealized loss on available-for-sale securities	—	—	—
Net loss	—	—	—

Comprehensive loss	—	—	—

BALANCE, DECEMBER 31, 2004	27,903,385	279,034	173,372,344
Exercise of common stock options and warrants	1,029,710	10,297	8,413,361
Stock-based employee compensation	88,270	883	725,532
Stock-based non-employee compensation	—	—	(4,225)
Issuance of common stock to Board of Directors and Scientific Advisory Board	48,000	480	725,524
Issuance of common stock, options and warrants in connection with the Development Agreements	476,106	4,761	4,376,871
Amortization of deferred compensation	—	—	—
Unrealized loss on available-for-sale securities	—	—	—
Net loss	—	—	—

Comprehensive loss	—	—	—

BALANCE, DECEMBER 31, 2005	29,545,471	295,455	187,609,407
Exercise of common stock options	351,032	3,510	2,559,854
Exercise of common stock warrants	1,081,623	10,816	3,707,588
Stock-based employee compensation	123,922	1,239	1,720,481
Stock-based non-employee compensation	—	—	105,011
Issuance of common stock to Board of Directors and Scientific Advisory Board	73,766	738	837,062
Issuance of common stock, options and warrants in connection with the Development Agreement	209,594	2,096	2,966,578
Unrealized gains on available-for-sale securities	—	—	—
Net loss	—	—	—

Comprehensive loss	—	—	—

BALANCE, DECEMBER 31, 2006	31,385,408	$313,854	$199,505,981

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS — (Continued)

		Unrealized Losses
	Deferred	on Available -for-	Accumulated
	Compensation	Sale Securities	Deficit	Total Equity

BALANCE, DECEMBER 31, 2003	$—	$(38,837)	$(98,462,012)	$38,906,870
Exercise of common stock options and warrants	—	—	—	2,923,640
Issuance of common stock through direct offerings, net of expenses of $2,077,750	—	—	—	28,522,249
Deemed dividends	—	—	(129,624)	(83,448)
Stock-based employee compensation	(353,513)	—	—	517,466
Stock-based non-employee compensation	—	—	—	(5,485)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	643,720
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	3,244,380
Issuance of common stock upon conversion of Series B Preferred Stock	—	—	—	—
Amortization of deferred compensation	336,067	—	—	336,067
Unrealized loss on available-for-sale securities	—	(41,000)	—	(41,000)
Net loss	—	—	(15,776,574)	(15,776,574)

Comprehensive loss	—	—	—	(15,817,574

BALANCE, DECEMBER 31, 2004	(17,446)	(79,837)	(114,368,210)	59,187,885
Exercise of common stock options and warrants	—	—	—	8,423,658
Stock-based employee compensation	—	—	—	726,415
Stock-based non-employee compensation	—	—	—	(4,225)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	726,004
Issuance of common stock, options and warrants in connection with the Development Agreements	—	—	—	4,381,632
Amortization of deferred compensation	17,446	—	—	17,446
Unrealized loss on available-for-sale securities	—	(40,740)	—	(40,740)
Net loss	—	—	(15,801,612)	(15,801,612)

Comprehensive loss	—	—	—	(15,842,352)

BALANCE, DECEMBER 31, 2005	—	(120,577)	(130,169,822)	57,616,463
Exercise of common stock options	—	—	—	2,563,364
Exercise of common stock warrants	—	—	—	3,718,404
Stock-based employee compensation	—	—	—	1,721,720
Stock-based non-employee compensation	—	—	—	105,011
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	837,800
Issuance of common stock, options and warrants in connection with the Development Agreement	—	—	—	2,968,674
Unrealized gains on available-for-sale securities	—	37,731	—	37,731
Net loss	—	—	(15,186,804)	(15,186,804)

Comprehensive loss	—	—	—	(15,149,073)

BALANCE, DECEMBER 31, 2006	$—	$(82,846)	$(145,356,626)	$54,382,363

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(15,186,804)	$(15,801,612)	$(15,776,574)
Non-cash charges to statement of operations:
Depreciation	1,828,551	1,654,826	1,398,636
Amortization of intangibles	1,695,072	1,695,072	1,695,072
Amortization of premium and discount on investments	(158,182)	(112,747)	(24,143)
Stock-based employee compensation	2,442,149	1,373,196	1,738,549
Stock-based non-employee compensation	105,011	(4,225)	(5,484)
Non-cash expense under a Development Agreement	2,968,074	3,908,666	3,356,146
Stock-based compensation to Board of Directors and Scientific Advisory Board	509,600	1,314,202	643,720
(Increase) decrease in assets:
Accounts receivable	(169,164)	644,180	(1,782,677)
Inventory	5,833	(16,490)	13,103
Other current assets	(108,521)	(259,819)	(84,003)
Other assets	10,000	5,586	29,415
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	244,976	1,252,285	883,694
Deferred license fees	3,188,401	2,089,700	500,000
Deferred revenue	(2,078,788)	1,912,121	449,463

Net cash used in operating activities	(4,703,792)	(345,059)	(6,965,083)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment	(2,349,033)	(5,656,905)	(7,418,053)
Purchases of investments	(24,374,659)	(22,791,027)	(48,653,858)
Proceeds from sale of investments	25,589,000	32,393,001	36,155,365

Net cash (used in) provided by investing activities	(1,134,692)	3,945,069	(19,916,546)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	28,522,249
Proceeds from loan	—	—	4,500,000
Repayment of loan	—	(4,500,000)	—
Restricted cash	—	4,200,000	(4,200,000)
Proceeds from the exercise of common stock options and warrants	6,281,768	8,423,658	2,923,640
Principal payments on capital lease	—	—	(3,886)

Net cash provided by financing activities	6,281,768	8,123,658	31,742,003

INCREASE IN CASH AND CASH EQUIVALENTS	443,284	11,723,668	4,860,374
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	30,654,249	18,930,581	14,070,207

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,097,533	$30,654,249	$18,930,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$181,686	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS:

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University, the University of Southern California (“USC”), the University of Michigan, Motorola, Inc. and PPG Industries, Inc., the Company has established a significant portfolio of proprietary OLED technologies and materials (Note 3).

The Company conducts a substantial portion of its OLED technology and material development activities at its technology development and transfer facility in Ewing, New Jersey. In December 2004, the Company acquired the entire 40,200 square foot building at which the facility is located. During 2005, the Company conducted a two-stage expansion of its laboratory and office space in the building. The Company also leases approximately 850 square feet of office space in Coeur d’Alene, Idaho.

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

Cash, Cash Equivalents, Short-Term Investments and Long-Term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in the consolidated statement of shareholders’ equity and comprehensive loss. Gains or losses on securities sold are based on the specific identification method.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments at December 31, 2006 and 2005 consist of the following:

				Market Value
Investment Classification	Cost	Gains	(Losses)	Aggregate Fair

December 31, 2006-
Certificates of deposit	$11,243,000	$—	$(79,070)	$11,163,930
US Government bonds	6,840,368	668	(4,444)	6,836,592

	$18,083,368	$668	$(83,514)	$18,000,522

December 31, 2005-
Certificates of deposit	$11,525,000	$—	$(51,149)	$11,473,851
Corporate bonds	1,505,477	—	(50,000)	1,455,477
US Government bonds	6,109,050	—	(19,428)	6,089,622

	$19,139,527	$—	$(120,577)	$19,018,950

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, other current assets, and accounts payable are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. Short-term and long-term investments are recorded at fair market value.

Property and Equipment

Property and equipment are stated at cost and depreciated generally on a straight-line basis over their estimated useful life of 30 years for building, 15 years for building improvements, and three to seven years for office and lab equipment, furniture and fixtures. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Inventory

Inventory consists of chemicals held at the Company’s Ewing location and is valued at the lower of cost or market, with cost determined using the specific identification method.

Acquired Technology

Acquired technology consists of license rights and know-how obtained from PD-LD Inc. and Motorola, Inc (Note 5). Acquired technology is amortized on a straight-line basis over its estimated useful life of 10 years.

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2006, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. No such revisions were required in 2005 or 2004.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 2006, 2005 and 2004, the effects of the combined outstanding stock options and warrants of 6,812,601, 8,395,297 and 8,422,197, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

Revenue Recognition and Deferred License Fees

Contract research revenue represents reimbursements by government entities for all or a portion of the research and development costs the Company incurs in relation to its government contracts. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved.

Development chemical revenue represents revenues from sales of OLED materials to product manufacturers for evaluation and development purposes. Revenue is recognized at the time of shipment and passage of title. The customer does not have the right to return the materials.

Commercial chemical revenue represents sales of OLED materials to manufacturers for the production of commercial products. This revenue is recognized at the time of shipment, or at time of delivery and passage of title, depending upon the contractual agreement between the parties.

The Company receives non-refundable advance license and royalty payments under certain development and technology evaluation agreements. Certain of these payments are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such license agreements are executed or negotiations have ceased and Company management determines that there is no appreciable likelihood of executing a license agreement. Revenue would then be recorded over the expected life of the relevant licensed technology, if there is an effective license agreement, or at the time Company management determines that there is no appreciable likelihood of an executable license agreement. Advanced payments received under technology development and evaluation agreements that are not creditable against license fees are deferred and recognized as technology development revenue over the term of the agreement.

Royalty revenue was received in 2004 from OVPD equipment sold under a development and license agreement with Aixtron AG. This revenue was recognized upon the Company’s receipt of notification that equipment was sold and that royalties were due from Aixtron. No royalty revenue was earned in 2006 and 2005.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

	Year Ended December 31,
	2006	2005	2004

Development and operations in the Company’s facility	$12,092,669	$8,967,285	$7,892,810
Patent application and prosecution expenses	1,799,819	2,158,598	1,950,576
Patent maintenance and defense expenses	611,512	171,135	61,142
Refunded amounts from Princeton University, net of costs incurred to Princeton University and USC under the 1997 Research Agreement (Note 3)	(752,037)	598,796	679,910
PPG Development and License Agreement (Note 7)	4,157,909	4,769,301	4,066,905
Amortization of intangibles	1,695,072	1,695,072	1,695,072
Scientific Advisory Board compensation	260,000	823,203	304,920

	$19,864,944	$19,183,390	$16,651,335

Patent Costs

Patent applications, maintenance, prosecution and defense costs are charged to expense as incurred. Costs to successfully defend a challenge to a patent are capitalized to the extent of an evident increase in the value of the patent. Legal costs which relate to an unsuccessful outcome are charged to expense.

Statement of Cash Flow Information

The following non-cash activities occurred:

	Year Ended December 31,
	2006	2005	2004

Unrealized gain (loss) on available-for-sale securities	$37,731	$(40,740)	$(41,000)
Deemed dividends (Notes 8 and 9)	—	—	129,624
Common stock issued to Board of Directors and Scientific Advisory Board that were earned in a previous period	588,200	390,720	643,720
Common stock issued to employees that were earned in a previous period	838,854	726,414	517,466

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The Company accounts for the sale of its net state operating losses on a cash basis; therefore, it does not record an income tax benefit until the cash is received.

Share Based Payment Awards

Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of stock options and other equity — based compensation issued to employees and directors. The statement eliminates the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method (Note 10). Under this method, share-based compensation recognized in 2006 included: (1) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation expense for all share-based payments granted, modified or settled subsequent to January 1, 2006, based on the grant date fair value. The Company’s net loss and basic and diluted net loss per share for the year ended December 31, 2006 was $850,552 and $0.02 higher than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

The grant-date fair value of stock options are determined using the Black-Scholes valuation model, which is the same model the Company used previously for valuing stock options for footnote disclosure purposes. The fair value of share-based awards is recognized as compensation expense over the requisite service period, net of estimated forfeitures. The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of the grant. The Company issues new shares upon exercise or vesting of share-based awards.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with APB Opinion No. 25. Under the intrinsic value method, no compensation expense was recognized for the Company’s stock options as the exercise price was equal to the market price of the common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied SFAS No. 123 for the years ended December 31, 2005 and 2004:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net loss attributable to common shareholders:
As reported	$(15,801,612)	$(15,906,198)
Add stock-based employee compensation expense included in reported net loss	1,851,296	2,077,349
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(8,459,041)	(6,883,549)

Pro forma net loss	$(22,409,357)	$(20,712,398)

Basic and diluted net loss per share:
As reported	$(0.56)	$(0.59)
Pro forma	$(0.79)	$(0.77)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken, or expected to be taken, in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have an effect on the consolidated financial position or results of operations.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue- producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for financial statements issued in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a gross basis, and therefore the adoption of this standard will have no impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings of the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. Company management does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial position, results of operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, USC AND THE UNIVERSITY OF MICHIGAN:

The Company has been funding OLED technology research at Princeton University and, on a subcontractor basis, at USC, under a Research Agreement executed with the Trustees of Princeton University in August 1997 (as amended, the “1997 Research Agreement”). In April 2002, the 1997 Research Agreement was amended to provide for, among other things, an additional five-year term. Under the terms of this amendment, the Company was obligated to pay Princeton University up to $7,477,993 for the period from July 31, 2002 through July 31, 2007. Payments to Princeton University under this agreement were charged to research and development expenses when they became due. Through the period ended December 31, 2006, the Company paid $3,480,361 to Princeton University under the 1997 Research Agreement. Although the payments were charged to expense when they became due, the actual work performed by Princeton University and USC did not always equate to the fixed amounts actually paid for each period. In the third quarter of 2006, Princeton University refunded $1,011,358 to the Company for cumulative amounts overpaid under the 1997 Research Agreement. The Company recorded the refund as an offset to research and development expenses.

On October 9, 1997, the Company, Princeton University and USC entered into an Amended License Agreement under which Princeton University and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement (as amended, the “1997 Amended License Agreement”). Under this agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products are not fair and competitive. The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $177,436 of royalty expense in connection with the agreement for the year ended December 31, 2006.

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

In January 2006, the Principal Investigator conducting research at Princeton University under the 1997 Research Agreement transferred to the University of Michigan (“Michigan”). As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton University under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement. Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred. For the year ended December 31, 2006, the Company paid $131,856 under the 2006 Research Agreement.

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

4.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2006	2005

Land	$820,000	$820,000
Building and improvements	11,087,331	6,795,900
Office and lab equipment	11,286,548	9,866,078
Furniture and fixtures	285,573	285,573
Construction-in-progress	827,123	4,374,512

	24,306,575	22,142,063
Less: Accumulated depreciation	(10,232,482)	(8,588,452)

Property and equipment, net	$14,074,093	$13,553,611

Construction-in-progress consists of costs incurred for the acquisition of laboratory equipment for the Company’s facility. Upon commencement of operation of the lab equipment, the cost associated with such assets will be depreciated over their estimated useful lives.

Depreciation expense was $1,828,551, $1,654,826 and $1,398,636 for the years ended December 31, 2006, 2005 and 2004, respectively.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACQUIRED TECHNOLOGY:

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola, Inc. These intangible assets consist of the following:

	December 31,
	2006	2005

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(10,631,230)	(8,936,159)

Acquired technology, net	$6,319,488	$8,014,559

On July 19, 2000, the Company, PD-LD, Inc. (“PD-LD”), its president Dr. Vladimir Ban and the Trustees of Princeton University entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD’s rights to certain issued and pending OLED technology patents in exchange for 50,000 shares of the Company’s common stock. Pursuant to this transaction, these patents were included in the patent rights exclusively licensed to the Company under the 1997 Amended License Agreement. The acquisition of these patents had a fair value of $1,481,250.

On September 29, 2000, the Company entered into a License Agreement with Motorola, Inc. (“Motorola”). Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED product manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500), 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750), and a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology.

The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of common stock as a finder’s fee in connection with the Motorola transaction. This warrant was granted with an exercise price of $21.60 per share, was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola.

Amortization expense was $1,695,072 for each of the years ended December 31, 2006, 2005 and 2004. For each of the three succeeding fiscal years, amortization expense will be $1,695,072 and for the fourth year it will be $1,234,272.

The Company is required under the License Agreement to pay Motorola royalties on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola (Note 12). Moreover, the Company was required to pay Motorola minimum royalties of $150,000 for the two-year period ended on December 31, 2002, $500,000 for the two-year period ended on December 31, 2004, and $1,000,000 for

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the two-year period ended on December 31, 2006. All royalty payments were made, at the Company’s discretion, in 50% cash and 50% in shares of the Company’s common stock. The number of shares of common stock used to pay the stock portion of the royalty was equal to 50% of the royalty due divided by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the common stock is issued.

For the two-year period ended on December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. Since the minimum royalty obligation exceeded actual royalties for the two years ended December 31, 2006, the Company accrued $1,000,000 in royalty expense. In March 2007, the Company issued to Motorola 37,075 shares of the Company’s common stock, valued at $499,993, and paid Motorola $500,007 in cash to satisfy the minimum royalty obligation of $1,000,000.

6.  ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2006	2005

Compensation	$2,876,897	$2,409,593
Minimum royalties	1,177,436	610,098
Consulting	260,000	260,000
Professional fees	324,288	455,511
Subcontracts	153,104	410,547
Research and development agreements	200,658	199,248
Other	253,153	823,226

	$5,245,536	$5,168,223

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 19, 2006 and February 15, 2005, the Company issued 1,957 and 27,276 shares of common stock to PPG based on a final accounting for actual costs incurred by PPG under the Development Agreement for the year ended December 31, 2005 and 2004, respectively. Accordingly, the Company accrued $22,515 and $245,484 of additional research and development expense as of December 31, 2005 and 2004, based on the fair value of these additional shares as of the end of 2005 and 2004, respectively.

In 2006, 2005 and 2004, the Company issued to PPG 207,637, 413,314 and 157,609 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the applicable agreement(s) during 2006 and 2005. For these shares, the Company recorded charges of $2,619,439, $3,610,229 and $1,626,003 to research and development expense for 2006, 2005 and 2004, respectively. The charges were determined based on the fair value of the Company’s common stock as of the end of each period. The Company also recorded $952,633 and $606,926 to research and development expense for the cash portion of the work performed by PPG during 2006 and 2005, respectively. There was no cash paid to PPG in 2004 for these services.

Also, in accordance with the agreements with PPG, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $237,202, $253,709 and $710,759 in research and development expenses related to these costs during 2006, 2005 and 2004, respectively.

For work performed through the end of 2006, the Company was required under its agreements with PPG to grant options to purchase shares of the Company’s common stock to PPG employees performing certain development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options were to vest one year following the date of grant and were to remain exercisable for up to 90 days after the individual PPG employee ceased performing development services for the Company. However, in connection with the conclusion of the development program on December 31, 2006, the exercise periods for these options were extended. In the case of certain PPG employees who were hired by the

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company as full-time employees in April 2006, the exercise period was extended to run for so long as they remain employees of the Company, plus an additional period of up to one year thereafter, just as other Company employees are treated under the Company’s Equity Compensation Plan. For those PPG employees not hired by the Company, the exercise period was extended for three years through December 31, 2009.

On December 30, 2005, January 18, 2005, April 20, 2004 and December 23, 2003, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500, 30,500, 4,000 and 21,000 shares, respectively, of the Company’s common stock at exercise prices of $10.51, $8.14, $13.28 and $13.92, respectively. As a result of the Company hiring certain of the PPG employees in April 2006, the Company accelerated the vesting of 18,500 of the options granted on December 30, 2005. Accordingly, the Company recorded $225,882 in research and development costs related to these options in the third quarter of 2006. The Company also recorded $100,838 in research and development costs for the remaining 13,000 options during 2006. During 2005 and 2004, the Company recorded $275,922 and $187,911, in research and development costs related to these options granted.

The Company determined the fair value of the options earned during 2006, 2005 and 2004 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.3-4.6%, 4.2% and 4.3-4.4%, respectively, (2) no expected dividend yield, (3) contractual life of 3.25 and 10 years, respectively and (4) expected volatility of 51-78%, 78-80% and 94%, respectively.

In further consideration of the services performed by PPG under the Development Agreement in 2004, the Company issued warrants to PPG to acquire 184,885 additional shares of the Company’s common stock. The number of warrants earned and issued was based on the total number of shares of common stock that the Company issued to PPG for services provided during 2004. The Company recorded $1,296,748 of research and development expenses during 2004. The warrants were issued until February 15, 2005. The Company was not required to issue any warrants to PPG for services performed in 2006 or 2005.

On January 9, 2007, the Company issued 1,500 shares of its common stock as a bonus to the remaining PPG research and development team members. The Company recorded $21,915 in research and development costs relating to the issuance.

8.	SERIES A NONCONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE AND PREFERRED STOCK:

Series A Nonconvertible Preferred Stock

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (“Series A”) to American Biomimetics Corporation (“ABC”) pursuant to a certain Technology Transfer Agreement between the Company and ABC. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. This right has never been exercised. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. The Series A shares were valued at $1.75 per share, which was based upon an independent appraisal.

Series B Convertible Preferred Stock

In 2000, the Company issued 300,000 shares of Series B Convertible Preferred Stock (“Series B”) to Motorola (Note 5). On October 6, 2004, all 300,000 shares of the Series B were automatically converted into 418,916 shares of the Company’s common stock. There are no Series B shares currently outstanding. Each share of the Series B shares was convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as was determined by dividing the original purchase price by the conversion price applicable to such share determined on the date the certificate is surrendered for conversion. Of the 300,000 shares of the Series B issued to Motorola, 75,000 shares become convertible on each of September 29, 2001, 2002, 2003 and 2004, with all

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares of the Series B being convertible into shares of the Company’s common stock on September 29, 2004. The conversion price for the Series B shares was initially the original issuance price per share of the common stock, but was subject to change if the average price of the common stock fell below $12.00 for the 30 trading days ending two business days prior to the relevant vesting date, regardless of prior changes to the conversion price. The Company had the option to pay Series B shareholders an amount of cash equal to the difference between $12.00 and the average price of the common stock, multiplied by the number of shares of common stock into which the Series B shares would be convertible.

The incremental shares issuable upon conversion were accounted for as a contingent beneficial conversion feature (“CBCF”) in accordance with EITF No. 00-27. The CBCF was measured by multiplying the incremental shares by the fair value of the Company’s common stock on the commitment date of September 29, 2000, which was $22.06. Accordingly, the Company recorded a CBCF of $487,680 and $1,953,479 in 2003 and 2002, respectively. The CBCF was treated as a deemed dividend to the Series B shareholders. In 2004, the Company made a cash payment of $83,448 in lieu of reducing the conversion price of the Series B. The cash payment was treated and recorded as a deemed dividend.

9.	SHAREHOLDERS’ EQUITY:

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

In December 2006, the Company issued a total of 20,000 shares of fully vested common stock with a fair value of $249,600 to members of its Board of Directors for services performed in 2006.

There are 3,069,009 warrants to purchase common stock outstanding at December 31, 2006. These warrants are exercisable at a weighted average price of $13.11 and expire in 2007 through 2012.

On January 9, 2007, the Company issued a total of 84,138 shares of fully vested common stock to employees and members of the Scientific Advisory Board for services performed in 2006. The fair value of the shares issued of $1,559,283 for employees and $260,000 for members of the Scientific Advisory Board was accrued at December 31, 2006 and recorded as a compensation charge in general and administrative expense ($1,135,933) and research and development expense ($683,350) for the year ended.

In addition, the Company granted a total of 105,903 shares of restricted common stock to employees and members of the Scientific Advisory Board for services to be rendered. The restricted stock had a value of $1,547,250 on the date of grant and vest over three years from the date of grant.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through December 31, 2006, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the 1995 Plan through 2015. The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. At December 31, 2006, there are 1,655,248 shares that remain available to be granted under the 1995 Plan.

The following table summarizes the stock option activity during the year ended December 31, 2006 for all grants under the Equity Compensation Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at January 1, 2006	4,046,074	$9.26
Granted	105,750	13.28
Exercised	(351,032)	7.30
Forfeited	(57,200)	12.32
Cancelled	—	—

Outstanding at December 31, 2006	3,743,592	9.51
Vested and expected to vest	3,734,898	9.50
Exercisable at December 31, 2006	3,608,592	9.39

The weighted average grant date fair value of options granted in 2006, 2005, and 2004 was $10.66, $7.21, and $12.62, respectively. The fair value of the options granted was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rate and dividend yield. Expected volatility was based on the Company’s historical daily stock price volatility. The risk-free rate was based on the average U.S. Treasury security yields in the quarter of the grant. The dividend yield was based on historical information. The expected life was determined from historical information and management’s estimate. The following table provides the assumptions used in determining the fair value of the stock options for the years ended December 31, 2006, 2005, and 2004 respectively:

	2006	2005	2004

Dividend yield rate	0%	0%	0%
Expected volatility	73.4-79.9%	80.0-86.3%	86.3-94.0%
Risk-free interest rates	4.6-5.0%	3.8-4.5%	3.8-4.3%
Expected life	7 Years	7 Years	7 Years

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of unvested options at December 31, 2006 and the changes during the year ended December 31, 2006:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Unvested options at January 1, 2006	176,500	$8.78
Granted	105,750	10.66
Vested	(117,750)	9.42
Forfeited	(29,500)	10.79

Unvested options at December 31, 2006	135,000	9.73

A summary of options outstanding and exercisable by price range at December 31, 2006, is as follows:

	Outstanding				Exercisable
		Weighted-			Number of	Weighted-
	Number of Options	Average	Weighted-		Options	Average	Weighted-
	Outstanding	Remaining	Average	Aggregate	Outstanding	Remaining	Average	Aggregate
	at December 31,	Contractual	Exercise	Intrinsic	at December 31,	Contractual	Exercise	Intrinsic
Exercise Price	2006	Life (Years)	Price	Value (A)	2006	Life (Years)	Price	Value (A)

$3.75-5.45	958,573	3.59	$4.79	$9,797,599	958,573	3.60	$4.79	$9,797,599
5.88-8.56	955,633	6.32	8.26	6,448,666	939,633	6.32	8.26	6,340,286
9.04-10.51	1,056,928	6.57	10.12	5,163,964	1,032,928	6.54	10.14	5,035,944
10.62-16.94	624,208	7.12	14.98	507,089	539,208	6.88	15.15	412,729
17.26-18.13	83,750	4.47	17.86	—	73,750	4.12	17.95	—
24.38	64,500	3.47	24.38	—	64,500	3.48	24.38	—

$3.75-24.38	3,743,592	5.74	$9.51	$21,917,318	3,608,592	5.64	$9.39	$21,586,558

(A)	The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2006.

The total intrinsic value of stock awards exercised during the years ended December 31, 2006 and 2005 were $2,403,556 and $1,776,948, respectively. At December 31, 2006, there was $956,199 of total unrecognized compensation cost from stock-based compensation arrangements granted under the Equity Compensation Plan, which is related to non-vested options. The compensation expense is expected to be recognized over a weighted-average period of approximately 1.32 years.

In 2006 the Company issued 15,000 shares of restricted stock to employees. The fair value of the restricted stock of $191,565 is equal to the market price of the Company’s common stock on the date of grant. The restricted stock vests over a three-year period. The Company recorded compensation of $32,314 in the consolidated statement of operations for 2006 in connection with the issuance of the restricted shares.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  RESEARCH CONTRACTS:

Contract research revenue consists of the following:

	December 31,
	2006	2005	2004

U.S. Army	$1,796,338	$897,887	$776,284
Army Research Laboratory (ARL)	239,357	865,445	759,767
Department of Energy (DoE)	1,786,208	2,409,442	725,793
Air Force Research Laboratory (AFRL)	—	481,207	343,793
Department of Defense Advanced Research Projects Agency (DARPA)	—	—	15,999

	$3,821,903	$4,653,981	$2,621,636

12.	COMMITMENTS AND CONTINGENCIES:

  Lease Commitments

The Company has an operating lease arrangement for 850 square feet of office space in Coeur d’Alene, Idaho. Total rent expense was $10,275, $78,411 and $371,259 for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum future rental payments for this lease as of December 31, 2006 are $4,000 for 2007.

Other Commitments

Under the terms of the Company’s License Agreement with Motorola (Note 5), the Company agreed to make minimum royalty payments to Motorola. To the extent that the royalties otherwise payable to Motorola under this agreement are not sufficient to meet the minimums, the Company is required to pay the shortfall, at its discretion, in all cash or in 50% cash and 50% common stock within 90 days after the end of each two-year period specified below in which the shortfall occurs. For the two-year period ended December 31, 2004, the Company issued to Motorola 35,516 shares of the Company’s common stock, valued at $249,997, and paid Motorola $250,003 in cash to satisfy the minimum royalty obligation of $500,000. A minimum royalty payment of $1,000,000 is required to be made within 90 days following the two-year period ended December 31, 2006. The minimum royalty has been accrued at December 31, 2006. Thereafter, no minimum royalty payments are required. In March 2007, the Company issued to Motorola 37,075 shares of the Company’s common stock, valued at $499,993, and paid Motorola $500,007 in cash to satisfy the minimum royalty obligation of $1,000,000.

Under the terms of the 1997 Amended License Agreement with Princeton University (Note 3), the Company is required to pay Princeton University minimum royalty payments of $100,000 per year. To the extent that the royalties otherwise payable to Princeton University under this agreement are not sufficient to meet the minimums for the relevant calendar year, the Company is required to pay Princeton University the difference between the royalties paid and the minimum royalty.

The Company has agreements with four executive officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. The executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

Patent Interference with Semiconductor Energy Laboratory Co., Ltd.

In June 2006, Patent Interference No. 104,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton University and the

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

University of Southern California (the “Universities”). The dispute concerns a U.S. patent issued to SEL that Company management believes claims aspects of the Company’s phosphorescent OLED technology covered under several U.S. patents and patent applications which are exclusively licensed from the Universities. The Universities are seeking a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities’ invention was prior to that of SEL.

Company management believes that the substantial and uncontested factual evidence of record in this patent interference strongly supports the Universities’ position of priority to the invention in question, and thus that the Universities should prevail in this action. However, Company management cannot predict a favorable outcome with certainty, and an adverse ruling by the USPTO against the Universities might be referenced in separate proceedings to challenge related U.S. patents and patent applications that the Company exclusively licenses from them. Even if this were to occur, however, the Company exclusively licenses other patent rights from the Universities that substantially cover the Company’s phosphorescent OLED technology in the form(s) that Company management believes will have commercial value for the foreseeable future.

Various cross-motions have been filed and briefed in this proceeding, and they are currently under consideration by the USPTO. Under the Company’s agreement with the Universities, the Company is required to pay all legal costs and fees associated with the proceeding.

Patent Opposition Initiated by Cambridge Display Technology, Ltd.

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”) filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which was issued on March 8, 2006, is the European counterpart patent to U.S. patents 5,844,363, 6,602,540 and 6,888,306, and to pending U.S. patent application 10/966,417, filed on October 15, 2004. These patents and patent applications relate to our flexible OLED, or FOLED, technology. They are exclusively licensed to the Company by Princeton University, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

Company management is in the process of reviewing the Notice of Opposition and preparing our response. Company management believes that the Princeton University patent being challenged by CDT is valid, and thus that Princeton University should prevail in this action. However, Company management cannot predict a favorable outcome with certainty.

13.	CONCENTRATION OF RISK

Two non-government customers accounted for 38% and 24% of consolidated revenue for the years ended December 31, 2006 and 2005, respectively. Accounts receivable from these customers were $722,000 at December 31, 2006. Revenues from one of these customers were associated with the purchase of commercial materials from us. This customer has informed us that it does not intend to purchase any additional commercial materials at this time. This customer accounted for 24% of consolidated revenue for the year ended December 31, 2006.

Revenues from outside of North America represented 65% and 54% of the consolidated revenue year ended December 31, 2006 and 2005, respectively.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES:

The components of income taxes are as follows:

	December 31,
	2006	2005	2004

Current	$(544,567)	$(424,207)	$(612,966)
Deferred	(8,092,992)	(6,601,124)	(6,082,570)

	(8,637,559)	(7,025,331)	(6,695,536)
Increase in valuation allowance	8,092,992	6,601,124	6,082,570

	$(544,567)	$(424,207)	$(612,966)

The difference between the Company’s federal statutory income tax rate and its effective income tax rate is due to state income tax benefits, non-deductible expenses, general business credits and the increase in the valuation allowance.

As of December 31, 2006, the Company had a number of tax loss and credit carry forwards. The Company’s net operating loss carry forwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses. A portion of the Company’s net operating loss carryforwards relate to tax deductions from stock-based compensation that would be accounted for as an increase to additional-paid-in-capital for financial reporting purposes to the extent such future deductions could be utilized by the Company. In accordance with the Tax Reform Act of 1986, utilization of the Company’s net operating loss and general business credit carry forwards could be subject to limitations because of certain ownership changes. The following table summarizes Company tax loss and tax credit carry forwards at December 31, 2006:

	Related Tax	Deferred Tax	Expiration
	Deduction	Asset	Date

Loss carry forwards:
Federal net operating loss	$94,680,000	$32,191,000	2011 to 2026
State net operating loss	71,713,000	4,268,000	2007 to 2026

Total loss carryforwards	$166,393,000	$36,459,000

Tax credit carryforwards:
Research tax credit	n/a	2,389,000	2018 to 2026
State tax credits	n/a	891,000	2013 to 2021

Total credit carry forwards	n/a	$3,280,000

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Gross deferred tax assets:
Net operating loss carryforwards	$36,459,000	$27,116,250
Capitalized start-up costs	3,923,000	5,884,080
Capitalized technology license	3,092,000	2,866,119
Stock options and warrants	2,603,000	2,892,207
Accruals and reserves	286,000	248,076
Deferred revenue	4,351,000	3,908,191
Other	430,000	1,040,836
Tax credit carryforward	3,280,000	2,375,576

	54,424,000	46,331,335
Valuation allowance	(54,424,000)	(46,331,335)

Net deferred tax asset	$—	$—

During the years ended December 31, 2006, 2005, and 2004, the Company sold approximately $7 million, $5 million, and $8 million, respectively, of its net state operating losses (NOLs) to New Jersey under the Technology Tax Certificate Transfer Program, and received $544,567, $424,207, and $612,966, respectively, for the sale of the NOLs during these years. The Company recorded the proceeds as an income tax benefit.

A valuation allowance was established for all of the deferred tax assets because the Company has incurred substantial operating losses since inception and expects to incur additional losses in 2007. At this time, the Company’s management has concluded that these deferred tax assets will more likely than not be realized.

14.	DEFINED CONTRIBUTION PLAN:

The Company maintains the Universal Display Corporation 401(k) Plan (the “Plan”) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the “Code”). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $164,050, $149,630 and $133,780 to the Plan, respectively.

15.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2006. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2006:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$3,271,406	$3,009,316	$3,096,288	$2,544,282	$11,921,292
Net loss	(3,522,040)	(4,312,651)	(2,943,287)	(4,408,826)	(15,186,804)
Net loss attributable to Common shareholders	(3,522,040)	(4,312,651)	(2,943,287)	(4,408,826)	(15,186,804)
Basic and diluted loss per share	(0.12)	(0.14)	(0.09)	(0.14)	(0.49)

Year ended December 31, 2005:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$1,467,068	$3,011,995	$3,372,870	$2,296,062	$10,147,995
Net loss	(4,990,901)	(3,189,980)	(2,979,140)	(4,641,591)	(15,801,612)
Net loss attributable to Common shareholders	(4,990,901)	(3,189,980)	(2,979,140)	(4,641,591)	(15,801,612)
Basic and diluted loss per share	(0.18)	(0.11)	(0.10)	(0.17)	(0.56)