Form 10-Q
period 2007-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2007-05-09
CIK 1005284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2007, the registrant had outstanding 31,954,272 shares of common stock.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,524,178	$31,097,533
Short-term investments	22,262,598	17,957,752
Accounts receivable	1,770,851	2,113,263
Inventory	25,265	30,598
Other current assets	639,676	606,267

Total current assets	49,222,568	51,805,413
PROPERTY AND EQUIPMENT, net	13,783,819	14,074,093
ACQUIRED TECHNOLOGY, net	5,895,720	6,319,488
INVESTMENTS	95,789	42,770
OTHER ASSETS	97,272	89,772

TOTAL ASSETS	$69,095,168	$72,331,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,137,882	$1,808,869
Accrued expenses	3,277,851	5,245,536
Deferred license fees	7,178,268	7,178,268
Deferred revenue	900,000	150,000

Total current liabilities	12,494,001	14,382,673
DEFERRED LICENSE FEES	2,838,600	2,966,500
DEFERRED REVENUE	600,000	600,000

Total liabilities	15,932,601	17,949,173

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock authorized and none outstanding	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 31,681,012 and 31,385,408 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	316,810	313,854
Additional paid-in-capital	202,811,276	199,505,981
Unrealized loss on available for sale securities	(27,092)	(82,846)
Accumulated deficit	(149,940,427)	(145,356,626)

Total shareholders’ equity	53,162,567	54,382,363

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,095,168	$72,331,536

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
REVENUE:
Contract research revenue	$1,114,524	$536,061
Development chemical revenue	209,206	675,906
Commercial chemical revenue	1,313,000	398,479
Royalty and license revenue	127,900	930,846
Technology development revenue	250,000	730,114

Total revenue	3,014,630	3,271,406

OPERATING EXPENSES:
Cost of chemicals sold	281,549	236,337
Research and development	5,453,329	4,843,176
General and administrative	2,353,514	1,997,692
Royalty and license expense	94,998	186,525

Total operating expenses	8,183,390	7,263,730

Operating loss	(5,168,760)	(3,992,324)
INTEREST INCOME	584,959	474,390
INTEREST EXPENSE	—	(4,106)

NET LOSS	$(4,583,801)	$(3,522,040)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.12)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	31,523,070	30,030,376

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,583,801)	$(3,522,040))
Non-cash charges to statement of operations:
Depreciation	466,139	451,943
Amortization of intangibles	423,768	423,767
Amortization of premium and discount on investments	(45,650)	(27,007)
Stock-based employee compensation	278,611	123,691
Stock-based non-employee compensation	—	38,076
Non-cash expense under a Development Agreement	37,072	1,171,358
Stock-based compensation to Board of Directors and Scientific Advisory Board	109,533	—
(Increase) decrease in assets:
Accounts receivable	342,412	(332,011)
Inventory	5,333	(3,295)
Other current assets	(33,409)	6,209
Other assets	(7,500)	(7,500)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(909,422)	(1,356,176)
Deferred license fees	(127,900)	372,101
Deferred revenue	750,000	(655,114)

Net cash used in operating activities	(3,294,814)	(3,315,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(175,865)	(429,701)
Purchases of investments	(8,601,461)	(5,756,377)
Proceeds from sale of investments	4,345,000	3,601,000

Net cash used in investing activities	(4,432,326)	(2,585,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and warrants	1,153,785	3,304,105

Net cash provided by financing activities	1,153,785	3,304,105

DECREASE IN CASH AND CASH EQUIVALENTS	(6,573,355)	(2,596,971)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,097,533	30,654,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,524,178	$28,057,278

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$55,754	$15,692
Common stock issued to Board of Directors and Scientific Advisory Board that were earned in a previous period	260,000	588,200
Common stock issued to employees that were earned in a previous period	969,257	838,854
Common stock issued for royalties that were earned in a previous period	499,993	—
The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BACKGROUND
Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University, the University of Southern California (“USC”), the University of Michigan (“Michigan”), Motorola, Inc. and PPG Industries, Inc., the Company has established a significant portfolio of proprietary OLED technologies and materials (Note 3).
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
2. BASIS OF PRESENTATION
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 has not had an impact on the Company’s results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification results in an increase in reported cost of chemicals sold and a reduction in research and development expenses by $157,896 for the three months ended March 31, 2006.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.
Investments at March 31, 2007 and December 31, 2006 consist of the following:

		Unrealized		Market Value
Investment Classification	Cost	Gains	(Losses)	Aggregate Fair
March 31, 2007-
Certificates of deposit	$12,090,000	$—	$(25,338)	$12,064,662
US Government bonds	10,295,479	797	(2,551)	10,293,725

	$22,385,479	$797	$(27,889)	$22,358,387

December 31, 2006-
Certificates of deposit	$11,243,000	$—	$(79,070)	$11,163,930
US Government bonds	6,840,368	668	(4,444)	6,836,592

	$18,083,368	$668	$(83,514)	$18,000,522

4. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, USC, AND THE UNIVERSITY OF MICHIGAN
The Company has funded OLED technology research at Princeton University and, on a subcontractor basis, at USC, under a Research Agreement executed with the Trustees of Princeton University in August 1997 (as amended, the “1997 Research Agreement”). In April 2002, the 1997 Research Agreement was amended to provide for, among other things, an additional five-year term, through July 31, 2007. Payments to Princeton University under this agreement are charged to research and development expenses as they become due. Through March 31, 2007, the Company paid $3,571,226 to Princeton University under the 1997 Research Agreement. Although the payments were charged to expense when they became due, the actual work performed by Princeton University and USC did not always equate to the fixed amounts actually paid for each period. In the third quarter of 2006, Princeton University refunded $1,011,358 to the Company for cumulative amounts overpaid under the 1997 Research Agreement. The Company recorded the refund as an offset to research and development expenses.
On October 9, 1997, the Company, Princeton University and USC entered into an Amended License Agreement under which Princeton University and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton University and USC under the 1997 Research Agreement (as amended, the “1997 Amended License Agreement”). Under this agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton University 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. The Company is obligated under the 1997 Amended License Agreement to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $49,271 of royalty expense in connection with the agreement for the three months ended March 31, 2007.
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
In January 2006, the Principal Investigator conducting research at Princeton University under the 1997 Research Agreement transferred to Michigan. As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan. Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton University under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement. Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred. Through the period ended March 31, 2007, the Company has incurred $382,925 in research and development expense under the 2006 Research Agreement.
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
5. ACQUIRED TECHNOLOGY
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc and Motorola, Inc. These intangible assets consist of the following:

	March 31,	December 31,
	2007	2006
PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(11,054,998)	(10,631,230)

Acquired technology, net	$5,895,720	$6,319,488

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
The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of the Company’s common stock as a finder’s fee in connection with the Motorola transaction. This warrant was granted with an exercise price of $21.60 per share, was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility, and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola.
Amortization expense was $423,768 for the quarters ended March 31, 2007 and 2006. For each of the years 2007 through 2009, amortization expense will be $1,695,072 and for 2010 amortization expense will be $1,234,272.
The Company is required under the License Agreement to pay Motorola based on gross revenues earned by the Company from its sales of OLED products or components, or from its sublicensees for their sales of OLED products or components, whether or not these products or components are based on inventions claimed in the patent rights licensed from Motorola. Moreover, the Company was required to pay Motorola minimum royalties of $150,000 for the two-year period ended on December 31, 2002, and $500,000 for the two-year period ended on December 31, 2004. The Company was also required to pay Motorola minimum royalties of $1,000,000 for the two-year period ended on December 31, 2006. All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash. The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued.

For the two-year period ended on December 31, 2006, the Company issued to Motorola 37,075 shares of the Company’s common stock, valued at $499,993, and paid Motorola $500,007 in cash to satisfy the minimum royalty obligation of $1,000,000. The Company accrued $43,227 of royalty expense, in connection with the agreement, for the three months ended March 31, 2007.
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
On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG. This Agreement superseded and replaced in their entireties the amended Development and Supply Agreements effective as of January 1, 2006, and extended the term of the Company’s existing relationship with PPG through December 31, 2008. Under the new agreement, PPG is continuing to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. The financial terms of the new agreement are substantially similar to those of the amended Development and Supply Agreements, and include a requirement that the Company pay PPG in a combination of cash and the Company’s common stock.
The Company issued to PPG 23,396 and 77,402 shares of the Company’s common stock, respectively, as consideration for services provided by PPG under the OLED Materials Supply and Service Agreement during the three months ended March 31, 2007 and 2006, respectively. Of these shares, 20,793 shares were issued on April 16, 2007, 2,603 shares were issued on October 19, 2006 and 77,402 shares were issued on April 19, 2006. For these shares, the Company recorded a charge of $332,748 and $1,075,965 to research and development expense for the three months ended March 31, 2007 and 2006, respectively. The Company also recorded $321,844 and $284,281 to research and development for the cash portion of the work performed by PPG during the three months ended March 31, 2007 and 2006, respectively.
Also, in accordance with the OLED Materials Supply and Service Agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $27,952 and $67,503 to research and development expense for this activity during the three months ended March 31, 2007 and 2006, respectively.
Through the end of 2006, the Company was required under its agreements with PPG to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options were to vest one year following the date of grant and will expire 10 years from the date of grant. However, in connection with the transition to the Company of work being performed by the PPG development team, all outstanding options granted to PPG employees became vested as of December 31, 2006.

On December 30, 2005, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500 of the Company’s common stock at an exercise price of $10.51. During the quarter ended March 31, 2006 the Company recorded $95,393 in research and development costs related to these options. The Company determined the fair value of the options earned during the quarter ended March 31, 2006 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.39%, (2) no expected dividend yield, (3) contractual life of 10 years and (4) expected volatility of 77.59%.
In lieu of stock options, and consistent with awards made to the Company’s own employees, shares of stock were granted to certain PPG employees performing development services on the Company’s behalf in 2006. On January 9, 2007, the Company issued 1,500 shares of its common stock as a bonus to the PPG research and development team members for the year ended December 31, 2006. Accordingly, the Company accrued $21,915 as of December 31, 2006 in research and development costs relating to the issuance. The Company has no obligation to issue options or shares of stock to any PPG employees in 2007 or thereafter.
7. SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Losses on
	Series A		Common Stock		Paid-In	Available for	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2007	200,000	$2,000	31,385,408	$313,854	$199,505,981	$(82,846)	$(145,356,626)	$54,382,363
Exercise of common stock options and warrants (A)	—	—	162,288	1,623	1,152,162	—	—	1,153,785
Stock based employee compensation (B)	—	—	70,842	708	1,247,160	—	—	1,247,868
Issuance of common stock to Board of Directors and Scientific Advisory Board (C)	—	—	22,796	228	369,305	—	—	369,533
Issuance of common stock in connection with Development and License Agreements (D)	—	—	39,678	397	536,668	—	—	537,065
Unrealized gain on available-for-sales securities	—	—	—	—	—	55,754	—	55,754
Net loss	—	—	—	—	—	—	(4,583,801)	(4,583,801)

Comprehensive loss	—	—	—	—	—	—	—	(4,528,047)

BALANCE, MARCH 31, 2007	200,000	$2,000	31,681,012	$316,810	$202,811,276	$(27,092)	$(149,940,427)	$53,162,567

(A)	During the period ended March 31, 2007, the Company issued 162,288 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $1,153,785.

(B)	This includes $969,257 that was earned in a previous period and charged to expense when earned, but issued in 2007.

(C)	This includes $260,000 that was earned in a previous period and charged to expense when earned, but issued in 2007.

(D)	This includes $499,993 that was earned in a previous period and charged to expense when earned, but issued in 2007 (see Note 5).
8. STOCK-BASED COMPENSATION
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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through March 31, 2007, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.
During the three months ended March 31, 2007, the Company granted 2,750 common stock options to employees. The stock options vested immediately with an exercise price equal to 100% of the market price of the Company’s common stock on the date of grant. The fair value of the options granted during the three months ended March 31, 2007 was $18,583. For the three months ended March 31, 2007, compensation expense related to all outstanding common stock options was $165,287.
In addition, during the first quarter of 2007, the Company granted a total of 93,968 shares of restricted stock to employees and members of the Scientific Advisory Board. These shares of restricted stock had a value of $1,604,261 on the date of grant and will vest in equal increments over three years from the date of grant. For the three months ended March 31, 2007, the Company recorded as a compensation charge related to all restricted stock awards in general and administrative expense of $74,907 and in research and development expense of $72,502.
On March 31, 2007, the Company also issued a total of 5,000 shares of fully vested common stock to members of its Board of Directors as partial payment for services performed in the first quarter. The fair value of the shares issued of $75,450 was recorded as a compensation charge in general and administrative expense for the three months ended March 31, 2007.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2007 and 2006, the effects of the exercise of the combined outstanding stock options and warrants of 6,653,313 and 7,243,593 respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.
9. COMMITMENTS AND CONTINGENCIES
Commitments
Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC. See Note 4 for further explanation.
Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton University. See Note 4 for further explanation.
Patent Interference with Semiconductor Energy Laboratory Co., Ltd.
In June 2006, Patent Interference No. 105,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton University and the University of Southern California (the “Universities”). The dispute concerned U.S. Patent No. 6,734,457, which had been issued to SEL. The SEL patent claimed aspects of the Company’s phosphorescent OLED technology that the Company believes was disclosed and claimed in U.S. Application Serial No.10/913,211, which the Company exclusively licenses from the Universities. The Universities sought a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities were first-to-invent and their invention was made prior to that of SEL. Under the Company’s agreement with the Universities, the Company is required to pay all legal costs and fees associated with the interference proceeding.
An oral hearing in the matter was held before the Board of Patent Appeals and Interferences (the “BPAI”) of the USPTO on April 25, 2007. The following day, the BPAI issued a decision in favor of the Universities. The BPAI decision confirmed that the Universities were first-to-invent the subject matter of the interference and that the Universities’ invention is prior art to SEL’s patent. As a result, all claims of the SEL patent were canceled. SEL has two months to file an appeal from the BPAI decision.
Patent Opposition Initiated by Cambridge Display Technology, Ltd.
On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”) filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540 and 6,888,306, and to pending U.S. patent application 10/966,417, filed on October 15, 2004. These patents and patent applications relate to the Company’s flexible OLED technology. They are exclusively licensed to the Company by Princeton University, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.
The European Patent Office (the “EPO”) has set a date of May 12, 2007 for the Company to file a response to the facts and arguments presented by CDT in its Notice of Opposition. The response has now been substantially completed and will soon be ready for a timely filing. Since the Company is still in a relatively early stage of this proceeding, Company management cannot make any prediction as to the probable outcome of this opposition. However, based on preliminary analysis of the evidence presented, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.
Patent Opposition Initiated by Sumation Company, Ltd.
On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo Chemical Company and CDT, filed a Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”). The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828, 6,902,830 and 7,001,536, and to pending U.S. patent application 11/233,605, filed on September 22, 2005. These patents and patent application relate to the Company’s PHOLED technology. They are exclusively licensed to the Company by Princeton University, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO will not set a due date for the Company to file a response to the opposition until approximately one month after the August 2, 2007 expiration date of the opposition period. Until such time, other parties may file additional oppositions to the EP ‘238 patent. Accordingly, the due date for responding to the opposition will not be until late this year or early next year. The Company is in the process of reviewing the Notice of Opposition and preparing its response. At this time, Company management cannot make any prediction as to the probable outcome of this opposition. However, based on preliminary analysis of the evidence presented, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.
10. CONCENTRATION OF RISK
One customer accounted for 47% and 4% of consolidated revenue for the three months ended March 31, 2007 and 2006, respectively. Accounts receivable from this customer were $292,300 at March 31, 2007. Revenues from outside of North America represented 60% and 81% of the consolidated revenue for the three months ended March 31, 2007 and 2006, respectively.
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
As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by any disclosures in Item 1A. of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.
All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
OVERVIEW
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display, solid-state lighting and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, technology development and evaluation agreements and license fees and royalties. We anticipate that in the future revenues from licensing our intellectual property will become a more significant part of our revenue stream.
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $149,940,427 as of March 31, 2007.
We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding:
▪	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;

▪	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

▪	the timing of our customers’ introduction and discontinuance of OLED products;

▪	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

▪	the timing and financial consequences of our formation of new business relationships and alliances.
RESULTS OF OPERATIONS
We had a net loss of $4,583,801 (or $0.15 per diluted share) for the quarter ended March 31, 2007, compared to a net loss of $3,522,040 (or $0.12 per diluted share) for the same period in 2006. The increased loss was primarily due to increased research and development expenses and increased general and administrative expenses, as described below.
Our revenues were $3,014,630 for the quarter ended March 31, 2007, compared to $3,271,406 for the same period in 2006.
Our commercial chemical revenues and royalty and license revenues for the quarter ended March 31, 2007 were $1,313,000 and $127,900, respectively, compared to $398,479 and $930,846, respectively, for the corresponding period in 2006. In the quarter ended March 31, 2006, we entered into a material supply agreement with AU Optronics for the purchase of materials from us for use in specified OLED products. Based on the terms of that agreement, we recorded both commercial chemical sales and license fee revenues from our sales of materials under the agreement. AU Optronics discontinued manufacturing the product for which it ordered our materials in the third quarter of 2006, and we have not sold any materials to AU Optronics under the agreement since that time.
In the first quarter of 2007, commercial chemical sales represent sales of our PHOLED materials to Samsung SDI. We cannot accurately predict how long these material sales will continue, as Samsung SDI is purchasing material from us on a purchase order basis. Continued sales of our PHOLED materials to Samsung SDI will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.
We entered into a royalty-bearing patent license agreement with Samsung SDI in April 2005. We expect to receive royalty payments based on Samsung SDI’s commencement of sales of licensed products during the first quarter of 2007. However, we have not received any royalty payments in connection with this agreement as of March 31, 2007, since royalty payments are not due under the agreement until a period of time after the quarter during which royalty-bearing products are sold. We cannot accurately predict the timing and frequency of such payments due to the early stage of the OLED industry.
Our royalty and license revenue for the quarters ended March 31, 2007 and 2006 also included license fees recorded as a result of the patent license agreement with Samsung SDI, as well as a cross-license agreement executed with DuPont Displays, Inc. in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license fee revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont Displays, Inc.
We earned $1,114,524 in contract research revenue from the U.S. government for the quarter ended March 31, 2007, compared to $536,061 for the same period in 2006. The increase is mainly due to the timing of revenue recognition in connection with several programs that commenced in the second and third quarters of 2006.
We recognized $250,000 in technology development revenue for the quarter ended March 31, 2007 in connection with one technology development and evaluation agreement entered into in 2006, compared to $730,114 for the same period in 2006 in connection with four such agreements. The decrease is due to the completion of work under two of the technology development agreements in 2006. Also, we received a non-refundable payment for the continuation of one of the technology development agreements, which payment is creditable against future amounts payable under a commercial license agreement, if one is executed. Therefore, we have classified this payment as a deferred license fee rather than technology development revenue. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to the early stage of the OLED industry.
We earned $209,206 from sales of developmental chemicals in the quarter ended March 31, 2007, compared to $675,906 for the same period in 2006. The decrease was mainly due to a decrease in high-volume purchases of OLED materials from us by potential OLED display manufacturers for pre-commercial scale up and test marketing purposes. We cannot accurately predict the timing and frequency of such purchases from customers due to the early stage of the OLED industry and the different pre-commercial launch strategies of the various manufacturers planning to enter the OLED display market.
We incurred research and development expenses of $5,453,329 for the quarter ended March 31, 2007, compared to $4,843,176 for the same period in 2006. The increase was due mainly to:
▪	an increase of $433,954 in personnel costs;

▪	an increase of $627,987 in operating costs associated with our recent expansion of our New Jersey facility; and

▪	an increase of $237,452 in research and development legal expenses associated with patent application, prosecution, maintenance and defense costs.

The increase was offset by a decrease of $689,241 in amounts payable to PPG Industries due to the hiring of certain PPG employees as employees of ours.
General and administrative expenses were $2,353,514 for the quarter ended March 31, 2007, compared to $1,997,692 for the same period in 2006. The increase was mainly due to:
▪	an increase of $170,979 in personnel cost; and

▪	an increase of $177,086 in operating costs associated with operation of our expanded facility.
Interest income increased to $584,959 for the quarter ended March 31, 2007, compared to $474,390 for the same period in 2006. This increase resulted mainly from higher rates of return on investments during the first quarter of 2007.
Liquidity and Capital Resources
As of March 31, 2007, we had cash and cash equivalents of $24,524,178, short-term investments of $22,262,598 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $95,789, for a total of $46,882,565. This compares to cash and cash equivalents of $31,097,533, short-term investments of $17,957,752 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $42,770, for a total of $49,098,055, as of December 31, 2006. The overall decrease in cash and cash equivalents and short-term and long-term investments of $2,215,490 was primarily due to increased operating activities, offset to some extent by proceeds received from stock-purchase warrant and stock option exercises.
Cash used in operating activities was $3,294,814 for the quarter ended March 31, 2007, compared to $3,315,998 for the same period in 2006.
Working capital decreased to $36,728,567 as of March 31, 2007, from working capital of $37,422,740 as of December 31, 2006. The net decrease was due primarily to a decrease in cash which was used in operations.
We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations through at least the end of 2008.
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
Critical Accounting Policies
Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. There have been no changes in critical accounting policies to date in 2007.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our contractual obligations. There have been no significant changes in contractual obligations to date in 2007.
Off-Balance Sheet Arrangements
Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of off-balance sheet arrangements. As of March 31, 2007, we had no off-balance sheet arrangements.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Patent Interference with Semiconductor Energy Laboratory Co., Ltd.
In June 2006, Patent Interference No. 105,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton University and the University of Southern California (the “Universities”). The dispute concerned U.S. Patent No. 6,734,457, which had been issued to SEL. The SEL patent claimed aspects of our phosphorescent OLED technology that we believe was disclosed and claimed in U.S. Application Serial No.10/913,211, which we exclusively license from the Universities. The Universities sought a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities were first-to-invent and their invention was made prior to that of SEL. Under our agreement with the Universities, we are required to pay all legal costs and fees associated with the interference proceeding. An oral hearing in the matter was held before the Board of Patent Appeals and Interferences (the “BPAI”) of the USPTO on April 25, 2007. The following day, the BPAI issued a decision in favor of the Universities. The BPAI decision confirmed that the Universities were first-to-invent the subject matter of the interference and that the Universities’ invention is prior art to SEL’s patent. As a result, all claims of the SEL patent were canceled. SEL has two months to file an appeal from the BPAI decision.
Patent Opposition Initiated by Cambridge Display Technology, Ltd.
On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”) filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540 and 6,888,306, and to pending U.S. patent application 10/966,417, filed on October 15, 2004. These patents and patent applications relate to our flexible OLED technology. They are exclusively licensed to us by Princeton University, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding. The European Patent Office (the “EPO”) has set a date of May 12, 2007 for us to file a response to the facts and arguments presented by CDT in its Notice of Opposition. The response has now been substantially completed and will soon be ready for a timely filing. Since we are still in a relatively early stage of this proceeding, we cannot make any prediction as to the probable outcome of this opposition. However, based on our preliminary analysis of the evidence presented, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.
Patent Opposition Initiated by Sumation Company, Ltd.
On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo Chemical Company and CDT, filed a Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”). The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828, 6,902,830 and 7,001,536, and to pending U.S. patent application 11/233,605, filed on September 22, 2005. These patents and patent application relate to our PHOLED technology. They are exclusively licensed to us by Princeton University, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The EPO will not set a due date for us to file a response to the opposition until approximately one month after the August 2, 2007 expiration date of the opposition period. Until such time, other parties may file additional oppositions to the EP ‘238 patent. Accordingly, the due date for responding to the opposition will not be until late this year or early next year. We are in the process of reviewing the Notice of Opposition and preparing our response. At this time, we cannot make any prediction as to the probable outcome of this opposition. However, based on our preliminary analysis of the evidence presented, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.
ITEM 1A. RISK FACTORS
A recent U.S. Supreme Court decision may raise the standards for all patent applicants and holders for patentability.
On April 30, 2007, the U.S. Supreme Court, in KSR International Co. vs. Teleflex, Inc., mandated a more expansive and flexible approach towards a determination as to whether a patent is obvious and invalid. This ruling may make it more difficult for patent holders to maintain patents. At the present time, we are unable to predict the impact, if any, that this recent ruling will have on our currently issued or future patents. As a result of the Supreme Court ruling, it may be more difficult for us to defend our currently issued patents or to obtain additional patents in the future. If we are unable to defend our currently issued patents, or to obtain new patents for any reason, our business could suffer.
In addition to the other information contained in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 in evaluating our operating results and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2007, we issued an aggregate of 108,301 unregistered shares of our common stock. Of this amount, 37,075 shares were issued to Motorola, Inc. in partial satisfaction of our obligation to pay minimum royalties to Motorola under our license agreement with them. The remaining 71,226 shares were issued upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $6.58 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.
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

UNIVERSAL DISPLAY CORPORATION

Date: May 9, 2007	By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer