Form 10-Q
period 2007-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2007-08-09
CIK 1005284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

     As of August 3, 2007, the registrant had outstanding 34,910,246 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,495,627	$31,097,533
Short-term investments	22,747,530	17,957,752
Accounts receivable	1,837,673	2,113,263
Inventory	2,209	30,598
Other current assets	739,044	606,267

Total current assets	86,822,083	51,805,413
PROPERTY AND EQUIPMENT, net	13,474,034	14,074,093
ACQUIRED TECHNOLOGY, net	5,471,952	6,319,488
INVESTMENTS	95,940	42,770
OTHER ASSETS	94,772	89,772

TOTAL ASSETS	$105,958,781	$72,331,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,800,554	$1,808,869
Accrued expenses	3,039,027	5,245,536
Deferred license fees	7,178,267	7,178,268
Deferred revenue	650,000	150,000

Total current liabilities	12,667,848	14,382,673
DEFERRED LICENSE FEES	2,710,700	2,966,500
DEFERRED REVENUE	568,605	600,000

Total liabilities	15,947,153	17,949,173

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock authorized and none outstanding	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 34,875,962 and 31,385,408 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	348,760	313,854
Additional paid-in-capital	244,821,277	199,505,981
Unrealized loss on available for sale securities	(44,611)	(82,846)
Accumulated deficit	(155,115,798)	(145,356,626)

Total shareholders’ equity	90,011,628	54,382,363

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,958,781	$72,331,536

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
REVENUE:
Contract research revenue	$1,305,246	$901,529
Development chemical revenue	366,998	296,624
Commercial chemical revenue	229,631	336,365
Royalty and license revenue	163,295	807,185
Technology development revenue	250,000	667,613

Total revenue	2,315,170	3,009,316

OPERATING EXPENSES:
Cost of chemicals sold	165,039	72,473
Research and development	5,543,824	5,388,686
General and administrative	2,568,217	2,234,535
Royalty and license expense	36,595	166,794

Total operating expenses	8,313,675	7,862,488

Operating loss	(5,998,505)	(4,853,172)
INTEREST INCOME	823,739	544,626
INTEREST EXPENSE	(605)	(4,105)

NET LOSS	$(5,175,371)	$(4,312,651)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.16)	$(0.14)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	33,143,347	30,982,309

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,

	2007	2006
REVENUE:
Contract research revenue	$2,419,770	$1,437,590
Development chemical revenue	576,204	972,530
Commercial chemical revenue	1,542,631	734,844
Royalty and license revenue	291,195	1,738,031
Technology development revenue	500,000	1,397,727

Total revenue	5,329,800	6,280,722

OPERATING EXPENSES:
Cost of chemicals sold	446,588	308,810
Research and development	10,997,153	10,231,862
General and administrative	4,921,731	4,232,227
Royalty and license expense	131,593	353,319

Total operating expenses	16,497,065	15,126,218

Operating loss	(11,167,265)	(8,845,496)
INTEREST INCOME	1,408,698	1,019,016
INTEREST EXPENSE	(605)	(8,211)

NET LOSS	$(9,759,172)	$(7,834,691)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.30)	$(0.26)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	32,338,358	30,508,972

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,759,172)	$(7,834,691)
Non-cash charges to statement of operations:
Depreciation	920,179	902,613
Amortization of intangibles	847,536	847,535
Amortization of premium and discount on investments	(116,351)	(71,031)
Stock-based employee compensation	555,687	430,882
Stock-based non-employee compensation	9,497	105,011
Non-cash expense under a Development Agreement	536,102	1,955,101
Stock-based compensation to Board of Directors and Scientific Advisory Board	228,911	—
(Increase) decrease in assets:
Accounts receivable	275,590	(589,484)
Inventory	28,389	(61,556)
Other current assets	(132,777)	(203,435)
Other assets	(5,000)	(5,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(475,921)	(275,593)
Deferred license fees	(255,801)	494,200
Deferred revenue	468,605	(1,310,227)

Net cash used in operating activities	(6,874,526)	(5,615,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(320,120)	(1,569,252)
Purchases of investments	(17,548,363)	(11,300,639)
Proceeds from sale of investments	12,860,000	7,753,000

Net cash used in investing activities	(5,008,483)	(5,116,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	38,029,023	—
Proceeds from the exercise of common stock options and warrants	4,252,080	5,273,300

Net cash provided by financing activities	42,281,103	5,273,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,398,094	(5,459,266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,097,533	30,654,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,495,627	$25,194,983

The following non-cash activities occurred:

Unrealized gain (loss) on available-for-sale securities	$38,235	$(1,058)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	260,000	588,200
Common stock issued to employees that was earned in a previous period	956,994	838,854
Common stock issued for royalties that was earned in a previous period	499,993	—
Common stock issued under a Development Agreement that was earned in a previous period	21,915	22,515

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (“Princeton”), the University of Southern California (“USC”), the University of Michigan (“Michigan”), Motorola, Inc. (“Motorola”) and PPG Industries, Inc. (“PPG”), the Company has established a significant portfolio of proprietary OLED technologies and materials (Note 4, 5 and 6).

The Company conducts a substantial portion of its OLED technology and material development activities at its technology development and transfer facility in Ewing, New Jersey. The Company also leases approximately 850 square feet of office space in Coeur d’Alene, Idaho.

2. BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations and financial position.

In June 2007, the FASB approved Emerging Issues Task Force Issue No. 07-03 (“Issue No. 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of Issue No. 07-03 to have a material impact on its results of operations and financial position.

Adjustment of Prior Year Consolidated Financials Statements

Certain prior year amounts have been adjusted to conform to the current year presentation. The adjustment results in an increase in reported cost of chemicals sold and a reduction in research and development expenses by $27,540 and $185,436 for the three and six months ended June 30, 2006, respectively. The adjustment had no impact on the Company’s balance sheet, reported net loss or cash flows.

3. CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

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

Investments at June 30, 2007 and December 31, 2006 consist of the following:

		Unrealized		Market Value
Investment Classification	Cost	Gains	(Losses)	Aggregate Fair
June 30, 2007-
Certificates of deposit	$12,376,000	$—	$(31,847)	$12,344,153
US Government bonds	10,512,081	1,073	(13,837)	10,499,317

	$22,888,081	$1,073	$(45,684)	$22,843,470

December 31, 2006-
Certificates of deposit	$11,243,000	$—	$(79,070)	$11,163,930
US Government bonds	6,840,368	668	(4,444)	6,836,592

	$18,083,368	$668	$(83,514)	$18,000,522

4. RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

The Company has funded OLED technology research at Princeton and, on a subcontractor basis, at USC, under a Research Agreement executed with Princeton in August 1997 (as amended, the “1997 Research Agreement”). In April 2002, the 1997 Research Agreement was amended to provide for, among other things, an additional five-year term, which expired July 31, 2007. Payments to Princeton under this agreement are charged to research and development expenses as they become due. The Company has paid $3,571,226 to Princeton under the 1997 Research Agreement. Although the payments were charged to expense when they became due, the actual work performed by Princeton and USC did not always equate to the fixed amounts actually paid for each period. In the third quarter of 2006, Princeton refunded $1,011,358 to the Company for cumulative amounts overpaid under the 1997 Research Agreement. The Company recorded the refund as an offset to research and development expenses.

On October 9, 1997, the Company, Princeton and USC entered into an Amended License Agreement under which Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton and USC under the 1997 Research Agreement (as amended, the “1997 Amended License Agreement”). Under this agreement, the Company is required to pay Princeton royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $71,581 of royalty expense in connection with the agreement for the six months ended June 30, 2007.

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

In January 2006, the Principal Investigator conducting research at Princeton under the 1997 Research Agreement transferred to Michigan. As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan. Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton under the 1997 Research Agreement offset any amounts the Company is obligated to pay USC under the 2006 Research Agreement. Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred. Through the period ended June 30, 2007, the Company has incurred $651,601 in research and development expense under the 2006 Research Agreement.

In connection with entering into the 2006 Research Agreement, the Company amended the 1997 Amended License Agreement to include Michigan as a party to that agreement effective as of January 1, 2006. Under this amendment, Princeton, USC and Michigan have granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed under the 2006 Research Agreement. The financial terms of the 1997 Amended License Agreement were not impacted by this amendment.

5. ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. (“PD-LD”) and Motorola. These intangible assets consist of the following:

	June 30,	December 31,
	2007	2006
PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(11,478,766)	(10,631,230)

Acquired technology, net	$5,471,952	$6,319,488

On July 19, 2000, the Company, PD-LD, its president Dr. Vladimir Ban and Princeton entered into a Termination, Amendment and License Agreement whereby the Company acquired all PD-LD’s rights to certain issued and pending OLED technology patents in exchange for 50,000 shares of the Company’s common stock. Pursuant to this transaction, these patents were included in the patent rights exclusively licensed to the Company by Princeton under the 1997 Amended License Agreement. The acquisition of these patents had a fair value of $1,481,250.

On September 29, 2000, the Company entered into a License Agreement with Motorola. Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED product manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500), 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750) and a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. This warrant became exercisable on September 29, 2001, and will remain exercisable until September 29, 2008. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology.

The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of the Company’s common stock as a finder’s fee in connection with the Motorola transaction. This warrant was granted with an exercise price of $21.60 per share, was exercisable immediately and will remain exercisable until September 29, 2007. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility and (4) zero expected dividend yield. In addition, the Company incurred $25,750 of direct cash transaction costs that have been included in the cost of the acquired technology. In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola.

Amortization expense was $847,536 for the six months ended June 30, 2007 and $847,535 for the same period in 2006. For each of the years 2007 through 2009, amortization expense will be $1,695,072 and for 2010 amortization expense will be $1,234,272.

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

The Company was required to pay Motorola minimum royalties of $1,000,000 for the two-year period ended on December 31, 2006. In satisfaction of this obligation, the Company issued to Motorola 37,075 shares of the Company’s common stock, valued at $499,993, and paid Motorola $500,007 in cash. For the six months ended June 30, 2007, the Company accrued $55,012 of royalty expense in connection with the Motorola License Agreement.  The Company is no longer subject to a minimum royalty obligation under this agreement.

6. EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS

On October 1, 2000, the Company entered into a five-year Development and License Agreement (“Development Agreement”) and a seven-year Supply Agreement (“Supply Agreement”) with PPG. Under the Development Agreement, a team of PPG scientists and engineers assisted the Company in developing its proprietary OLED materials and supplied the Company with these materials for evaluation purposes. Under the Supply Agreement, PPG supplied the Company with its proprietary OLED materials that were intended for resale to customers for commercial purposes.

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

The Company issued to PPG 37,694 and 122,844 shares of the Company’s common stock as consideration for services provided by PPG under the OLED Materials Supply and Service Agreement during the six months ended June 30, 2007 and 2006, respectively. Of these shares, 35,091 shares were issued on April 16, 2007, 3,660 shares were issued on October 19, 2006 and 119,184 shares were issued on April 19, 2006. For these shares, the Company recorded a charge of $536,102 and $1,707,669 to research and development expense for the six months ended June 30, 2007 and 2006, respectively. The Company also recorded $539,350 and $727,496 to research and development expense for the cash portion of the work performed by PPG during the six months ended June 30, 2007 and 2006, respectively.

Also, in accordance with the OLED Materials Supply and Service Agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $265,726 and $98,516 to research and development expense for this activity during the six months ended June 30, 2007 and 2006, respectively.

Through the end of 2006, the Company was required under its agreements with PPG to grant options to purchase the Company’s common stock to PPG employees performing development services for the Company, in a manner consistent with that for issuing options to its own employees. Subject to certain contingencies, these options were to vest one year following the date of grant and will expire 10 years from the date of grant. However, in connection with a transition to the Company in 2006 of all work being performed by the PPG development team, all outstanding options granted to PPG employees became vested as of December 31, 2006.

On December 30, 2005, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500 shares of the Company’s common stock at an exercise price of $10.51. In April 2006, the Company hired several PPG employees as full-time employees of the Company. As a result of these hirings, the Company accelerated the vesting of 18,500 of the options granted on December 30, 2005. Accordingly, the Company recorded $225,882 in research and development costs related to these options for the period ended June 30, 2006. The Company also recorded $72,428 in research and development costs for the remaining 13,000 options for the period ended June 30, 2006. The Company determined the fair value of the options earned during the periods ended June 30, 2006 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.39-5.07%, (2) no expected dividend yield, (3) contractual life of 10 years and (4) expected volatility of 77.18-77.59%, respectively.

In lieu of stock options, and consistent with awards made to the Company’s own employees, shares of stock were granted to certain PPG employees performing development services on the Company’s behalf during 2006. On January 9, 2007, the Company issued 1,500 shares of its common stock as a bonus to these PPG research and development team members for the year ended December 31, 2006. Accordingly, the Company accrued $21,915 as of December 31, 2006 in research and development costs relating to the issuance. The Company has no obligation to issue options or shares of stock to any PPG employees in 2007 or thereafter.

7. SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Loss on
	Series A		Common Stock		Paid-In	Available for	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2007	200,000	$2,000	31,385,408	$313,854	$199,505,981	$(82,846)	$(145,356,626)	$54,382,363
Issuance of common stock through public offering, net of expenses of $2,570,977(A)	—	—	2,800,000	28,000	38,001,023	—	—	38,029,023
Exercise of common stock options and warrants(B)	—	—	518,415	5,184	4,246,896	—	—	4,252,080
Stock-based employee compensation (C)	—	—	68,074	681	1,512,000	—	—	1,512,681
Stock-based non-employee compensation					9,497			9,497
Issuance of common stock to Board of Directors and Scientific Advisory Board (D)	—	—	27,796	278	488,633	—	—	488,911
Issuance of common stock in connection with Development and License Agreements (E)	—	—	76,269	763	1,057,247	—	—	1,058,010
Unrealized gain on available-for-sales securities	—	—	—	—	—	38,235	—	38,235
Net loss	—	—	—	—	—	—	(9,759,172)	(9,759,172)

Comprehensive loss	—	—	—	—	—	—	—	(9,720,937)

BALANCE, JUNE 30, 2007	200,000	$2,000	34,875,962	$348,760	$244,821,277	$(44,611)	$(155,115,798)	$90,011,628

(A)
In May 2007, the Company sold 2,800,000 shares of common stock through a public offering at $14.50 per share. The offering resulted in net proceeds to the Company of $38,029,023, net of $2,570,977 in associated costs.

(B)	During the six months ended June 30, 2007, the Company issued 518,415 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $4,252,080.
(C)	Includes $956,994 that was earned in a previous period and charged to expense when earned, but issued in 2007.
(D)	Includes $260,000 that was earned in a previous period and charged to expense when earned, but issued in 2007.
(E)	Includes $521,908 that was earned in a previous period and charged to expense when earned, but issued in 2007 (see Notes 5 and 6).

8. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective transition method. SFAS No. 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006, and for all share payments issued to employees prior to January 1, 2006 that remain unvested. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The adoption of SFAS No. 123R did not change the Company’s accounting for stock-based payments issued to non-employees.

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through June 30, 2007, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the six months ended June 30, 2007, the Company granted 4,750 common stock options to employees. These stock options vested immediately and had exercise prices equal to 100% of the market price of the Company’s common stock on the date of grant. The fair value of the options granted during the six months ended June 30, 2007 was $35,650. For the six months ended June 30, 2007, compensation expense related to all outstanding common stock options was $312,848.

In addition, during the six months ended June 30, 2007, the Company granted a total of 116,394 shares of restricted stock to employees and members of the Scientific Advisory Board. These shares of restricted stock had a value of $1,705,001 on the date of grant and will vest in equal increments over three years from the date of grant. For the six months ended June 30, 2007, the Company recorded as compensation charges related to all restricted stock awards a general and administrative expense of $158,745 and a research and development expense of $159,005.

On each of March 31, 2007 and June 30, 2007, the Company issued 5,000 shares of fully vested common stock to members of its Board of Directors as partial payment for services performed for the three-month periods ending on such dates. The fair value of the shares issued was $154,000, which was recorded as a compensation charge in general and administrative expense for the six months ended June 30, 2007.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months ended June 30, 2007 and 2006, the effects of the exercise of the combined outstanding stock options and warrants of 6,275,067 and 6,983,751, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

9. COMMITMENTS AND CONTINGENCIES

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC. See Note 4 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 4 for further explanation.

Patent Interference Concerning U.S. Patent No. 6,734,457

In June 2006, Patent Interference No. 105,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton and USC (the “Universities”). The dispute concerned U.S. Patent No. 6,734,457, which had been issued to SEL. The SEL patent claimed aspects of the Company’s phosphorescent OLED technology that the Company believes was disclosed and claimed in U.S. Application Serial No.10/913,211, which the Company exclusively licenses from the Universities. The Universities sought a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities were first-to-invent and their invention was made prior to that of SEL. Under the Company’s agreement with the Universities, it was required to pay all legal costs and fees associated with the interference proceeding.

An oral hearing in the matter was held before the Board of Patent Appeals and Interferences (the “BPAI”) of the USPTO on April 25, 2007. The following day, the BPAI issued a decision in favor of the Universities. The BPAI decision confirmed that the Universities were first-to-invent the subject matter of the interference and that the Universities’ invention is prior art to SEL’s patent. As a result, all claims of the SEL patent were canceled. SEL has not sought to appeal from the BPAI decision, and Company management expects that the proceeding will soon be formally terminated.

Notice of Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”) filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540 and 6,888,306, and to pending U.S. patent application 10/966,417, filed on October 15, 2004. These patents and patent applications relate to the Company’s flexible OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The European Patent Office (the “EPO”) set a date of May 12, 2007 for the Company to file a response to the facts and arguments presented by CDT in its Notice of Opposition. The Company filed this response in a timely manner and is now awaiting a reply from CDT. Since the Company is still in the early stages of this proceeding, Company management cannot make any prediction as to the probable outcome of this opposition. However, based on the Company’s preliminary analysis of the evidence presented, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Notices of Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo Chemical Company and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”). The EP ‘238 patent, which issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828, 6,902,830 and 7,001,536, and to pending U.S. patent application 11/233,605, filed on September 22, 2005. These patents and patent application relate to the Company’s PHOLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

Two other parties also filed oppositions to the EP ‘238 patent just prior to the August 2, 2007 filing deadline.  On July 24, 2007, Merck Patent GmbH, of Darmstadt, Germany, filed a second Notice of Opposition to the EP ‘238 patent, and on July 27, 2007, BASF Aktiengesellschaft, of Mannheim, Germany, filed a third Notice of Opposition to the EP ‘238 patent.

The next step is for the EPO to set a due date for the Company to file its responses to the oppositions. Company management anticipates that this due date will be in late 2007 or early 2008. Company management is in the process of reviewing each Notice of Opposition and preparing its response to each. There appears to be considerable overlap in the prior art evidence relied upon in each Opposition. It is Company management’s understanding that the three Oppositions will likely be combined by the EPO and then handled in a single proceeding.  At this time, Company management cannot make any prediction as to the probable outcome of these oppositions to the EP ‘238 patent. However, based on the Company’s preliminary analysis of the evidence presented, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

10. CONCENTRATION OF RISK

All contract research revenue has been derived from contracts with United States government agencies.

Two non-government customers accounted for 44% and 12% of consolidated revenue for the six months ended June 30, 2007 and 2006, respectively. Accounts receivable from these customers were $227,550 at June 30, 2007. Revenues from outside of North America represented 52% and 75% of consolidated revenue for the six months ended June 30, 2007 and 2006, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by any disclosures in Item 1A. of Part II of our Quarterly Report for the quarter ended March 31, 2007 and in Item 1A. of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $155,115,798 as of June 30, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We had a net loss of $5,175,371 (or $0.16 per diluted share) for the quarter ended June 30, 2007, compared to a net loss of $4,312,651 (or $0.14 per diluted share) for the same period in 2006. The increased loss was primarily due to decreased revenues and increased general and administrative expenses, as described below.

Our revenues were $2,315,170 for the quarter ended June 30, 2007, compared to $3,009,316 for the same period in 2006.

Our commercial chemical sales and royalty and license revenues for the quarter ended June 30, 2007 were $229,631 and $163,295, respectively, compared to $336,365 and $807,185, respectively, for the corresponding period in 2006.  Almost all of our commercial chemical sales revenue for the quarter ended June 30, 2007 was from sales of our materials to Samsung SDI Co., Ltd. (“Samsung SDI”).  During the same period in 2006, we recorded most of our commercial chemical sales revenues, as well as our license revenues, from sales of our materials to AU Optronics Corporation (“AUO”).  As previously discussed, AUO discontinued manufacturing the product for which it ordered our materials in the third quarter of 2006, and we have not sold any commercial chemicals to AUO since that time. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

During the quarter ended June 30, 2007, we entered into new commercial supply agreements with two OLED display manufacturers, Chi Mei EL Corporation (“CMEL”) and LG.Philips LCD Co., Ltd. (“LPL”).  These agreements are similar to the commercial supply agreement we had entered into with AUO, in that we will record both commercial chemical sales and license revenues from sales of our materials under the agreements.  A small portion of our commercial chemical and license revenues for the quarter ended June 30, 2007 were from sales of our materials to CMEL.  We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We recorded royalty revenue of $31,395 from Samsung SDI for the quarter ended June 30, 2007, with no corresponding revenues from Samsung SDI for the same period of 2006. This revenue represents royalties received under our patent license agreement with Samsung SDI, which we entered into in April 2005. Our royalty and license revenue for each of the quarters ended June 30, 2007 and 2006 also included license fees of $127,900.  These revenues were from our patent license agreement with Samsung SDI, as well as the cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the life of the agreement with Samsung SDI and over 10 years with DuPont.

We earned $1,305,246 in contract research revenue from the U.S. government for the quarter ended June 30, 2007, compared to $901,529 for the same period in 2006. The increase was mainly due to the timing of revenue recognition in connection with several new and continuing government programs that commenced during the second and third quarters of 2006.

We recognized $250,000 in technology development revenue for the quarter ended June 30, 2007 in connection with one technology development and evaluation agreement that we entered into in 2006.  This compares to $667,613 in technology development revenue for the same period in 2006, which was in connection with four such agreements. The decrease was due to the completion of work under three of these technology development agreements in 2006. Also, we received a non-refundable payment for the continuation of one of the technology development agreements, which payment is creditable against future amounts payable under a commercial license agreement, if one is executed. Therefore, we have recorded this payment as a deferred license fee rather than technology development revenue. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to the early stage of the OLED industry.

We earned $366,998 from sales of developmental chemicals during the quarter ended June 30, 2007, compared to $296,624 for the same period in 2006. The increase was mainly due to an increased volume of purchases of OLED materials by potential OLED display manufacturers for pre-commercial scale up and test marketing purposes. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We incurred research and development expenses of $5,543,824 for the quarter ended June 30, 2007, compared to $5,388,686 for the same period in 2006.  The increase was mainly due to increased operating costs associated with the expansion of our New Jersey facility and increased legal expenses associated with patent application, prosecution, maintenance and defense costs, offset to some extent by a decrease in amounts payable to PPG as a result of our hiring certain PPG employees (see Note 6 to the Notes to Consolidated Financial Statements).

General and administrative expenses were $2,568,217 for the quarter ended June 30, 2007, compared to $2,234,535 for the same period in 2006. The increase in general and administrative expenses was mainly due to increased personnel costs and a change in the timing of payments to independent members of our Board of Directors.

Interest income increased to $823,739 for the quarter ended June 30, 2007, compared to $544,626 for the same period in 2006. This increase resulted mainly from higher rates of return on investments during the second quarter of 2007, as well as an increase in funds received from a common stock offering we completed in May 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We had a net loss of $9,759,172 (or $0.30 per diluted share) for the six months ended June 30, 2007, compared to a net loss of $7,834,691 (or $0.26 per diluted share) for the same period in 2006. The increased loss was primarily due to decreased revenues and increased operating expenses, as described below.

Our commercial chemical revenue and royalty and license revenues for the six months ended June 30, 2007 were $1,542,631 and $291,195, respectively, compared to $734,844 and $1,738,031, respectively, for the corresponding period in 2006. Almost all of our commercial chemical revenue for the six months ended June 30, 2007 was from sales of our materials to Samsung SDI.  During the same period in 2006, we recorded most of our commercial chemical revenue, as well as our license revenues, from sales of our materials to AUO.  As previously indicated, we have not sold any commercial chemicals to AUO since the third quarter of 2006. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We recorded royalty revenue of $31,395 from Samsung SDI for the six months ended June 30, 2007, with no corresponding revenues from Samsung SDI for the same period of 2006. Under our patent license agreement with Samsung SDI, we receive royalty reports a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the six months ended June 30, 2007 represents only royalties earned during the first quarter of 2007.

Our royalty and license revenue for each of the six-month periods ended June 30, 2007 and 2006 also included license fees of $255,800.  These revenues were from our patent license agreement with Samsung SDI and our cross-license agreement with DuPont.

We earned $2,419,770 in contract research revenue from the U.S. government for the six months ended June 30, 2007, compared to $1,437,590 for the same period in 2006. The increase was mainly due to the recognition of revenue on several new and continuing government programs that commenced during the second and third quarters of 2006.

We recognized $500,000 in technology development revenue for the six months ended June 30, 2007 in connection with one technology development and evaluation agreement that we entered into in 2006.  This compares to $1,397,727 in technology development revenue for the same period in 2006, which was in connection with four such agreements. The decrease was due to the completion of work under three of these technology development agreements in 2006. Also, we received a non-refundable payment for the continuation of one of the technology development agreements, which payment is creditable against future amounts payable under a commercial license agreement, if one is executed. Therefore, we have recorded this payment as a deferred license fee rather than technology development revenue. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to the early stage of the OLED industry.

We earned $576,204 from sales of developmental chemicals during the six months ended June 30, 2007, compared to $972,530 for the same period in 2006. The decrease was mainly due to a decrease in high-volume purchases of OLED materials from us by potential OLED display manufacturers for pre-commercial scale up and test marketing purposes. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We incurred research and development expenses of $10,997,153 for the six months ended June 30, 2007, compared to $10,231,862 for the same period in 2006. The increase was mainly due to increased personnel costs, increased direct materials and subcontract costs resulting from efforts on our government programs, increased operating costs associated with the expansion of our New Jersey facility and increased legal expenses associated with patent application, prosecution, maintenance and defense costs, offset to some extent by a decrease in amounts payable to PPG as a result of our hiring certain PPG employees (see Note 6 to the Notes to Consolidated Financial Statements).

General and administrative expenses were $4,921,731 for the six months ended June 30, 2007, compared to $4,232,227 for the same period in 2006. The increase was mainly due to increased personnel costs and a change in the timing of payments to independent members of our Board of Directors.

Interest income increased to $1,408,698 for the six months ended June 30, 2007, compared to $1,019,016 for the same period in 2006.  This increase resulted mainly from higher rates of return on investments during the second quarter of 2007, as well as an increase in funds received from a common stock offering we completed in May 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $61,495,627, short-term investments of $22,747,530 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $95,940, for a total of $84,339,097. This compares to cash and cash equivalents of $31,097,533, short-term investments of $17,957,752 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $42,770, for a total of $49,098,055, as of December 31, 2006. The overall increase in cash and cash equivalents and short-term and long-term investments of $35,241,042 was primarily due to proceeds received from the common stock offering we completed in May 2007, as described below.

Cash used in operating activities was $6,874,526 for the six months ended June 30, 2007, compared to $5,615,675 for the same period in 2006. The increase in the use of cash is due mainly to the decrease in revenues and increase in operating expenses.

Cash provided by financing activities was $42,281,103 for the six months ended June 30, 2007, compared to $5,273,300 for the same period in 2006.  The increase was mainly due to the completion of our common stock offering in May 2007.

In May 2007, we completed a public offering of 2,800,000 shares of our common stock at a price of $14.50 per share.  The offering resulted in proceeds to us of $38,029,023, net of $2,570,977 in underwriting discounts and commissions and other costs associated with completion of the offering.

Working capital increased to $74,154,235 as of June 30, 2007, from working capital of $37,422,740 as of December 31, 2006.  Again, this increase was mainly due to proceeds from our common stock offering in May 2007.

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

We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options. It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain, maintain and enforce patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all.

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

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of off-balance sheet arrangements. As of June 30, 2007, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Interference Concerning U.S. Patent No. 6,734,457

In June 2006, Patent Interference No. 105,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton and USC (the “Universities”). The dispute concerned U.S. Patent No. 6,734,457, which had been issued to SEL. The SEL patent claimed aspects of our phosphorescent OLED technology that we believe were disclosed and claimed in U.S. Application Serial No.10/913,211, which we exclusively license from the Universities. The Universities sought a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities were first-to-invent and their invention was made prior to that of SEL. Under our agreement with the Universities, we were required to pay all legal costs and fees associated with the interference proceeding.

An oral hearing in the matter was held before the Board of Patent Appeals and Interferences (the “BPAI”) of the USPTO on April 25, 2007. The following day, the BPAI issued a decision in favor of the Universities. The BPAI decision confirmed that the Universities were first-to-invent the subject matter of the interference and that the Universities’ invention is prior art to SEL’s patent. As a result, all claims of the SEL patent were canceled. SEL has not sought to appeal from the BPAI decision, and we expect that the proceeding will soon be formally terminated.

Notice of Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”) filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540 and 6,888,306, and to pending U.S. patent application 10/966,417, filed on October 15, 2004. These patents and patent applications relate to our flexible OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The European Patent Office (the “EPO”) set a date of May 12, 2007 for us to file a response to the facts and arguments presented by CDT in its Notice of Opposition. We filed this response in a timely manner and are now awaiting a reply from CDT. Since we are still in the early stages of this proceeding, we cannot make any prediction as to the probable outcome of this opposition. However, based on our preliminary analysis of the evidence presented, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Notices of Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo Chemical Company and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”). The EP ‘238 patent, which issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828, 6,902,830 and 7,001,536, and to pending U.S. patent application 11/233,605, filed on September 22, 2005. These patents and patent application relate to our PHOLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

Two other parties also filed oppositions to the EP ‘238 patent just prior to the August 2, 2007 filing deadline.  On July 24, 2007, Merck Patent GmbH, of Darmstadt, Germany, filed a second Notice of Opposition to the EP ‘238 patent, and on July 27, 2007, BASF Aktiengesellschaft, of Mannheim, Germany, filed a third Notice of Opposition to the EP ‘238 patent.

The next step is for the EPO to set a due date for us to file our responses to the oppositions. We anticipate that this due date will be in late 2007 or early 2008. We are in the process of reviewing each Notice of Opposition and preparing our response to each. There appears to be considerable overlap in the prior art evidence relied upon in each Opposition. It is our understanding that the three Oppositions will likely be combined by the EPO and then handled in a single proceeding.  At this time, we cannot make any prediction as to the probable outcome of these oppositions to the EP ‘238 patent. However, based on our preliminary analysis of the evidence presented, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we issued an aggregate of 233,268 unregistered shares of our common stock. Of this amount, 39,625 shares were issued to PPG in return for services provided by PPG under our OLED Material Supply and Service Agreement. The remaining 193,643 shares were issued upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $9.92 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2007 Annual Meeting of Shareholders on June 21, 2007.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The number of votes represented at the annual meeting, in person or by proxy, was 26,602,859. In determining this number, abstentions and shares held by brokers who have notified us that they lack voting authority with respect to any matter (referred to herein as “broker non-votes”) were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

1. Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD	Percentage FOR of Total Votes Cast*
Steven V. Abramson	26,168,344	434,515	98.4
Leonard Becker	26,521,535	81,324	99.7
Elizabeth H. Gemmill	26,527,393	75,466	99.7
C. Keith Hartley	26,532,664	70,195	99.7
Lawrence Lacerte	26,537,531	65,328	99.8
Sidney D. Rosenblatt	23,973,420	2,629,439	90.1
Sherwin I. Seligsohn	24,275,830	2,327,029	91.3

* Broker non-votes are not considered votes “cast” with respect to the election of directors.

2. Proposal to Ratify the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2007. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

Number of Votes FOR	Number of Votes AGAINST	Number of ABSTENTIONS	Percentage FOR of Total Votes Cast*
26,536,423	46,719	19,717	99.8

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

Exhibit
Number	Description

10.1+*	Commercial Supply Agreement between the registrant and Chi Mei EL Corporation, entered into on April 24, 2007.

10.2+*	Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd., entered into on May 23, 2007.

31.1*	Certifications of Sherwin I. Seligsohn, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date:           August 9, 2007                                                                      By:           /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer