Form 10-Q
period 2007-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2007-11-08
CIK 1005284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of November 1, 2007, the registrant had outstanding 35,267,456 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,605,836	$31,097,533
Short-term investments	23,057,973	17,957,752
Accounts receivable	2,489,838	2,113,263
Inventory	2,209	30,598
Other current assets	745,936	606,267

Total current assets	86,901,792	51,805,413
PROPERTY AND EQUIPMENT, net	13,388,135	14,074,093
ACQUIRED TECHNOLOGY, net	5,048,184	6,319,488
INVESTMENTS	—	42,770
OTHER ASSETS	82,272	89,772

TOTAL ASSETS	$105,420,383	$72,331,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,233,927	$1,808,869
Accrued expenses	3,703,177	5,245,536
Deferred license fees	7,178,268	7,178,268
Deferred revenue	550,000	150,000

Total current liabilities	12,665,372	14,382,673
DEFERRED LICENSE FEES	2,582,800	2,966,500
DEFERRED REVENUE	552,554	600,000

Total liabilities	15,800,726	17,949,173

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000), 300,000 shares of Series B Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series C-1 Convertible Preferred Stock authorized and none outstanding, 5,000 shares of Series D Convertible Preferred Stock authorized and none outstanding	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 35,117,615 and 31,385,408 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	351,176	313,854
Additional paid-in-capital	247,359,526	199,505,981
Unrealized loss on available for sale securities	(16,682)	(82,846)
Accumulated deficit	(158,076,363)	(145,356,626)

Total shareholders’ equity	89,619,657	54,382,363

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,420,383	$72,331,536

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
REVENUE:
Contract research revenue	$1,229,306	$1,328,109
Development chemical revenue	229,774	492,173
Commercial chemical revenue	1,185,050	201,227
Royalty and license revenue	183,151	534,248
Technology development revenue	250,000	540,531

Total revenue	3,077,281	3,096,288

OPERATING EXPENSES:
Cost of chemicals sold	281,062	136,393
Research and development	4,568,299	4,331,512
General and administrative	2,209,537	1,965,921
Royalty and license expense	91,132	169,035

Total operating expenses	7,150,030	6,602,861

Operating loss	(4,072,749)	(3,506,573)
INTEREST INCOME	1,114,769	565,262
INTEREST EXPENSE	(2,585)	(1,976)

NET LOSS	$(2,960,565)	$(2,943,287)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.08)	$(0.09)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	34,985,918	31,151,052

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,

	2007	2006
REVENUE:
Contract research revenue	$3,649,076	$2,765,699
Development chemical revenue	805,978	1,464,703
Commercial chemical revenue	2,727,681	936,071
Royalty and license revenue	474,346	2,272,279
Technology development revenue	750,000	1,938,258

Total revenue	8,407,081	9,377,010

OPERATING EXPENSES:
Cost of chemicals sold	727,650	445,203
Research and development	15,565,452	14,563,374
General and administrative	7,131,268	6,198,148
Royalty and license expense	222,725	522,354

Total operating expenses	23,647,095	21,729,079

Operating loss	(15,240,014)	(12,352,069)
INTEREST INCOME	2,523,467	1,584,278
INTEREST EXPENSE	(3,190)	(10,187)

NET LOSS	$(12,719,737)	$(10,777,978)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.38)	$(0.35)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	33,230,574	30,725,351

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,719,737)	$(10,777,978)
Non-cash charges to statement of operations:
Depreciation	1,347,549	1,364,378
Amortization of intangibles	1,271,304	1,271,303
Amortization of premium and discount on investments	(189,306)	(115,156)
Stock-based employee compensation	803,693	696,135
Stock-based non-employee compensation	9,497	105,011
Non-cash expense under a Development Agreement	745,453	2,550,392
Stock-based compensation to Board of Directors and Scientific Advisory Board	318,997	—
(Increase) decrease in assets:
Accounts receivable	(376,575)	(1,797,022)
Inventory	28,389	5,833
Other current assets	(139,669)	(173,632)
Other assets	7,500	(2,500)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(526,381)	(28,319)
Deferred license fees	(383,700)	3,066,301
Deferred revenue	352,554	(1,850,758)

Net cash used in operating activities	(9,450,432)	(5,686,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(661,591)	(2,015,804)
Purchases of investments	(27,344,981)	(15,136,785)
Proceeds from sale of investments	22,543,000	16,139,000

Net cash used in investing activities	(5,463,572)	(1,013,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	38,000,023	—
Proceeds from the exercise of common stock options and warrants	6,422,284	5,505,298

Net cash provided by financing activities	44,422,307	5,505,298

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,508,303	(1,194,303)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,097,533	30,654,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,605,836	$29,459,946

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$66,164	$60,022
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	260,000	588,200
Common stock issued to employees that was earned in a previous period	951,321	838,854
Common stock issued for royalties that was earned in a previous period	499,993	—
Common stock issued under a Development Agreement that was earned in a previous period	21,915	22,515

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

2. BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Adjustment to Prior Year Consolidated Financials Statements

Certain prior year amounts have been adjusted to conform to the current year presentation. The adjustment results in an increase in reported cost of chemicals sold and a reduction in research and development expenses by $54,756 and $240,192 for the three and nine months ended September 30, 2006, respectively. In addition, an adjustment was made from accounts payable and accrued expenses to the non-cash expense under a Development Agreement in the Company’s Consolidated Statement of Cash Flows. These adjustments had no impact on the Company’s balance sheet, reported net loss or cash flows.

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

Investments at September 30, 2007 and December 31, 2006 consist of the following:

		Unrealized		Market Value
Investment Classification	Cost	Gains	(Losses)	Aggregate Fair
September 30, 2007-
Certificates of deposit	$12,464,000	$—	$(17,923)	$12,446,077
US Government bonds	10,610,655	5,966	(4,725)	10,611,896

	$23,074,655	$5,966	$(22,648)	$23,057,973

December 31, 2006-
Certificates of deposit	$11,243,000	$—	$(79,070)	$11,163,930
US Government bonds	6,840,368	668	(4,444)	6,836,592

	$18,083,368	$668	$(83,514)	$18,000,522

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

On October 9, 1997, the Company, Princeton and USC entered into an Amended License Agreement under which Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton and USC under the 1997 Research Agreement (as amended, the “1997 Amended License Agreement”). Under this agreement, the Company is required to pay Princeton royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $119,166 of royalty expense in connection with the agreement for the nine months ended September 30, 2007.

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

In January 2006, the Principal Investigator conducting research at Princeton under the 1997 Research Agreement transferred to Michigan. As a result of this transfer, the Company has entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan. Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009. Amounts paid to Princeton under the 1997 Research Agreement offset any amounts the Company was obligated to pay USC under the 2006 Research Agreement. Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred. Through the period ended September 30, 2007, the Company had incurred $790,029 in research and development expense under the 2006 Research Agreement.

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

5. ACQUIRED TECHNOLOGY

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. (“PD-LD”) and Motorola. These intangible assets consist of the following:

	September 30,	December 31,
	2007	2006
PD-LD, Inc.	$1,481,250	$1,481,250
Motorola, Inc.	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(11,902,534)	(10,631,230)

Acquired technology, net	$5,048,184	$6,319,488

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

On September 29, 2000, the Company entered into a License Agreement with Motorola. Pursuant to this agreement, the Company licensed from Motorola what are now 74 issued U.S. patents and corresponding foreign patents relating to OLED technologies. These patents expire between 2012 and 2018. The Company has the sole right to sublicense these patents to OLED product manufacturers. As consideration for this license, the Company issued to Motorola 200,000 shares of the Company’s common stock (valued at $4,412,500), 300,000 shares of the Company’s Series B Convertible Preferred Stock (valued at $6,618,750) and a warrant to purchase 150,000 shares of the Company’s common stock at $21.60 per share. The warrant was recorded at a fair market value of $2,206,234 based on the Black-Scholes option-pricing model, and was recorded as a component of the cost of the acquired technology. The warrant expired on September 29, 2007, without having been exercised by Motorola.

The Company also issued a warrant to an unaffiliated third party to acquire 150,000 shares of the Company’s common stock as a finder’s fee in connection with the Motorola transaction. The original exercise price of this warrant was $21.60 per share and the exercise period was seven years. This warrant was accounted for at its fair value based on the Black-Scholes option pricing model and $2,206,234 was recorded as a component of the cost of the acquired technology. The Company used the following assumptions in the Black-Scholes option pricing model for the 300,000 warrants issued in connection with this transaction: (1) 6.3% risk-free interest rate, (2) expected life of 7 years, (3) 60% volatility and (4) zero expected dividend yield. Based on anti-dilution adjustments, the number of warrant shares was adjusted to 191,028 shares, and the exercise price was adjusted to $16.96 per share. The warrant was exercised on a cashless basis on August 13, 2007.

 In total, the Company recorded an intangible asset of $15,469,468 for the technology acquired from Motorola. This includes $25,750 of direct cash transaction costs.

Amortization expense was $1,271,304 for the nine months ended September 30, 2007 and $1,271,303 for the same period in 2006. For each of the years 2007 through 2009, amortization expense will be $1,695,072 and for 2010 amortization expense will be $1,234,272.

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

The Company was required to pay Motorola minimum royalties of $1,000,000 for the two-year period ended on December 31, 2006. In satisfaction of this obligation, in March 2007, the Company issued to Motorola 37,075 shares of the Company’s common stock, valued at $499,993, and paid Motorola $500,007 in cash. For the nine months ended September 30, 2007, the Company accrued $96,058 of royalty expense in connection with the License Agreement with Motorola.  The Company is no longer subject to a minimum royalty obligation under this agreement.

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

The Company issued to PPG 50,477 and 176,205 shares of the Company’s common stock as consideration for services provided by PPG under the OLED Materials Supply and Service Agreement during the nine months ended September 30, 2007 and 2006, respectively. Of these shares, 8,250 shares were issued on October 22, 2007, 39,624 shares were issued on April 16, 2007, 59,624 shares were issued on October 19, 2006 and 119,184 shares were issued on April 19, 2006. For these shares, the Company recorded a charge of $745,453 and $2,281,459 to research and development expense for the nine months ended September 30, 2007 and 2006, respectively. The Company also recorded $746,715 and $773,890 to research and development expense for the cash portion of the work performed by PPG during the nine months ended September 30, 2007 and 2006, respectively.

Also, in accordance with the OLED Materials Supply and Service Agreement, the Company is required to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $162,132 and $199,873 to research and development expense for this activity during the nine months ended September 30, 2007 and 2006, respectively.

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

On December 30, 2005, the Company granted to PPG employees performing development services under the Development Agreement options to purchase 31,500 shares of the Company’s common stock at an exercise price of $10.51. In April 2006, the Company hired several PPG employees as full-time employees of the Company. As a result of these hirings, the Company accelerated the vesting of 18,500 of the options granted on December 30, 2005. Accordingly, the Company recorded $225,882 in research and development costs related to these options for the period ended September 30, 2006. The Company also recorded $43,051 in research and development costs for the remaining 13,000 options for the period ended September 30, 2006. The Company determined the fair value of the options earned during the period ended September 30, 2006 using the Black-Scholes option-pricing model with the following assumptions: (1) risk free interest rate of 4.39-4.62%, (2) no expected dividend yield, (3) contractual life of 3.25 years and (4) expected volatility of 48.75-77.59%.

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

7. SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Loss on
	Series A		Common Stock		Paid-In	Available for	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2007	200,000	$2,000	31,385,408	$313,854	$199,505,981	$(82,846)	$(145,356,626)	$54,382,363
Issuance of common stock through public offering, net of expenses of $2,599,977(A)	—	—	2,800,000	28,000	37,972,023	—	—	38,000,023
Exercise of common stock options and warrants(B)	—	—	748,870	7,488	6,414,796	—	—	6,422,284
Stock-based employee compensation (C)	—	—	69,738	698	1,747,110	—	—	1,747,808
Stock-based non-employee compensation					9,497			9,497
Issuance of common stock to Board of Directors and Scientific Advisory Board (D)	—	—	32,796	328	578,669	—	—	578,997
Issuance of common stock in connection with Development and License Agreements (E)	—	—	80,803	808	1,131,450	—	—	1,132,258
Unrealized gain on available-for-sales securities	—	—	—	—	—	66,164	—	66,164
Net loss	—	—	—	—	—	—	(12,719,737)	(12,719,737)

Comprehensive loss	—	—	—	—	—	—	—	(12,653,573)

BALANCE, SEPTEMBER 30, 2007	200,000	$2,000	35,117,615	$351,176	$247,359,526	$(16,682)	$(158,076,363)	$89,619,657

(A)
In May 2007, the Company sold 2,800,000 shares of common stock through a public offering at $14.50 per share. The offering resulted in net proceeds to the Company of $38,000,023, net of $2,599,977 in associated costs.

(B)	During the nine months ended September 30, 2007, the Company issued 748,870 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $6,422,284.
(C)	Includes $951,321 that was earned in a previous period and charged to expense when earned, but issued in 2007.
(D)	Includes $260,000 that was earned in a previous period and charged to expense when earned, but issued in 2007.
(E)	Includes $521,908 that was earned in a previous period and charged to expense when earned, but issued in 2007 (see Notes 5 and 6).

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through September 30, 2007, the Company’s shareholders approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the nine months ended September 30, 2007, the Company granted 4,750 common stock options to employees. These stock options vested immediately and had exercise prices equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted during the nine months ended September 30, 2007 was $35,650. For the nine months ended September 30, 2007 and 2006, compensation expense related to all outstanding common stock options was $426,985 and $607,591, respectively.
In addition, during the nine months ended September 30, 2007, the Company granted a total of 115,026 shares of restricted stock to employees and members of the Scientific Advisory Board. These shares of restricted stock had a value of $1,705,001 on the date of grant and will vest in equal increments over three years from the date of grant. For the nine months ended September 30, 2007, the Company recorded as compensation charges related to all restricted stock awards a general and administrative expense of $243,393 and a research and development expense of $262,282.

 On each of March 31, 2007, June 30, 2007 and September 30, 2007, the Company issued 5,000 shares of fully vested common stock to members of its Board of Directors as partial payment for services performed for the three-month periods ended on such dates. The fair value of the shares issued was $190,030, which was recorded as a compensation charge in general and administrative expense for the nine months ended September 30, 2007.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the nine months ended September 30, 2007 and 2006, the effects of the exercise of the combined outstanding stock options and warrants of 5,681,359 and 6,938,651, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

Patent Interference Concerning U.S. Patent No. 6,734,457

In June 2006, Patent Interference No. 105,461 was declared by the United States Patent and Trademark Office (the “USPTO”) between Semiconductor Energy Laboratory Co., Ltd. (“SEL”), and Princeton and USC (the “Universities”). The dispute concerned U.S. Patent No. 6,734,457, which had been issued to SEL. The SEL patent claimed aspects of the Company’s phosphorescent OLED technology that the Company believes were disclosed and claimed in U.S. Application Serial No.10/913,211, which the Company exclusively licenses from the Universities. The Universities sought a ruling by the USPTO that they should be granted a patent to the claimed invention and that the SEL patent is invalid because the Universities were first-to-invent and their invention was made prior to that of SEL. Under the Company’s agreement with the Universities, it was required to pay all legal costs and fees associated with the interference proceeding.

An oral hearing in the matter was held before the Board of Patent Appeals and Interferences (the “BPAI”) of the USPTO on April 25, 2007. The following day, the BPAI issued a decision in favor of the Universities. The BPAI decision confirmed that the Universities were first-to-invent the subject matter of the interference and that the Universities’ invention is prior art to SEL’s patent. As a result, all claims of the SEL patent were canceled. SEL did not appeal the BPAI decision and the proceeding is effectively terminated.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for the Company to file a response to the facts and arguments presented by CDT in its Notice of Opposition. The response was timely filed and the Company is awaiting the opponent’s response, which is expected in November 2007, although no firm date has been set. Since the proceeding is still in a relatively early stage, Company management cannot make any prediction as to the probable outcome of this opposition. However, based on a preliminary analysis of the evidence presented, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

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

Two other parties filed additional oppositions to the EP ‘238 patent just prior to the August 2, 2007 expiration date for such filings. On July 24, 2007, Merck Patent GmbH, of Darmstadt, Germany, filed a second Notice of Opposition to the EP ‘238 patent, and on July 27, 2007, BASF Aktiengesellschaft, of Mannheim, Germany, filed a third Notice of Opposition to the EP ‘238 patent.

The EPO set a January 6, 2008 due date for the Company to file its responses to the three oppositions. The Company is in the process of reviewing each Notice of Opposition and preparing its response to each. There is considerable overlap in the prior art evidence relied upon in each opposition. The three oppositions will be handled in a single proceeding. At this time, Company management cannot make any prediction as to the probable outcome of the oppositions. However, based on a preliminary analysis of the evidence presented, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

10. CONCENTRATION OF RISK

All contract research revenue has been derived from contracts with United States government agencies. Two non-government customers accounted for 46% and 15% of consolidated revenue for the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from these customers were $902,363 at September 30, 2007. Revenues from outside of North America represented 54% and 68% of consolidated revenue for the nine months ended September 30, 2007 and 2006, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by any disclosures in Item 1A of Part II of our Quarterly Report for the quarters ended March 31 and June 30, 2007 and in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display, solid-state lighting and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, technology development and evaluation, and intellectual property licensing arrangements. We anticipate that in the future revenues from licensing our intellectual property will become a more significant part of our revenue stream.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely incorporated into commercial OLED products. We have incurred significant losses since our inception, resulting in an accumulated deficit of $158,076,363 as of September 30, 2007.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

▪	the timing of our receipt of license fees and royalties, as well as fees for future contract research and technology development and evaluation;
▪	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;
▪	the timing of our customers’ introduction and discontinuance of OLED products incorporating our technologies and materials;
▪	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and
▪	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We had a net loss of $2,960,565 (or $0.08 per diluted share) for the quarter ended September 30, 2007, compared to a net loss of $2,943,287 (or $0.09 per diluted share) for the same period in 2006. The increase in net loss was primarily due to decreased revenues and increased operating expenses, as described below.

Our revenues were $3,077,281 for the quarter ended September 30, 2007, compared to $3,096,288 for the same period in 2006.

We earned $1,229,306 in contract research revenue from the U.S. government for the quarter ended September 30, 2007, compared to $1,328,109 for the same period in 2006. The decrease was mainly due to the timing of revenue recognition in connection with several new government programs that commenced during the second and third quarters of 2006, as well as our continuing work under existing government programs.

We earned $229,774 from sales of developmental chemicals during the quarter ended September 30, 2007, compared to $492,173 for the same period in 2006. The decrease was mainly due to a decreased volume of material purchases by an OLED product manufacturer that transitioned from exclusively development chemical purchases in 2006 to primarily commercial chemical purchases in 2007. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies.

Our commercial chemical and royalty and license revenues for the quarter ended September 30, 2007 were $1,185,050 and $183,151, respectively, compared to $201,227 and $534,248, respectively, for the corresponding period in 2006.

Almost all of our commercial chemical revenue for the quarter ended September 30, 2007 was from sales of our materials to Samsung SDI Co., Ltd. (“Samsung SDI”).  During the same period in 2006, we recorded most of our commercial chemical revenue, as well as our license revenues, from sales of our materials to AU Optronics Corporation (“AUO”).  AUO discontinued manufacturing the product for which it ordered our materials in the third quarter of 2006, and we have not sold any commercial chemicals to AUO since that time. AUO’s discontinuation of material purchases is also the primary reason for the decrease in our license revenues. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

During the quarter ended June 30, 2007, we entered into new commercial supply agreements with two OLED display manufacturers, Chi Mei EL Corporation (“CMEL”) and LG.Philips LCD Co., Ltd. (“LPL”).  These agreements are similar to the commercial supply agreement we had entered into with AUO, in that we will record both commercial chemical and license revenues from sales of our materials under the agreements.  A small portion of our commercial chemical and license revenues for the quarter ended September 30, 2007 were from sales of our materials to CMEL and LPL.  We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We recorded royalty revenue of $16,051 from Samsung SDI for the quarter ended September 30, 2007, with no corresponding revenues for the same period of 2006. This revenue represents royalties received under our patent license agreement with Samsung SDI, which we entered into in April 2005. Under that agreement, we receive royalty reports a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the three months ended September 30, 2007 represents only royalties earned during the second quarter of 2007.

Our royalty and license revenue for each of the quarters ended September 30, 2007 and 2006 also included license fees of $127,900.  These revenues were from our patent license agreement with Samsung SDI, as well as the cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung SDI and over 10 years with DuPont. In addition, during the third quarter of 2006 we received a non-refundable payment for granting a license to one of our ink jet printing patents and certain related patent filings, which payment is creditable against future amounts payable under a broader license agreement covering other aspects of our OLED patent portfolio, if one is executed by a specified date. Therefore, we have recorded this payment as a deferred license fee rather than recognizing it as current license fee revenue.

We recognized $250,000 in technology development revenue for the quarter ended September 30, 2007 in connection with the renewal of a technology development and evaluation agreements.  This compares to $540,531 in technology development revenue for the same period in 2006, which was in connection with our work under three such agreements. The decrease was due to our completion of work under two of these technology development agreements. Also, in the third quarter of 2006 we received a non-refundable payment for the continuation of one of these technology development agreements, which payment is creditable against future amounts payable under a commercial license agreement, if one is executed by a specified date. Therefore, we have recorded this payment as a deferred license fee rather than technology development revenue. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having differing technology development strategies.

We incurred research and development expenses of $4,568,299 for the quarter ended September 30, 2007, compared to $4,331,512 for the same period in 2006.  The increase was mainly due to increased operating costs resulting from the expansion of our New Jersey facility and increased sponsored research expenses, offset to some extent by a decrease in amounts payable to PPG for development work.

General and administrative expenses were $2,209,537 for the quarter ended September 30, 2007, compared to $1,965,921 for the same period in 2006. The increase in general and administrative expenses was mainly due to increased personnel costs and a change in the timing of payments to independent members of our Board of Directors.

Interest income increased to $1,114,769 for the quarter ended September 30, 2007, compared to $565,262 for the same period in 2006. The increase resulted mainly from higher rates of return on investments during the second quarter of 2007, as well as an increase in investment purchases due to funds received from a common stock offering we completed in May 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We had a net loss of $12,719,737 (or $0.38 per diluted share) for the nine months ended September 30, 2007, compared to a net loss of $10,777,978 (or $0.35 per diluted share) for the same period in 2006. The increase in net loss was primarily due to decreased revenues and increased operating expenses, as described below.

Our revenues were $8,407,081 for the nine months ended September 30, 2007, compared to $9,377,010 for the same period in 2006.

We earned $3,649,076 in contract research revenue from the U.S. government for the nine months ended September 30, 2007, compared to $2,765,699 for the same period in 2006. The increase was mainly due to the recognition of revenue on several new government programs that commenced during the second and third quarters of 2006, as well as our continuing work under existing government programs.

We earned $805,978 from sales of developmental chemicals during the nine months ended September 30, 2007, compared to $1,464,703 for the same period in 2006. The decrease was mainly due to a decreased volume of material purchases by an OLED product manufacturer that transitioned from exclusively development chemical purchases in 2006 to primarily commercial chemical purchases in 2007. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies.

Our commercial chemical and royalty and license revenues for the nine months ended September 30, 2007 were $2,727,681 and $474,346, respectively, compared to $936,071 and $2,272,279, respectively, for the corresponding period in 2006.

Almost all of our commercial chemical revenue for the nine months ended September 30, 2007 was from sales of our materials to Samsung SDI.  During the same period in 2006, we recorded most of our commercial chemical revenue, as well as our license revenues, from sales of our materials to AUO.  As previously indicated, we have not sold any commercial chemicals to AUO since the third quarter of 2006. AUO’s discontinuation of material purchases is also the primary reason for the decrease in our license revenues. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We recorded royalty revenue of $47,446 from Samsung SDI for the nine months ended September 30, 2007, with no corresponding revenues for the same period of 2006. As previously indicated, this revenue represents royalties received under our patent license agreement with Samsung SDI, which we entered into in April 2005. Under that agreement, we receive royalty reports a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the nine months ended September 30, 2007 represents only royalties earned during the first two quarters of 2007.

Our royalty and license revenue for each of the nine-month periods ended September 30, 2007 and 2006 also included license fees of $383,700.  These revenues were from our patent license agreement with Samsung SDI and our cross-license agreement with DuPont. In addition, during the third quarter of 2006 we received a non-refundable payment for granting a license to one of our ink jet printing patents and certain related patent filings, which payment is creditable against future amounts payable under a broader license agreement covering other aspects of our OLED patent portfolio, if one is executed by a specified date. Therefore, we have recorded this payment as a deferred license fee rather than recognizing it as current license fee revenue.

We recognized $750,000 in technology development revenue for the nine months ended September 30, 2007 in connection with the renewal of a technology development and evaluation agreements.  This compares to $1,938,258 in technology development revenue for the same period in 2006, which was in connection with our work under four such agreements. The decrease was due to our completion of work under three of these technology development agreements. Also, in the third quarter of 2006 we received a non-refundable payment for the continuation of one of these technology development agreements, which payment is creditable against future amounts payable under a commercial license agreement, if one is executed by a specified date. Therefore, we have recorded this payment as a deferred license fee rather than technology development revenue. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having differing technology development strategies.

We incurred research and development expenses of $15,565,452 for the nine months ended September 30, 2007, compared to $14,563,374 for the same period in 2006. The increase was mainly due to increased personnel costs, increased direct materials and subcontract costs resulting from efforts on our government programs, increased operating costs resulting from the expansion of our New Jersey facility and increased legal expenses associated with patent application, prosecution, maintenance and defense costs, offset to some extent by a decrease in amounts payable to PPG as a result of our hiring certain PPG employees (see Note 6 to the Notes to Consolidated Financial Statements).

General and administrative expenses were $7,131,268 for the nine months ended September 30, 2007, compared to $6,198,148 for the same period in 2006. The increase was mainly due to increased personnel costs and a change in the timing of payments to independent members of our Board of Directors.

Interest income increased to $2,523,467 for the nine months ended September 30, 2007, compared to $1,584,278 for the same period in 2006.  The increase resulted mainly from higher rates of return on investments during the second quarter of 2007, as well as an increase in investment purchases due to funds received from a common stock offering we completed in May 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $60,605,836, and short-term investments of $23,057,973, for a total of $83,663,809. This compares to cash and cash equivalents of $31,097,533, short-term investments of $17,957,752 and investments in certificates of deposit and other liquid instruments with an original maturity of more than one year of $42,770, for a total of $49,098,055, as of December 31, 2006. The overall increase in cash and cash equivalents and short-term and long-term investments of $34,565,754 was primarily due to proceeds received from the common stock offering we completed in May 2007, as described below.

Cash used in operating activities was $9,450,432 for the nine months ended September 30, 2007, compared to $5,686,012 for the same period in 2006. The increase was mainly due to an increase in operating expenses and a decrease in the receipt of deferred license fees and deferred revenue.

Cash used in investing activities was $5,463,572 for the nine months ended September 30, 2007, compared to $1,013,589 for the same period in 2006.  The increase was mainly due to increased investment purchases due to an increase in funds received from the common stock offering we completed in May 2007, as described below.

Cash provided by financing activities was $44,422,307 for the nine months ended September 30, 2007, compared to $5,505,298 for the same period in 2006.  The increase was mainly due to the completion of our common stock offering. In May 2007, we completed a public offering of 2,800,000 shares of our common stock at a price of $14.50 per share.  The offering resulted in proceeds to us of $38,000,023, net of $2,599,977 in underwriting discounts and commissions and other costs associated with completion of the offering.

Working capital increased to $74,236,420 as of September 30, 2007, from working capital of $37,422,740 as of December 31, 2006.  Again, this increase was mainly due to proceeds from the common stock offering we completed in May 2007.

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

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of off-balance sheet arrangements. As of September 30, 2007, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An oral hearing in the matter was held before the Board of Patent Appeals and Interferences (the “BPAI”) of the USPTO on April 25, 2007. The following day, the BPAI issued a decision in favor of the Universities. The BPAI decision confirmed that the Universities were first-to-invent the subject matter of the interference and that the Universities’ invention is prior art to SEL’s patent. As a result, all claims of the SEL patent were canceled. SEL did not appeal the BPAI decision and the proceeding is effectively terminated.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for us to file a response to the facts and arguments presented by CDT in its Notice of Opposition. The response was timely filed and we are awaiting the opponent’s response, which is expected in November 2007, although no firm date has been set. Since the proceeding is still in a relatively early stage, we cannot make any prediction as to the probable outcome of this opposition. However, based on a preliminary analysis of the evidence presented, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

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

Two other parties filed additional oppositions to the EP ‘238 patent just prior to the August 2, 2007 expiration date for such filings. On July 24, 2007, Merck Patent GmbH, of Darmstadt, Germany, filed a second Notice of Opposition to the EP ‘238 patent, and on July 27, 2007, BASF Aktiengesellschaft, of Mannheim, Germany, filed a third Notice of Opposition to the EP ‘238 patent.

The EPO set a January 6, 2008 due date for us to file our responses to the three oppositions. We are in the process of reviewing each Notice of Opposition and preparing our response to each. There is considerable overlap in the prior art evidence relied upon in each opposition. The three oppositions will be handled in a single proceeding. At this time, we cannot make any prediction as to the probable outcome of the oppositions. However, based on a preliminary analysis of the evidence presented, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we issued an aggregate of 159,722 unregistered shares of our common stock. All of these shares were issued upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $10.28 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of the exhibits included as part of this report. Where so indicated by footnote, exhibits that were previously included are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

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

UNIVERSAL DISPLAY CORPORATION

Date:           November 8, 2007                                                              By:      /s/ Sidney D. Rosenblatt
 Sidney D. Rosenblatt
 Executive Vice President and Chief Financial Officer