Form 10-Q
period 2008-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2008-05-08
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ___	Accelerated filer X ___
Non-accelerated filer ___ (Do not check if smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of May 2, 2008, the registrant had outstanding 35,880,401 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,702,080	$33,870,696
Short-term investments	69,463,331	49,788,961
Accounts receivable	2,314,768	2,395,416
Inventory	41,165	41,165
Other current assets	583,406	673,931

Total current assets	85,104,750	86,770,169
PROPERTY AND EQUIPMENT, net	13,299,355	13,525,714
ACQUIRED TECHNOLOGY, net	4,200,648	4,624,416
OTHER ASSETS	77,272	79,772

TOTAL ASSETS	$102,682,025	$105,000,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,029,672	$861,428
Accrued expenses	3,088,965	4,578,147
Deferred license fees	7,177,457	7,178,268
Deferred revenue	150,000	172,688

Total current liabilities	11,446,094	12,790,531
DEFERRED LICENSE FEES	2,327,000	2,454,900
DEFERRED REVENUE	450,000	538,683

Total liabilities	14,223,094	15,784,114

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 35,847,455 and 35,563,201 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	358,475	355,632
Additional paid-in-capital	253,590,921	250,240,994
Unrealized gain (loss) on available for sale securities	33,387	(50,202)
Accumulated deficit	(165,525,852)	(161,332,467)

Total shareholders’ equity	88,458,931	89,215,957

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,682,025	$105,000,071

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
REVENUE:
Commercial revenue	$1,555,065	$1,440,900
Developmental revenue	1,161,754	1,573,730

Total revenue	2,716,819	3,014,630

OPERATING EXPENSES:
Cost of chemicals sold	195,476	281,549
Research and development	5,151,524	5,453,329
General and administrative	2,373,546	2,353,514
Royalty and license expense	103,185	94,998

Total operating expenses	7,823,731	8,183,390

Operating loss	(5,106,912)	(5,168,760)
INTEREST INCOME	919,194	584,959
INTEREST EXPENSE	(5,667)	—

NET LOSS	$(4,193,385)	$(4,583,801)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	35,770,641	31,523,070

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,193,385)	$(4,583,801)
Non-cash charges to statement of operations:
Depreciation	445,937	466,139
Amortization of intangibles	423,768	423,768
Amortization of premium and discount on investments, net	(438,296)	(45,650)
Stock-based employee compensation	352,512	278,611
Stock-based non-employee compensation	4,119	—
Non-cash expense under a development agreement	241,901	37,072
Stock-based compensation to Board of Directors and Scientific Advisory Board	116,628	109,533
(Increase) decrease in assets:
Accounts receivable	80,648	342,412
Inventory	—	5,333
Other current assets	90,525	(33,409)
Other assets	2,500	(7,500)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(259,176)	(909,422)
Deferred license fees	(128,711)	(127,900)
Deferred revenue	(111,371)	750,000

Net cash used in operating activities	(3,372,401)	(3,294,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(219,578)	(175,865)
Purchases of investments	(30,074,485)	(8,601,461)
Proceeds from sale of investments	10,922,000	4,345,000

Net cash used in investing activities	(19,372,063)	(4,432,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and warrants	1,575,848	1,153,785

Net cash provided by financing activities	1,575,848	1,153,785

DECREASE IN CASH AND CASH EQUIVALENTS	(21,168,616)	(6,573,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,870,696	31,097,533

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,702,080	$24,524,178

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$83,589	$55,754
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	299,968	260,000
Common stock issued to employees that was earned in a previous period	904,939	969,257
Common stock issued for royalties that was earned in a previous period	66,403	499,993
Common stock issued to non-employees that was earned in a previous period	991	—

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (“Princeton”), the University of Southern California (“USC”), the University of Michigan (“Michigan”), Motorola, Inc. (“Motorola”) and PPG Industries, Inc. (“PPG”), the Company has established a significant portfolio of proprietary OLED technologies and materials (Note 4 and 5).

The Company conducts a substantial portion of its OLED technology and material development activities at its technology development and transfer facility in Ewing, New Jersey.  In January 2008, the Company also formed a second wholly-owned subsidiary, Universal Display Corporation Hong Kong, Ltd.  However, that subsidiary is not currently conducting business operations.

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. Non-recurring non-financial assets and liabilities for which the Company has not applied the provisions of Statement No. 157 include long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144. Management does not expect the adoption of Statement No. 157 for non-recurring non-financial assets and liabilities to have a significant impact on the Company’s consolidated financial statements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Total carrying value as of March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$69,463,331	$69,463,331	$—	$—
Total	$69,463,331	$69,463,331	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s results of operations and financial position.

In June 2007, the FASB approved Emerging Issues Task Force Issue No. 07-03 (“Issue No. 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-03 did not have any impact on the Company’s results of operations and financial position.

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

Investments at March 31, 2008 and December 31, 2007 consist of the following:

		Unrealized		Market Value
Investment Classification	Cost	Gains	(Losses)	Aggregate Fair
March 31, 2008-
Corporate bonds	$49,312,347	$8,686	$—	$49,321,033
Certificates of deposit	15,117,000	10,723	(318)	15,127,405
U.S. Government bonds	5,000,597	14,296	—	5,014,893

	$69,429,944	$33,705	$(318)	$69,463,331

December 31, 2007-
Corporate bonds	$25,486,974	$—	$(22,154)	$25,464,820
Certificates of deposit	14,073,000	—	(29,108)	14,043,892
U.S. Government bonds	9,779,189	1,351	(291)	$9,780,249
Municipal bonds	500,000	—	—	500,000

	$49,839,163	$1,351	$(51,553)	$49,788,961

4.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

The Company funded OLED technology research at Princeton and, on a subcontractor basis, at USC, for 10 years under a Research Agreement executed with Princeton in August 1997 (the “1997 Research Agreement”). The Principal Investigator conducting work under the 1997 Research Agreement transferred to Michigan in January 2006. Following this, the 1997 Research Agreement was allowed to expire on July 31, 2007.

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan. Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009. Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred. Through the period ended March 31, 2008, the Company had incurred $1,133,695 in research and development expense under the 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $54,057 of royalty expense in connection with the agreement for the three months ended March 31, 2008.

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

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG (the “OLED Materials Agreement”).  The OLED Materials Agreement superseded and replaced in their entireties the amended Development Agreement and Supply Agreement effective as of January 1, 2006, and extended the term of the Company’s relationship with PPG through December 31, 2008.  Under the OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. On January 4, 2008, the term of the OLED Materials Agreement was extended for an additional three years, through December 31, 2011.

Under the OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash and for other of the services through the issuance of shares of the Company’s common stock. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in all cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $6.00, the Company is required to compensate PPG in all cash.

The Company issued 17,331 and 23,396 shares of the Company’s common stock to PPG as consideration for services provided by PPG under the OLED Materials Agreement during the three months ended March 31, 2008 and 2007, respectively. For these shares, the Company recorded $241,901 and $332,748 to research and development expense for the three months ended March, 2008 and 2007, respectively. The Company also recorded $231,681 and $321,844 to research and development expense for the cash portion of the work performed by PPG during the three months ended March 31, 2008 and 2007, respectively.

The Company is also required under the OLED Materials Agreement to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $1,191 and $27,952 to research and development expense for this activity during the three months ended March 31, 2008 and 2007, respectively.

6.	SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Loss on
	Series A		Common Stock		Paid-In	Available for	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2008	200,000	$2,000	35,563,201	$355,632	$250,240,994	$(50,202)	$(161,332,467)	$89,215,957
Exercise of common stock options and warrants(A)	—	—	170,375	1,704	1,574,144	—	—	1,575,848
Stock-based employee compensation (B)	—	—	80,639	806	1,256,645	—	—	1,257,451
Stock-based non-employee compensation (C)			84	1	5,109			5,110
Issuance of common stock to Board of Directors and Scientific Advisory Board (D)	—	—	27,108	271	416,325	—	—	416,596
Issuance of common stock in connection with Development and License Agreements (E)	—	—	6,048	61	97,704	—	—	97,765
Unrealized gain on available-for-sales securities	—	—	—	—	—	83,589	—	83,589
Net loss	—	—	—	—	—	—	(4,193,385)	(4,193,385)

Comprehensive loss	—	—	—	—	—	—	—	(4,109,796)

BALANCE, MARCH 31,2008	200,000	$2,000	35,847,455	$358,475	$253,590,921	$33,387	$(165,525,852)	$88,458,931

(A)	During the three months ended March 31, 2008, the Company issued 170,375 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $1,575,848.
(B)	Includes $904,939 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(C)	Includes $991 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(D)	Includes $299,968 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(E)
The Company was required to pay Motorola royalties of $132,839 for the year ended December 31, 2007. In March 2008, the Company issued to Motorola 3,801 shares of the Company’s common stock, valued at $66,403, and paid Motorola $66,436 in cash to satisfy the royalty obligation.

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through March 31, 2008, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the three months ended March 31, 2008, the Company granted to employees options to purchase 3,750 shares of common stock. These stock options vested immediately and had exercise prices equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted during the three months ended March 31, 2008 was $31,561. For the three months ended March 31, 2008 and 2007, compensation expense related to all outstanding common stock options was $108,678 and $165,287, respectively.
In addition, during the three months ended March 31, 2008, the Company granted a total of 74,557 shares of restricted stock to employees.  These shares of restricted stock had a value of $1,367,376 on the date of grant and will vest in equal increments over three years from the date of grant.  For the three months ended March 31, 2008, the Company recorded as compensation charges related to all restricted stock awards to employees a general and administrative expense of $154,821 and a research and development expense of $81,455. The Company also issued 488 shares of stock to employees and the fair value of $7,558 was charged to research and development.

On March 31, 2008, the Company issued 5,276 shares of fully vested common stock to members of its Board of Directors as partial payment for services performed for the three-month period ended on such date.  The fair value of the shares issued was $106,126, which was recorded as a compensation charge in general and administrative expense for the three months ended March 31, 2008.

During the three months ended March 31, 2008, the Company granted a total of 13,086 shares of restricted stock to members of the Scientific Advisory Board.  These shares of restricted stock had a value of $239,997 on the date of grant and will vest in equal increments over three years from the date of grant.  For the three months ended March 31, 2008, the Company recorded a charge to research and development expenses of $10,502 for all restricted stock awards to members of the Scientific Advisory Board.

During the three months ended March 31, 2008, the Company also granted to non-employees options to purchase 250 shares of common stock and 30 shares of stock. These stock options vested immediately and had exercise prices equal to the market price of the Company’s common stock on the date of grant. The fair value of the options granted and the shares issued to non-employees during the three months ended March 31, 2008 was $4,119 and was charged to research and development expense.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2008 and 2007, the effects of the exercise of the combined outstanding stock options and warrants of 5,005,667 and 6,653,313, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC. See Note 4 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 4 for further explanation.

The Company is required under a license agreement with Motorola to pay royalties on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. For the quarter ended March 31, 2008, the Company recorded a royalty expense of $46,628.

 Notice of Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”), which was acquired in 2007 by Sumitomo Chemical Company (“Sumitomo”), filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073. These patents relate to the Company’s FOLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition. The Company requested a two-month extension to file this response, and the Company subsequently filed the response in a timely manner. The Company is waiting to see whether the other parties in the opposition file any additional documents, to which the Company may respond. At this time, Company management cannot make any prediction as to the probable outcome of the opposition. However, based on an analysis of the evidence presented to date, Company management continues to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

9.	CONCENTRATION OF RISK

Contract research revenue of $885,967 and $1,114,524 for the three months ended March 31, 2008 and 2007, respectively, has been derived from contracts with United States government agencies. One non-government customer accounted for 44% and 47% of consolidated revenue for the three months ended March 31, 2008 and 2007, respectively. Accounts receivable from this customer were $665,240 at March 31, 2008. Revenues from outside of North America represented 65% and 60% of consolidated revenue for the three months ended March 31, 2008 and 2007, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by any disclosures Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display, solid-state lighting and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, technology development and evaluation agreements and license fees and royalties. In the future, we anticipate that revenues from licensing our intellectual property will become a more significant part of our revenue stream.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $165,525,852 as of March 31, 2008.

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

RESULTS OF OPERATIONS

We had a net loss of $4,193,385 (or $0.12 per diluted share) for the quarter ended March 31, 2008, compared to a net loss of $4,583,801 (or $0.15 per diluted share) for the same period in 2007. The decrease in net loss was primarily due to:

•	a decrease in operating expenses of $359,659; and
•	an increase in interest income of $334,235;
•	offset to some extent by a decrease in revenues of $297,811.

Our revenues were $2,716,819 for the quarter ended March 31, 2008, compared to $3,014,630 for the same period in 2007. Commercial revenue increased to $1,555,065 from $1,440,900 for the same period in 2007.  Commercial revenue relates to the commercialization of our OLED technologies into our customers’ products and includes commercial chemical revenue, license fees and royalty income.  Developmental revenue decreased to $1,161,754 from $1,573,730 for the same period in 2007.  Developmental revenue relates to developmental efforts for which we are paid and includes contract research revenue, technology development revenue and development chemical sales. We believe these revenue categories, which now combine accounts previously reported separately, better reflect our business strategies and core business efforts.

Our commercial chemical and royalty and license revenues for the quarter ended March 31, 2008 were $985,560 and $569,505, respectively, compared to $1,313,000 and $127,900, respectively, for the corresponding period in 2007.

The majority of our commercial chemical revenue for the quarter ended March 31, 2008 was from sales of our proprietary OLED materials to Samsung SDI Co., Ltd. (“Samsung SDI”).  We also sold small quantities of these materials to two other commercial chemical customers. During the same period in 2007, we recorded all of our commercial chemical revenue, as well as the majority of our license and royalty revenues, from Samsung SDI. We cannot accurately predict how long our material sales to Samsung SDI or other customers will continue, as they frequently update and alter their product offerings. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $267,565 for the quarter ended March 31, 2008, with no corresponding revenues for the same period in 2007. This revenue represents royalties received under our patent license agreement with Samsung SDI, which we entered into in April 2005, as well as royalties from AIXTRON AG for the sale of an OVPD tool. Under the agreement with Samsung SDI, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the three months ended March 31, 2008 represents royalties for products sold by Samsung SDI during the fourth quarter of 2007.

License revenue for each of the quarters ended March 31, 2008 and 2007 included license fees of $301,940 and $127,900, respectively. These revenues were received under our patent license agreement with Samsung SDI, as well as the cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung SDI and over 10 years with DuPont. We also recorded license revenues from two additional commercial customers for the quarter ended March 31, 2008.

We earned $885,967 in contract research revenue from agencies of the U.S. government for the quarter ended March 31, 2008, compared to $1,114,524 in corresponding revenue for the same period in 2007. The decrease was mainly due to the timing of revenue recognition in connection with several new and completed government programs, as well as our continuing work under existing government programs.

We earned $253,099 from sales of developmental chemicals during the quarter ended March 31, 2008, compared to $209,206 in corresponding revenue for the same period in 2007. The increase was mainly due to an increased volume and an increase in the number of developmental chemical customers. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies.

We recognized $22,688 in technology development revenue for the quarter ended March 31, 2008 in connection with the renewal of a technology development and evaluation agreement. This compares to $250,000 in technology development revenue for the same period in 2007. The decrease was due to our completion of one phase of work under our technology development agreement with a customer. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having differing technology development strategies.

We incurred research and development expenses of $5,151,524 for the quarter ended March 31, 2008, compared to $5,453,329 for the same period in 2007.  The decrease was mainly due to:

•	a decrease in subcontract costs from the completion of work under government contracts, as well as timing of costs incurred under some of our government programs;
•	a decrease in the amounts paid to PPG Industries under our OLED Materials and Supply and Service Agreement; and
•	a decrease in the amounts paid under our sponsored research agreements.

These decreases were offset to some extent by an increase in personnel costs.

General and administrative expenses were $2,373,546 for the quarter ended March 31, 2008, compared to $2,353,514 for the same period in 2007.  These expenses remained consistent over the corresponding periods.

Interest income increased to $919,194 for the quarter ended March 31, 2008, compared to $584,959 for the same period in 2007.  The increase was mainly attributable to increased cash invested, which cash was derived from a common stock offering that we completed in May 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $12,702,080 and short-term investments of $69,463,331, for a total of $82,165,411. This compares to cash and cash equivalents of $33,870,696 and short-term investments of $49,788,961, for a total of $83,659,657, as of December 31, 2007.

Cash used in operating activities was $3,372,401 for the three months ended March 31, 2008, compared to $3,294,814 for the same period in 2007.  The cash usage was consistent over the corresponding periods.

Cash used in investing activities was $19,372,063 for the three months ended March 31, 2008, compared to $4,432,326 for the same period in 2007. The increase was mainly due to increased cash invested in short-term investments, which cash was derived from our May 2007 common stock offering.

Cash provided by financing activities was $1,575,848 for the three months ended March 31, 2008, compared to $1,153,785 for the same period in 2007.  The increase was mainly due an increase in exercises of stock options and stock purchase warrants.

Working capital was $73,658,656 as of March 31, 2008, compared to working capital of $73,979,638 as of December 31, 2007.  Working capital remained consistent over the corresponding periods.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies.  There have been no changes in critical accounting policies to date in 2008.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our contractual obligations.  There have been no significant changes in contractual obligations to date in 2008.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of off-balance sheet arrangements.  As of March 31, 2008, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our short-term investments disclosed in Note 3 to the consolidated financial statements included herein. We invest in investment grade financial instruments to reduce our exposure.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on investments.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Notice of Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”), which was acquired in 2007 by Sumitomo Chemical Company (“Sumitomo”), filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”). The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073. These patents relate to our FOLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.
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

The EPO set a January 6, 2008 due date for us to file our response to the opposition. We requested a two-month extension to file this response, and we subsequently filed it in a timely manner. We are waiting to see whether the other parties in the opposition file any additional documents, to which we may respond. At this time, we cannot make any prediction as to the probable outcome of the opposition. However, based on our analysis of the evidence presented to date, we continue to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we issued an aggregate of 98,801 unregistered shares of our common stock.  Of this amount, 3,801 shares were issued to Motorola, Inc. in partial satisfaction of our obligation to pay royalties to Motorola under our license agreement with them.  The remaining 95,000 shares were issued upon the exercise of outstanding warrants.  The warrants had a weighted average exercise price of $10.61 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

Exhibit
Number	Description

10.1*	Amendment No. 1 to the OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of January 4, 2008

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: May 8, 2008	By:/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer