Form 10-Q
period 2008-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2008-08-07
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of July 31, 2008, the registrant had outstanding 35,955,147 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,540,102	$33,870,696
Short-term investments	40,349,134	49,788,961
Accounts receivable	1,729,665	2,395,416
Inventory	2,209	41,165
Other current assets	741,257	673,931

Total current assets	82,362,367	86,770,169
PROPERTY AND EQUIPMENT, net	13,080,957	13,525,714
ACQUIRED TECHNOLOGY, net	3,776,880	4,624,416
OTHER ASSETS	74,772	79,772

TOTAL ASSETS	$99,294,976	$105,000,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,461,456	$861,428
Accrued expenses	3,458,367	4,578,147
Deferred license fees	7,178,268	7,178,268
Deferred revenue	150,000	172,688

Total current liabilities	12,248,091	12,790,531
DEFERRED LICENSE FEES	2,199,100	2,454,900
DEFERRED REVENUE	300,000	538,683

Total liabilities	14,747,191	15,784,114

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 35,968,937 and 35,563,201 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	359,689	355,632
Additional paid-in capital	254,953,573	250,240,994
Unrealized loss on available for sale securities	(35,835)	(50,202)
Accumulated deficit	(170,731,642)	(161,332,467)

Total shareholders’ equity	84,547,785	89,215,957

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,294,976	$105,000,071

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
REVENUE:
Commercial revenue	$1,395,487	$392,926
Developmental revenue	750,111	1,922,244

Total revenue	2,145,598	2,315,170

OPERATING EXPENSES:
Cost of chemicals sold	246,962	165,039
Research and development	5,053,353	5,543,824
General and administrative	2,679,944	2,568,217
Royalty and license expense	95,284	36,595

Total operating expense	8,075,543	8,313,675

Operating loss	(5,929,945)	(5,998,505)
INTEREST INCOME	737,368	823,739
INTEREST EXPENSE	(13,213)	(605)

NET LOSS	$(5,205,790)	$(5,175,371)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.16)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	35,900,554	33,143,347

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
REVENUE:
Commercial revenue	$2,950,552	$1,833,826
Developmental revenue	1,911,865	3,495,974

Total revenue	4,862,417	5,329,800

OPERATING EXPENSES:
Cost of chemicals sold	442,438	446,588
Research and development	10,204,877	10,997,153
General and administrative	5,053,490	4,921,731
Royalty and license expense	198,469	131,593

Total operating expense	15,899,274	16,497,065

Operating loss	(11,036,857)	(11,167,265)
INTEREST INCOME	1,656,562	1,408,698
INTEREST EXPENSE	(18,880)	(605)

NET LOSS	$(9,399,175)	$(9,759,172)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.26)	$(0.30)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	35,835,600	32,338,358

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,399,175)	$(9,759,172)
Non-cash charges to statement of operations:
Depreciation	926,330	920,179
Amortization of intangibles	847,536	847,536
Amortization of premium and discount on investments, net	(827,330)	(116,351)
Stock-based employee compensation	596,432	555,687
Stock-based non-employee compensation	4,119	9,497
Non-cash expense under a development agreement	558,035	536,102
Stock-based compensation to Board of Directors and Scientific Advisory Board	233,613	228,911
(Increase) decrease in assets:
Accounts receivable	665,751	275,590
Inventory	38,956	28,389
Other current assets	(67,326)	(132,777)
Other assets	5,000	(5,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	656,502	(475,921)
Deferred license fees	(255,800)	(255,801)
Deferred revenue	(261,371)	468,605

Net cash used in operating activities	(6,278,728)	(6,874,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(481,573)	(320,120)
Purchase of investments	(50,542,476)	(17,548,363)
Proceeds from sale of investments	60,824,000	12,860,000

Net cash provided by (used in) investing activities	9,799,951	(5,008,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	38,029,023
Proceeds from the exercise of common stock options and warrants	2,148,183	4,252,080

Net cash provided by financing activities	2,148,183	42,281,103

INCREASE IN CASH AND CASH EQUIVALENTS	5,669,406	30,398,094
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,870,696	31,097,533

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,540,102	$61,495,627

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$14,367	$38,235
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	299,968	260,000
Common stock issued to employees that was earned in a previous period	880,352	956,994
Common stock issued for royalties that was earned in a previous period	66,403	499,993
Common stock issued under a Development Agreement that was earned in a previous period	—	21,915
Common stock issued to non-employee that was earned in a previous period	991	—

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. Non-recurring non-financial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include long-lived assets measured at fair value for an impairment assessment under FASB Statement No. 144. Management does not expect the adoption of SFAS 157 for non-recurring non-financial assets and liabilities to have a significant impact on the Company’s consolidated financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008, Using
	Total carrying value as of June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term Investments	$40,349,134	$40,349,134	$-	$-
Total	$40,349,134	$40,349,134	$-	$-

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

In June 2007, the FASB approved Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“Issue No. 07-03”). Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-03 did not have any impact on the Company’s results of operations and financial position.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not determined the impact FSP 142-3 will have on its results of operations and financial position.

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

Investments at June 30, 2008 and December 31, 2007 consist of the following:

		Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

June 30, 2008 –
Corporate bonds	$15,198,000	$1,281	$(6,838)	$15,192,443
Certificates of deposit	21,402,907	—	(18,465)	21,384,442
U.S. Government bonds	3,784,062	—	(11,813)	3,772,249
	$40,384,969	$1,281	$(37,116)	$40,349,134

December 31, 2007 –
Corporate bonds	$25,486,974	$—	$(22,154)	$25,464,820
Certificates of deposit	14,073,000	—	(29,108)	14,043,892
U.S. Government bonds	9,779,189	1,351	(291)	9,780,249
Municipal bonds	500,000	—	—	500,000
	$49,839,163	$1,351	$(51,553)	$49,788,961

4.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan. This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years. The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan. Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009. Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred. Through the period ended June 30, 2008, the Company had incurred $1,431,145 in research and development expense under the 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company accrued $104,952 of royalty expense in connection with the agreement for the six months ended June 30, 2008.

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

The Company issued 34,862 and 37,694 shares of the Company’s common stock to PPG as consideration for services provided by PPG under the OLED Materials Agreement during the six months ended June 30, 2008 and 2007, respectively. For these shares, the Company recorded $558,035 and $536,102 to research and development expense for the six months ended June 30, 2008 and 2007, respectively. The Company also recorded $503,691 and $539,350 to research and development expense for the cash portion of the work performed by PPG during the six months ended June 30, 2008 and 2007, respectively.

The Company is also required under the OLED Materials Agreement to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $0 and $265,726 to research and development expense for this activity during the six months ended June 30, 2008 and 2007, respectively.

6.	SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Gain (Loss) on
	Series A		Common Stock		Paid-In	Available-for-	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2008	200,000	$2,000	35,563,201	$355,632	$250,240,994	$(50,202)	$(161,332,467)	$89,215,957
Exercise of common stock options and warrants (A)	-	-	251,500	2,515	2,145,668	-	-	2,148,183
Stock-based employee compensation (B)	-	-	83,105	830	1,475,954	-	-	1,476,784
Stock-based non-employee compensation (C)	-	-	84	1	5,109	-	-	5,110
Issuance of common stock to Board of Directors and Scientific Advisory Board (D)	-	-	32,384	324	533,257	-	-	533,581
Issuance of common stock in connection with Development and License Agreements (E)	-	-	38,663	387	552,591	-	-	552,978
Unrealized gain on available-for-sale securities	-	-	-	-	-	14,367	-	14,367
Net loss	-	-	-	-	-	-	(9,399,175)	(9,399,175)

Comprehensive loss	-	-	-	-	-	-	-	(9,384,808)

BALANCE, JUNE 30, 2008	200,000	$2,000	35,968,937	$359,689	$254,953,573	$(35,835)	$(170,731,642)	$84,547,785

(A)	During the six months ended June 30, 2008, the Company issued 251,500 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $2,148,183.
(B)	Includes $880,352 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(C)	Includes $991 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(D)	Includes $299,968 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(E)
The Company was required to pay Motorola royalties of $132,839 for the year ended December 31, 2007. As of June 2008, the Company issued to Motorola 3,801 shares of the Company’s common stock, valued at $66,403, and paid Motorola $66,436 in cash to satisfy the royalty obligation.

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors. Through June 30, 2008, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015. The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the six months ended June 30, 2008, the Company granted to employees options to purchase 3,750 shares of common stock. These stock options vested immediately and had exercise prices equal to the closing market price of the Company’s common stock on the date of grant. The fair value of the options granted during the six months ended June 30, 2008 was $31,561. For the six months ended June 30, 2008 and 2007, compensation expense related to all outstanding common stock options was $103,732 and $312,848, respectively.

In addition, during the six months ended June 30, 2008, the Company granted a total of 74,557 shares of restricted stock to employees.  These shares of restricted stock had a value of $1,367,376 on the date of grant and will vest in equal increments over three years from the date of grant.  For the six months ended June 30, 2008, the Company recorded as compensation charges related to all restricted stock awards to employees a general and administrative expense of $317,614 and a research and development expense of $166,168. The Company also issued 578 shares of unrestricted stock to employees and the fair value of $8,918 was charged to research and development.

During the six months ended June 30, 2008, the Company issued 10,552 shares of fully vested common stock to members of its Board of Directors as partial compensation for services performed.  The fair value of the shares issued was $193,835, which was recorded as a compensation charge in general and administrative expense for the six months ended June 30, 2008.

During the six months ended June 30, 2008, the Company granted a total of 13,086 shares of restricted stock to members of the Scientific Advisory Board.  These shares of restricted stock had a value of $239,997 on the date of grant and will vest in equal increments over three years from the date of grant.  For the six months ended June 30, 2008, the Company recorded a charge to research and development expenses of $39,778 for all restricted stock awards to members of the Scientific Advisory Board.

During the six months ended June 30, 2008, the Company also granted to non-employees options to purchase 250 shares of common stock and 30 shares of unrestricted stock. These stock options vested immediately and had exercise prices equal to the closing market price of the Company’s common stock on the date of grant. The fair value of the options granted and the shares issued to non-employees during the six months ended June 30, 2008 was $4,119 and was charged to research and development expense.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months ended June 30, 2008 and 2007, the effects of the exercise of the combined outstanding stock options and warrants of 4,896,124 and 6,275,067, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. See Note 4 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 4 for further explanation.

The Company is required under a license agreement with Motorola to pay royalties on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. For the six months ended June 30, 2008, the Company recorded a royalty expense of $88,517.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for the Company to file a response to the facts and arguments presented by CDT in its Notice of Opposition.  The response was timely filed.  The opponents then filed their reply to the Company’s response on December 7, 2007.  The Company has decided that there is no need to file another response before the oral hearing date is set.  At this stage of the proceeding, Company management cannot make any prediction as to the probable outcome of this opposition.  However, based on an analysis of the evidence presented to date, Company management continues to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

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

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition.  The Company requested a two-month extension to file this response, and the Company subsequently filed its response in a timely manner.  The Company is still waiting to see whether the other parties in the opposition file any additional documents, to which the Company may respond.  At this time, Company management cannot make any prediction as to the probable outcome of the opposition.  However, based on an analysis of the evidence presented to date, Company management continues to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

9.	CONCENTRATION OF RISK

Contract research revenue of $1,231,052 and $2,419,770 for the six months ended June 30, 2008 and 2007, respectively, has been derived from contracts with United States government agencies. One non-government customer accounted for 49% and 44% of consolidated revenue for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable from this customer were $837,650 at June 30, 2008. Revenues from outside of North America represented 71% and 52% of consolidated revenue for the six months ended June 30, 2008 and 2007, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $170,731,642 as of June 30, 2008.

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

RESULTS OF OPERATIONS

 Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We had a net loss of $5,205,790 (or $0.15 per diluted share) for the quarter ended June 30, 2008, compared to a net loss of 5,175,371 (or $0.16 per diluted share) for the same period in 2007. The increase in net loss was primarily due to:

•	a decrease in revenues of $169,572; and

•	a decrease in interest income of $86,371;

•	offset by a decrease in operating expenses of $238,132.

Our revenues were $2,145,598 for the quarter ended June 30, 2008, compared to $2,315,170 for the same period in 2007. Commercial revenue increased to $1,395,487 from $392,926 for the same period in 2007.  Commercial revenue relates to the commercialization of our OLED technologies into our customers’ products and includes commercial chemical revenue, license fees and royalty income.  Developmental revenue decreased to $750,111 from $1,922,244 for the same period in 2007.  Developmental revenue relates to developmental efforts for which we are paid and includes contract research revenue, technology development revenue and development chemical sales. We believe these revenue categories, which now combine accounts previously reported separately, better reflect our business strategies and core business efforts.

Our commercial chemical revenues and our royalty and license revenues for the quarter ended June 30, 2008 were $938,330 and $457,157, respectively, compared to $229,631 and $163,295, respectively, for the corresponding period in 2007.

The majority of our commercial chemical revenue for the quarter ended June 30, 2008 was from sales of our proprietary OLED materials to
Samsung SDI Co., Ltd. (“Samsung SDI”).  We also sold small quantities of these materials to two other commercial chemical customers. During the same period in 2007, we recorded all of our commercial chemical revenue, as well as the majority of our license and royalty revenues, from Samsung SDI. We cannot accurately predict how long our material sales to Samsung SDI or other customers will continue, as they frequently update and alter their product offerings. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $228,587 for the quarter ended June 30, 2008, compared to $31,395 for the same period in 2007. This revenue represents royalties received under our patent license agreement with Samsung SDI, which we entered into in April 2005. Under the agreement with Samsung SDI, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the three months ended June 30, 2008 represents royalties for products sold by Samsung SDI during the first quarter of 2008.

License revenue for the quarters ended June 30, 2008 and 2007 included license fees of $228,570 and $131,900, respectively. These revenues were received under our patent license agreement with Samsung SDI, as well as the cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002. In connection with each of these agreements, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung SDI and over 10 years with DuPont. We also recorded relatively small amounts of license revenue from two additional commercial customers for the quarter ended June 30, 2008.

We earned $345,085 in contract research revenue from agencies of the U.S. government for the quarter ended June 30, 2008, compared to $1,305,246 in corresponding revenue for the same period in 2007. The decrease was due principally to the timing of revenue recognition in connection with several new and completed government programs, including a $500,000 milestone under one of our contracts achieved in the second quarter of 2007. However, the number of contracts and the overall contract value remained relatively consistent in both quarters.

We earned $305,026 from sales of developmental chemicals during the quarter ended June 30, 2008, compared to $366,998 in corresponding revenue for the same period in 2007. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies.

We recognized $100,000 in technology development revenue for the quarter ended June 30, 2008 in connection with the completion of services under a technology development agreement that we entered into in 2006. This compares to $250,000 in technology development revenue for the same period in 2007. The decrease was due to our completion at the end of 2007 of certain work under a technology development agreement with one of our customers. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies.

We incurred research and development expenses of $5,053,353 for the quarter ended June 30, 2008, compared to $5,543,824 for the same period in 2007.  The decrease was mainly due to:

•	a decrease in subcontractor costs from the completion of work under government contracts of $461,323; and

•	a decrease in the amounts paid to PPG Industries under our OLED Materials and Supply and Service Agreement of $78,220.

These decreases were offset in part to an increase in operating costs associated with the expansion of operations at our New Jersey facility of approximately $50,000.

General and administrative expenses were $2,679,944 for the quarter ended June 30, 2008, compared to $2,568,217 for the same period in 2007.  These expenses remained consistent over the corresponding periods.

Interest income decreased to $737,368 for the quarter ended June 30, 2008, compared to $823,739 for the same period in 2007.  The decrease was mainly attributable to decreased rates of return on investments during the quarter compared to rates for the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We had a net loss of $9,399,175 (or $0.26 per diluted share) for the six months ended June 30, 2008, compared to a net loss of $9,759,172 (or $0.30 per diluted share) for the same period in 2007. The decreased loss was primarily due to:

•	a decrease in operating expenses of $597,791; and

•	an increase in interest income of $247,864;

•	offset by a decrease in revenues of $467,383.

Our revenues were $4,862,417 for the six months ended June 30, 2008, compared to $5,329,800 for the same period in 2007. Commercial revenue increased to $2,950,552 from $1,833,826 for the same period in 2007.  Developmental revenue decreased to $1,911,865 from $3,495,974 for the same period in 2007.

Our commercial chemical revenue and our royalty and license revenues for the six months ended June 30, 2008 were $1,923,890 and $1,026,662, respectively, compared to $1,542,631 and $291,195, respectively, for the corresponding period in 2007. Almost all of our commercial chemical revenue for the six months ended June 30, 2008 and 2007 was from sales of our materials to Samsung SDI. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We recorded royalty revenue of $444,012 from Samsung SDI for the six months ended June 30, 2008, compared to $31,395 for the same period of 2007. Under our patent license agreement with Samsung SDI, we receive royalty reports a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the six months ended June 30, 2007 represents only royalties earned during the last of quarter of 2007 and the first quarter of 2008. We also recorded royalty revenue of $52,141 for the six months ended June 30, 2008 from sales of OVPD equipment by our licensee, Aixtron AG. We received no corresponding royalty revenue in the same period in 2007.

License revenue for the six-month periods ended June 30, 2008 and 2007 also included license fees of $530,510 and $259,800, respectively. These revenues were derived primarily from our patent license agreement with Samsung SDI and our cross-license agreement with DuPont. We also recorded relatively small amounts of license revenue from two additional commercial customers during the first six months of 2008.

We earned $1,231,052 in contract research revenue from the U.S. government for the six months ended June 30, 2008, compared to $2,419,770 for the same period in 2007. The decrease was due principally to the timing of revenue recognition in connection with several new and completed government programs, including a $500,000 milestone under one of our contracts achieved in the second quarter of 2007. However, the number of contracts and the overall contract value remained relatively consistent in both periods.

We recognized $122,688 in technology development revenue for the six months ended June 30, 2008 in connection with two technology development agreements that we entered into in 2006. This compares to $500,000 in technology development revenue for the same period in 2007. The decrease was due to our completion at the end of 2007 of certain work under a technology development agreement with one of our customers. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies.

Table of Content

We earned $558,125 from sales of developmental chemicals during the six months ended June 30, 2008, compared to $576,204 for the same period in 2007. We cannot accurately predict the timing and frequency of such purchases by our customers due to the early stage of the OLED industry.

We incurred research and development expenses of $10,204,877 for the six months ended June 30, 2008, compared to $10,997,153 for the same period in 2007. The decrease was mainly due to:

•	a decrease in direct contract costs from the timing of and completion of work under government contracts of $843,644; and

•	a decrease in the amounts paid to PPG Industries under our OLED Materials and Supply and Service Agreement of $279,451.

These decreases were offset in part to an increase in operating costs associated with the expansion of operations at our New Jersey facility of approximately $315,000.

General and administrative expenses were $5,053,490 for the six months ended June 30, 2008, compared to $4,921,731 for the same period in 2007. These expenses remained consistent over the corresponding periods.

Interest income increased to $1,656,562 for the six months ended June 30, 2008, compared to $1,408,698 for the same period in 2007. This increase resulted mainly from funds received from a common stock offering we completed in May 2007, offset by decreased rates of return on investments during the period compared to rates for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $39,540,102 and short-term investments of $40,349,134, for a total of $79,889,236. This compares to cash and cash equivalents of $33,870,696 and short-term investments of $49,788,961, for a total of
$83,659,657, as of December 31, 2007.

Cash used in operating activities was $6,278,728 for the six months ended June 30, 2008, compared to $6,874,526 for the same period in 2007. The change is due in part to the decrease in net loss.

Cash provided by investing activities was $9,799,951 for the six months ended June 30, 2008.  For the same period 2007, cash used in investing activities was $5,008,483. The change was due to timing differences in the purchases and maturities of investments during the periods.  The increased volume of investments during the period ended June 30, 2008 was due to an increase in cash invested in short-term investments, which cash was derived from our May 2007 common stock offering.

Cash provided by financing activities was $2,148,183 for the six months ended June 30, 2008, compared to $42,281,103 for the same period in 2007.  The decrease was due to a decrease in exercises of stock options and stock purchase warrants in 2008 and the completion of a common stock offering in May 2007.

Working capital was $70,114,276 as of June 30, 2008, compared to working capital of $73,979,638 as of December 31, 2007. Working capital decreased primarily due to cash used in operating activities.

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

Table of Content

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our contractual obligations.  There have been no significant changes in contractual obligations to date in 2008.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of off-balance sheet arrangements.  As of June 30, 2008, we had no off-balance sheet arrangements.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for us to file a response to the facts and arguments presented by CDT in its Notice of Opposition.  The response was timely filed.  The opponents then filed their reply to our response on December 7, 2007.  We have decided that there is no need to file another response before the oral hearing date is set.  At this stage of the proceeding, we cannot make any prediction as to the probable outcome of this opposition.  However, based on an analysis of the evidence presented to date, we continue to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

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

The EPO set a January 6, 2008 due date for us to file our response to the opposition.  We requested a two-month extension to file this response, and we subsequently filed our response in a timely manner.  We are still waiting to see whether the other parties in the opposition file any additional documents, to which we may respond.  At this time, we cannot make any prediction as to the probable outcome of the opposition.  However, based on an analysis of the evidence presented to date, we continue to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

ITEM 1A.                RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we issued an aggregate of 57,615 unregistered shares of our common stock. Of this amount, 32,615 shares were issued to PPG Industries in return for services provided them under our OLED Material Supply and Service Agreement. The remaining 25,000 shares were issued upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $7.15 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2008 Annual Meeting of Shareholders on June 19, 2008.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

 (c) The number of votes represented at the annual meeting, in person or by proxy, was 33,689,010. In determining this number, abstentions and shares held by brokers who have notified us that they lack voting authority with respect to any matter (referred to herein as “broker non-votes”) were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

1. Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD	Percentage FOR of Total Votes Cast*
Steven V. Abramson	31,348,330	2,340,680	93.1
Leonard Becker	33,217,361	471,649	98.6
Elizabeth H. Gemmill	33,383,767	305,243	99.1
C. Keith Hartley	33,389,516	299,494	99.1
Lawrence Lacerte	33,328,833	360,177	98.9
Sidney D. Rosenblatt	31,237,760	2,451,250	92.7
Sherwin I. Seligsohn	31,246,455	2,442,555	92.8

* Broker non-votes are not considered votes “cast” with respect to the election of directors.

2. Proposal to Ratify the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2008. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

Number of Votes FOR	Number of Votes AGAINST	Number of ABSTENTIONS	Percentage FOR of Total Votes Cast*
33,420,218	120,873	147,919	99.2

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

UNIVERSAL DISPLAY CORPORATION

Date: August 7, 2008	By:/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer