Form 10-Q
period 2008-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2008-11-06
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of November 3, 2008, the registrant had outstanding 36,064,017 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,415,132	$33,870,696
Short-term investments	24,644,704	49,788,961
Accounts receivable	1,792,761	2,395,416
Inventory	2,209	41,165
Other current assets	649,900	673,931

Total current assets	81,504,706	86,770,169
PROPERTY AND EQUIPMENT, net	13,275,767	13,525,714
ACQUIRED TECHNOLOGY, net	3,353,112	4,624,416
OTHER ASSETS	72,272	79,772

TOTAL ASSETS	$98,205,857	$105,000,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,673,009	$861,428
Accrued expenses	4,733,161	4,578,147
Deferred license fees	6,148,268	7,178,268
Deferred revenue	1,787,634	172,688

Total current liabilities	14,342,072	12,790,531
DEFERRED LICENSE FEES	3,577,437	2,454,900
DEFERRED REVENUE	375,000	538,683

Total liabilities	18,294,509	15,784,114

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 36,029,665 and 35,563,201 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	360,297	355,632
Additional paid-in capital	255,591,116	250,240,994
Unrealized loss on available for sale securities	(7,440)	(50,202)
Accumulated deficit	(176,034,625)	(161,332,467)

Total shareholders’ equity	79,911,348	89,215,957

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,205,857	$105,000,071

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
REVENUE:
Commercial revenue	$1,324,924	$1,368,201
Developmental revenue	1,300,715	1,709,080

Total revenue	2,625,639	3,077,281

OPERATING EXPENSES:
Cost of chemicals sold	266,563	281,062
Research and development	5,750,361	4,568,299
General and administrative	2,342,962	2,209,537
Royalty and license expense	98,617	91,132

Total operating expense	8,458,503	7,150,030

Operating loss	(5,832,864)	(4,072,749)
INTEREST INCOME	545,561	1,114,769
INTEREST EXPENSE	(15,680)	(2,585)

NET LOSS	$(5,302,983)	$(2,960,565)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.08)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	35,989,473	34,985,918

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
REVENUE:
Commercial revenue	$4,275,476	$3,202,027
Developmental revenue	3,212,580	5,205,054

Total revenue	7,488,056	8,407,081

OPERATING EXPENSES:
Cost of chemicals sold	709,001	727,650
Research and development	15,955,238	15,565,452
General and administrative	7,396,452	7,131,268
Royalty and license expense	297,086	222,725

Total operating expense	24,357,777	23,647,095

Operating loss	(16,869,721)	(15,240,014)
INTEREST INCOME	2,202,123	2,523,467
INTEREST EXPENSE	(34,560)	(3,190)

NET LOSS	$(14,702,158)	$(12,719,737)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.41)	$(0.38)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	35,887,264	33,230,574

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,702,158)	$(12,719,737)
Non-cash charges to statement of operations:
Depreciation	1,421,274	1,347,549
Amortization of intangibles	1,271,304	1,271,304
Amortization of premium and discount on investments, net	(942,761)	(189,306)
Stock-based employee compensation	895,869	803,693
Stock-based non-employee compensation	4,119	9,497
Non-cash expense under a Development Agreement	882,540	745,453
Stock-based compensation to Board of Directors and Scientific Advisory Board	345,691	318,997
(Increase) decrease in assets:
Accounts receivable	602,655	(376,575)
Inventory	38,956	28,389
Other current assets	24,031	(139,669)
Other assets	7,500	7,500
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,805,503	(526,381)
Deferred license fees	92,537	(383,700)
Deferred revenue	1,451,263	352,554

Net cash used in operating activities	(6,801,677)	(9,450,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,171,327)	(661,591)
Purchase of investments	(62,028,220)	(27,344,981)
Proceeds from sale of investments	88,158,000	22,543,000

Net cash provided by (used in) investing activities	24,958,453	(5,463,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	38,000,023
Proceeds from the exercise of common stock options and warrants	2,387,660	6,422,284

Net cash provided by financing activities	2,387,660	44,422,307

INCREASE IN CASH AND CASH EQUIVALENTS	20,544,436	29,508,303
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,870,696	31,097,533

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,415,132	$60,605,836

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$42,762	$66,164
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	299,968	260,000
Common stock issued to employees that was earned in a previous period	867,510	951,321
Common stock issued for royalties that was earned in a previous period	66,403	499,993
Common stock issued under a Development Agreement that was earned in a previous period	—	21,915
Common stock issued to non-employee that was earned in a previous period	991	—

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008, Using
	Total carrying value as of September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term Investments	$24,644,704	$24,644,704	$—	$—
Total	$24,644,704	$24,644,704	$—	$—

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

Investments at September 30, 2008 and December 31, 2007 consist of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

September 30, 2008 –
Corporate bonds	$9,945,846	$—	$(7,347)	$9,938,499
Certificates of deposit	7,156,000	3,194	(3,698)	7,155,496
U.S. Government bonds	7,550,298	11,252	(10,841)	7,550,709
	$24,652,144	$14,446	$(21,886)	$24,644,704

December 31, 2007 –
Corporate bonds	$25,486,974	$—	$(22,154)	$25,464,820
Certificates of deposit	14,073,000	—	(29,108)	14,043,892
U.S. Government bonds	9,779,189	1,351	(291)	9,780,249
Municipal bonds	500,000	—	—	500,000
	$49,839,163	$1,351	$(51,553)	$49,788,961

4.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years.  The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,636,296 for work actually performed during the period from May 1, 2006 through April 30, 2009.  Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred.  Through September 30, 2008, the Company had incurred $1,699,087 in research and development expense under the 2006 Research Agreement.

On October 9, 1997, the Company, Princeton and USC entered into an Amended License Agreement (as amended, the “1997 Amended License Agreement”) under which Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton and USC under the 1997 Research Agreement.  Under this agreement, the Company is required to pay Princeton royalties for licensed products sold by the Company or its sublicensees.  For licensed products sold by the Company, the Company is required to pay Princeton 3% of the net sales price of these products.  For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton 3% of the revenues received by the Company from these sublicensees.  These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company has accrued $162,035 of royalty expense in connection with the agreement for the nine months ended September 30, 2008.

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

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG (the “OLED Materials Agreement”).  The OLED Materials Agreement superseded and replaced in their entireties the Development Agreement and Supply Agreement effective as of January 1, 2006, and extended the term of the Company’s relationship with PPG through December 31, 2008.  Under the OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.  On January 4, 2008, the term of the OLED Materials Agreement was extended for an additional three years, through December 31, 2011.

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

The Company issued 63,354 and 50,477 shares of the Company’s common stock to PPG as consideration for services provided by PPG under the OLED Materials Agreement during the nine months ended September 30, 2008 and 2007, respectively. For these shares, the Company recorded $882,540 and $745,453 to research and development expense for the nine months ended September 30, 2008 and 2007, respectively. The Company also recorded $771,565 and $746,715 to research and development expense for the cash portion of the work performed by PPG during the nine months ended September 30, 2008 and 2007, respectively. Of the shares earned in the nine months ended September 30, 2008, 28,492 shares were issued in October 2008.

The Company is also required under the OLED Materials Agreement to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $0 and $162,132 to research and development expense for this activity during the nine months ended September 30, 2008 and 2007, respectively.

6.	SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Loss on
	Series A		Common Stock		Paid-In	Available-for-	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2008	200,000	$2,000	35,563,201	$355,632	$250,240,994	$(50,202)	$(161,332,467)	$89,215,957
Exercise of common stock options and warrants (A)	-	-	304,650	3,046	2,384,614	-	-	2,387,660
Stock-based employee compensation (B)	-	-	85,407	854	1,762,525	-	-	1,763,379
Stock-based non-employee compensation (C)	-	-	84	1	5,109	-	-	5,110
Issuance of common stock to Board of Directors and Scientific Advisory Board (D)	-	-	37,660	377	645,282	-	-	645,659
Issuance of common stock in connection with Development and License Agreements (E)	-	-	38,663	387	552,592	-	-	552,979
Unrealized gain on available-for-sale securities	-	-	-	-	-	42,762	-	42,762
Net loss	-	-	-	-	-	-	(14,702,158)	(14,702,158)

Comprehensive loss								(14,659,396)

BALANCE, SEPTEMBER 30, 2008	200,000	$2,000	36,029,665	$360,297	$255,591,116	$(7,440)	$(176,034,625)	$79,911,348

(A)	During the nine months ended September 30, 2008, the Company issued 304,650 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $2,387,660.
(B)	Includes $867,510 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(C)	Includes $991 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(D)	Includes $299,968 that was earned in a previous period and charged to expense when earned, but issued in 2008.
(E)
The Company was required to pay Motorola royalties of $132,839 for the year ended December 31, 2007.  As of September 2008, the Company issued to Motorola 3,801 shares of the Company’s common stock, valued at $66,403, and paid Motorola $66,436 in cash to satisfy the royalty obligation.

7.	STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R utilizing the modified prospective transition method. SFAS No. 123R requires employee and non-employee director stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period.  Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006, and for all share payments issued prior to January 1, 2006 that remain unvested.  The adoption of SFAS No. 123R did not change the Company’s accounting for stock-based payments issued to non-employees.

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through September 30, 2008, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the nine months ended September 30, 2008, the Company granted to employees options to purchase 3,750 shares of common stock.  These stock options vested immediately and had exercise prices equal to the closing market price of the Company’s common stock on the date of grant.  The fair value of the options granted during the nine months ended September 30, 2008 was $31,561.  For the nine months ended September 30, 2008 and 2007, compensation expense related to the vesting of all employee stock options was $143,577 and $426,985, respectively.

In addition, during the nine months ended September 30, 2008, the Company granted a total of 76,057 shares of restricted stock to employees.  These shares of restricted stock had a value of $1,386,395 on the date of grant and will vest in equal increments annually over three years from the date of grant.  For the nine months ended September 30, 2008, the Company recorded as compensation charges related to the vesting of all restricted stock awards to employees a general and administrative expense of $482,196 and a research and development expense of $252,924.  The Company also granted 1,830 shares of common stock to employees, which were fully vested at the date of grant, and had a fair value of $26,500 that was charged to research and development expense. In connection with these shares, 601 shares, with a fair value of $9,328, were withheld in satisfaction of tax withholding obligations.

During the nine months ended September 30, 2008, the Company issued 15,828 shares of common stock to members of its Board of Directors as partial compensation for services performed.  The fair value of the shares issued was $281,543, which was recorded as general and administrative expense for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company granted a total of 13,086 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest in equal increments annually over three years from the date of grant.  For the nine months ended September 30, 2008, the Company recorded a charge to research and development expenses of $64,148 for the vesting of all restricted stock awards to these members of the Scientific Advisory Board.

During the nine months ended September 30, 2008, the Company also granted to non-employees options to purchase 250 shares of common stock and 30 shares of unrestricted stock.  These stock options vested immediately and had exercise prices equal to the closing market price of the Company’s common stock on the date of grant.  The fair value of the options granted and the shares issued to non-employees during the nine months ended September 30, 2008 was $4,119, which was charged to research and development expense.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  For the nine months ended September 30, 2008 and 2007, the effects of the exercise of the combined outstanding stock options and warrants of 4,672,275 and 5,681,359, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

The Company is required under a license agreement with Motorola to pay royalties on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. For the nine months ended
September 30, 2008, the Company recorded a royalty expense of $127,551.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for the Company to file a response to the facts and arguments presented by CDT in its Notice of Opposition.  The response was timely filed.  The opponents then filed their reply to the Company’s response on December 7, 2007.  The Company has decided that there is no need to file another response before the oral hearing date is set.  The Company is currently waiting for the EPO to notify it of the date of the oral hearing.

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

Two other parties filed additional oppositions to the EP ‘238 patent just prior to the August 2, 2007 expiration date for such filings.  On July 24, 2007, Merck Patent GmbH, of Darmstadt, Germany, filed a second Notice of Opposition to the EP ‘238 patent, and on July 27, 2007, BASF Aktiengesellschaft, of Mannheim, Germany, filed a third Notice of Opposition to the EP ‘238 patent.  The EPO combined all three oppositions into a single opposition proceeding.

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition.  The Company requested a two-month extension to file this response, and the Company subsequently filed its response in a timely manner.  The Company is currently waiting for the EPO to notify it of the date of the oral hearing.  The Company is also waiting to see whether the other parties in the opposition file any additional documents, to which the Company may respond.

At this time, Company management cannot make any prediction as to the probable outcome of the opposition.  However, based on an analysis of the evidence presented to date, Company management continues to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

9.	CONCENTRATION OF RISK

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,841,368 and $3,649,076 for the nine months ended September 30, 2008 and 2007, respectively, has been derived from contracts with United States government agencies.  One non-government customer accounted for 48% and 37% of consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively.  Accounts receivable from this customer were $825,000 at September 30, 2008.  Revenues from outside of North America represented 72% and 54% of consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $176,034,625 as of September 30, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We had a net loss of $5,302,983 (or $0.15 per diluted share) for the quarter ended September 30, 2008, compared to a net loss of $2,960,565 (or $0.08 per diluted share) for the same period in 2007.  The increase in net loss was primarily due to:

•	an increase in operating expenses of $1,308,473;

•	a decrease in interest income of $569,208; and

•	a decrease in revenues of $451,642.

Our revenues were $2,625,639 for the quarter ended September 30, 2008, compared to $3,077,281 for the same period in 2007. Commercial revenue decreased to $1,324,924 from $1,368,201 for the same period in 2007.  Commercial revenue relates to the commercialization of our OLED technologies into our customers’ products and includes commercial chemical revenue, license fees and royalty income.  Developmental revenue decreased to $1,300,715 from $1,709,080 for the same period in 2007.  Developmental revenue relates to developmental efforts for which we are paid and includes contract research revenue, technology development revenue and development chemical revenue. We believe these revenue categories, which now combine accounts previously reported separately, better reflect our business strategies and core business efforts.

Our commercial chemical revenue and our royalty and license revenues for the quarter ended September 30, 2008 were $1,025,000 and $299,924, respectively, compared to $1,185,050 and $183,151, respectively, for the corresponding period in 2007.

The majority of our commercial chemical revenue for the quarter ended September 30, 2008 was from sales of our proprietary OLED materials to Samsung SDI Co., Ltd. (“Samsung SDI”).  We also sold small quantities of these materials to two other commercial chemical customers during the quarter. During the same period in 2007, we recorded all of our commercial chemical revenue, as well as the majority of our license and royalty revenues, from Samsung SDI. We cannot accurately predict how long our material sales to Samsung SDI or other customers will continue, as they frequently update and alter their product offerings. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $148,261 for the quarter ended September 30, 2008, compared to $16,051 for the same period in 2007. This revenue represents royalties received under our patent license agreement with Samsung SDI, which we entered into in April 2005. Under the agreement with Samsung SDI, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the three months ended September 30, 2008 and 2007 represents royalties for products sold by Samsung SDI during the second quarter of 2008 and 2007, respectively.

License revenue for the quarters ended September 30, 2008 and 2007 included license fees of $151,663 and $167,100, respectively. These revenues were received under our patent license agreement with Samsung SDI, as well as a cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002.  License revenue for the quarter ended September 30, 2008 also included revenues received under a patent license agreement we entered into with Konica Minolta Holdings, Inc. (“Konica Minolta”) in August 2008, and a joint development agreement we previously entered into with a subsidiary of Konica Minolta.  In connection with these agreements, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung SDI and, based on current assumptions, over 10 years with DuPont and Konica Minolta.

We earned $610,316 in contract research revenue from agencies of the U.S. government for the quarter ended September 30, 2008, compared to $1,229,306 in corresponding revenue for the same period in 2007.  The decrease was due principally to the timing of revenue recognition in connection with several new and completed government programs in the third quarter of 2008.  However, the overall contract value remained relatively consistent in both quarters.

We earned $628,033 in development chemical revenue for the quarter ended September 30, 2008, compared to $229,774 in corresponding revenue for the same period in 2007. We had the same number of developmental chemical customers in both periods; however, the dollar values of shipments to two of these customers was significantly higher in the third quarter of 2008.  We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies.

We recognized $62,366 in technology development revenue for the quarter ended September 30, 2008, compared to $250,000 in technology development revenue for the same period in 2007.  Technology development revenue for the quarter ended September 30, 2008 included revenues received under a new joint development agreement we entered into in August 2008.  Payments received under this new agreement are being classified as deferred revenue and will be recognized over a period of three years.  The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies.

During the third quarter of 2008, we received $2,200,000 in fees from customers for licenses, technical assistance and joint development work.  We have recorded these fees as deferred revenue and began recognizing a portion of them in the third quarter.

Total operating expenses were $8,458,503 for the quarter ending September 30, 2008, compared to $7,150,030 for the same period in 2007. Total operating expenses for the third quarter of 2008 are in line with the prior quarters of 2008. Total operating expenses averaged approximately $8,100,000 per quarter for the first three quarters of 2008. Total operating expenses for the year 2007 averaged approximately $7,900,000 per quarter.  Operating expenses were consistent with our expectations on a quarter-to-quarter basis.

We incurred research and development expenses of $5,750,361 for the quarter ended September 30, 2008, compared to $4,568,299 for the same period in 2007.  The increase was mainly due to:

•	an increase in the amounts paid to PPG Industries under our OLED Materials and Supply and Service Agreement of $279,256;

•	an increase in patent costs of $261,577;

•	an increase in personnel costs of $220,765;

•	An increase in subcontract costs of $204,185;

•	an increase in sponsored research costs of $196,260; and

•	an increase in lab supplies of $181,442.

Research and development expenses for the third quarter 2008 were higher than for the third quarter 2007, mainly due to differences in the timing of these expenses.  As noted below, research and development expenses remained consistent for the nine-month periods ended September 30, 2008 and 2007.

General and administrative expenses were $2,342,962 for the quarter ended September 30, 2008, compared to $2,209,537 for the same period in 2007.  These expenses remained relatively consistent over the corresponding periods.

Interest income decreased to $545,561 for the quarter ended September 30, 2008, compared to $1,114,769 for the same period in 2007.  The decrease was mainly attributable to decreased rates of return on investments during the quarter, compared to rates for the same period in 2007.  Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We had a net loss of $14,702,158 (or $0.41 per diluted share) for the nine months ended September 30, 2008, compared to a net loss of $12,719,737 (or $0.38 per diluted share) for the same period in 2007. The increased loss was primarily due to:

•	an increase in operating expenses of $710,682;

•	a decrease in interest income of $321,344; and

•	a decrease in revenues of $919,025.

Our revenues were $7,488,056 for the nine months ended September 30, 2008, compared to $8,407,081 for the same period in 2007. Commercial revenue increased to $4,275,476 from $3,202,027 for the same period in 2007.  Developmental revenue decreased to $3,212,580 from $5,205,054 for the same period in 2007.

Our commercial chemical revenue and our royalty and license revenues for the nine months ended September 30, 2008 were $2,948,890 and $1,326,586, respectively, compared to $2,727,681 and $474,346, respectively, for the corresponding period in 2007. Almost all of our commercial chemical revenue for the nine months ended September 30, 2008 and 2007 was from sales of our proprietary OLED materials to Samsung SDI. We cannot accurately predict how long our material sales to Samsung SDI or other customers will continue, as they frequently update and alter their product offerings. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $644,413 for the nine months ended September 30, 2008, compared to $47,446 for the same period in 2007. This revenue represents royalties received under our patent license agreement with Samsung SDI. Under the agreement with Samsung SDI, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung SDI. Consequently, the royalty revenue from Samsung SDI for the nine months ended September 30, 2008 represents only royalties earned during the last of quarter of 2007 and the first two quarters of 2008. We also recorded royalty revenue of $52,141 for the nine months ended September 30, 2008 from sales of OVPD equipment by our licensee, Aixtron AG. We received no corresponding royalty revenue for the same period in 2007.

License revenue for the nine months ended September 30, 2008 and 2007 was $682,173 and $426,900, respectively. These revenues were derived primarily from our patent license agreement with Samsung SDI and our cross-license agreement with DuPont.  License revenue for the nine months ended September 30, 2008 also included revenues received under our patent license agreement with Konica Minolta and a prior joint development agreement with a subsidiary of Konica Minolta.  We also recorded license revenue from two additional commercial customers under their commercial material supply agreements during the first nine months of 2008.

We earned $1,841,368 in contract research revenue from agencies of the U.S. government for the nine months ended September 30, 2008, compared to $3,649,076 in corresponding revenue for the same period in 2007. The decrease was due principally to the timing of revenue recognition in connection with several new and completed government programs, including a $500,000 milestone under one of our contracts achieved in the second quarter of 2007. However, the overall contract value remained relatively consistent in both periods.

We earned $1,186,158 in development chemical revenue for the nine months ended September 30, 2008, compared to $805,978 in corresponding revenue for the same period in 2007. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies.

We recognized $185,054 in technology development revenue for the nine months ended September 30, 2008, compared to $750,000 in technology development revenue for the same period in 2007. The decrease was due in part to our completion at the end of 2007 of certain work under a technology development agreement with one of our customers. Technology development revenue for the nine-month period ended September 30, 2008 included revenues received under a new joint development agreement we entered into in August 2008.  The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies.

During the third quarter of 2008, we received $2,200,000 in fees from customers for licenses, technical assistance and joint development work.  We have recorded these fees as deferred revenue and began recognizing a portion of them in the third quarter.

We incurred research and development expenses of $15,955,238 for the nine months ended September 30, 2008, compared to $15,565,452 for the same period in 2007. These expenses remained consistent over the corresponding periods.

General and administrative expenses were $7,396,452 for the nine months ended September 30, 2008, compared to $7,131,268 for the same period in 2007. These expenses remained consistent over the corresponding periods.

Interest income decreased to $2,202,123 for the nine months ended September 30, 2008, compared to $2,523,467 for the same period in 2007. The decrease was mainly attributable to decreased rates of return on investments during the nine-month period, compared to rates for the same period in 2007.  Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $54,415,132 and short-term investments of $24,644,704, for a total of $79,059,836.  This compares to cash and cash equivalents of $33,870,696 and short-term investments of $49,788,961, for a total of $83,659,657, as of December 31, 2007.

Cash used in operating activities was $522,950 and $6,801,677 for the three and nine months ended September 30, 2008, respectively, compared to $2,575,906 and $9,450,432 for the same periods in 2007. The decrease in cash usage is due in part to an increase in accounts payable and accrued expenses, which included increased amounts due to PPG Industries and accruals for year compensation payments. The decrease in cash usage is also attributable to an increase in deferred revenue, which included $2,200,000 in fees received from customers for licenses, technical assistance and joint development work.

Cash provided by investing activities was $24,958,453 for the nine months ended September 30, 2008.  For the same period in 2007, cash used in investing activities was $5,463,572. The change was due to timing differences in the purchases and maturities of investments during the two periods. The increased volume of investments during the period ended September 30, 2008 was due to an increase in cash invested in short-term investments, which cash was derived from our May 2007 common stock offering.

Cash provided by financing activities was $2,387,660 for the nine months ended September 30, 2008, compared to $44,422,307 for the same period in 2007.  The decrease was due to a decrease in exercises of stock options and stock purchase warrants in 2008, and the completion of our common stock offering in May 2007.

Working capital was $67,162,634 as of September 30, 2008, compared to working capital of $73,979,638 as of December 31, 2007. Working capital decreased primarily due to cash used in operating activities.

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

We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of warrants and options.  It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain, maintain and enforce patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain.  Particularly in light of current market conditions, there can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all.

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

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of off-balance sheet arrangements.  As of September 30, 2008, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for us to file a response to the facts and arguments presented by CDT in its Notice of Opposition.  The response was timely filed.  The opponents then filed their reply to our response on December 7, 2007.  We have decided that there is no need to file another response before the oral hearing date is set.  We are currently waiting for the EPO to notify us of the date of the oral hearing.

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

Two other parties filed additional oppositions to the EP ‘238 patent just prior to the August 2, 2007 expiration date for such filings.  On July 24, 2007, Merck Patent GmbH, of Darmstadt, Germany, filed a second Notice of Opposition to the EP ‘238 patent, and on July 27, 2007, BASF Aktiengesellschaft, of Mannheim, Germany, filed a third Notice of Opposition to the EP ‘238 patent.  The EPO combined all three oppositions into a single opposition proceeding.

The EPO set a January 6, 2008 due date for us to file our response to the opposition.  We requested a two-month extension to file this response, and we subsequently filed our response in a timely manner.  We are currently waiting for the EPO to notify us of the date of the oral hearing.  We are also waiting to see whether the other parties in the opposition file any additional documents, to which we may respond.

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

During the quarter ended September 30, 2008, we issued an aggregate of 15,415 unregistered shares of our common stock upon the exercise of outstanding warrants. The warrants had an exercise price of $13.51 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Amended and Restated Change in Control Agreements

On November 4, 2008, the Compensation Committee of our Board of Directors approved amendments to existing Change in Control Agreements between the Company and the following executive officers: Sherwin I. Seligsohn, Steven V. Abramson, Sidney D. Rosenblatt, Julia J. Brown and Janice K. Mahon (the “CIC Agreements”).  The amendments are intended to bring the CIC Agreements into compliance with the strict timing and documentary requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations issued thereunder.

The amendments are designed to ensure that amounts payable under the CIC Agreements will qualify as severance payable in connection with an involuntary termination of employment.  If no changes were made to address Section 409A, these amounts would be subject to immediate taxation, including a 20% penalty tax, as well as a six-month deferral requirement.  Except as noted below, we do not believe that the amendments will have a material impact on the aggregate payments and other benefits to which our executive officers would be entitled under the CIC Agreements in the event of a termination of employment for a change in control.

The CIC Agreement with Ms. Mahon was also amended to increase the payments to which she would be entitled in the event of a termination of her employment for a change in control.  As previously reported, Ms. Mahon became an executive officer of the Company effective January 1, 2008.  Based on these amendments, the financial terms of the CIC Agreement with Ms. Mahon are now the same as those of our other executive officers.

We implemented the amendments by executing Amended and Restated Change in Control Agreements with each of our executive officers on November 4, 2008.  The Amended and Restated Change in Control Agreements have been filed as Exhibits to this Quarterly Report on Form 10-Q.  The foregoing statements in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to those Exhibits.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*+	Amendment No. 1 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of July 30, 2008

10.2*+	OLED Technology License and Technical Assistance Agreement between the registrant and Kyocera Corporation, dated as of July 28, 2008

10.3*+	Commercial OLED Material Supply Agreement between the registrant and Kyocera Corporation, dated as of July 28, 2008

10.4*+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

UNIVERSAL DISPLAY CORPORATION

Date: November 6, 2008	By:/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer