Form 10-K/A
period 2008-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2009-03-13
CIK 1005284

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

Explanatory Note:

On March 12, 2009, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).  The Registrant is filing this Amendment No. 1 to the Form 10-K (“Amendment No. 1”) solely to correct a typographical error in the “Consolidated Statements of Shareholders’ Equity and Comprehensive Loss” that appears in the Registrant’s Consolidated Financial Statements included in the Form 10-K.   Specifically, the amounts set forth opposite the captions “Net loss” and “Unrealized gain on available-for-sale securities” under the heading “Balance, December 31, 2007” were transposed, and have been corrected in Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K on March 12, 2009.

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

Exhibit
Number                                                                  Description

3.1	Amended and Restated Articles of Incorporation of the registrant (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of the registrant (2)

3.3	Bylaws of the registrant (1)

10.1#	Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000 (3)

10.2#	Amendment No. 1 to Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000 (1)

10.3#@	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008

10.4#@	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008

10.5#@	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008

10.6#@	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008

10.7#@	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008

10.8 #	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (4)

10.9 #	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (4)

10.10 #	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (4)

10.11 #	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (4)

10.12#@	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007

10.13	Equity Compensation Plan, dated as of June 29, 2006 (5)

10.14	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (6)

10.15 @	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006

10.16	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (7)

10.17	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (8)

10.18
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (8)

10.19	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (9)

10.20	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (4)

10.21 +	License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000 (9)

10.22 +	OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of July 29, 2005 (10)

10.23	Amendment No. 1 to the OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of January 4, 2008 (11)

10.24 +	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (12)

10.25 +	OLED Supplemental License Agreement between the registrant and Samsung SMD Co., Ltd., dated as of April 19, 2005 (12)

10.26 +	Amendment No. 1 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of July 30, 2008 (13)

10.27 +	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (14)

10.28 +	Commercial Supply Agreement between the registrant and Chi Mei EL Corporation, dated as of April 5, 2007 (15)

10.29 +	Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display), dated as of May 23, 2007 (15)

10.30 @	Amendment No. 1 to the Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display), dated as of November 21, 2008

10.31 +	OLED Technology License and Technical Assistance Agreement between the registrant and Kyocera Corporation, dated as of July 28, 2008(13)

10.32 +	Commercial OLED Material Supply Agreement between the registrant and Kyocera Corporation, dated as of July 28, 2008(13)

10.33 +	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008(13)

21@	Subsidiaries of the registrant

23.1@	Consent of KPMG LLP

31.1 *	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 *	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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
@    Previously filed.
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

Date: March 13, 2009

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

(Continued)

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS — (Continued)

	Unrealized Gain (Loss) on
	Available-for-Sale	Accumulated	Total
	Securities	Deficit	Equity

BALANCE, , JANUARY 1, 2006	$(120,577)	$(130,169,822)	$57,616,463
Exercise of common stock options and warrants	—	—	6,281,768
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	1,721,720
Stock-based non-employee compensation	—	—	105,011
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	837,800
Issuance of common stock, options and warrants in connection with the development agreements	—	—	2,968,674
Net loss	—	(15,186,804)	(15,186,804)
Unrealized gain on available-for-sale securities	37,731	—	37,731

Comprehensive loss	—	—	(15,149,073)

BALANCE, DECEMBER 31, 2006	(82,846)	(145,356,626)	54,382,363

Issuance of common stock through a public offering, net of expenses of $2,599,977	—	—	38,000,023
Exercise of common stock options and warrants	—	—	8,539,943
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	2,050,257
Stock-based non-employee compensation	—	—	23,336
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	714,742
Issuance of common stock in connection with the development and license agreements	—	—	1,448,490
Net loss	—	(15,975,841)	(15,975,841)
Unrealized gain on available-for-sale securities	32,644	—	32,644

Comprehensive loss	—	—	(15,943,197)

BALANCE, DECEMBER 31, 2007	(50,202)	(161,332,467)	89,215,957

Exercise of common stock options and warrants	—	—	2,407,160
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	2,086,178
Stock-based non-employee compensation	—	—	6,101
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	744,987
Issuance of common stock in connection with the development and license agreements	—	—	1,217,117
Net loss	—	(19,139,736)	(19,139,736)
Unrealized gain on available-for-sale securities	176,699	—	176,699

Comprehensive loss	—	—	(18,963,037)

BALANCE, DECEMBER 31, 2008	$126,497	$(180,472,203)	$76,714,463

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

Correction of Prior Year Consolidated Financial Amounts

Management has determined that the shares withheld to cover employee payroll taxes on stock-based compensation should have been recorded as a cash outflow from financing activity in the 2007 and 2006 consolidated cash flow statement.  The immaterial error correction results in a decrease in net cash used in operating activities and a decrease in net cash provided by financing activities of $657,485 and $586,658 for the year ended December 31, 2007 and 2006, respectively.  This correction did not change any amounts on the consolidated balance sheet or statement of operations.  Management believes that the effects of the corrections are not material to the Company’s financial position, results of operations or liquidity for any period presented.

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