Form 10-Q
period 2009-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2009-05-07
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of May 1, 2009, the registrant had outstanding 36,390,290 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,064,487	$28,321,581
Short-term investments	66,116,518	49,132,619
Accounts receivable	1,813,358	2,450,444
Inventory	2,209	2,209
Other current assets	483,896	462,908

Total current assets	74,480,468	80,369,761
PROPERTY AND EQUIPMENT, net	12,437,957	12,859,628
ACQUIRED TECHNOLOGY, net	2,505,576	2,929,344
OTHER ASSETS	83,491	69,772

TOTAL ASSETS	$89,507,492	$96,228,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,311,724	$1,585,015
Accrued expenses	3,498,595	5,296,433
Deferred license fees	6,148,267	6,148,267
Deferred revenue	2,350,723	2,739,790

Total current liabilities	13,309,309	15,769,505
DEFERRED LICENSE FEES	3,236,637	3,407,037
DEFERRED REVENUE	300,000	337,500
STOCK WARRANT LIABILITY	2,515,868	—

Total liabilities	19,361,814	19,514,042

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 36,328,665 and 36,131,981 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	363,287	361,320
Additional paid-in capital	251,812,110	256,696,849
Unrealized gain on available-for-sale securities	141,265	126,497
Accumulated deficit	(182,172,984)	(180,472,203)

Total shareholders’ equity	70,145,678	76,714,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,507,492	$96,228,505

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
REVENUE:
Commercial revenue	$1,369,137	$1,555,065
Developmental revenue	1,464,721	1,161,754

Total revenue	2,833,858	2,716,819

OPERATING EXPENSES:
Cost of chemicals sold	170,987	195,476
Research and development	5,219,062	4,440,139
Selling, general and administrative	2,622,945	2,373,546
Patent costs	731,531	711,385
Royalty and license expense	82,931	103,185

Total operating expenses	8,827,456	7,823,731

Operating loss	(5,993,598)	(5,106,912)
INTEREST INCOME	253,400	919,194
INTEREST EXPENSE	(2,643)	(5,667)
GAIN ON STOCK WARRANT LIABILITY	173,242	—

NET LOSS	$(5,569,599)	$(4,193,385)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.12)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	36,299,967	35,770,641

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,569,599)	$(4,193,385)
Non-cash charges to statement of operations:
Depreciation	517,472	445,937
Amortization of intangibles	423,768	423,768
Amortization of premium and discount on investments, net	(144,887)	(438,296)
Stock-based employee compensation	551,489	534,767
Stock-based non-employee compensation	1,998	4,119
Non-cash expense under a Development Agreement	309,375	241,901
Stock-based compensation to Board of Directors and Scientific Advisory Board	71,524	116,628
Gain on stock warrant liability	(173,242)	—
(Increase) decrease in assets:
Accounts receivable	637,086	80,648
Other current assets	(20,988)	90,525
Other assets	(13,719)	2,500
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(498,481)	285,687
Deferred license fees	(170,400)	(128,711)
Deferred revenue	(426,567)	(111,371)

Net cash used in operating activities	(4,505,171)	(2,645,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(95,801)	(219,578)
Purchase of short-term investments	(36,479,245)	(30,074,485)
Proceeds from sale of short-term investments	19,655,000	10,922,000

Net cash used in investing activities	(16,920,046)	(19,372,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and warrants	—	1,575,848
Payment of withholding taxes related to stock-based employee compensation	(831,877)	(727,118)

Net cash (used in) provided by financing activities	(831,877)	848,730

DECREASE IN CASH AND CASH EQUIVALENTS	(22,257,094)	(21,168,616)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,321,581	33,870,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,064,487	$12,702,080

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$14,768	$83,589
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	309,802	299,968
Common stock issued to employees that was earned in a previous period	845,745	904,939
Common stock issued for royalties that was earned in a previous period	81,954	66,403
Common stock issued to non-employee that was earned in a previous period	—	991

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, the results of operations and cash flows for the three months ended March 31, 2009 and 2008. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have any impact on the Company’s results of operations or financial position.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-5, Determining Whether an Instrument(or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”), to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This issue relates to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. EITF 07-5 is effective for financial statements for fiscal years beginning after December 15, 2008.  At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision that did not qualify for the scope of exception from the provisions of SFAS 133.  In accordance with EITF 07-5, the fair value of these warrants is required to be reported as a liability, with the changes of fair value recorded on the statement of operations. As such, on January 1, 2009, the fair value of these warrants of $2,689,110 was reclassified from equity to a liability. As a result of the change, the original fair value of the warrants at the date of issuance of $6,557,928 was recorded as a reduction to additional paid-in capital.  In addition, accumulated deficit, as of January 1, 2009, decreased from $180,472,203 to $176,603,385 to reflect the cumulative effect of the adoption of EITF 07-5. The change in fair value of these warrants resulted in a $173,242 gain on the statement of operations for the three months ended March 31, 2009. The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

In November 2008, the FASB ratified EITF Issue 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R, Business Combinations and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect EITF 08-7 will have an impact on its result of operations or financial position.

Correction of Prior Year Consolidated Financial Amounts

Management has determined that the shares withheld to cover employee payroll taxes on stock-based compensation should have been recorded as a cash outflow from financing activity in the 2008 consolidated cash flow statement.  The immaterial error correction results in a decrease in net cash used in operating activities and a decrease in net cash provided by financing activities of $727,118 for the three months ended March 31, 2008. This correction did not change any amounts on the consolidated balance sheet or statement of operations.  Management believes that the effects of the corrections are not material to the Company’s financial position, results of operations or liquidity for any period presented.

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

Short-term investments at March 31, 2009 and December 31, 2008 consist of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

March 31, 2009 –
Certificates of deposit	$12,196,897	$37,335	$(7,640)	$12,226,592
U.S. Government bonds	53,778,356	111,723	(153)	53,889,926
	$65,975,253	$149,058	$(7,793)	$66,116,518

December 31, 2008 –
Certificates of deposit	$10,318,000	$35,577	$(3,323)	$10,350,254
U.S. Government bonds	38,688,122	96,121	(1,878)	38,782,365
	$49,006,122	$131,698	$(5,201)	$49,132,619

All short-term investments held at March 31, 2009 will mature within one year.

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarified the definition of fair value, established a framework for measuring fair value and expanded disclosures on fair value measurements.

SFAS 157 established a valuation hierarchy for disclosure of the inputs to valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$66,116,518	$66,116,518	$—	$—

4.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and has a term of three years.  The 2006 Research Agreement supersedes the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Under the 2006 Research Agreement, the Company is obligated to pay USC up to $4,936,296 for work actually performed during the period from May 1, 2006 through April 30, 2009.  Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred.  Through March 31, 2009, the Company had incurred $2,061,720 in research and development expense under the 2006 Research Agreement. The Company is currently negotiating a further extension with the universities.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company has accrued $44,363 of royalty expense in connection with the agreement for the three months ended March 31, 2009.

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

The Company issued 36,826 and 17,331 shares of the Company’s common stock to PPG as consideration for services provided by PPG under the OLED Materials Agreement during the three months ended March 31, 2009 and 2008, respectively. For these shares, the Company recorded $309,375 and $241,901 to research and development expense for the three months ended March 31, 2009 and 2008, respectively. The Company also recorded $313,788 and $231,681 to research and development expense for the cash portion of the work performed by PPG during the three months ended March 31, 2009 and 2008, respectively. Of the shares earned in the three months ended March 31, 2009, 36,491 shares were issued in April 2009.

The Company is also required under the OLED Materials Agreement to reimburse PPG for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. The Company recorded $535,052 and $1,191 to research and development expense for this activity during the three months ended March 31, 2009 and 2008, respectively.

6.	SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Gain on
	Series A		Common Stock		Paid-In	Available-for-	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2009	200,000	$2,000	36,131,981	$361,320	$256,696,849	$126,497	$(180,472,203)	$76,714,463
Cumulative effect of the adoption of EITF 07-5, see Note 2	-	-	-	-	(6,557,928)	-	3,868,818	(2,689,110)
Stock-based employee compensation, net of shares withheld for taxes (A)	-	-	138,924	1,389	1,205,675	-	-	1,207,064
Stock-based non-employee compensation	-	-	360	4	1,994	-	-	1,998
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	-	-	45,050	451	380,875	-	-	381,326
Issuance of common stock in connection with Development and License Agreements (C)	-	-	12,350	123	84,645	-	-	84,768
Net loss	-	-	-	-	-	-	(5,569,599)	(5,569,599)
Unrealized gain on available-for-sale securities	-	-	-	-	-	14,768	-	14,768

Comprehensive loss								(5,554,831)

BALANCE, MARCH 31, 2009	200,000	$2,000	36,328,665	$363,287	$251,812,110	$141,265	$(182,172,984)	$70,145,678

(A)	Includes $845,745 that was earned in a previous period and charged to expense when earned, but issued in 2009.
(B)	Includes $309,802 that was earned in a previous period and charged to expense when earned, but issued in 2009.
(C)
The Company was required to pay Motorola royalties of $163,916 for the year ended December 31, 2008.  As of March 2009, the Company issued to Motorola 12,015 shares of the Company’s common stock, valued at $81,954, and paid Motorola $81,962 in cash to satisfy the royalty obligation.

7.	STOCK-BASED COMPENSATION

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through March 31, 2009, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the three months ended March 31, 2008, the Company granted to employees options to purchase 3,750 shares of common stock.  These stock options vested immediately and had exercise prices equal to the closing market price of the Company’s common stock on the date of grant.  The fair value of the options granted during the three months ended March 31, 2008 was $31,561.  For the three months ended March 31, 2009 and 2008, compensation expense related to the vesting of all employee stock options was a credit of $3,796 and a charge of $108,678, respectively.

In addition, during the three months ended March 31, 2009 and 2008, the Company granted a total of 141,150 and 74,557 shares of restricted stock to employees, respectively.  These shares of restricted stock had a fair value of $1,428,438 and $1,367,376, respectively, on the date of grant and vest in equal increments annually over three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.  For the three months ended March 31, 2009 and 2008, the Company recorded as compensation charges related to the vesting of all restricted stock awards to employees a general and administrative expense of $241,636 and $154,821, respectively, and a research and development expense of $116,702 and $81,455, respectively. During the three months ended March 31, 2009 and 2008, the Company also granted 1,890 and 720 shares of common stock to employees, respectively, which were fully vested at the date of grant, and had a fair value of $10,490 and $11,880, respectively, that was charged to research and development expense. In connection with these shares, 669 and 262 shares, with a fair value of $3,713 and $4,322, were withheld in satisfaction of tax withholding obligations, respectively.

During the three months ended March 31, 2009 and 2008, the Company issued 5,568 and 5,276 shares of common stock to members of its Board of Directors as partial compensation for services performed, respectively.  The fair value of the shares issued was $58,830 and $106,126, respectively, of which $49,025 and $106,126 was recorded as general and administrative expense for the three months ended March 31, 2009 and 2008, respectively and $9,805 was recorded as general and administrative expense for the year ended December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, the Company granted a total of 23,714 and 13,086 shares of restricted stock to certain members of its Scientific Advisory Board, respectively.  These shares of restricted stock will vest in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  For the three months ended March 31, 2009 and 2008, the Company recorded a charge to research and development expenses of $22,499 and $10,502 for the vesting of all restricted stock awards to these members of the Scientific Advisory Board, respectively.

During the three months ended March 31, 2009, the Company also granted to non-employees 360 shares of unrestricted stock.  The fair value the shares issued to non-employees was $1,998, which was charged to research and development expense for the three months ended March 31, 2009.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  For the three months ended March 31, 2009 and 2008, the effects of the exercise of the combined outstanding stock options and warrants of 4,429,182 and 5,005,667, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

The Company is required under a license agreement with Motorola to pay royalties on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. For the three months ended March 31, 2009, the Company recorded a royalty expense of $36,067 related to this license agreement.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for the Company to file a response to the facts and arguments presented by CDT in its Notice of Opposition.  The response was timely filed.  The opponents then filed their reply to the Company’s response on December 7, 2007.  The Company decided that there was no need to file another response before the oral hearing date was set.  On March 31, 2009, the EPO issued a Summons for an Oral Hearing on October 6, 2009.  The Summons included a preliminary, non-binding opinion from the opposition division of the EPO.

At this late stage of the proceeding, Company management still cannot make a firm prediction as to the probable outcome of this opposition.  However, based on an analysis of the evidence presented to date, including the preliminary opinion of the opposition division of the EPO, Company management continues to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

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

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $895,586 and $885,967 for the three months ended March 31, 2009 and 2008, respectively, has been derived from contracts with United States government agencies.  One non-government customer accounted for 36% and 44% of consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.  Accounts receivable from this customer were $481,100 at March 31, 2009.  Revenues from outside of North America represented 66% and 65% of consolidated revenue for the three months ended March 31, 2009 and 2008, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, as supplemented by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $182,172,984 as of March 31, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We had a net loss of $5,569,599 (or $0.15 per basic and diluted share) for the quarter ended March 31, 2009, compared to a net loss of $4,193,385 (or $0.12 per basic and diluted share) for the same period in 2008. The increase in net loss was primarily due to:

•	an increase in operating expenses of $1,003,725, and

•	a decrease in interest income of $665,794,

•	offset to some extent by an increase in revenues of $117,039 and a gain on stock warrant liability of $173,242.

Our revenues were $2,833,858 for the quarter ended March 31, 2009, compared to $2,716,819 for the same period in 2008. Commercial revenue decreased to $1,369,137 from $1,555,065 for the same period in 2008. Commercial revenue relates to the incorporation our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue. Developmental revenue increased to $1,464,721 for the quarter ended March 31, 2009, compared to $1,161,754 for the same period in 2008. Developmental revenue relates to OLED technology and material development activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.

Our commercial chemical revenue and our royalty and license revenues for the quarter ended March 31, 2009 were $686,165 and $516,074, respectively, compared to $985,560 and $569,505, respectively, for the corresponding period in 2008.

For the quarter ended March 31, 2009, the majority of our commercial chemical revenue was from sales of our proprietary OLED materials to Samsung Mobile Display Co., Ltd. (“Samsung SMD”). We also sold small quantities of our proprietary OLED materials to another customer during the first quarter of 2009. In accordance with our agreement with that customer, we recorded commercial chemical revenue and license revenue on account of the sales. For the corresponding period in 2008, the majority of our commercial chemical revenue was from Samsung SDI Co., Ltd. (“Samsung SDI”), whose OLED business was transferred to Samsung SMD in September 2008 (Samsung SDI and Samsung SMD collectively referred to as “Samsung”). We also sold small quantities of our proprietary OLED materials to two other customers during the first quarter of 2008. In accordance with our agreements with those customers, we recorded commercial chemical revenue and license revenue on account of the sales. The decrease in commercial chemical revenue from the first quarter of 2008 to the first quarter of 2009 resulted primarily from a lower volume of OLED material sales to Samsung. We cannot accurately predict how long our material sales to Samsung or other customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $278,179 for the quarter ended March 31, 2009, compared to $267,565 for the same period in 2008. This revenue primarily represents royalties received under our patent license agreement with Samsung, which we entered into in April 2005. Under this agreement, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung. Royalty revenue for these sales is recognized when the report is received. Consequently, our royalty revenues from Samsung for the three months ended March 31, 2009 and 2008 represent royalties for licensed products sold by Samsung during the fourth quarter of 2008 and 2007, respectively. For the quarter ended March 31, 2008, we also received a small amount of royalties from AIXTRON AG for the sale of an OVPD tool. No such royalties were earned for the same period in 2009.

License revenue for the quarters ended March 31, 2009 and 2008 included license fees of $237,895 and $301,940, respectively. These revenues were received under our patent license agreement with Samsung, as well as a cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002. License revenue for the quarter ended March 31, 2009 also included amounts received under a patent license agreement we entered into with Konica Minolta Holdings, Inc. (“Konica Minolta”) in August 2008, and a joint development agreement we previously entered into with a subsidiary of Konica Minolta. Under our agreements with Samsung, DuPont and Konica Minolta, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung and, based on current assumptions, over 10 years with DuPont and Konica Minolta.

Commercial revenue for the quarter ended March 31, 2009 also included $166,898 in commercialization assistance revenue that we received under a business support agreement executed during the fourth quarter of 2008. We received no such revenue for the quarter ended March 31, 2008.

We earned $895,586 in contract research revenue from agencies of the U.S. Government for the quarter ended March 31, 2009, compared to $885,967 in corresponding revenue for the same period in 2008. The overall value of our government contracts remained relatively constant during both quarters.

We earned $280,298 in development chemical revenue for the quarter ended March 31, 2009, compared to $253,099 in corresponding revenue for the same period in 2008. The number of customers we sold development chemicals to was larger during the first quarter of 2009, compared to the same period in 2008. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies, which are subject to change at any time.

We recognized $288,837 in technology development revenue for the quarter ended March 31, 2009, compared to $22,688 in corresponding revenue for the same period in 2008. Technology development revenue for the first quarter of 2009 included amounts received under two joint development agreements that we entered into during the second half of 2008. Technology development revenue for the first quarter of 2009 also included amounts received for a technical assistance program that began in the fourth quarter of 2008. Payments received under these agreements are being classified as deferred revenue and will be recognized over the life of the applicable agreement. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies, which are subject to change at any time.

Total operating expenses were $8,827,456 for the quarter ending March 31, 2009, compared to $7,823,731 for the same period in 2008.

We incurred research and development expenses of $5,219,062 for the quarter ended March 31, 2009, compared to $4,440,139 for the same period in 2008. The increase was mainly due to an increase of $683,445 in costs under our OLED Materials and Supply and Service Agreement with PPG Industries, which increase resulted from the scale up and acquisition of long-lead time raw materials for our OLED materials supply business.

Selling, general and administrative expenses were $2,622,945 for the quarter ended March 31, 2009, compared to $2,373,546 for the same period in 2008. Selling, general and administrative expenses remained relatively consistent over the corresponding periods.

Interest income decreased to $253,400 for the quarter ended March 31, 2009, compared to $919,194 for the same period in 2008. The decrease was mainly attributable to decreased rates of return on investments during the quarter, compared to rates for the same period in 2008. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision that did not qualify for the scope of exception from the provisions of SFAS 133. On January 1, 2009, the fair value of these warrants was $2,689,110 and was reclassified from equity to a liability upon the adoption of EITF 07-5. The change in fair value of these warrants resulted in a $173,242 gain on the statement of operations for the three months ended March 31, 2009. There was no such gain for the same period of 2008. The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $6,064,487 and short-term investments of $66,116,518, for a total of $72,181,005. This compares to cash and cash equivalents of $28,321,581 and short-term investments of $49,132,619, for a total of $77,454,200, as of December 31, 2008. The decrease in cash and cash equivalents and short-term investments of $5,273,195 was primarily due to the usage of cash in operating activities.

Cash used in operating activities was $4,505,171 for the three months ended March 31, 2009, compared to $2,645,283 for the same period in 2008. The increase in cash used in operating activities was due mainly to an increased loss for the first quarter of 2009, compared to the same period in 2008. In addition, cash used in operating activities increased as a result of reducing accounts payable and accrued expenses during the first quarter of 2009.

Cash used in investing activities was $16,920,046 for the three months ended March 31, 2009. For the same period in 2008, cash used in investing activities was $19,372,063. The decrease in cash used in investing activities was due to the timing of purchases and the fact that the Company’s investment portfolio contains instruments with longer periods to maturity than in the past.

Cash used in financing activities was $831,877 for the three months ended March 31, 2009. For the same period in 2008, cash provided by financing activities was $848,730. In the first quarter of 2008, we received proceeds of $1,575,848 from the exercise of options and warrants to purchase shares of our common stock. There were no such stock option or warrant exercises in the first quarter in 2009.

Working capital was $61,171,159 as of March 31, 2009, compared to working capital of $64,600,256 as of December 31, 2008. Working capital decreased primarily due to the use of cash in operating activities. We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as amended, for a discussion of our critical accounting policies.  There have been no changes in critical accounting policies to date in 2009.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as amended, for a discussion of our contractual obligations.  There have been no significant changes in contractual obligations to date in 2009.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as amended, for a discussion of off-balance sheet arrangements.  As of March 31, 2009, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (the “EPO”) set a date of May 12, 2007 for us to file a response to the facts and arguments presented by CDT in its Notice of Opposition.  The response was timely filed.  The opponents then filed their reply to our response on December 7, 2007.  We decided that there was no need to file another response before the oral hearing date was set.  On March 31, 2009, the EPO issued a Summons for an Oral Hearing on October 6, 2009.  The Summons included a preliminary, non-binding opinion from the opposition division of the EPO.

At this late stage of the proceeding, we still cannot make a firm prediction as to the probable outcome of this opposition.  However, based on an analysis of the evidence presented to date, including the preliminary opinion of the opposition division of the EPO, we continue to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

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

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Withholding of Shares to Satisfy Tax Withholding Obligations

As illustrated in the following table, during the quarter ended March 31, 2009 we acquired 567 shares of common stock through a transaction related to the vesting of a restricted share award previously granted to an employee.  Upon vesting, the employee turned in shares of common stock in an amount sufficient to pay the employee’s minimum statutory tax withholding at rates required by the relevant tax authorities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	--	$--	n/a	--
February 1 – February 28	--	--	n/a	--
March 1 – March 31	567	6.57	n/a	--
Total	567	$6.57	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*+	Amendment No. 1 to the OLED Technology License and Technical Assistance Agreement between the registrant and Kyocera Corporation, dated as of January 22, 2009

10.2*+	Amendment No. 1 to the Commercial OLED Material Supply Agreement between the registrant and Kyocera Corporation, dated as of January 22, 2009

10.3*	Agreement and Consent to Assignment and Assumption of Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of February 4, 2009

10.4*	Amendment No. 1 to the Commercial Supply Agreement between the registrant and Chi Mei EL Corporation, dated as of March 16, 2009

10.5*+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 31, 2009

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: May 7, 2009	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer