Form 10-Q
period 2009-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2009-08-10
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of August 3, 2009, the registrant had outstanding 36,453,729 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,881,422	$28,321,581
Short-term investments	58,248,626	49,132,619
Accounts receivable	1,760,763	2,450,444
Inventory	1,330	2,209
Other current assets	560,464	462,908

Total current assets	70,452,605	80,369,761
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$14,922,162 and $13,902,617	11,949,755	12,859,628
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$14,868,910 and $14,021,374	2,081,808	2,929,344
OTHER ASSETS	236,908	69,772

TOTAL ASSETS	$84,721,076	$96,228,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,542,610	$1,585,015
Accrued expenses	3,889,312	5,296,433
Deferred license fees	6,148,267	6,148,267
Deferred revenue	2,002,450	2,739,790

Total current liabilities	13,582,639	15,769,505
DEFERRED LICENSE FEES	3,066,238	3,407,037
DEFERRED REVENUE	262,500	337,500
STOCK WARRANT LIABILITY	2,808,578	—

Total liabilities	19,719,955	19,514,042

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 36,441,975 and 36,131,981 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	364,420	361,320
Additional paid-in capital	253,117,552	256,696,849
Unrealized gain on available-for-sale securities	105,311	126,497
Accumulated deficit	(188,588,162)	(180,472,203)

Total shareholders’ equity	65,001,121	76,714,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,721,076	$96,228,505

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
REVENUE:
Commercial revenue	$1,239,056	$1,395,487
Developmental revenue	1,717,298	750,111

Total revenue	2,956,354	2,145,598

OPERATING EXPENSES:
Cost of chemicals sold	318,191	246,962
Research and development	5,324,695	4,377,329
Selling, general and administrative	2,715,071	2,679,944
Patent costs	823,729	676,024
Royalty and license expense	85,431	95,284

Total operating expenses	9,267,117	8,075,543

Operating loss	(6,310,763)	(5,929,945)
INTEREST INCOME	188,593	737,368
INTEREST EXPENSE	(298)	(13,213)
LOSS ON STOCK WARRANT LIABILITY	(292,710)	—

NET LOSS	$(6,415,178)	$(5,205,790)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.18)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	36,383,255	35,900,554

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
REVENUE:
Commercial revenue	$2,608,193	$2,950,552
Developmental revenue	3,182,019	1,911,865

Total revenue	5,790,212	4,862,417

OPERATING EXPENSES:
Cost of chemicals sold	489,178	442,438
Research and development	10,543,757	8,817,467
Selling, general and administrative	5,338,016	5,053,490
Patent costs	1,555,260	1,387,410
Royalty and license expense	168,362	198,469

Total operating expenses	18,094,573	15,899,274

Operating loss	(12,304,361)	(11,036,857)
INTEREST INCOME	441,993	1,656,562
INTEREST EXPENSE	(2,941)	(18,880)
LOSS ON STOCK WARRANT LIABILITY	(119,468)	—

NET LOSS	$(11,984,777)	$(9,399,175)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.33)	$(0.26)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	36,341,840	35,835,600

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,984,777)	$(9,399,175)
Non-cash charges to statement of operations:
Depreciation	1,036,126	926,330
Amortization of intangibles	847,536	847,536
Amortization of premium and discount on investments, net	(266,946)	(827,330)
Stock-based employee compensation	989,611	801,339
Stock-based non-employee compensation	6,518	4,119
Non-cash expense under a development agreement	582,301	558,035
Stock-based compensation to Board of Directors and Scientific Advisory Board	176,511	233,613
Loss on stock warrant liability	119,468	—
(Increase) decrease in assets:
Accounts receivable	689,681	665,751
Inventory	879	38,956
Other current assets	(97,556)	(67,326)
Other assets	(167,136)	5,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	422,769	1,201,365
Deferred license fees	(340,799)	(255,800)
Deferred revenue	(812,340)	(261,371)

Net cash used in operating activities	(8,798,154)	(5,528,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(126,253)	(481,573)
Purchase of short-term investments	(52,014,248)	(50,542,476)
Proceeds from sale of short-term investments	43,144,000	60,824,000

Net cash (used in) provided by investing activities	(8,996,501)	9,799,951

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options and warrants	198,970	2,148,183
Payment of withholding taxes related to stock-based employee compensation	(844,474)	(749,770)

Net cash (used in) provided by financing activities	(645,504)	1,398,413

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,440,159)	5,669,406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,321,581	33,870,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,881,422	$39,540,102

The following non-cash activities occurred:

Unrealized loss on available-for-sale securities	$21,186	$14,367
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	309,802	299,968
Common stock issued to employees that was earned in a previous period, net of shares withheld for taxes	838,831	880,352
Common stock issued for royalties that was earned in a previous period	81,954	66,403
Common stock issued to non-employee that was earned in a previous period	—	991

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (“Princeton”), the University of Southern California (“USC”), the University of Michigan (“Michigan”), Motorola, Inc. (“Motorola”) and PPG Industries, Inc. (“PPG Industries”), the Company has established a significant portfolio of proprietary OLED technologies and materials (Note 4 and 5).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, other current assets, and accounts payable are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. See Note 3 for a discussion of short-term investments.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, assumptions that market participants would use about renewal or extension. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have any impact on the Company’s results of operations or financial position.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”), to address concerns regarding the meaning of “indexed to an entity’s own stock” contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 relates to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. EITF 07-5 is effective for financial statements for fiscal years beginning after December 15, 2008.  At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision that did not qualify for the scope of exception from the provisions of SFAS No. 133.  In accordance with EITF 07-5, the fair value of these warrants is required to be reported as a liability, with the changes of fair value recorded on the statement of operations. As such, on January 1, 2009, the fair value of these warrants of $2,689,110 was reclassified from equity to a liability. As a result of the change, the original fair value of the warrants at the date of issuance of $6,557,928 was recorded as a reduction to additional paid-in capital. In addition, accumulated deficit, as of January 1, 2009, decreased from $180,472,203 to $176,603,385 to reflect the cumulative effect of the adoption of EITF 07-5. The change in fair value of these warrants resulted in a $292,710 and $119,468 loss on the statement of operations for the three and six months ended June 30, 2009, respectively. The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

 In November 2008, the FASB ratified EITF No. Issue 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R, Business Combinations and SFAS No. 157, Fair Value Measurements. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect EITF 08-7 will have an impact on its results of operations or financial position.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for an asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.   The adoption of FSP FAS 157-4 did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 and has included additional disclosure in these notes to consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred up through the date and time the Company issued these financial statements on August 10, 2009. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Correction of Prior Year Consolidated Financial Amounts

Management has determined that the shares withheld to cover employee payroll taxes on stock-based compensation in 2008 should have been recorded as a cash outflow from financing activity in the 2008 consolidated cash flow statement.  This immaterial error has been corrected, resulting in a decrease in net cash used in operating activities and a decrease in net cash provided by financing activities of $749,770 for the six months ended June 30, 2008. This correction did not change any amounts on the consolidated balance sheet or statement of operations.  Management believes that the effect of these corrections is not material to the Company’s financial position, results of operations or liquidity for any period presented.

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its existing marketable securities as available-for-sale. These securities are, carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Short-term investments at June 30, 2009 and December 31, 2008 consist of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

June 30, 2009 –
Certificates of deposit	$9,346,929	$10,193	$(6,926)	$9,350,196
U.S. Government bonds	48,796,386	102,044	—	48,898,430
	$58,143,315	$112,237	$(6,926)	$58,248,626

December 31, 2008 –
Certificates of deposit	$10,318,000	$35,577	$(3,323)	$10,350,254
U.S. Government bonds	38,688,122	96,121	(1,878)	38,782,365
	$49,006,122	$131,698	$(5,201)	$49,132,619

All short-term investments held at June 30, 2009 will mature within one year.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$58,248,626	$58,248,626	$—	$—

4.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (the “2006 Research Agreement”) was effective as of May 1, 2006, and had an original term of three years.  The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred.  The Company incurred $2,155,570 in research and development expense for work performed under the 2006 Research Agreement during the original term, which ended on April 30, 2009.

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through June 30, 2009, the Company incurred $413,821 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $50,767 and $50,895 for the three months ended June 30, 2009 and 2008, respectively, and $95,130 and $104,952 for the six months ended June 30, 2009 and 2008, respectively.

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

5.	EQUITY AND CASH COMPENSATION UNDER THE PPG INDUSTRIES AGREEMENTS

On October 1, 2000, the Company entered into a five-year Development and License Agreement (“Development Agreement”) and a seven-year Supply Agreement (“Supply Agreement”) with PPG Industries.  Under the Development Agreement, a team of PPG Industries scientists and engineers assisted the Company in developing its proprietary OLED materials and supplied the Company with these materials for evaluation purposes.  Under the Supply Agreement, PPG Industries supplied the Company with its proprietary OLED materials that were intended for resale to customers for commercial purposes.

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG Industries (the “OLED Materials Agreement”).  The OLED Materials Agreement superseded and replaced in their entireties the Development Agreement and Supply Agreement effective as of January 1, 2006, and extended the term of the Company’s relationship with PPG Industries through December 31, 2008.  Under the OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.  On January 4, 2008, the term of the OLED Materials Agreement was extended for an additional three years, through December 31, 2011.

Under the OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter.  The Company is required to pay for some of these services in all cash and for other of the services through the issuance of shares of the Company’s common stock.  Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in all cash.  The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30.  If, however, this average closing price is less than $6.00, the Company is required to compensate PPG Industries in all cash.

The Company is also required under the OLED Materials Agreement to reimburse PPG Industries for its raw materials and conversion costs for all development chemicals produced on behalf of the Company.

The Company issued 69,313 and 34,862 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the Company recorded $272,926 and $316,134 to research and development expense, respectively, for these shares. For the six months ended June 30, 2009 and 2008, the Company recorded $582,301 and $558,035 to research and development expense, respectively, for these shares.

For the three months ended June 30, 2009 and 2008, the Company recorded $172,174 and $270,819 to research and development expense for the cash portion of the reimbursement of expenses to and work performed by PPG Industries, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded $1,021,014 and $503,691 to research and development expense for the cash portion of the reimbursement of expenses to and work performed by PPG Industries, respectively.

6.	SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Gain on
	Series A		Common Stock		Paid-In	Available-for-	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2009	200,000	$2,000	36,131,981	$361,320	$256,696,849	$126,497	$(180,472,203)	$76,714,463
Cumulative effect of the adoption of EITF 07-5, see Note 2	-	-	-	-	(6,557,928)	-	3,868,818	(2,689,110)
Exercise of common stock options (A)	-	-	34,265	343	198,627	-	-	198,970
Stock-based employee compensation, net of shares withheld for taxes (B)	-	-	143,378	1,434	1,624,241	-	-	1,625,675
Stock-based non-employee compensation	-	-	409	4	6,514	-	-	6,518
Issuance of common stock to Board of Directors and Scientific Advisory Board (C)	-	-	50,614	506	485,807	-	-	486,313
Issuance of common stock in connection with development and license agreements (D)	-	-	81,328	813	663,442	-	-	664,255
Net loss	-	-	-	-	-	-	(11,984,777)	(11,984,777)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(21,186)	-	(21,186)

Comprehensive loss								(12,005,963)

BALANCE, JUNE 30, 2009	200,000	$2,000	36,441,975	$364,420	$253,117,552	$105,311	$(188,588,162)	$65,001,121

(A)	During the six months ended June 30, 2009, the Company issued 34,265 shares of common stock upon the exercise of common stock options, resulting in cash proceeds of $198,970.
(B)	Includes $1,480,538 that was earned in a previous period and charged to expense when earned, but issued in 2009, less shares withheld for taxes in the amount of $641,707.
(C)	Includes $309,802 that was earned in a previous period and charged to expense when earned, but issued in 2009.
(D)
The Company was required to pay Motorola royalties of $163,916 for the year ended December 31, 2008.  In March 2009, the Company issued to Motorola 12,015 shares of the Company’s common stock, valued at $81,954, and paid Motorola $81,962 in cash to satisfy the royalty obligation.

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through June 30, 2009, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the six months ended June 30, 2009, the Company did not grant any options to employees. The Company recorded as compensation expense related to the vesting of all employee stock options a charge of $45,766 and a credit of $4,946 for the three months ended June 30, 2009 and 2008, respectively, and charges of $41,970 and $103,732 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company also granted to a non-employee an option to purchase 500 shares of the Company’s common stock. The stock option vested immediately and had an exercise price equal to the closing market price of the common stock on the date of grant. The fair value of the option granted was $4,028, which was charged to research and development expense for the three and six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company granted a total of 142,650 shares of restricted stock to employees.  These shares of restricted stock had a fair value of $1,441,458 on the date of grant and will vest in equal increments annually over three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.  The Company recorded as compensation expense related to the vesting of restricted stock awards to employees charges to general and administrative expense of $249,845 and $162,793 and to research and development expense of $118,305 and $84,713 for the three months ended June 30, 2009 and 2008, respectively, and a charge to general and administrative expense of $491,481 and $317,614 and to research and development expense of $235,007 and $166,168 for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, the Company also granted to employees 3,641 shares of the Company’s common stock, which were issued and fully vested at the date of grant.  The Company recorded for the fair value of fully vested shares issued charges to research and development expense of $17,270 and $1,967 for the three months ended June 30, 2009 and 2008, respectively, and $27,760 and $13,847 for the six months ended June 30, 2009 and 2008, respectively. In connection with the issuance of these shares during the six months ended June 30, 2009, 1,242 shares of common stock with a fair value of $9,374 were withheld in satisfaction of tax withholding obligations.

During the six months ended June 30, 2009, the Company granted to non-employees 409 shares of common stock.  The fair value of the shares issued to non-employees during the three and six months ended June 30, 2009 was $492 and $2,490, respectively, which was charged to research and development expense.

For the six months ended June 30, 2009, the Company issued 11,132 shares of common stock to members of its Board of Directors as partial compensation for services performed.  The Company recorded for the fair value of shares issued to its Board of Directors charges to general and administrative expense of $39,220 and $87,709 for the three months ended June 30, 2009 and 2008, respectively, and $98,050 and $193,835 for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, the Company granted a total of 23,714 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded charges to research and development expense for the vesting of all restricted stock awards to its Scientific Advisory Board of $55,962 and $29,276 for the three months ended June 30, 2009 and 2008, respectively, and $78,461 and $39,778 for the six months ended June 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan

On April 7, 2009, the Board of Directors of the Company adopted an Employee Stock Purchase Plan (the “ESPP”).  The ESPP was approved by the Company’s shareholders and became effective on June 25, 2009.  The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP.  Unless sooner terminated by the Board of Directors, the ESPP will expire when all reserved shares have been issued.

Eligible employees may elect to contribute to the ESPP through payroll deductions during consecutive three-month purchase periods, the first of which began on July 1, 2009.  Each employee who elects to participate will be deemed to have been granted an option to purchase shares of the Company’s common stock on the first day of the purchase period.  Unless the employee opts out during the purchase period, the option will automatically be exercised on the last day of the period, which is the purchase date, based on the employee’s accumulated contributions to the ESPP.  The purchase price will equal 85% of the lesser of the price per share of common stock on the first day of the period or the last day of the period.

Employees may allocate up to 10% of their base compensation to purchase shares of common stock under the ESPP; however, each employee may purchase no more than 12,500 shares on a given purchase date, and no employee may purchase more than $25,000 of common stock under the ESPP during a given calendar year.

Starting in the third quarter, the Company will record compensation expense relating to certain features of the ESPP.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  For the six months ended June 30, 2009 and 2008, the effects of the exercise of the combined outstanding stock options and warrants of 4,395,417 and 4,896,124, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

The Company is required under a license agreement with Motorola to pay royalties to Motorola based on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. The Company accrued royalty expense in connection with this agreement of $32,165 and $41,889 for the three months ended June 30, 2009 and 2008, respectively, and $68,232 and $88,517 for the six months ended June 30, 2009 and 2008, respectively.

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

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $908,225 and $345,085 for the three months ended June 30, 2009 and 2008, respectively, and $1,803,811 and $1,231,052 for the six months ended June 30, 2009 and 2008, respectively, has been derived from contracts with United States government agencies.  One non-government customer accounted for 34% and 56% of consolidated revenue for the three months ended June 30, 2009 and 2008, respectively, and 35% and 49% of consolidated revenue for the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable from this customer were $696,567 at June 30, 2009.  Revenues from outside of North America represented 66% and 80% of consolidated revenue for the three months ended June 30, 2009 and 2008, respectively, and 66% and 71% of consolidated revenue for the six months ended June 30, 2009 and 2008, respectively.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, as supplemented by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $188,588,162 as of June 30, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We had a net loss of $6,415,178 (or $0.18 per basic and diluted share) for the quarter ended June 30, 2009, compared to a net loss of $5,205,790 (or $0.15 per basic and diluted share) for the same period in 2008. The increase in net loss was primarily due to:

•	an increase in operating expenses of $1,191,574; and

•	a decrease in interest income of $548,775; and

•	a loss on stock warrant liability of $292,710;

•	partially offset by an increase in revenues of $810,756.

Our revenues were $2,956,354 for the quarter ended June 30, 2009, compared to $2,145,598 for the same period in 2008. Commercial revenue decreased to $1,239,056 from $1,395,487 for the same period in 2008. Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue. Developmental revenue increased to $1,717,298 for the quarter ended June 30, 2009, from $750,111 for the same period in 2008. Developmental revenue relates to OLED technology and material development activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.

Our commercial chemical revenue and our royalty and license revenues for the quarter ended June 30, 2009 were $569,600 and $502,559, respectively, compared to $938,330 and $457,157, respectively, for the corresponding period in 2008.

For the quarter ended June 30, 2009, the majority of our commercial chemical revenue was from sales of our proprietary OLED materials to Samsung Mobile Display Co., Ltd. (“Samsung SMD”).  We also sold small quantities of our proprietary OLED materials to another customer during the quarter.  We recorded commercial chemical revenue and license revenue on account of the sales to that customer.  For the corresponding period in 2008, the majority of our commercial chemical revenue was from Samsung SDI Co., Ltd. (“Samsung SDI”), whose OLED business was transferred to Samsung SMD in September 2008 (Samsung SDI and Samsung SMD collectively referred to as “Samsung”).  We also sold small quantities of our proprietary OLED materials to two other customers during the second quarter of 2008.  We recorded commercial chemical revenue and license revenue on account of the sales to those customers.

The decrease in commercial chemical revenue from the second quarter of 2008 to the second quarter of 2009 resulted primarily from a lower volume of OLED material sales to Samsung.  Our understanding is that this lower sales volume was due to Samsung’s implementation of manufacturing process efficiencies, improved materials utilization and more efficient and improved device structures, offset in part by increased production volume.  We cannot accurately predict how long our material sales to Samsung or other customers will continue, as they frequently update and alter their product offerings in response to market demands.  Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $257,959 for the quarter ended June 30, 2009, compared to $228,587 for the same period in 2008.  This revenue primarily represents royalties received under our patent license agreement with Samsung, which we entered into in April 2005.  Under this agreement, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung.  Royalty revenue for these sales is recognized when the report is received.  Consequently, our royalty revenues from Samsung for the three months ended June 30, 2009 and 2008 represent royalties for licensed products sold by Samsung during the first quarters of 2009 and 2008, respectively.

License revenue for the quarters ended June 30, 2009 and 2008 included license fees of $244,600 and $228,570, respectively.  These revenues were received under our patent license agreement with Samsung, as well as a cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002.  License revenue for the quarter ended June 30, 2009 also included amounts received under a patent license agreement we entered into with Konica Minolta Holdings, Inc. (“Konica Minolta”) in August 2008, and a joint development agreement we previously entered into with a subsidiary of Konica Minolta.  Under our agreements with Samsung, DuPont and Konica Minolta, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung and, based on current assumptions, over 10 years with DuPont and Konica Minolta.

Commercial revenue for the quarter ended June 30, 2009 also included $166,897 in commercialization assistance revenue that we received under a business support agreement executed during the fourth quarter of 2008.  We received no such revenue for the quarter ended June 30, 2008.

We earned $908,225 in contract research revenue from agencies of the U.S. Government for the quarter ended June 30, 2009, compared to $345,085 in corresponding revenue for the same period in 2008.  The increase was due to the overall value of our government contracts increasing by approximately 50%, as well as the timing of expenses incurred under these contracts.

We earned $627,699 in development chemical revenue for the quarter ended June 30, 2009, compared to $305,026 in corresponding revenue for the same period in 2008.  The increase was due primarily to increased development chemical sales to four customers, offset to some extent by decreased development chemical sales to two other customers.  We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies, which are subject to change at any time.

We recognized $181,374 in technology development revenue for the quarter ended June 30, 2009, compared to $100,000 in corresponding revenue for the same period in 2008.  Technology development revenue for the second quarter of 2009 included amounts received under two joint development agreements that we entered into during the second half of 2008.  Technology development revenue for the second quarter of 2009 also included amounts received for a technical assistance program that began in the fourth quarter of 2008.  Payments received under these agreements are being classified as deferred revenue and are being recognized as revenue over the life of the applicable agreement.  The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies, which are subject to change at any time.

Total operating expenses were $9,267,117 for the quarter ending June 30, 2009, compared to $8,075,543 for the same period in 2008.

We incurred research and development expenses of $5,324,695 for the quarter ended June 30, 2009, compared to $4,377,329 for the same period in 2008.  The increase was mainly due to:

•	the timing of $438,866 in costs associated with subcontractors and consultants under government contracts;

•	increased employee costs of $316,185; and

•	increased costs incurred under our sponsored research agreements of $165,623;

•	partially offset by a decrease of $141,853 in costs incurred under our agreement with PPG Industries, Inc. (“PPG Industries”).

Selling, general and administrative expenses remained relatively consistent over the corresponding periods and were $2,715,071 for the quarter ended June 30, 2009, compared to $2,679,944 for the same period in 2008.

Patent costs increased to $823,729 for the quarter ended June 30, 2009, compared to $676,024 for the same period in 2008. The increase was mainly attributable to the timing of costs associated with the prosecution of patent applications.

Interest income decreased to $188,593 for the quarter ended June 30, 2009, compared to $737,368 for the same period in 2008. The decrease was mainly attributable to decreased rates of return on investments during the quarter, compared to rates for the same period in 2008, as well as a decrease in the amount of cash available for investment. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision that did not qualify for the scope of exception from the provisions of SFAS No. 133. The change in fair value of these warrants from March 31, 2009 to June 30, 2009 resulted in a $292,710 loss on the statement of operations for the three months ended June 30, 2009.

There was no such loss for the same period of 2008.  The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

We had a net loss of $11,984,777 (or $0.33 per basic and diluted share) for the six months ended June 30, 2009, compared to a net loss of $9,399,175 (or $0.26 per basic and diluted share) for the same period in 2008. The increase in net loss was primarily due to:

•	an increase in operating expenses of $2,195,299;

•	a decrease in interest income of $1,214,569; and

•	a loss on stock warrant liability of $119,468;

•	partially offset by an increase in revenues of $927,795.

Our revenues were $5,790,212 for the six months ended June 30, 2009, compared to $4,862,417 for the same period in 2008. Commercial revenue decreased to $2,608,193 from $2,950,552 for the same period in 2008.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  Developmental revenue increased to $3,182,019 for the six months ended June 30, 2009, from $1,911,865 for the same period in 2008.  Developmental revenue relates to OLED technology and material development activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.

Our commercial chemical revenue and our royalty and license revenues for the six months ended June 30, 2009 were $1,255,765 and $1,018,633, respectively, compared to $1,923,890 and $1,026,662, respectively, for the corresponding period in 2008.

For the six months ended June 30, 2009, the majority of our commercial chemical revenue was from sales of our proprietary OLED materials to Samsung SMD. We also sold small quantities of our proprietary OLED materials to another customer during the first half of 2009.  We recorded commercial chemical revenue and license revenue on account of the sales to that customer. For the corresponding period in 2008, the majority of our commercial chemical revenue was from Samsung SDI. We also sold small quantities of our proprietary OLED materials to two other customers during the first half of 2008. We recorded commercial chemical revenue and license revenue on account of the sales to those customers.

The decrease in commercial chemical revenue from the first half of 2008 to the first half of 2009 resulted primarily from a lower volume of OLED material sales to Samsung. Our understanding is that this lower sales volume was due to Samsung’s implementation of manufacturing process efficiencies, improved materials utilization and more efficient and improved device structures, offset in part by increased production volume. We cannot accurately predict how long our material sales to Samsung or other customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $536,138 for the six months ended June 30, 2009, compared to $444,012 for the same period in 2008. This revenue primarily represents royalties received under our patent license agreement with Samsung. Under this agreement, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung. Royalty revenue for these sales is recognized when the report is received. Consequently, our royalty revenues from Samsung for the six months ended June 30, 2009 represent royalties for licensed products sold by Samsung during the first quarter of 2009 and the fourth quarter of 2008.  For the six months ended June 30, 2008, we also received a small amount of royalties from AIXTRON AG for the sale of an OVPD tool.  No such royalties were earned for the same period in 2009.

License revenue for the six months ended June 30, 2009 and 2008 included license fees of $482,495 and $530,510, respectively. These revenues were received under our patent license agreement with Samsung, as well as our cross-license agreement with DuPont.  License revenue for the six months ended June 30, 2009 also included amounts received under a patent license agreement we entered into with Konica Minolta in August 2008, and a joint development agreement we previously entered into with a subsidiary of Konica Minolta. Under our agreements with Samsung, DuPont and Konica Minolta, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung and, based on current assumptions, over 10 years with DuPont and Konica Minolta.

Commercial revenue for the six months ended June 30, 2009 also included $333,795 in commercialization assistance revenue that we received under a business support agreement executed during the fourth quarter of 2008. We received no such revenue for the same period in 2008.

We earned $1,803,811 in contract research revenue from agencies of the U.S. Government for the six months ended June 30, 2009, compared to $1,231,052 in corresponding revenue for the same period in 2008. The increase was due to the overall value of our government contracts increasing by approximately 40% as well as the timing of expenses incurred under these contracts.

We earned $907,997 in development chemical revenue for the six months ended June 30, 2009, compared to $558,125 in corresponding revenue for the same period in 2008. The increase was due primarily to increased development chemical sales to five customers, offset to some extent by decreased development chemical sales to two other customers. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies, which are subject to change at any time.

We recognized $470,211 in technology development revenue for the six months ended June 30, 2009, compared to $122,688 in corresponding revenue for the same period in 2008. Technology development revenue for the first six months of 2009 included amounts received under two joint development agreements that we entered into during the second half of 2008. Technology development revenue for the first six months of 2009 also included amounts received for a technical assistance program that began in the fourth quarter of 2008. Payments received under these agreements are being classified as deferred revenue and are being recognized as revenue over the life of the applicable agreement. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies, which are subject to change at any time.

Total operating expenses were $18,094,573 for the six months ending June 30, 2009, compared to $15,899,274 for the same period in 2008.

We incurred research and development expenses of $10,543,757 for the six months ended June 30, 2009, compared to $8,817,467 for the same period in 2008. The increase was due mainly to:

•	the timing of $401,523 in costs associated with subcontractors and consultants under government contracts;

•	an increase of $541,589 in costs incurred under our agreement with PPG Industries;

•	increased employee costs of $324,240; and

•	increased costs incurred under our sponsored research agreements of $284,385.

Selling, general and administrative expenses remained relatively consistent over the corresponding periods and were $5,338,016 for the six months ended June 30, 2009, compared to $5,053,490 for the same period in 2008.

Patent costs increased to $1,555,260 for the six months ended June 30, 2009, compared to $1,387,410 for the same period in 2008. The increase was mainly attributable to the timing of costs associated with the prosecution of patent applications.

Interest income decreased to $441,993 for the six months ended June 30, 2009, compared to $1,656,562 for the same period in 2008. The decrease was mainly attributable to decreased rates of return on investments during the six-month period, compared to rates for the same period in 2008, as well as a decrease in the amount of cash available for investment. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision that did not qualify for the scope of exception from the provisions of SFAS No.133. On January 1, 2009, the fair value of these warrants was $2,689,110 and was reclassified from equity to a liability upon the adoption of EITF 07-5. The change in fair value of these warrants resulted in a $119,468 loss on the statement of operations for the six months ended June 30, 2009. There was no such loss for the same period of 2008. The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $9,881,422 and short-term investments of $58,248,626, for a total of $68,130,048. This compares to cash and cash equivalents of $28,321,581 and short-term investments of $49,132,619, for a total of $77,454,200, as of December 31, 2008. The decrease in cash and cash equivalents and short-term investments of $9,324,152 was primarily due to the usage of cash in operating activities.

Cash used in operating activities was $8,798,154 for the six months ended June 30, 2009, compared to $5,528,958 for the same period in 2008. The increase in cash used in operating activities was due mainly to an increased net loss for the six months of 2009, compared to the same period in 2008.

Cash used in investing activities was $8,996,501 for the six months ended June 30, 2009. For the same period in 2008, cash provided by investing activities was $9,799,951. The increase in cash used in investing activities was due to the timing of short-term investment purchases and the fact that the Company’s investment portfolio contains instruments with longer periods to maturity than in the past.

Cash used in financing activities was $645,504 for the six months ended June 30, 2009. For the same period in 2008, cash provided by financing activities was $1,398,413. In the first six months of 2009, we received proceeds of $198,970 from the exercise of options to purchase shares of our common stock.  This compares to $2,148,183 in corresponding proceeds that we received during the same period of 2008.

Working capital was $56,869,966 as of June 30, 2009, compared to working capital of $64,600,256 as of December 31, 2008. Working capital decreased primarily due to the use of cash in operating activities. We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of our critical accounting policies.  There have been no changes in critical accounting policies to date in 2009.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of our contractual obligations.  There have been no significant changes in contractual obligations to date in 2009.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of off-balance sheet arrangements.  As of June 30, 2009, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange

Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Withholding of Shares to Satisfy Tax Withholding Obligations

As illustrated in the following table, during the quarter ended June 30, 2009 we acquired 724 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees.  Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	--	$--	n/a	--
May 1 – May 31	362	8.79	n/a	--
June 1 – June 30	362	10.31	n/a	--
Total	724	$9.55	n/a	--

Issuance of Securities to PPG Industries

Under our OLED Materials Supply and Service Agreement, we have the option to issue shares of our common stock to PPG Industries on a periodic basis as payment for up to 50% of the amounts due for certain services performed for us by PPG Industries. During the quarter ended June 30, 2009, we issued an aggregate of 73,226 shares of our common stock to PPG Industries as partial payment for these services. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2009 Annual Meeting of Shareholders on June 25, 2009.

(b) Per Instruction 3 to Item 4 of Form 10-Q, no response is required.

(c) The number of votes represented at the annual meeting, in person or by proxy, was 32,441,663. In determining this number, abstentions and shares held by brokers who have notified us that they lack voting authority with respect to any matter (referred to herein as “broker non-votes”) were deemed present. The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

1.  Election of Directors. The result of the vote tabulated at the meeting for the election of seven directors is set forth as follows, opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD	Percentage FOR of Total Votes Cast*
Steven V. Abramson	30,432,960	2,008,703	93.8%
Leonard Becker	31,962,482	479,181	98.5%
Elizabeth H. Gemmill	31,972,288	469,375	98.6%
C. Keith Hartley	32,197,588	244,075	99.2%
Lawrence Lacerte	32,194,451	247,212	99.2%
Sidney D. Rosenblatt	30,109,796	2,333,867	92.8%
Sherwin I. Seligsohn	30,098,335	2,343,328	92.8%

* Broker non-votes are not considered votes “cast” with respect to the election of directors.

2.  Proposal to Approve the Company’s 2009 Employee Stock Purchase Plan. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

Number of Votes FOR	Number of Votes AGAINST	Number of ABSTENTIONS	Number of Broker Non-Votes	Percentage FOR of Total Votes Cast*
17,126,895	756,740	92,933	14,465,095	95.8%

* Abstentions and broker non-votes are not considered votes “cast” with respect to this proposal.

3.  Proposal to Ratify the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for 2009. The result of the vote tabulated at the meeting for the ratification and approval of this proposal was as follows:

Number of Votes FOR	Number of Votes AGAINST	Number of ABSTENTIONS	Percentage FOR of Total Votes Cast*
32,125,897	72,223	242,841	99.8%

* Abstentions and broker non-votes are not considered votes “cast” with respect to this proposal.

(d) Not applicable.

ITEM 5.	OTHER INFORMATION

The Company entered into an amendment to its sponsored research program with the University of Southern California (“USC”).  The amendment extends the research program with USC for four years, through April 30, 2013. Certain of the program research will continue to be performed at the University of Michigan under a subcontract with USC. The Company has agreed to provide up to $7.5 million in funding for this research over the four-year period.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2009

10.2+	2009 Employee Stock Purchase Plan, approved as of June 25, 2009

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

*	Filed herewith.
**	Furnished herewith.
+	Filed as an exhibit to the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, filed with the SEC on April 24, 2009.

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

UNIVERSAL DISPLAY CORPORATION

Date: August 10, 2009	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer