Form 10-Q
period 2009-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2009-11-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of November 4, 2009, the registrant had outstanding 36,755,846 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,608,785	$28,321,581
Short-term investments	55,415,258	49,132,619
Accounts receivable	1,886,345	2,450,444
Inventory	42,700	2,209
Other current assets	502,479	462,908

Total current assets	68,455,567	80,369,761
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$15,435,321 and $13,902,617	11,509,541	12,859,628
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$15,292,677 and $14,021,374	1,658,040	2,929,344
OTHER ASSETS	237,758	69,772

TOTAL ASSETS	$81,860,906	$96,228,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,915,730	$1,585,015
Accrued expenses	4,719,417	5,296,433
Deferred license fees	6,097,868	6,148,267
Deferred revenue	287,634	2,739,790

Total current liabilities	13,020,649	15,769,505
DEFERRED LICENSE FEES	2,946,237	3,407,037
DEFERRED REVENUE	225,000	337,500
STOCK WARRANT LIABILITY	3,810,190	—

Total liabilities	20,002,076	19,514,042

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 36,677,168 and 36,131,981 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	366,772	361,320
Additional paid-in capital	254,673,492	256,696,849
Unrealized gain on available-for-sale securities	77,575	126,497
Accumulated deficit	(193,261,009)	(180,472,203)

Total shareholders’ equity	61,858,830	76,714,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,860,906	$96,228,505

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
REVENUE:
Commercial revenue	$1,621,416	$1,324,924
Developmental revenue	3,523,977	1,300,715

Total revenue	5,145,393	2,625,639

OPERATING EXPENSES:
Cost of chemicals sold	277,218	226,574
Research and development	4,938,705	4,848,724
Selling, general and administrative	2,656,005	2,445,145
Patent costs	955,119	839,443
Royalty and license expense	111,122	98,617

Total operating expenses	8,938,169	8,458,503

Operating loss	(3,792,776)	(5,832,864)
INTEREST INCOME	121,927	545,561
INTEREST EXPENSE	(386)	(15,680)
LOSS ON STOCK WARRANT LIABILITY	(1,001,612)	—

NET LOSS	$(4,672,847)	$(5,302,983)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.13)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	36,481,603	35,989,473

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
REVENUE:
Commercial revenue	$4,229,609	$4,275,476
Developmental revenue	6,705,996	3,212,580

Total revenue	10,935,605	7,488,056

OPERATING EXPENSES:
Cost of chemicals sold	766,396	669,012
Research and development	15,482,462	13,506,318
Selling, general and administrative	7,994,021	7,658,508
Patent costs	2,510,379	2,226,853
Royalty and license expense	279,484	297,086

Total operating expenses	27,032,742	24,357,777

Operating loss	(16,097,137)	(16,869,721)
INTEREST INCOME	563,920	2,202,123
INTEREST EXPENSE	(3,327)	(34,560)
LOSS ON STOCK WARRANT LIABILITY	(1,121,080)	—

NET LOSS	$(16,657,624)	$(14,702,158)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.46)	$(0.41)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	36,388,939	35,887,264

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,657,624)	$(14,702,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred license fees and deferred revenue	(3,342,522)	(756,200)
Depreciation	1,552,826	1,421,274
Amortization of intangibles	1,271,304	1,271,304
Amortization of premium and discount on investments, net	(356,571)	(942,761)
Stock-based employee compensation	1,420,170	1,117,727
Stock-based non-employee compensation	7,011	4,119
Non-cash expense under a materials agreement	851,587	882,540
Stock-based compensation to Board of Directors and Scientific Advisory Board	321,300	345,691
Loss on stock warrant liability	1,121,080	—
(Increase) decrease in assets:
Accounts receivable	564,099	602,655
Inventory	(40,491)	38,956
Other current assets	(39,571)	24,031
Other assets	(167,986)	7,500
Increase in liabilities:
Accounts payable and accrued expenses	1,396,958	2,350,366
Deferred license fees	—	2,000,000
Deferred revenue	266,667	300,000

Net cash used in operating activities	(11,831,763)	(6,034,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(202,739)	(1,171,327)
Purchase of short-term investments	(57,674,990)	(62,028,220)
Proceeds from sale of short-term investments	51,700,000	88,158,000

Net cash (used in) provided by investing activities	(6,177,729)	24,958,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	52,887	—
Proceeds from the exercise of common stock options and warrants	1,102,335	2,387,660
Payment of withholding taxes related to stock-based employee compensation	(858,526)	(766,721)

Net cash provided by financing activities	296,696	1,620,939

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,712,796)	20,544,436
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,321,581	33,870,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,608,785	$54,415,132

The following non-cash activities occurred:

Unrealized loss on available-for-sale securities	$48,922	$42,762
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	309,802	299,968
Common stock issued to employees that was earned in a previous period, net of shares withheld for taxes	827,275	867,510
Common stock issued for royalties that was earned in a previous period	81,954	66,403
Common stock issued to non-employee that was earned in a previous period	—	991

The accompanying notes are an integral part of these statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (“Princeton”), the University of Southern California (“USC”), the University of Michigan (“Michigan”), Motorola, Inc. (“Motorola”) and PPG Industries, Inc. (“PPG Industries”), the Company has established a significant portfolio of proprietary OLED technologies and materials (Note 5 and 6).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, other current assets and accounts payable are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. See Note 4 for a discussion of short-term investments and stock warrant liability.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under the new guidance, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, assumptions that market participants would use about renewal or extension. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this new guidance did not have any impact on the Company’s results of operations or financial position.

In June 2008, the FASB approved guidance related to the determination of whether a freestanding equity-linked instrument should be classified as equity or debt. If an instrument is classified as debt, it is valued at fair value, and this value is remeasured on an ongoing basis, with changes recorded on the statement of operations in each reporting period. This new guidance is effective for financial statements for fiscal years beginning after December 15, 2008.  At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision. In accordance with this new guidance, the fair value of these warrants is required to be reported as a liability, with the changes of fair value recorded on the statement of operations. As such, on January 1, 2009, the fair value of these warrants of $2,689,110 was reclassified from equity to a liability. As a result of the change, the original fair value of the warrants at the date of issuance of $6,557,928 was recorded as a reduction to additional paid-in capital. In addition, accumulated deficit, as of January 1,

2009, decreased from $180,472,203 to $176,603,385 to reflect the cumulative effect of the adoption of this new guidance. The change in fair value of these warrants resulted in a $1,001,612 and $1,121,080 loss on the statement of operations for the three and nine months ended September 30, 2009, respectively. The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

In November 2008, the FASB approved guidance related to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, an acquiring entity is required to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this new guidance will have an impact on its results of operations or financial position.

In April 2009, the FASB issued guidance which provides additional provisions for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and guidance on identifying circumstances that indicate a transaction is not orderly.  This new guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.   The adoption of this new guidance did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This new guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this new guidance, fair values for these assets and liabilities were disclosed only once a year. The new guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this new guidance and has included additional disclosure in these notes to consolidated financial statements.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new guidance is effective for the quarter ended June 30, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred up through the date and time the Company issued these financial statements on November 9, 2009. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification” or “ASC”), as the single source of authoritative U.S. GAAP recognized by the FASB.  The Codification reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure.  Also included in the Codification are certain rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification has no impact on the Company’s results of operations or financial position other than changing the way specific accounting standards are referenced.

In September 2009, the FASB issued guidance which will affect the revenue recognition accounting policies for transactions that involve multiple deliverables. The new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. The Company does not expect this new guidance to have a material impact to its results of operations or financial position.

Correction of Prior Year Consolidated Financial Amounts

Management has determined that the shares withheld to cover employee payroll taxes on stock-based compensation in 2008 should have been recorded as a cash outflow from financing activity in the 2008 consolidated cash flow statement.  This immaterial error has been corrected, resulting in a decrease in net cash used in operating activities and a decrease in net cash provided by financing activities of

$766,721 for the nine months ended September 30, 2008. This correction did not change any amounts on the consolidated balance sheet or statement of operations.  Management believes that the effect of these corrections is not material to the Company’s financial position, results of operations or liquidity for any period presented.

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

Short-term investments at September 30, 2009 and December 31, 2008 consisted of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

September 30, 2009 –
Certificates of deposit	$8,451,442	$1,498	$(12,702)	$8,440,238
U.S. Government bonds	46,886,241	90,446	(1,667)	46,975,020
	$55,337,683	$91,944	$(14,369)	$55,415,258

December 31, 2008 –
Certificates of deposit	$10,318,000	$35,577	$(3,323)	$10,350,254
U.S. Government bonds	38,688,122	96,121	(1,878)	38,782,365
	$49,006,122	$131,698	$(5,201)	$49,132,619

All short-term investments held at September 30, 2009 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$55,415,258	$55,415,258	$—	$—
Stock warrant liability	3,810,190	—	—	3,810,190

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement.

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability, which has been classified in Level 3 in the fair value hierarchy:

	Three months ended September 30, 2009	Nine months ended September 30, 2009

Fair value of stock warrant liability, beginning of period	$2,808,578	$—

Cumulative effect of reclassification of stock warrant liability under ASC 815, see Note 2	—	2,689,110

Unrealized loss for period	1,001,612	1,121,080

Fair value of stock warrant liability, end of period	$3,810,190	$3,810,190

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at September 30, 2009:

Contractual life (years)	0.38-1.89
Expected volatility	60.03-76.57%
Risk-free interest rate	0.18-0.95%
Annual dividend yield	—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through September 30, 2009, the Company incurred $528,647 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $64,986 and $57,083 for the three months ended September 30, 2009 and 2008, respectively, and $160,116 and $162,035 for the nine months ended September 30, 2009 and 2008, respectively.

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

6.	EQUITY AND CASH COMPENSATION UNDER THE PPG INDUSTRIES AGREEMENTS

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

The Company issued 91,392 and 63,354 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the Company recorded $269,288 and $324,505 to research and development expense, respectively, for these shares. For the nine months ended September 30, 2009 and 2008, the Company recorded $851,589 and $882,540, respectively, to research and development expense for these shares. Of the shares earned in the nine months ended September 30, 2009, 17,831 shares were issued in October 2009.

For the three months ended September 30, 2009 and 2008, the Company recorded $392,147 and $267,874 to research and development expense for the cash portion of the reimbursement of expenses to and work performed by PPG Industries, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded $1,413,161 and $771,565 to research and development expense for the cash portion of the reimbursement of expenses to and work performed by PPG Industries, respectively.

7.	SHAREHOLDERS’ EQUITY

						Unrealized
	Preferred Stock,				Additional	Gain on
	Series A		Common Stock		Paid-In	Available-for-	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2009	200,000	$2,000	36,131,981	$361,320	$256,696,849	$126,497	$(180,472,203)	$76,714,463
Cumulative effect of the adoption of revisions to ASC 815, see Note 2	—	—	—	—	(6,557,928)	—	3,868,818	(2,689,110)
Exercise of common stock options and warrants (A)	—	—	251,179	2,512	1,099,823	—	—	1,102,335
Stock-based employee compensation, net of shares withheld for taxes (B)	—	—	145,704	1,457	2,029,167	—	—	2,030,624
Stock-based non-employee compensation	—	—	450	4	7,007	—	—	7,011
Issuance of common stock to Board of Directors and Scientific Advisory Board (C)	—	—	56,178	562	630,540	—	—	631,102
Issuance of common stock in connection with materials and license agreements (D)	—	—	85,576	856	715,208	—	—	716,064
Issuance of common stock under an Employee Stock Purchase Plan	—	—	6,100	61	52,826	—	—	52,887
Net loss	—	—	—	—	—	—	(16,657,624)	(16,657,624)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(48,922)	—	(48,922)

Comprehensive loss								(16,706,546)

BALANCE, SEPTEMBER 30, 2009	200,000	$2,000	36,677,168	$366,772	$254,673,492	$77,575	$(193,261,009)	$61,858,830

(A)
During the nine months ended September 30, 2009, the Company issued 251,179 shares of common stock upon the exercise of common stock options and warrants, net of shares tendered to exercise certain options, resulting in cash proceeds of $1,102,335.

(B)
Includes $1,468,982 (206,307 shares) that was earned in a previous period and charged to expense when earned, but issued in 2009, less shares withheld for taxes in the amount of $641,707 (63,372 shares).

(C)	Includes $309,802 (39,482 shares) that was earned in a previous period and charged to expense when earned, but issued in 2009.
(D)
The Company was required to pay Motorola royalties of $163,916 for the year ended December 31, 2008.  In March 2009, the Company issued to Motorola 12,015 shares of the Company’s common stock, valued at $81,954, and paid Motorola $81,962 in cash to satisfy the royalty obligation.

8.	STOCK-BASED COMPENSATION

The Company recognizes in its results of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The grant-date fair value of stock options is determined using the Black-Scholes valuation model. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures.  The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of the grant.  The Company issues new shares upon the exercise or vesting of share-based awards.

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through September 30, 2009, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the nine months ended September 30, 2009, the Company did not grant any options to employees. The Company recorded as compensation expense related to the vesting of all employee stock options charges of $28,649 and $39,845 for the three months ended September 30, 2009 and 2008, respectively, and charges of $70,619 and $143,577 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company also granted to a non-employee an option to purchase 500 shares of the Company’s common stock. The stock option vested immediately and had an exercise price equal to the closing market price of the common stock on the date of grant. The fair value of the option granted was $4,028, which was charged to research and development expense for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company granted a total of 142,650 shares of restricted stock to employees.  These shares of restricted stock had a fair value of $1,441,458 on the date of grant and will vest in equal increments annually over three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.  The Company recorded as compensation expense related to the vesting of restricted stock awards to employees charges to general and administrative expense of $252,420 and $164,582 and to research and development expense of $113,745 and $86,756 for the three months ended September 30, 2009 and 2008, respectively, and a charge to general and administrative expense of $743,901 and $482,196 and to research and development expense of $348,752 and $252,924 for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, the Company also granted to employees 4,216 shares of the Company’s common stock, which were issued and fully vested at the date of grant.  The Company recorded for the fair value of fully vested shares issued charges to research and development expense of $6,917 and $12,500 for the three months ended September 30, 2009 and 2008, respectively, and $34,677 and $26,500 for the nine months ended September 30, 2009 and 2008, respectively.
During the nine months ended September 30, 2009, the Company granted to non-employees 450 shares of common stock.  The fair value of shares issued to non-employees during the three and nine months ended September 30, 2009 was $493 and $2,983, respectively, which was charged to research and development expense.

In connection with all common stock issued to employees for the nine months ended September 30, 2009, 86,583 shares of common stock with a fair value of $858,526 were withheld in satisfaction of tax withholding obligations.

For the nine months ended September 30, 2009, the Company issued 16,696 shares of common stock to members of its Board of Directors as partial compensation for services performed.  The Company recorded for the fair value of shares issued to its Board of Directors charges to general and administrative expense of $49,025 and $87,708 for the three months ended September 30, 2009 and 2008, respectively, and $147,075 and $281,543 for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, the Company granted a total of 23,714 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded charges to research and development expense for the vesting of all restricted stock awards to its Scientific Advisory Board of $95,763 and $24,370 for the three months ended September 30, 2009 and 2008, respectively, and $174,224 and $64,148 for the nine months ended September 30, 2009 and 2008, respectively.

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

For nine months ended September 30, 2009, the Company issued 6,100 shares of its common stock under the ESPP, resulting in proceeds of $52,887. For the three and nine months ended September 30, 2009, the Company recorded charges of $6,793 to general and administrative expense and $10,448 to research and development expense related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  For the nine months ended September 30, 2009 and 2008, the effects of the exercise of the combined outstanding stock options and warrants of 4,139,393 and 4,672,275, respectively, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC.  See Note 5 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton.  See Note 5 for further explanation.

The Company is required under a license agreement with Motorola to pay royalties to Motorola based on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. The Company accrued royalty expense in connection with this agreement of $43,636 and $39,034 for the three months ended September 30, 2009 and 2008, respectively, and $111,868 and $127,551 for the nine months ended September 30, 2009 and 2008, respectively.

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

The European Patent Office (the “EPO”) conducted an Oral Hearing in this matter on October 6, 2009.  At the Oral Hearing, the EPO panel announced its decision to reject the opposition and to maintain the patent as granted.  The minutes of the Oral Hearing were dispatched on October 27, 2009, and are available online through the EPO website.

The Company anticipates that the EPO will issue a formal written decision within the next few weeks.  From receipt of this decision, CDT will have two months to file an appeal if so desired.  At this stage of the proceeding, Company management believes that the EPO decision would be upheld if challenged on appeal.

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

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,125,069 and $610,316 for the three months ended September 30, 2009 and 2008, respectively, and $2,928,880 and $1,841,368 for the nine months ended September 30, 2009 and 2008, respectively, has been derived from contracts with United States government agencies.  One non-government customer accounted for 27% and 47% of consolidated revenue for the three months ended September 30, 2009 and 2008, respectively, and 31% and 48% of consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively.  Accounts receivable from this customer were $688,558 at September 30, 2009.  Revenues from outside of North America represented 76% and 74% of consolidated revenue for the three months ended September 30, 2009 and 2008, respectively, and 71% and 72% of consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively.

11.	DEVELOPMENTAL REVENUE

For the three months and nine months ended September 30, 2009, developmental revenue included the recognition of a non-refundable payment of $1,500,000 that the Company received from Kyocera Corporation (“Kyocera”) during the third quarter of 2008.  This payment was for technical assistance previously provided under an evaluation agreement with a subsidiary of Kyocera established by it to conduct OLED research, development, manufacturing and sales activities.  The Company had previously classified this payment as deferred revenue because it was creditable against a portion of the upfront fee under its license agreement with Kyocera.  The license agreement was to become effective upon notice from Kyocera given on or before December 31, 2009.

In September 2009, the Company received notification from Kyocera that it was terminating the evaluation agreement because its OLED subsidiary was being dissolved on September 30, 2009.  Based on this notification, management determined and confirmed that Kyocera will not be sending a notice declaring the license agreement effective.  As a result of this development, the Company recorded the $1,500,000 payment in developmental revenue for the three months and nine months ended September 30, 2009, as no additional services are required to be provided.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $193,261,009 as of September 30, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

We had a net loss of $4,672,847 (or $0.13 per basic and diluted share) for the quarter ended September 30, 2009, compared to a net loss of $5,302,983 (or $0.15 per basic and diluted share) for the same period in 2008. The decrease in net loss was primarily due to an increase in revenues of $2,519,754, partially offset by:

•	a loss on stock warrant liability of $1,001,612;

•	an increase in operating expenses of $479,666; and

•	a decrease in interest income of $423,634.

Our revenues were $5,145,393 for the quarter ended September 30, 2009, compared to $2,625,639 for the same period in 2008. Commercial revenue increased to $1,621,416 from $1,324,924 for the same period in 2008. Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue. Developmental revenue increased to $3,523,977 for the quarter ended September 30, 2009, from $1,300,715 for the same period in 2008. Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.

Our commercial chemical revenue for the quarter ended September 30, 2009 was $808,200 compared to $1,025,000 for the corresponding period in 2008. For the quarter ended September 30, 2009, the majority of our commercial chemical revenue was from sales of our proprietary OLED materials to Samsung Mobile Display Co., Ltd. (“Samsung SMD”).  We also sold small quantities of our proprietary OLED materials to two other customers for commercial usage during the quarter.  We recorded commercial chemical revenue and license revenue on account of the sales to those customers.  For the corresponding period in 2008, the majority of our commercial chemical revenue was from Samsung SDI Co., Ltd. (“Samsung SDI”), whose OLED business was transferred to Samsung SMD in September 2008 (Samsung SDI and Samsung SMD are collectively referred to herein as “Samsung”).  We also sold small quantities of our proprietary OLED materials to two other customers for commercial usage during the third quarter of 2008, and we recorded commercial chemical revenue and license revenue on account of those sales.

The decrease in commercial chemical revenue from the third quarter of 2008 to the third quarter of 2009 resulted primarily from a lower volume of OLED material sales to Samsung.  Our understanding is that this lower sales volume was due to Samsung’s implementation of manufacturing process efficiencies, improved materials utilization and more efficient and improved device structures, offset in part by increased production volume.  We cannot accurately predict how long our material sales to Samsung or other customers will continue, as they frequently update and alter their product offerings in response to market demands.  Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $401,718 for the quarter ended September 30, 2009, compared to $148,261 for the same period in 2008.  This revenue primarily represents royalties received under our patent license agreement with Samsung, which we entered into in April 2005.  Under this agreement, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung.  Royalty revenue for these sales is recognized when the report is received.  Consequently, our royalty revenues from Samsung for the three months ended September 30, 2009 and 2008 represent royalties for licensed products sold by Samsung during the second quarters of 2009 and 2008, respectively.

License revenue for the quarters ended September 30, 2009 and 2008 included license fees of $244,600 and $151,663, respectively.  These revenues were derived from our patent license agreement with Samsung, as well as a cross-license agreement we executed with DuPont Displays, Inc. (“DuPont”) in December 2002.  License revenue for the quarter ended September 30, 2009 also included amounts received under a patent license agreement we entered into with Konica Minolta Holdings, Inc. (“Konica Minolta”) in August 2008, and a joint development agreement we previously entered into with a subsidiary of Konica Minolta.  Under our agreements with Samsung, DuPont and Konica Minolta, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung and, based on current assumptions, over 10 years with DuPont and Konica Minolta. For each of the quarters ended September 30, 2009 and 2008, we also recorded license revenue from two other customers who purchased our proprietary OLED materials for commercial usage.

Commercial revenue for the quarter ended September 30, 2009 included $166,898 in commercialization assistance revenue that we received under a business support agreement executed during the fourth quarter of 2008.  We received no such revenue for the same period in 2008.

We earned $1,125,069 in contract research revenue from agencies of the U.S. Government for the quarter ended September 30, 2009, compared to $610,316 in corresponding revenue for the same period in 2008.  The increase was due to the overall value of our government contracts increasing by approximately 50%, as well as the timing of expenses incurred under these contracts.

We earned $717,656 in development chemical revenue for the quarter ended September 30, 2009, compared to $628,033 in corresponding revenue for the same period in 2008.  The increase was due primarily to increased development chemical sales to three customers, offset to some extent by decreased development chemical sales to two other customers.  We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies, which are subject to change at any time.

We recognized $1,681,252 in technology development revenue for the quarter ended September 30, 2009, compared to $62,366 in corresponding revenue for the same period in 2008.  Technology development revenue for the third quarter of 2009 included a non-refundable payment of $1,500,000 that we received from Kyocera Corporation (“Kyocera”) during the third quarter of 2008.  This payment was for technical assistance previously provided under an evaluation agreement with a subsidiary of Kyocera established by it to conduct OLED research, development, manufacturing and sales activities.  We had previously classified this payment as deferred revenue because it was creditable against a portion of the upfront fee under our license agreement with Kyocera.  The license agreement was to become effective upon notice from Kyocera given on or before December 31, 2009.

In September 2009, we received notification from Kyocera that it was terminating the evaluation agreement because its OLED subsidiary was being dissolved on September 30, 2009.  Based on this notification, we determined and confirmed that Kyocera will not be sending us a notice declaring the license agreement effective.  As a result of this development, we recorded the $1,500,000 payment as technology development revenue for the third quarter of 2009.

Technology development revenue for the third quarter of 2009 also included amounts received under two joint development agreements that we entered into during the second half of 2008.  Payments received under these agreements were classified as deferred revenue and are recognized as revenue over the life of the applicable agreement.  The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies, which are subject to change at any time.

Total operating expenses were $8,938,169 for the quarter ended September 30, 2009, compared to $8,458,503 for the same period in 2008. Operating expenses remained relatively consistent over these corresponding periods.

Interest income decreased to $121,927 for the quarter ended September 30, 2009, compared to $545,561 for the same period in 2008. The decrease was mainly attributable to decreased rates of return on investments during the quarter, compared to rates for the same period in 2008, as well as a decrease in the amount of cash available for investment. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision. On January 1, 2009, the fair value of these warrants of $2,689,110 was reclassified from equity to a liability upon the adoption of certain revisions to ASC 815. The change in fair value of these warrants from June 30, 2009 to September 30, 2009 resulted in a $1,001,612 non-cash loss on the statement of operations for the three months ended September 30, 2009.  There was no such loss for the same period of 2008.  The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

We had a net loss of $16,657,624 (or $0.46 per basic and diluted share) for the nine months ended September 30, 2009, compared to a net loss of $14,702,158 (or $0.41 per basic and diluted share) for the same period in 2008. The increase in net loss was primarily due to:

•	an increase in operating expenses of $2,674,965;

•	a decrease in interest income of $1,638,203; and

•	a loss on stock warrant liability of $1,121,080;

•	partially offset by an increase in revenues of $3,447,549.

Our revenues were $10,935,605 for the nine months ended September 30, 2009, compared to $7,488,056 for the same period in 2008. Commercial revenue remained relatively consistent at $4,229,609, compared to $4,275,476 for the same period in 2008.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  Developmental revenue increased to $6,705,996 for the nine months ended September 30, 2009, from $3,212,580 for the same period in 2008.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.

Our commercial chemical revenue for the nine months ended September 30, 2009 was $2,063,965 compared to $2,948,890 for the corresponding period in 2008. For the nine months ended September 30, 2009, the majority of our commercial chemical revenue was from sales of our proprietary OLED materials to Samsung SMD. We also sold small quantities of our proprietary OLED materials to two other customers for commercial usage during the first nine months of 2009.  We recorded commercial chemical revenue and license revenue on account of the sales to those customers. For the corresponding period in 2008, the majority of our commercial chemical revenue was from Samsung SDI. We also sold small quantities of our proprietary OLED materials to two other customers for commercial usage during the first nine months of 2008, and we recorded commercial chemical revenue and license revenue on account of those sales.

The decrease in commercial chemical revenue from the first nine months of 2008 to the first nine months of 2009 resulted primarily from a lower volume of OLED material sales to Samsung. Our understanding is that this lower sales volume was due to Samsung’s implementation of manufacturing process efficiencies, improved materials utilization and more efficient and improved device structures, offset in part by increased production volume. We cannot accurately predict how long our material sales to Samsung or other customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including, pricing, availability, continued technical improvement and competitive product offerings.

We recorded royalty revenue of $937,856 for the nine months ended September 30, 2009, compared to $644,413 for the same period in 2008. This revenue primarily represents royalties received under our patent license agreement with Samsung. Under this agreement, we receive royalty reports at a specified period of time after the end of the quarter during which royalty-bearing products are sold by Samsung. Royalty revenue for these sales is recognized when the report is received. Consequently, our royalty revenues from Samsung for the nine months ended September 30, 2009 represent royalties for licensed products sold by Samsung during the first half of 2009 and the fourth quarter of 2008.  For the nine months ended September 30, 2008, we also recorded a small amount of royalty income from AIXTRON AG for the sale of an OVPD tool.  No such royalties were recorded for the same period in 2009.

License revenue for the nine months ended September 30, 2009 and 2008 included license fees of $727,095 and $682,173, respectively. These revenues were received under our patent license agreement with Samsung, as well as our cross-license agreement with DuPont.  License revenue for the nine months ended September 30, 2009 also included amounts received under a patent license agreement we entered into with Konica Minolta in August 2008, and a joint development agreement we previously entered into with a subsidiary of Konica Minolta. Under our agreements with Samsung, DuPont and Konica Minolta, we received upfront payments that have been classified as deferred license fees and deferred revenue. The deferred license fees are being recognized as license revenue over the term of the agreement with Samsung and, based on current assumptions, over 10 years with DuPont and Konica Minolta.  For each of the nine-month periods ended September 30, 2009 and 2008, we also recorded license revenue from two other customers who purchased our proprietary OLED materials for commercial usage.

Commercial revenue for the nine months ended September 30, 2009 included $500,693 in commercialization assistance revenue that we received under a business support agreement executed during the fourth quarter of 2008. We received no such revenue for the same period in 2008.

We earned $2,928,880 in contract research revenue from agencies of the U.S. Government for the nine months ended September 30, 2009, compared to $1,841,368 in corresponding revenue for the same period in 2008. The increase was due to the overall value of our government contracts increasing by approximately 40%, as well as the timing of expenses incurred under these contracts.

We earned $1,625,653 in development chemical revenue for the nine months ended September 30, 2009, compared to $1,186,158 in corresponding revenue for the same period in 2008. The increase was due primarily to increased development chemical sales to three customers, offset to some extent by decreased development chemical sales to three other customers. We cannot accurately predict the timing and frequency of development chemical purchases by our customers due to participants in the OLED industry having differing OLED technology development and product launch strategies, which are subject to change at any time.

We recognized $2,151,463 in technology development revenue for the nine months ended September 30, 2009, compared to $185,054 in corresponding revenue for the same period in 2008. Technology development revenue for the first nine months of 2009 included a non-refundable payment of $1,500,000 that we received from Kyocera during the third quarter of 2008.  This payment was for technical assistance previously provided under an evaluation agreement with a subsidiary of Kyocera established by it to conduct OLED research, development, manufacturing and sales activities.  We had previously classified this payment as deferred revenue because it was creditable against a portion of the upfront fee under our license agreement with Kyocera.  The license agreement was to become effective upon notice from Kyocera given on or before December 31, 2009.

In September 2009, we received notification from Kyocera that it was terminating the evaluation agreement because its OLED subsidiary was being dissolved on September 30, 2009.  Based on this notification, we determined and confirmed that Kyocera will not be sending us a notice declaring the license agreement effective.  As a result of this development, we recorded the $1,500,000 payment as technology development revenue for the third quarter of 2009.

Technology development revenue for the first nine months of 2009 also included amounts received under two joint development agreements and one technical assistance agreement that we entered into during the second half of 2008. Payments received under these agreements were classified as deferred revenue and are recognized as revenue over the life of the applicable agreement. The amount and timing of our receipt of fees for technology development and similar services is difficult to predict due to participants in the OLED industry having different technology development strategies, which are subject to change at any time.

Total operating expenses were $27,032,742 for the nine months ending September 30, 2009, compared to $24,357,777 for the same period in 2008.

We incurred research and development expenses of $15,482,462 for the nine months ended September 30, 2009, compared to $13,506,318 for the same period in 2008. The increase was mainly due to:

•	increased employee costs of $603,790;

•	an increase of $570,655 in costs incurred under our agreement with PPG Industries;

•	increased costs of $477,314 associated with subcontractors under our government contracts;

•	increased costs in operations of $190,038; and

•	increased costs of $110,076 incurred in connection with stock compensation to members of our Scientific Advisory Board.

Selling, general and administrative expenses remained relatively consistent over the corresponding periods.  These expenses were $7,994,021 for the nine months ended September 30, 2009, compared to $7,658,508 for the same period in 2008.

Patent costs increased to $2,510,379 for the nine months ended September 30, 2009, compared to $2,226,853 for the same period in 2008. The increase was mainly attributable to higher prosecution and maintenance costs associated with an increased number of patents and patent applications, as well as the timing of costs for certain ongoing patent matters.

Interest income decreased to $563,920 for the nine months ended September 30, 2009, compared to $2,202,123 for the same period in 2008. The decrease was mainly attributable to decreased rates of return on investments during the nine-month period, compared to rates for the same period in 2008, as well as a decrease in the amount of cash available for investment. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At January 1, 2009, the Company had warrants to purchase 838,446 shares of common stock outstanding containing a “down-round” provision. On January 1, 2009, the fair value of these warrants of $2,689,110 was reclassified from equity to a liability upon the adoption of certain revisions to ASC 815. The change in fair value of these warrants from January 1, 2009 to September 30, 2009 resulted in a $1,121,080 loss on the statement of operations for the nine months ended September 30, 2009. There was no such loss for the same period of 2008. The Company will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $10,608,785 and short-term investments of $55,415,258, for a total of $66,024,043. This compares to cash and cash equivalents of $28,321,581 and short-term investments of $49,132,619, for a total of $77,454,200, as of December 31, 2008. The decrease in cash and cash equivalents and short-term investments of $11,430,157 was primarily due to the usage of cash in operating activities.

Cash used in operating activities was $11,831,763 for the nine months ended September 30, 2009, compared to $6,034,956 for the same period in 2008. The increase in cash used in operating activities was mainly due to the following:

•	additional net losses, excluding the impact of non-cash items, of $2,452,975;

•
the receipt of an additional $2,033,333 in cash payments in 2008 compared to 2009 from various customers for license rights granted to these customers, and/or joint development work performed or technical assistance provided at the request of these customers; and

•	the timing of payment of accounts payable and accrued expenses of $953,407.

Cash used in investing activities was $6,177,729 for the nine months ended September 30, 2009. For the same period in 2008, cash provided by investing activities was $24,958,453. The increase in cash used in investing activities was primarily due to the timing of short-term investment purchases and the fact that the Company’s investment portfolio contained instruments with longer periods to maturity than in the past.

Cash provided by financing activities was $296,696 for the nine months ended September 30, 2009, compared to $1,620,939 for the same period in 2008. In the first nine months of 2009, we received proceeds of $1,102,335 from the exercise of options and warrants to purchase shares of our common stock, compared to $2,387,660 in the corresponding period of 2008.

Working capital was $55,434,918 as of September 30, 2009, compared to working capital of $64,600,256 as of December 31, 2008. Working capital decreased primarily due to the use of cash in operating activities. We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months.

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

Critical Accounting Policies

Accounting for Warrants

On January 1, 2009, the Company adopted certain revised provisions of ASC 815, “Derivatives and Hedging”. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives and must be valued at the end of each period using various assumptions as they are recorded as liabilities.

The fair value of the stock warrant liability is determined using the Black-Scholes valuation model using assumptions for certain components of the model, including expected volatility and expected annual dividend yield. Although we use available resources and information when setting these assumptions, changes in assumptions could cause significant adjustments to the future valuation of the stock warrant liability. The change in fair value of the stock warrant liability is recorded as a gain or loss on the statement of operations.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of our other critical accounting policies.

Contractual Obligations

As of September 30, 2009, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Sponsored research obligation	$6,927,647	$1,994,995	$4,932,652	$—	$—
Minimum royalty obligation (1)	500,000	100,000	200,000	200,000	100,000/year(1)

Total (2)	$7,427,647	$2,094,995	$5,132,652	$200,000	$ 100,000/year(1)

(1)
Under our Amended License Agreement with Princeton University, the University of Southern California and the University of Michigan, we are obligated to pay minimum royalties of $100,000 per year until such time as the agreement is no longer in effect. The agreement has no scheduled expiration date.

(2)
See Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for discussion of obligations upon termination of employment of executive officers as a result of a change in control of the Company.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a discussion of off-balance sheet arrangements.  As of September 30, 2009, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our short-term investments and our stock warrant liability disclosed in Note 4 to the consolidated financial statements included herein. We invest in investment grade financial instruments to reduce our exposure.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on investments.

We record as a liability the fair value of warrants to purchase 838,446 shares of our common stock.  The fair value of the stock warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the stock price and volatility of our common stock.  Our primary market risk exposure to the stock warrant liability is to changes in the stock price, which would impact the valuation of the stock warrant liability. Increases in our stock price or the expected volatility of our common stock would increase the fair value of the stock warrant liability and therefore result in an additional loss on the statement of operations. Decreases in these items would decrease the fair value of the stock warrant liability and therefore result in an additional gain on the statement of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (the “EPO”) conducted an Oral Hearing in this matter on October 6, 2009.  At the Oral Hearing, the EPO panel announced its decision to reject the opposition and to maintain the patent as granted.  The minutes of the Oral Hearing were dispatched on October 27, 2009, and are available online through the EPO website.

We anticipate that the EPO will issue a formal written decision within the next few weeks.  From receipt of this decision, CDT will have two months to file an appeal if so desired.  At this stage of the proceeding, we believe that the EPO decision would be upheld if challenged on appeal.

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

Issuance of Unregistered Shares to PPG Industries

During the quarter ended September 30, 2009, we issued 61,024 unregistered shares of our common stock to PPG Industries, Inc. upon the exercise of outstanding warrants. The warrants had an exercise price of $10.14 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Receipt of Shares on Stock Option Exercises and Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended September 30, 2009, certain of our employees, including executive officers and a former executive officer, tendered to us a total of 39,110 shares of our common stock as payment of the exercise price for stock options that had previously been granted to these individuals under our Equity Compensation Plan.  These stock options had a weighted average exercise price of $12.28 per share, and expiration dates of August 12, 2009 and October 12, 2009. The shares we received were valued based on the closing price of our common stock on the NASDAQ Global Market on the exercise dates.  The total value of the shares we received was $480,137.

During the quarter ended September 30, 2009 we acquired 1,044 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the third quarter of 2009.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	3,732	$11.08	n/a	--
August 1 – August 31	504	10.30	n/a	--
September 1 – September 30	35,918	12.39	n/a	--
Total	40,154	$12.25	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*	Amendment No. 2 to the Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display), dated as of August 11, 2009

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: November 9, 2009	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer