Form 10-Q
period 2010-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2010-05-10
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of May 5, 2010, the registrant had outstanding 37,646,323 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,553,643	$22,701,126
Short-term investments	55,467,352	41,172,955
Accounts receivable	2,399,297	3,344,255
Other current assets	372,585	411,240

Total current assets	65,792,877	67,629,576
PROPERTY AND EQUIPMENT, net of accumulated depreciation of	10,624,506	11,048,763
$16,212,271 and $15,788,490
ACQUIRED TECHNOLOGY, net of accumulated amortization of	810,504	1,234,272
$16,140,214 and $15,716,446
OTHER ASSETS	245,557	227,276

TOTAL ASSETS	$77,473,444	$80,139,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,620,909	$1,275,695
Accrued expenses	3,470,776	5,238,870
Deferred license fees	6,178,886	6,047,467
Deferred revenue	1,041,731	1,403,927

Total current liabilities	12,312,302	13,965,959
DEFERRED LICENSE FEES	3,271,388	2,826,237
STOCK WARRANT LIABILITY	3,006,922	3,720,165

Total liabilities	18,590,612	20,512,361

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 50,000,000 shares authorized, 37,593,459 and 36,818,440 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	375,935	368,184
Additional paid-in capital	258,599,927	256,340,530
Unrealized (loss) gain on available-for-sale securities	(7,994)	25,517
Accumulated deficit	(200,087,036)	(197,108,705)

Total shareholders’ equity	58,882,832	59,627,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,473,444	$80,139,887

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
REVENUE:
Commercial revenue	$1,830,147	$1,369,137
Developmental revenue	2,416,503	1,464,721

Total revenue	4,246,650	2,833,858

OPERATING EXPENSES:
Cost of chemicals sold	460,786	170,987
Research and development	4,466,631	5,219,062
Selling, general and administrative	2,642,246	2,622,945
Patent costs	781,259	731,531
Royalty and license expense	120,060	82,931

Total operating expenses	8,470,982	8,827,456

Operating loss	(4,224,332)	(5,993,598)
INTEREST INCOME	75,655	253,400
INTEREST EXPENSE	(7,059)	(2,643)
GAIN ON STOCK WARRANT LIABILITY	713,243	173,242

LOSS BEFORE INCOME TAX BENEFIT	(3,442,493)	(5,569,599)

INCOME TAX BENEFIT	464,162	—

NET LOSS	$(2,978,331)	$(5,569,599)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.08)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	37,029,462	36,299,967

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,978,331)	$(5,569,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred license fees and deferred revenue	(710,626)	(663,634)
Depreciation	513,557	517,472
Amortization of intangibles	423,768	423,768
Amortization of premium and discount on investments, net	(43,619)	(144,887)
Stock-based employee compensation	463,133	551,489
Stock-based non-employee compensation	40,848	1,998
Non-cash expense under a materials agreement	243,459	309,375
Stock-based compensation to Board of Directors and Scientific Advisory Board	149,703	71,524
Gain on stock warrant liability	(713,243)	(173,242)
(Increase) decrease in assets:
Accounts receivable	944,958	637,086
Other current assets	38,655	(20,988)
Other assets	(18,281)	(13,719)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	278,171	(498,481)
Deferred license fees	800,000	—
Deferred revenue	125,000	66,667

Net cash used in operating activities	(442,848)	(4,505,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(89,300)	(95,801)
Purchase of short-term investments	(35,224,272)	(36,479,245)
Proceeds from sale of short-term investments	20,939,983	19,655,000

Net cash used in investing activities	(14,373,589)	(16,920,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	62,659	—
Proceeds from the exercise of common stock options and warrants	722,682	—
Payment of withholding taxes related to stock-based employee compensation	(1,116,387)	(831,877)

Net cash used in financing activities	(331,046)	(831,877)

DECREASE IN CASH AND CASH EQUIVALENTS	(15,147,483)	(22,257,094)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,701,126	28,321,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,553,643	$6,064,487

The following non-cash activities occurred:

Unrealized (loss) gain on available-for-sale securities	(33,511)	14,768
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	314,181	309,802
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	929,552	845,745
Common stock issued for royalties that was earned in a previous period	81,273	81,954

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the “Company”) is engaged in the research, development and commercialization of organic light emitting diode (“OLED”) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (“Princeton”), the University of Southern California (“USC”), the University of Michigan (“Michigan”), Motorola, Inc. (“Motorola”) and PPG Industries, Inc. (“PPG Industries”), the Company has established a significant portfolio of proprietary OLED technologies and materials (Notes 5 and 6).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2010, results of operations and cash flows for the three months ended March 31, 2010 and 2009. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which will affect the revenue recognition accounting policies for transactions that involve multiple deliverables. The new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. The Company does not expect this new guidance to have a material impact on its results of operations or financial position.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this new guidance did not have an impact on the Company’s results of operations or financial position.

In April 2010, the FASB issued guidance allowing the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in interim and annual reporting periods beginning after June 15, 2010. Early application and retrospective application are permitted. The Company does not expect this guidance to have a material impact on its results of operations or financial position.

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

Short-term investments at March 31, 2010 and December 31, 2009 consisted of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

March 31, 2010 –
Certificates of deposit	$9,342,981	$2,545	$(8,200)	$9,337,326
Corporate Bonds	18,960,240	3,584	(2,916)	18,960,908
U.S. Government bonds	27,172,125	—	(3,007)	27,169,118
	$55,475,346	$6,129	$(14,123)	$55,467,352

December 31, 2009 –
Certificates of deposit	$8,688,457	$1,633	$(7,245)	$8,682,845
U.S. Government bonds	32,458,981	31,140	(11)	32,490,110
	$41,147,438	$32,773	$(7,256)	$41,172,955

All short-term investments held at March 31, 2010 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$55,467,352	$55,467,352	$—	$—
Stock warrant liability	3,006,922	—	—	3,006,922

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$41,172,955	$41,172,955	$—	$—
Stock warrant liability	3,720,165	—	—	3,720,165

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended March 31, which has been classified in Level 3 in the fair value hierarchy:

	2010	2009

Fair value of stock warrant liability, beginning of period	$3,720,165	$—

Cumulative effect of reclassification of stock warrant liability under Accounting Standards Codification (“ASC”) 815	—	2,689,110

Unrealized gain for period	(713,243)	(173,242)

Fair value of stock warrant liability, end of period	$3,006,922	$2,515,868

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at March 31:

	2010	2009
Contractual life (years)	1.4	0.9-2.4
Expected volatility	74.1%	68.8-89.5%
Risk-free interest rate	0.7%	0.6-0.8%
Annual dividend yield	—	—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through March 31, 2010, the Company incurred $796,679 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $68,392 and $44,363 for the three months ended March 31, 2010 and 2009, respectively.

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

The Company issued 20,409 and 36,826 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the three months ended March 31, 2010 and 2009, respectively. For these shares, the Company recorded $243,459 and $309,375 to research and development expense for the three months ended March 31, 2010 and 2009, respectively. Of the shares earned in the three months ended March 31, 2010, 17,446 shares were issued in April 2010.

The Company recorded a credit of $43,418 and an expense of $313,788 to research and development expense for the cash portion of the reimbursement of expenses to, and work performed by, PPG Industries for the three months ended March 31, 2010 and 2009, respectively.

7.	SHAREHOLDERS’ EQUITY

	Series A					Unrealized
	Nonconvertible				Additional	(Loss) Gain on		Total
	Preferred Stock		Common Stock		Paid-In	Available-for-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Sale Securities	Deficit	Equity
BALANCE, JANUARY 1, 2010	200,000	$2,000	36,818,440	$368,184	$256,340,530	$25,517	$(197,108,705)	$59,627,526
Exercise of common stock options and warrants (A)	—	—	75,750	758	721,924	—	—	722,682
Stock-based employee compensation, net of shares withheld for taxes (B)	—	—	637,978	6,379	854,077	—	—	860,456
Stock-based non-employee compensation	—	—	195	2	40,846	—	—	40,848
Issuance of common stock to Board of Directors and Scientific Advisory Board (C)	—	—	44,670	447	463,437	—	—	463,884
Issuance of common stock in connection with materials and license agreements (D)	—	—	10,163	102	116,517	—	—	116,619
Issuance of common stock under an Employee Stock Purchase Plan	—	—	6,263	63	62,596	—	—	62,659
Net loss	—	—	—	—	—	—	(2,978,331)	(2,978,331)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(33,511)	—	(33,511)

Comprehensive loss								(3,011,842)

BALANCE, MARCH 31, 2010	200,000	$2,000	37,593,459	$375,935	$258,599,927	$(7,994)	(200,087,036)	$58,882,832

(A)	During the three months ended March 31, 2010, the Company issued 75,750 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $722,682.
(B)
Includes $1,513,710 (106,825 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2010, less shares withheld for taxes in the amount of $584,158 (41,225 shares).

(C)	Includes $314,181 (38,910 shares) that was earned in a previous period and charged to expense when earned, but issued in 2010.
(D)
The Company was required to pay Motorola royalties of $162,558 for the year ended December 31, 2009.  In March 2010, the Company issued to Motorola 7,200 shares of the Company’s common stock, valued at $81,273, and paid Motorola $81,285 in cash to satisfy this royalty obligation.

8.	STOCK-BASED COMPENSATION

The Company recognizes in its results of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. The grant-date fair value of stock options is determined using the Black-Scholes valuation model. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures.  The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of the grant.  The Company issues new shares upon the respective exercise, grant or vesting of share-based awards, as applicable.

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through March 31, 2010, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the three months ended March 31, 2010, the Company did not grant any options to employees. The Company recorded as compensation expense related to the vesting of all employee stock options a charge of $22,232 and a credit of $3,796 for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, the Company also granted to a non-employee options to purchase 10,000 shares of the Company’s common stock. These stock options vested immediately and have exercise prices of $8.56 and $9.44. The fair value of the options granted was $38,366, which was charged to research and development expense for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company granted 602,569 shares of restricted stock to employees.  These shares of restricted stock had a fair value of $7,818,403 on the date of grant and will vest in equal increments annually over three to five years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the three months ended March 31, 2010 and 2009, the Company recorded compensation expenses related to the vesting of restricted stock awards previously granted to employees.  These expenses were charged to general and administrative expense in amounts of $295,815 and $241,636, and to research and development expense in amounts of $118,149 and $116,702, for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, the Company also granted to employees 655 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued, the Company recorded charges to research and development expense of $8,500 and $10,490 for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, the Company granted to non-employees 195 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued, the Company recorded charges to research and development expense of $2,482 and $1,998 for the three months ended March 31, 2010 and 2009, respectively.

In connection with all common stock issued to employees for the three months ended March 31, 2010, 78,767 shares of common stock with a fair value of $1,116,387 were withheld in satisfaction of tax withholding obligations.

For the three months ended March 31, 2010, the Company issued 5,760 shares of common stock to members of its Board of Directors as partial compensation for services performed.  For the fair value of shares issued to its Board of Directors, the Company recorded charges to general and administrative expense of $67,631 and $58,830 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, the Company granted a total of 16,936 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded charges to research and development expense for the vesting of all restricted stock awards to its Scientific Advisory Board of $82,072 and $22,499 for the three months ended March 31, 2010 and 2009, respectively.

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

For three months ended March 31, 2010, the Company issued 6,263 shares of its common stock under the ESPP, resulting in proceeds of $62,659. For the three months ended March 31, 2010, the Company recorded expenses of $5,975 to general and administrative expense and $11,490 to research and development expense related to the ESPP, which expenses equal the amount of the discount and the value of the look-back feature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the impact of unvested restricted stock awards and shares to be issued under the ESPP.  For the three months ended March 31, 2010 and 2009, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards of 4,379,049 and 4,429,182, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

The Company is required under a license agreement with Motorola to pay royalties to Motorola based on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. The Company accrued royalty expense in connection with this agreement of $49,168 and $36,067 for the three months ended March 31, 2010 and 2009, respectively.

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

CDT filed an appeal to the EPO decision on January 25, 2010.  CDT timely filed its grounds for the appeal with the EPO on or about April 1, 2010.  The EPO has now set August 12, 2010 as the due date for the Company to file its reply to this appeal.  At this time, Company management continues to believe that the EPO decision will be upheld on appeal, though the Company cannot make any assurances of this result.

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to the Company’s PHOLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition.  The Company requested a two-month extension to file this response, and the Company subsequently filed its response in a timely manner.  The Company is still waiting for the EPO to notify it of the date of the oral hearing.  The Company is also waiting to see whether the other parties in the opposition file any additional documents, to which the Company may respond.

At this time, Company management cannot make any prediction as to the probable outcome of the opposition.  However, based on an analysis of the evidence presented to date, Company management continues to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the “JPO”) for its Japan Patent No. 3992929 (the “JP ‘929 patent”), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

The JPO has set a due date of July 15, 2010 for the Company to file its response to the evidence and arguments submitted with the request for the Invalidation Trial.  At this time, Company management cannot make any prediction as to the probable outcome of the Invalidation Trial.  The Company has not yet had an opportunity to study the evidence presented in the invalidation request.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the “EP ‘270 patent”).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to the Company’s PHOLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basil, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO has not yet set a due date for the Company to file its response to the oppositions.  At this time, Company management cannot make any prediction as to the probable outcome of the oppositions, which may be combined by the EPO into a single opposition proceeding.  The Company has not yet had an opportunity to study the evidence presented in the opposition documents.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

10.	CONCENTRATION OF RISK

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,131,902 and $895,586 for the three months ended March 31, 2010 and 2009, respectively, has been derived from contracts with United States government agencies. Revenues derived from contracts with government agencies represented 27% and 32% of consolidated revenue for the three months ended March 31, 2010 and 2009, respectively.

Two non-government customers accounted for approximately 48% and 40% of consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. Accounts receivable from these customers were $1,039,570 at March 31, 2010.  Revenues from outside of North America represented 71% and 66% of consolidated revenue for the three months ended March 31, 2010 and 2009, respectively.

All chemical materials sold by the Company were purchased from one supplier.  See Note 6.

11.	INCOME TAXES

During the three months ended March 31, 2010, the Company sold approximately $3.8 million of its state-related income tax net operating losses (NOLs) and $194,088 of its research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program and received proceeds of $464,162. The Company recorded these proceeds as an income tax benefit.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (the “SERP”). The SERP became effective as of April 1, 2010. The Company will record a non-current liability and accumulated other comprehensive loss relating to prior service cost under the SERP effective April 1, 2010, which is estimated to be approximately $5.6 million.  This amount is subject to finalization of actuarial estimates which are currently in process.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our PHOLED and other OLED technologies and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $200,087,036 as of March 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had an operating loss of $4,224,332 for the three months ended March 31, 2010, compared to an operating loss of $5,993,599 for the three months ended March 31, 2009. The decrease in operating loss was due to:

•	an increase in revenue of $1,412,792; and

•	a decrease in operating expenses of $356,474.

We had a net loss of $2,978,331 (or $0.08 per basic and diluted share) for the three months ended March 31, 2010, compared to a net loss of $5,569,599 (or $0.15 per basic and diluted share) for the three months ended March 31, 2009. The decrease in net loss was primarily due to:

•	an increase in gain on stock warrant liability of $540,001;

•	an income tax benefit of $464,162; and

•	a decrease in total operating loss of $1,769,266.

Our revenues were $4,246,650 for the three months ended March 31, 2010, compared to $2,833,858 for the three months ended March 31, 2009.

Commercial revenue increased to $1,830,147 for the three months ended March 31, 2010, compared to $1,369,137 for the three months ended March 31, 2009.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $287,698 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD Co., Ltd. (“Samsung SMD”);

•
an increase of $106,760 in license fees, principally due to a license agreement we entered into with Showa Denko K.K. in December 2009 and license fees received in connection with increased sales of our materials to a customer; and

•	an increase of $42,235 in commercial chemical revenue.

We cannot accurately predict how long our material sales to particular customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

Developmental revenue increased to $2,416,503 for the three months ended March 31, 2010, compared to $1,464,721 for the three months ended March 31, 2009.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue. The increase in developmental revenue was primarily due to the following:

•	an increase of $745,822 in development chemical revenue, mainly due to increased purchases of development chemicals by a customer; and

•
an increase of $236,316 in contract research revenue, principally to the timing of work performed and costs incurred in connection with existing government contracts, as well as an overall increase in value of our government contracts.

Cost of chemicals sold increased to $460,786 for the three months ended March 31, 2010, compared to $170,987 for the three months ended March 31, 2009, based on the aforementioned increase in chemical sales.

We incurred research and development expenses of $4,466,631 for the three months ended March 31, 2010, compared to $5,219,062 for the three months ended March 31, 2009. The decrease was mainly due to:

•	decreased costs of $941,820 incurred under our agreement with PPG Industries; and

•	decreased costs of $91,649 under our sponsored research agreements; partially offset by

•	increased employee costs of $215,596 and an overall increase in other operating costs of $65,442.

Selling, general and administrative expenses were $2,642,246 for the three months ended March 31, 2010, compared to $2,622,945 for the three months ended March 31, 2009. Selling, general and administrative expenses remained relatively consistent over these corresponding periods.

Interest income decreased to $75,655 for the three months ended March 31, 2010, compared to $253,400 for the three months ended March 31, 2009.  The decrease was mainly attributable to decreased rates of return on investments during three months ended March 31, 2010, compared to rates of return during 2009. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At March 31, 2010, we had outstanding warrants to purchase 744,452 shares of common stock, which contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants as well as the expiration of warrants with a similar provision during the period resulted in a $713,243 non-cash gain on our statement of operations for the three months ended March 31, 2010, compared to a $173,242 non-cash gain for the three months ended March 31, 2009.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

During the three months ended March 31, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  In past years, we completed our sales of state-related tax NOLs during the fourth quarter of the year.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $7,553,643 and short-term investments of $55,467,352, for a total of $63,020,995. This compares to cash and cash equivalents of $22,701,126 and short-term investments of $41,172,955, for a total of $63,874,081, as of December 31, 2009. The decrease in cash and cash equivalents and short-term investments of $853,086 was primarily due to the usage of cash in operations and financing activities.

Cash used in operating activities was $442,848 for the three months ended March 31, 2010, compared to $4,505,171 for the same period in 2009. The decrease in cash used in operating activities was mainly due to the following:

•	a decrease in net loss of $2,064,384, which amount excludes the impact of non-cash items;

•
the receipt of $925,000 in cash payments during the three months ended March 31, 2010 for license rights and as advanced payments under a government contract, compared to $66,667 in corresponding cash payments received during the three months ended March 31, 2009;

•	the impact of the timing of payment of accounts payable and accrued expenses of $776,653; and

•	the impact of the timing of receipt of accounts receivable of $307,872.

Cash used in investing activities was $14,373,589 for the three months ended March 31, 2010, compared to $16,920,046 for the same period in 2009. The decrease is mainly due to the use of cash to finance operations.

Cash used in financing activities was $331,046 for the three months ended March 31, 2010, compared to $831,877 for the same period in 2009. In the first three months of 2010, we used $1,116,387 for the payment of withholding taxes related to stock based compensation, compared $831,877 used for corresponding payments in the first three months of 2009. This was partially offset by the receipt of proceeds of $722,682 from the exercise of options and warrants to purchase shares of our common stock during the first three months of 2010 and $62,659 in proceeds related to our ESPP.

Working capital was $53,480,575 as of March 31, 2010, compared to $53,663,617 as of December 31, 2009.  We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting policies.  There have been no changes in critical accounting policies to date in 2010.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our contractual obligations.  There have been no changes in our contractual obligations to date in 2010.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of off-balance sheet arrangements.  As of March 31, 2010, we had no off-balance sheet arrangements.

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

We record as a liability the fair value of warrants to purchase 744,452 shares of our common stock.  The fair value of the stock warrant liability is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the stock price and volatility of our common stock.  Our primary market risk exposure to the stock warrant liability is to changes in the stock price, which would impact the valuation of the stock warrant liability. Increases in our stock price or the expected volatility of our common stock would increase the fair value of the stock warrant liability and therefore result in an additional loss on the statement of operations. Decreases in these items would decrease the fair value of the stock warrant liability and therefore result in an additional gain on the statement of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CDT filed an appeal to the EPO decision on January 25, 2010.  CDT timely filed its grounds for the appeal with the EPO on or about April 1, 2010.  The EPO has now set August 12, 2010 as the due date for filing our reply to this appeal.  At this time, we continue to believe that the EPO decision will be upheld on appeal, though we cannot make any assurances of this result.

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to our PHOLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for us to file our response to the opposition.  We requested a two-month extension to file this response, and we subsequently filed our response in a timely manner.  We are still waiting for the EPO to notify us of the date of the oral hearing.  We are also waiting to see whether the other parties in the opposition file any additional documents, to which we may respond.

At this time, we cannot make any prediction as to the probable outcome of the opposition.  However, based on an analysis of the evidence presented to date, we continue to believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the “JPO”) for our Japan Patent No. 3992929 (the “JP ‘929 patent”), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

The JPO has set a due date of July 15, 2010 for us to file our response to the evidence and arguments submitted with the request for the Invalidation Trial.  At this time, we cannot make any prediction as to the probable outcome of the Invalidation Trial.  We have not yet had an opportunity to study the evidence presented in the invalidation request.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the “EP ‘270 patent”).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to our PHOLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basil, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO has not yet set a due date for us to file our response to the oppositions.  At this time, we cannot make any prediction as to the probable outcome of the oppositions, which may be combined by the EPO into a single opposition proceeding.  We have not yet had an opportunity to study the evidence presented in the opposition documents.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Shares

During the quarter ended March 31, 2010, we issued an aggregate of 20,000 unregistered shares of our common stock upon the exercise of outstanding warrants. The warrants had an exercise price of $12.39 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended March 31, 2010, we acquired 802 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the first quarter of 2010.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	$—	n/a	--
February 1 – February 28	201	10.99	n/a	--
March 1 – March 31	601	11.67	n/a	--
Total	802	$11.50	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*	Amendment No. 3 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of March 10, 2010

10.2*+	Universal Display Corporation Supplemental Executive Retirement Plan+

10.3*+	Universal Display Corporation Equity Retention Agreement with Steven V. Abramson+

10.4*+	Universal Display Corporation Equity Retention Agreement with Sidney D. Rosenblatt+

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

*	Filed herewith.
**	Furnished herewith.
+	Compensatory plan or arrangement.

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

UNIVERSAL DISPLAY CORPORATION

Date: May 10, 2010	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer