Form 10-K/A
period 2009-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2010-06-23
CIK 1005284

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (collectively, the “10-K”). The sole purpose of this Amendment is to refile Exhibit 10.39 in Part IV in connection with a revised request to the SEC for confidential treatment of certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the 10-K.  This Amendment does not reflect events occurring after the filing of the original 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

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

Exhibit
Number                                                                  Description

3.1	Amended and Restated Articles of Incorporation of the registrant (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of the registrant (2)

3.3	Bylaws of the registrant (1)

10.1#	Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000 (3)

10.2#	Amendment No. 1 to Warrant Agreement between the registrant and Julia J. Brown, dated as of April 18, 2000 (1)

10.3#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (4)

10.4#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (4)

10.5#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (4)

10.6#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (4)

10.7#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (4)

10.8#@	Second Amended and Restated Change in Control Agreement between the registrant and Michael G. Hack, dated as of January 11, 2010

10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)

10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)

10.11#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)

10.12#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)

10.13#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (4)

10.14#@	Non-Competition and Non-Solicitation Agreement between the registrant and Michael G. Hack, dated as of February 5, 2007

10.15	Equity Compensation Plan, dated as of June 29, 2006 (6)

10.16	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (7)

10.17	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (4)

10.18	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (8)

10.19	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (9)

10.20	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (10)

10.21
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (10)

10.22	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (11)

10.23	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)

10.24+	License Agreement between the registrant and Motorola, Inc., dated as of September 29, 2000 (11)

10.25+	OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of July 29, 2005 (12)

10.26	Amendment No. 1 to the OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of January 4, 2008 (13)

10.27+	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (14)

10.28+	OLED Supplemental License Agreement between the registrant and Samsung SMD Co., Ltd., dated as of April 19, 2005 (14)

10.29+	Amendment No. 1 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of July 30, 2008 (15)

10.30	Agreement and Consent to Assignment and Assumption of Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of February 4, 2009 (16)

10.31+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (17)

10.32+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (16)

10.33+	Commercial Supply Agreement between the registrant and Chi Mei EL Corporation, dated as of April 5, 2007 (18)

10.34	Amendment No. 1 to the Commercial Supply Agreement between the registrant and Chi Mei EL Corporation, dated as of March 16, 2009 (16)

10.35+	Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display Co., Ltd.), dated as of May 23, 2007 (18)

10.36	Amendment No. 1 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of November 21, 2008 (4)

10.37	Amendment No. 2 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of August 11, 2009 (19)

10.38+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (15)

10.39++*	OLED Technology License Agreement between the registrant and Showa Denko K.K., dated as of December 17, 2009

21@	Subsidiaries of the registrant

23.1@	Consent of KPMG LLP

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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
@     Previously filed.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Date: June 23, 2010