Form 10-Q
period 2010-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2010-08-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of August 2, 2010, the registrant had outstanding 38,190,299 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,754,285	$22,701,126
Short-term investments	54,338,639	41,172,955
Accounts receivable	3,885,380	3,344,255
Other current assets	456,068	411,240

Total current assets	70,434,372	67,629,576
PROPERTY AND EQUIPMENT, net of accumulated depreciation of	10,248,341	11,048,763
$16,606,630 and $15,788,490
ACQUIRED TECHNOLOGY, net of accumulated amortization of	386,736	1,234,272
$16,563,982 and $15,716,446
OTHER ASSETS	270,932	227,276

TOTAL ASSETS	$81,340,381	$80,139,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,747,143	$1,275,695
Accrued expenses	4,378,779	5,238,870
Deferred license fees	4,028,487	6,047,467
Deferred revenue	864,881	1,403,927

Total current liabilities	11,019,290	13,965,959
DEFERRED LICENSE FEES	3,105,933	2,826,237
STOCK WARRANT LIABILITY	5,589,350	3,720,165
RETIREMENT PLAN BENEFIT LIABILITY	5,807,038	—

Total liabilities	25,521,611	20,512,361

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 100,000,000 and 50,000,000 shares authorized, 38,197,078 and 36,818,440 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	381,971	368,184
Additional paid-in capital	265,437,511	256,340,530
Accumulated deficit	(204,523,131)	(197,108,705)
Accumulated other comprehensive (loss) income	(5,479,581)	25,517

Total shareholders’ equity	55,818,770	59,627,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,340,381	$80,139,887

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
REVENUE:
Commercial revenue	$1,951,892	$1,239,056
Developmental revenue	6,494,937	1,717,298

Total revenue	8,446,829	2,956,354

OPERATING EXPENSES:
Cost of chemicals sold	1,017,416	318,191
Research and development	4,701,508	5,324,695
Selling, general and administrative	3,624,582	2,715,071
Patent costs	843,907	823,729
Royalty and license expense	168,560	85,431

Total operating expenses	10,355,973	9,267,117

Operating loss	(1,909,144)	(6,310,763)
INTEREST INCOME	61,125	188,593
INTEREST EXPENSE	(5,648)	(298)
LOSS ON STOCK WARRANT LIABILITY	(2,582,428)	(292,710)

NET LOSS	$(4,436,095)	$(6,415,178)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.18)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	37,362,176	36,383,255

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
REVENUE:
Commercial revenue	$3,782,039	$2,608,193
Developmental revenue	8,911,440	3,182,019

Total revenue	12,693,479	5,790,212

OPERATING EXPENSES:
Cost of chemicals sold	1,478,202	489,178
Research and development	9,168,139	10,543,757
Selling, general and administrative	6,266,828	5,338,016
Patent costs	1,625,166	1,555,260
Royalty and license expense	288,620	168,362

Total operating expenses	18,826,955	18,094,573

Operating loss	(6,133,476)	(12,304,361)
INTEREST INCOME	136,780	441,993
INTEREST EXPENSE	(12,707)	(2,941)
LOSS ON STOCK WARRANT LIABILITY	(1,869,185)	(119,468)

LOSS BEFORE INCOME TAX BENEFIT	(7,878,588)	(11,984,777)

INCOME TAX BENEFIT	464,162	—

NET LOSS	$(7,414,426)	$(11,984,777)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.20)	$(0.33)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	37,196,741	36,341,840

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,414,426)	$(11,984,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred license fees and deferred revenue	(3,653,330)	(1,219,806)
Depreciation	944,798	1,036,126
Amortization of intangibles	847,536	847,536
Amortization of premium and discount on investments, net	(80,168)	(266,946)
Stock-based employee compensation	1,191,701	989,611
Stock-based non-employee compensation	43,308	6,518
Non-cash expense under a materials agreement	557,223	582,301
Stock-based compensation to Board of Directors and Scientific Advisory Board	384,665	176,511
Loss on stock warrant liability	1,869,185	119,468
(Increase) decrease in assets:
Accounts receivable	(541,125)	689,681
Other current assets	(44,828)	(96,677)
Other assets	(43,656)	(167,136)
Increase in liabilities:
Accounts payable and accrued expenses	1,464,055	422,769
Deferred license fees	800,000	—
Deferred revenue	575,000	66,667
Retirement plan benefit liability	342,081	—

Net cash used in operating activities	(2,757,981)	(8,798,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(144,376)	(126,253)
Purchase of short-term investments	(51,910,640)	(52,014,248)
Proceeds from sale of short-term investments	38,784,983	43,144,000

Net cash used in investing activities	(13,270,033)	(8,996,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	129,650	—
Proceeds from the exercise of common stock options and warrants	6,083,944	198,970
Payment of withholding taxes related to stock-based employee compensation	(1,132,421)	(844,474)

Net cash provided by (used in) financing activities	5,081,173	(645,504)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,946,841)	(18,440,159)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,701,126	28,321,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,754,285	9,881,422

The following non-cash activities occurred:

Unrealized (loss) gain on available-for-sale securities	$(40,141)	$21,186
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	314,181	309,802
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	929,552	838,831
Common stock issued for royalties that was earned in a previous period	81,273	81,954

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Short-term investments at June 30, 2010 and December 31, 2009 consisted of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

June 30, 2010 –
Certificates of deposit	$8,222,255	$887	$(8,002)	$8,215,140
Corporate Bonds	26,962,198	—	(24,267)	26,937,931
U.S. Government bonds	19,168,810	16,871	(113)	19,185,568
	$54,353,263	$17,758	$(32,382)	$54,338,639

December 31, 2009 –
Certificates of deposit	$8,688,457	$1,633	$(7,245)	$8,682,845
U.S. Government bonds	32,458,981	31,140	(11)	32,490,110
	$41,147,438	$32,773	$(7,256)	$41,172,955

All short-term investments held at June 30, 2010 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$54,338,639	$54,338,639	$—	$—
Stock warrant liability	5,589,350	—	—	5,589,350

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments	$41,172,955	$41,172,955	$—	$—
Stock warrant liability	3,720,165	—	—	3,720,165

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended June 30, which has been classified in Level 3 in the fair value hierarchy:

	2010	2009

Fair value of stock warrant liability, beginning of period	$3,006,922	$2,515,868
Unrealized loss for period	2,582,428	292,710
Fair value of stock warrant liability, end of period	$5,589,350	$2,808,578

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the six months ended June 30, which has been classified in Level 3 in the fair value hierarchy:

	2010	2009

Fair value of stock warrant liability, beginning of period	$3,720,165	$—
Cumulative effect of reclassification of stock warrant liability under Accounting Standards Codification (“ASC”) 815	—	2,689,110
Unrealized loss for period	1,869,185	119,468
Fair value of stock warrant liability, end of period	$5,589,350	$2,808,578

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at June 30:

	2010	2009
Contractual life (years)	1.1	0.6-2.2
Expected volatility	57.3%	72.9-92.2%
Risk-free interest rate	0.5%	0.3-1.0%
Annual dividend yield	—	—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through June 30, 2010, the Company incurred $953,632 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $113,240 and $50,767 for the three months ended June 30, 2010 and 2009, respectively and $181,632 and $95,130 for the six months ended June 30, 2010 and 2009, respectively.

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

The Company is also required under the OLED Materials Agreement to reimburse PPG Industries for its raw materials and conversion costs for all development chemicals produced on behalf of the Company. On a quarterly basis, the Company allocates a portion of these costs that relate to development chemicals sold to cost of chemicals sold, with the remainder of these costs being allocated to research and development expense.

The Company issued 41,978 and 69,313 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the six months ended June 30, 2010 and 2009, respectively. For a portion of these shares, the Company recorded expense of $257,297 and $272,926 for the three months ended June 30, 2010 and 2009, respectively.  For these shares, the Company recorded expense of $500,757 and $582,301 for the six months ended June 30, 2010 and 2009, respectively.

In October 2010, the Company plans to issue an additional 4,733 shares of its common stock to PPG Industries, based on final accounting for actual costs incurred by PPG Industries during the quarter ended June 30, 2010. Accordingly, the Company accrued $56,466 of additional expense as of June 30, 2010.

During the three months ended June 30, 2010 and 2009, the Company recorded expense of $512,815 and $409,591, respectively, for the cash portion of the reimbursement.  For the six months ended June 30, 2010 and 2009, the Company recorded expense of $831,562 and $1,339,692, respectively, for the cash portion of the reimbursement.

7.	SHAREHOLDERS’ EQUITY

	Series A						Accumulated
	Nonconvertible				Additional		Other	Total
	Preferred Stock		Common Stock (A)		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, JANUARY 1, 2010	200,000	$2,000	36,818,440	$368,184	$256,340,530	$(197,108,705)	$25,517	$59,627,526
Net loss	—	—	—	—	—	(7,414,426)	—	(7,414,426)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(40,141)	(40,141)
Initial prior service cost for retirement plan	—	—	—	—	—	—	(5,611,079)	(5,611,079)
Amortization of prior service cost for retirement plan	—	—	—	—	—	—	146,122	146,122
Comprehensive loss								(12,919,524)
Exercise of common stock options and warrants (B)	—	—	623,493	6,235	6,077,709	—	—	6,083,944
Stock-based employee compensation, net of shares withheld for taxes (C)	—	—	642,293	6,423	1,566,567	—	—	1,572,990
Stock-based non-employee compensation	—	—	335	4	43,304	—	—	43,308
Issuance of common stock to Board of Directors and Scientific Advisory Board (D)	—	—	50,430	504	698,342	—	—	698,846
Issuance of common stock in connection with materials and license agreements (E)	—	—	49,178	492	581,538	—	—	582,030
Issuance of common stock under an Employee Stock Purchase Plan	—	—	12,909	129	129,521	—	—	129,650

BALANCE, JUNE 30, 2010	200,000	$2,000	38,197,078	$381,971	$265,437,511	$(204,523,131)	$(5,479,581)	$55,818,770

(A)
On June 24, 2010, shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000. The amendment was filed with the Pennsylvania Department of State, and became effective, on July 13, 2010.

(B)	During the six months ended June 30, 2010, the Company issued 623,493 shares of common stock upon the exercise of common stock options and warrants, resulting in cash proceeds of $6,083,944.
(C)
Includes $1,513,710 (106,825 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2010, less shares withheld for taxes in the amount of $584,158 (41,225 shares).

(D)	Includes $314,181 (38,910 shares) that was earned in a previous period and charged to expense when earned, but issued in 2010.
(E)
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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through June 30, 2010, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the six months ended June 30, 2010, the Company did not grant any options to employees. The Company recorded as compensation expense related to the vesting of all employee stock options an expense of $8,265 and $45,766 for the three months ended June 30, 2010 and 2009, respectively, and an expense of $30,497 and $41,970 for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, the Company also granted to a non-employee options to purchase 10,000 shares of the Company’s common stock. These stock options vested immediately and have exercise prices of $8.56 and $9.44. The fair value of the options granted was $38,366, which was charged to research and development expense for the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company granted 607,069 shares of restricted stock awards and restricted stock units to employees.  These shares of restricted stock awards and restricted stock units had a fair value of $7,877,623 on the date of grant and will vest in equal increments annually over two to five years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the six months ended June 30, 2010 and 2009, the Company recorded compensation expenses related to the vesting of restricted stock awards and restricted stock units previously granted to employees.  These expenses were charged to general and administrative expense in amounts of $571,283 and $249,845, and to research and development expense in amounts of $114,240 and $118,305, for the three months ended June 30, 2010 and 2009, respectively, and $867,098 and $491,481 to general and administrative expense and $232,389 and $235,007 to research and development expense for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, the Company also granted to employees 1,459 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued, the

Company recorded charges to research and development expense of $13,234 and $17,270 for the three months ended June 30, 2010 and 2009, respectively, and $21,734 and $27,760 for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, the Company granted to non-employees 335 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued, the Company recorded charges to research and development expense of $2,460 and $492 for the three months ended June 30, 2010 and 2009, respectively, and $4,942 and $2,490 for the six months ended June 30, 2010 and 2009, respectively.

In connection with all common stock issued to employees for the six months ended June 30, 2010, 79,756 shares of common stock with a fair value of $1,132,421 were withheld in satisfaction of tax withholding obligations.

For the six months ended June 30, 2010, the Company issued 11,520 shares of common stock to members of its Board of Directors as partial compensation for services performed.  For the fair value of shares issued to its Board of Directors, the Company recorded charges to general and administrative expense of $67,630 and $39,220 for the three months ended June 30, 2010 and 2009, respectively, and $135,261 and $98,050 for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, the Company granted a total of 16,936 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded charges to research and development expense for the vesting of all restricted stock awards to its Scientific Advisory Board of $167,332 and $55,962 for the three months ended June 30, 2010 and 2009, respectively, and $249,404 and $78,461 for the six months ended June 30, 2010 and 2009, respectively.

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

For six months ended June 30, 2010, the Company issued 12,909 shares of its common stock under the ESPP, resulting in proceeds of $129,650. For the three months ended June 30, 2010, the Company recorded expenses of $8,129 to general and administrative expense and $14,389 to research and development expense related to the ESPP, which expenses equal the amount of the discount and the value of the look-back feature.  For the six months ended June 30, 2010, the Company recorded expenses of $14,104 to general and administrative expense and $25,879 to research and development expense related to the ESPP.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the impact of unvested restricted stock awards and restricted stock units and shares to be issued under the ESPP.  For the six months ended June 30, 2010 and 2009, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 3,894,181 and 4,665,544, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

9.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (the “SERP”), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of June 30, 2010 there were five participants in the SERP.

The SERP benefit is based on a percentage of the participant’s annual base salary.  For this purpose, annual base salary means 12 times the highest monthly base salary paid or payable to the participant during the 24-month period immediately preceding the participant’s date of termination of employment, or, if required, the date of a change in control of the Company.

Under the SERP, if a participant resigns or is terminated without cause at or after age 65 and with at least 20 years of service, he or she will be eligible to receive a SERP benefit.  The benefit is based on a percentage of the participant’s annual base salary for the life of the participant.  This percentage is 50%, 25% or 15%, depending on the participant’s benefit class.  All current participants in the SERP are in the 50% benefit class.

If a participant resigns at or after age 65 and with at least 15 years of service, he or she will be eligible to receive a prorated SERP benefit.  If a participant is terminated without cause or on account of a disability after at least 15 years of service, he or she will be eligible to receive a prorated SERP benefit regardless of age.  The prorated benefit in either case would be based on the participant’s number of years of service (up to 20), divided by 20. In the event a participant is terminated for cause, his or her SERP benefit and any future benefit payments are subject to immediate forfeiture.

The SERP benefit is payable in installments over 10 years, beginning at the later of age 65 or the date of the participant’s separation from service.  Payments are based on a present value calculation of the benefit amount for the actuarial remaining life expectancy of the participant.  This calculation is made as of the date benefit payments are to begin (later of age 65 or separation from service).  If the participant dies after reaching age 65, any future or remaining benefit payments are made to the participant’s beneficiary or estate.  If the participant dies before reaching age 65, the benefit is forfeited.

In the event of a change in control of the Company, each participant will become immediately vested in his or her SERP benefit.  Unless the participant’s benefit has already fully vested, if the participant has less than 20 years of service at the time of the change in control, he or she will receive a prorated benefit based on his or her number of years of service (up to 20), divided by 20.  If the change in control qualifies as a “change in control event” for purposes of Section 409A of the Internal Revenue Code, then each participant (including former employees who are entitled to SERP benefits) will receive a lump sum cash payment equal to the present value of the benefit immediately upon the change in control.

Certain of our executive officers are designated as special participants under the SERP.  If these participants resign or are terminated without cause after 20 years of service, or at or after age 65 and with at least 15 years of service, they will be eligible to receive a SERP benefit.  If they are terminated without cause or on account of a disability, they will be eligible to receive a prorated SERP benefit regardless of age.  The prorated benefit would be based on the participant’s number of years of service (up to 20), divided by 20.

The SERP benefit for special participants is based on 50% of their annual base salary for their life and the life of their surviving spouse, if any.  Payments are based on a present value calculation of the benefit amount for the actuarial remaining life expectancies of the participant and their surviving spouse, if any.  If they die before reaching age 65, the benefit is not forfeited if the surviving spouse, if any, lives until the participant would have reached age 65.  If their spouse also dies before the participant would have reached age 65, the benefit is forfeited.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates, and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

In connection with the initiation of the SERP, the Company recorded cost related to prior service of $5,611,079 as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan.  The prior service cost expected to be amortized over the next six months and for full-year 2011 is $292,244 and $584,488, respectively.

The components of net periodic pension cost were as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Service cost	$110,612	$110,612
Interest cost	85,347	85,347
Amortization of prior service cost	146,122	146,122
Total net periodic benefit cost	$342,081	$342,081

Assumptions used to determine the net periodic pension cost were as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Discount rate	6.13%	6.13%
Rate of compensation increases	3.5%	3.5%

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows:

Year	Projected Benefits
2010	$--
2011	--
2012	195,000
2013	467,000
2014	467,000
2015-2019	3,649,000

10.	COMMITMENTS AND CONTINGENCIES

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

The Company is required under a license agreement with Motorola to pay royalties to Motorola based on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. The Company accrued royalty expense in connection with this agreement of $52,820 and $32,165 for the three months ended June 30, 2010 and 2009, respectively, and $101,988 and $68,232 for the six months ended June 30, 2010 and 2009, respectively.

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

CDT filed an appeal to the EPO decision on January 25, 2010.  CDT timely filed its grounds for the appeal with the EPO on or about April 1, 2010.  The EPO set August 12, 2010 as the due date for filing the Company’s reply to this appeal.  The

Company’s reply is being prepared and will be timely filed.  At this time, Company management continues to believe that the EPO decision will be upheld on appeal, though the Company cannot make any assurances of this result.

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

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the “JPO”) for its Japan Patent No. 3992929 (the “JP ‘929 patent”), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan (“SEL”).  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

The JPO set a due date of July 15, 2010 for the Company to file its response to the evidence and arguments submitted with the request for the Invalidation Trial.  The Company’s response was timely filed.  At this time, Company management cannot make any prediction as to the probable outcome of the Invalidation Trial.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of Notices of Invalidation Trials from the JPO for its Japan Patent Nos. 4357781 (the “JP ‘781 patent”) and 4358168 (the “JP ‘168 patent”), which were both issued on August 14, 2009.  The requests for these two Invalidation Trials were also filed by SEL.  The JP ‘781 and ‘168 patents are Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

The JPO set a due date of August 18, 2010 for the Company to file its response to the evidence and arguments submitted with the requests for the Invalidation Trials.  In response to the Company’s request, the JPO Board of Appeals granted a 30-day extension of time for filing the Company’s replies, thus setting a new due date of September 17, 2010. At this time, Company management cannot make any prediction as to the probable outcome of the Invalidation Trials.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will both be declared valid, and that all or a significant portion of their claims will be upheld.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the “EP ‘270 patent”).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to the Company’s PHOLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO has set October 4, 2010 as the extendible due date for the Company to file its response to the oppositions.  At this time, Company management cannot make any prediction as to the probable outcome of the oppositions, which have been combined by the EPO into a single opposition proceeding.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

11.	CONCENTRATION OF RISK

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,241,637 and $908,225 for the three months ended June 30, 2010 and 2009, respectively, and $2,373,539 and $1,803,811 for the six months ended June 30, 2010 and 2009, respectively, has been derived from contracts with United States government agencies. Revenues derived from contracts with government agencies represented 15% and 31% of consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and 19% and 31% of consolidated revenue for the six months ended June 30, 2010 and 2009, respectively.

Three non-government customers accounted for approximately 69% and one non-government customer accounted for approximately 34% of consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and approximately 63% and 35% of consolidated revenue for the six months ended June 30, 2010 and 2009, respectively. Accounts receivable from these customers were $2,301,563 at June 30, 2010.  Revenues from outside of North America represented 84% and 66% of consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and 80% and 66% of consolidated revenue for the six months ended June 30, 2010 and 2009, respectively.

All chemical materials sold by the Company were purchased from one supplier.  See Note 6.

12.	INCOME TAXES

During the six months ended June 30, 2010, the Company sold approximately $3.8 million of its state-related income tax net operating losses (NOLs) and $194,088 of its research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program and received proceeds of $464,162. The Company recorded these proceeds as an income tax benefit.

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

While we have made significant progress over the past few years developing and commercializing our PHOLED and other OLED technologies and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $204,523,131 as of June 30, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had an operating loss of $1,909,144 for the three months ended June 30, 2010, compared to an operating loss of $6,310,763 for the three months ended June 30, 2009. The decrease in operating loss was due to:

•	an increase in revenue of $5,490,475; offset by

•	an increase in operating expenses of $1,088,856.

We had a net loss of $4,436,095 (or $0.12 per basic and diluted share) for the three months ended June 30, 2010, compared to a net loss of $6,415,178 (or $0.18 per basic and diluted share) for the three months ended June 30, 2009. The decrease in net loss was primarily due to:

•	a decrease in operating loss of $4,401,619; offset mainly by

•	an increase in loss on stock warrant liability of $2,289,718

Our revenues were $8,446,829 for the three months ended June 30, 2010, compared to $2,956,354 for the three months ended June 30, 2009.

Commercial revenue increased to $1,951,892 for the three months ended June 30, 2010, compared to $1,239,056 for the three months ended June 30, 2009.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $333,564 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD Co., Ltd. (“Samsung SMD”);

•	an increase of $271,570 in commercial chemical revenue; and

•
an increase of $83,384 in license fees, principally due to a license agreement we entered into with Showa Denko K.K. (“Showa Denko”) in December 2009 and license fees received in connection with increased sales of our materials to a customer.

We cannot accurately predict how long our material sales to particular customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

Developmental revenue increased to $6,494,937 for the three months ended June 30, 2010, compared to $1,717,298 for the three months ended June 30, 2009.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue. The increase in developmental revenue was primarily due to the following:

•	an increase of $2,270,872 in development chemical revenue, mainly due to increased purchases of development chemicals by a customer;

•
an increase of $2,173,355 in technology development revenue, primarily due to revenue recognition of non-refundable payments totaling $2,100,000 that we received from a customer through the fourth quarter of 2006; and

•
an increase of $333,412 in contract research revenue, principally to the timing of work performed and costs incurred in connection with existing government contracts, as well as an overall increase in the value of our government contracts.

The $2,100,000 received from a customer referenced above was for technical assistance previously provided under an agreement to conduct OLED development, evaluation and sampling activities.  These payments were made between the years 2001 and 2006, and the agreement itself expired at the end of 2006.  We had previously classified these payments as deferred revenue because they were creditable against the license fee under a commercial license agreement in the event we entered into one with the customer.  In May 2010, based on information received from the customer regarding its future OLED plans, we determined that the likelihood of us entering into a commercial license agreement was remote.  As a result of this determination, we recorded the $2,100,000 payment as technology development revenue in the second quarter of 2010.

Cost of chemicals sold increased to $1,017,416 for the three months ended June 30, 2010, compared to $318,191 for the three months ended June 30, 2009, based on the aforementioned increase in chemical sales.

We incurred research and development expenses of $4,701,508 for the three months ended June 30, 2010, compared to $5,324,695 for the three months ended June 30, 2009. The decrease was mainly due to:

•	decreased costs of $433,875 incurred under our agreement with PPG Industries; and

•	decreased costs of $292,102 under our sponsored research agreements.

Selling, general and administrative expenses were $3,624,582 for the three months ended June 30, 2010, compared to $2,715,071 for the three months ended June 30, 2009. The increase was mainly due to:

•	increased employee costs of $472,096, due mainly to stock compensation to certain executive officers; and

•	expenses of $342,081 related to net periodic benefit costs of the Universal Display Corporation Supplemental Executive Retirement Plan (“SERP”) for certain executive officers implemented in 2010.

Interest income decreased to $61,125 for the three months ended June 30, 2010, compared to $188,593 for the three months ended June 30, 2009.  The decrease was mainly attributable to decreased rates of return on investments during three months ended June 30, 2010, compared to rates of return during the same period in 2009. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At June 30, 2010, we had outstanding warrants to purchase 744,452 shares of common stock, which contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $2,582,428 non-cash loss on our statement of operations for the three months ended June 30, 2010, compared to a $292,710 non-cash loss for the three months ended June 30, 2009.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

Six months Ended June 30, 2010 Compared to Six months Ended June 30, 2009

We had an operating loss of $6,133,476 for the six months ended June 30, 2010, compared to an operating loss of $12,304,361 for the six months ended June 30, 2009. The decrease in operating loss was due to:

•	an increase in revenue of $6,903,267; offset by

•	an increase in operating expenses of $732,382.

We had a net loss of $7,414,426 (or $0.20 per basic and diluted share) for the six months ended June 30, 2010, compared to a net loss of $11,984,777 (or $0.33 per basic and diluted share) for the six months ended June 30, 2009. The decrease in net loss was primarily due to:

•	a decrease in operating loss of $6,170,885; and

•	an income tax benefit of $464,162; offset mainly by

•	an increased loss on stock warrant liability of $1,749,717; and

•	a decrease in interest income of $305,213.

Our revenues were $12,693,479 for the six months ended June 30, 2010, compared to $5,790,212 for the six months ended June 30, 2009.

Commercial revenue increased to $3,782,039 for the six months ended June 30, 2010, compared to $2,608,193 for the six months ended June 30, 2009.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $621,262 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD;

•	an increase of $313,805 in commercial chemical revenue; and

•
an increase of $190,144 in license fees, principally due to a license agreement we entered into with Showa Denko in December 2009 and license fees received in connection with increased sales of our materials to a customer.

We cannot accurately predict how long our material sales to particular customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

Developmental revenue increased to $8,911,440 for the six months ended June 30, 2010, compared to $3,182,019 for the six months ended June 30, 2009.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue. The increase in developmental revenue was primarily due to the following:

•	an increase of $3,016,694 in development chemical revenue, largely due to increased purchases of development chemicals by a customer;

•
an increase of $2,142,999 in technology development revenue, primarily due to revenue recognition of non-refundable payments totaling $2,100,000 that we received from a customer through the fourth quarter of 2006; and

•
an increase of $569,728 in contract research revenue, principally to the timing of work performed and costs incurred in connection with existing government contracts, as well as an overall increase in the value of our government contracts.

The $2,100,000 received from a customer referenced above was for technical assistance previously provided under an agreement to conduct OLED development, evaluation and sampling activities.  These payments were made between the years 2001 and 2006, and the agreement itself expired at the end of 2006.  We had previously classified these payments as deferred revenue because they were creditable against the license fee under a commercial license agreement in the event we entered into one with the customer.  In May 2010, based on information received from the customer regarding its future OLED plans, we determined that the likelihood of us entering into a commercial license agreement was remote.  As a result of this determination, we recorded the $2,100,000 payment as technology development revenue in the second quarter of 2010.

Cost of chemicals sold increased to $1,478,202 for the six months ended June 30, 2010, compared to $489,178 for the six months ended June 30, 2009, based on the aforementioned increase in chemical sales.

We incurred research and development expenses of $9,168,139 for the six months ended June 30, 2010, compared to $10,543,757 for the six months ended June 30, 2009. The decrease was primarily due to decreased costs of $1,375,695 incurred under our agreement with PPG Industries.

Selling, general and administrative expenses were $6,266,828 for the six months ended June 30, 2010, compared to $5,338,016 for the six months ended June 30, 2009. The increase was mainly due to:

•	increased employee costs of $602,460, due mainly to increased salaries and stock compensation to certain executive officers; and

•	expenses of $342,081 related to net periodic costs of the SERP for certain executive officers implemented in 2010.

Interest income decreased to $136,780 for the six months ended June 30, 2010, compared to $441,993 for the six months ended June 30, 2009.  The decrease was mainly attributable to decreased rates of return on investments during the six months ended June 30, 2010, compared to rates of return during the same period in 2009. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At June 30, 2010, we had outstanding warrants to purchase 744,452 shares of common stock, which contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants as well as the expiration of warrants with a similar provision during the period resulted in a $1,869,185 non-cash loss on our statement of operations for the six months ended June 30, 2010, compared to a $119,468 non-cash loss for the six months ended June 30, 2009.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are exercised or expire.

During the six months ended June 30, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  In past years, we completed our sales of state-related tax NOLs during the fourth quarter of the year.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $11,754,285 and short-term investments of $54,338,639, for a total of $66,092,924. This compares to cash and cash equivalents of $22,701,126 and short-term investments of $41,172,955, for a total of $63,874,081, as of December 31, 2009. The increase in cash and cash equivalents and short-term investments of $2,218,843 was primarily due to the receipt of proceeds from the exercise of options and warrants, offset by cash used in operations and the payment of taxes related to stock-based employee compensation.

Cash used in operating activities was $2,757,981 for the six months ended June 30, 2010, compared to $8,798,154 for the same period in 2009. The decrease in cash used in operating activities was mainly due to the following:

•	a decrease in net loss of $4,403,949, which amount excludes the impact of non-cash items;

•
the receipt of $1,375,000 in cash payments during the six months ended June 30, 2010 for evaluation and license agreements and as advanced payments under a government contract, compared to $66,667 in corresponding cash payments received during the six months ended June 30, 2009; and

•	the impact of the timing of payment of accounts payable and accrued expenses of $1,041,286; offset mainly by

•	the impact of the timing of receipt of accounts receivable of $1,230,806.

Cash used in investing activities was $13,270,033 for the six months ended June 30, 2010, compared to $8,996,501 for the same period in 2009. The increase was mainly due to fewer investments maturing during the first six months of 2010 compared to the same period in 2009.

Cash provided by financing activities was $5,081,173 for the six months ended June 30, 2010, compared to cash used by financing activities $645,504 for the same period in 2009. In the first six months of 2010, we received proceeds of $6,083,944 from the exercise of options and warrants to purchase shares of our common stock and $129,650 in proceeds related to our ESPP compared to proceeds of $198,970 for the same period in 2009. This was offset by the payment of $1,132,421 for withholding taxes related to stock-based compensation during the first six months of 2010, compared to $844,474 used for payments during the first six months of 2009.

Working capital was $59,415,082 as of June 30, 2010, compared to $53,663,617 as of December 31, 2009.  The increase in working capital was mainly due to increased cash, cash equivalents and investments and a reduction of the current portion of deferred license fees as of June 30, 2010 as compared to December 31, 2009. We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months.

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

Critical Accounting Policies

Retirement Plan

 We have recorded a significant retirement plan benefit liability that is developed from actuarial valuations. The determination of our retirement plan benefit liability requires key assumptions regarding discount rates, as well as rate of compensation increases, retirement dates and life expectancies used to determine the present value of future benefit payments. We determine these assumptions in consultation with, and after input from, our actuaries and considering our experience and expectations for the future.  Actual results in any given year will often differ from the assumptions because of economic and other factors.

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plans using the Citigroup Above-Median Pension Discount Curve (the “Curve”). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 6.13% at April 1, 2010.

A change of 25 basis points in the discount rate would increase or decrease expense on an annual basis by approximately $16,000.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our other critical accounting policies.

Contractual Obligations

As of June 30, 2010, we had the following estimated future benefit payments related to the SERP:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$4,778,000	$—	$428,500	$934,000	$3,415,500

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our other contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of off-balance sheet arrangements.  As of June 30, 2010, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CDT filed an appeal to the EPO decision on January 25, 2010.  CDT timely filed its grounds for the appeal with the EPO on or about April 1, 2010.  The EPO set August 12, 2010 as the due date for filing our reply to this appeal.  Our reply is being prepared and will be timely filed.  At this time, we continue to believe that the EPO decision will be upheld on appeal, though we cannot make any assurances of this result.

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

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the “JPO”) for our Japan Patent No. 3992929 (the “JP ‘929 patent”), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan (“SEL”).  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

The JPO set a due date of July 15, 2010 for us to file our response to the evidence and arguments submitted with the request for the Invalidation Trial.  Our response was timely filed.  At this time, we cannot make any prediction as to the probable outcome of the Invalidation Trial.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of Notices of Invalidation Trials from the JPO for our Japan Patent Nos. 4357781 (the “JP ‘781 patent”) and 4358168 (the “JP ‘168 patent”), which were both issued on August 14, 2009.  The requests for these two Invalidation Trials were also filed by SEL.  The JP ‘781 and ‘168 patents are Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

The JPO set a due date of August 18, 2010 for us to file our response to the evidence and arguments submitted with the requests for the Invalidation Trials.  In response to our request, the JPO Board of Appeals granted a 30-day extension of time for filing our replies, thus setting a new due date of September 17, 2010. At this time, we cannot make any prediction as to the probable outcome of the Invalidation Trials.  However, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will both be declared valid, and that all or a significant portion of their claims will be upheld.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the “EP ‘270 patent”).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to our PHOLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO has set October 4, 2010 as the extendible due date for us to file our response to the oppositions.  At this time, we cannot make any prediction as to the probable outcome of the oppositions, which have been combined by the EPO into a single opposition proceeding.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Shares

During the quarter ended June 30, 2010, we issued 315,461 unregistered shares of our common stock to PPG Industries, Inc. upon the exercise of outstanding warrants. The warrants had an exercise price of $10.39 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended June 30, 2010, we acquired 719 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the quarter ended June 30, 2010.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	n/a	--
May 1 – May 31	362	15.49	n/a	--
June 1 – June 30	357	17.17	n/a	--
Total	719	$16.32	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

3.1*	Amended and Restated Articles of Incorporation of the registrant.

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: August 9, 2010	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer