Form 10-Q
period 2010-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2010-11-04
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of November 1, 2010, the registrant had outstanding 38,522,792 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,202,740	$22,701,126
Short-term investments	56,804,462	41,172,955
Accounts receivable	4,696,340	3,344,255
Other current assets	624,180	411,240

Total current assets	70,327,722	67,629,576
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$16,991,110 and $15,788,490	9,938,093	11,048,763
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$16,950,718 and $15,716,446	—	1,234,272
OTHER ASSETS	266,111	227,276

TOTAL ASSETS	$80,531,926	$80,139,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,597,514	$1,275,695
Accrued expenses	5,738,504	5,238,870
Deferred license fees	4,028,486	6,047,467
Deferred revenue	343,959	1,403,927
Stock warrant liability	8,951,791	—

Total current liabilities	20,660,254	13,965,959
DEFERRED LICENSE FEES	2,940,479	2,826,237
STOCK WARRANT LIABILITY	—	3,720,165
RETIREMENT PLAN BENEFIT LIABILITY	6,002,998	—

Total liabilities	29,603,731	20,512,361

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 100,000,000 and 50,000,000 shares authorized, 38,315,153 and 36,818,440 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	383,152	368,184
Additional paid-in capital	267,554,133	256,340,530
Accumulated deficit	(211,709,701)	(197,108,705)
Accumulated other comprehensive (loss) income	(5,301,389)	25,517

Total shareholders’ equity	50,928,195	59,627,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,531,926	$80,139,887

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
REVENUE:
Commercial revenue	$2,836,587	$1,621,416
Developmental revenue	4,219,274	3,523,977

Total revenue	7,055,861	5,145,393

OPERATING EXPENSES:
Cost of chemicals sold	1,258,435	277,218
Research and development	4,831,299	4,938,705
Selling, general and administrative	3,452,815	2,656,005
Patent costs	1,177,383	955,119
Royalty and license expense	218,474	111,122

Total operating expenses	10,938,406	8,938,169

Operating loss	(3,882,545)	(3,792,776)
INTEREST INCOME	64,373	121,927
INTEREST EXPENSE	(5,957)	(386)
LOSS ON STOCK WARRANT LIABILITY	(3,362,441)	(1,001,612)

NET LOSS	$(7,186,570)	$(4,672,847)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.19)	$(0.13)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	37,741,107	36,481,603

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
REVENUE:
Commercial revenue	$6,618,626	$4,229,609
Developmental revenue	13,130,714	6,705,996

Total revenue	19,749,340	10,935,605

OPERATING EXPENSES:
Cost of chemicals sold	2,736,637	766,396
Research and development	13,999,438	15,482,462
Selling, general and administrative	9,719,643	7,994,021
Patent costs	2,802,549	2,510,379
Royalty and license expense	507,094	279,484

Total operating expenses	29,765,361	27,032,742

Operating loss	(10,016,021)	(16,097,137)
INTEREST INCOME	201,153	563,920
INTEREST EXPENSE	(18,664)	(3,327)
LOSS ON STOCK WARRANT LIABILITY	(5,231,626)	(1,121,080)

LOSS BEFORE INCOME TAX BENEFIT	(15,065,158)	(16,657,624)

INCOME TAX BENEFIT	464,162	—

NET LOSS	$(14,600,996)	$(16,657,624)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.39)	$(0.46)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	37,380,190	36,388,939

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,600,996)	$(16,657,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred license fees and deferred revenue	(3,653,330)	(3,342,522)
Depreciation	1,329,279	1,552,826
Amortization of intangibles	1,234,272	1,271,304
Amortization of premium and discount on investments, net	(121,891)	(356,571)
Stock-based employee compensation	1,902,701	1,420,170
Stock-based non-employee compensation	43,308	7,011
Non-cash expense under a materials agreement	896,184	851,587
Stock-based compensation to Board of Directors and Scientific Advisory Board	660,983	321,300
Loss on stock warrant liability	5,231,626	1,121,080
(Increase) decrease in assets:
Accounts receivable	(1,352,085)	564,099
Other current assets	(212,940)	(80,062)
Other assets	(38,835)	(167,986)
Increase in liabilities:
Accounts payable and accrued expenses	2,335,190	1,396,958
Deferred license fees	634,545	—
Deferred revenue	54,078	266,667
Retirement plan benefit liability	684,164	—

Net cash used in operating activities	(4,973,747)	(11,831,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(218,609)	(202,739)
Purchase of short-term investments	(71,972,672)	(57,674,990)
Proceeds from sale of short-term investments	56,454,984	51,700,000

Net cash used in investing activities	(15,736,297)	(6,177,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	191,618	52,887
Proceeds from the exercise of common stock options and warrants	7,167,562	1,102,335
Payment of withholding taxes related to stock-based employee compensation	(1,147,522)	(858,526)

Net cash provided by financing activities	6,211,658	296,696

DECREASE IN CASH AND CASH EQUIVALENTS	(14,498,386)	(17,712,796)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,701,126	28,321,581

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,202,740	$10,608,785

The following non-cash activities occurred:

Unrealized (loss) gain on available-for-sale securities	$(8,072)	$48,922
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	314,181	309,802
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	929,552	827,275
Common stock issued for royalties that was earned in a previous period	81,273	81,954

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

In April 2010, the FASB issued guidance allowing the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in annual reporting periods, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The Company does not expect this guidance to have a material impact on its results of operations or financial position.

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining marketable securities as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Short-term investments at September 30, 2010 and December 31, 2009 consisted of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

September 30, 2010 –
Certificates of deposit	$6,677,796	$400	$(5,936)	$6,672,260
Corporate bonds	29,932,741	18,672	(1,483)	29,949,930
U.S. Government bonds	20,176,480	8,068	(2,276)	20,182,272
	$56,787,017	$27,140	$(9,695)	$56,804,462

December 31, 2009 –
Certificates of deposit	$8,688,457	$1,633	$(7,245)	$8,682,845
U.S. Government bonds	32,458,981	31,140	(11)	32,490,110
	$41,147,438	$32,773	$(7,256)	$41,172,955

All short-term investments held at September 30, 2010 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$2,251,919	$2,251,919	$—	$—
Investments	56,804,462	56,804,462	—	—
Stock warrant liability	8,951,791	—	—	8,951,791

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$14,200,795	$14,200,795	$—	$—
Investments	41,172,955	41,172,955	—	—
Stock warrant liability	3,720,165	—	—	3,720,165

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended September 30, which has been classified in Level 3 in the fair value hierarchy:

	2010	2009

Fair value of stock warrant liability, beginning of period	$5,589,350	$2,808,578
Unrealized loss for period	3,362,441	1,001,612
Fair value of stock warrant liability, end of period	$8,951,791	$3,810,190

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the nine months ended September 30, which has been classified in Level 3 in the fair value hierarchy:

	2010	2009

Fair value of stock warrant liability, beginning of period	$3,720,165	$—
Cumulative effect of reclassification of stock warrant liability under Accounting Standards Codification (“ASC”) 815	—	2,689,110
Unrealized loss for period	5,231,626	1,121,080
Fair value of stock warrant liability, end of period	$8,951,791	$3,810,190

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at September 30:

	2010	2009
Contractual life (years)	0.9	0.38-1.89
Expected volatility	54.6%	60.03-76.57%
Risk-free interest rate	0.2%	0.18-0.95%
Annual dividend yield	—	—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through September 30, 2010, the Company incurred $1,214,705 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $136,613 and $64,986 for the three months ended September 30, 2010 and 2009, respectively, and $318,245 and $160,116 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company issued 41,978 and 91,392 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the nine months ended September 30, 2010 and 2009, respectively. For a portion of these shares, the Company recorded expense of $269,288 for the three months ended September 30, 2009.  For these shares, the Company recorded expense of $500,757 and $851,589 for the nine months ended September 30, 2010 and 2009, respectively.

On October 15, 2010, the Company issued an additional 19,126 shares of its common stock to PPG Industries, based on final accounting for actual costs incurred by PPG Industries during the six months ended September 30, 2010. Accordingly, the Company accrued $395,427 of additional expense as of September 30, 2010, of which $338,961was recorded for the three months ended September 30, 2010.

During the three months ended September 30, 2010 and 2009, the Company recorded expense of $775,059 and $566,353, respectively, for the cash portion of the reimbursement.  For the nine months ended September 30, 2010 and 2009, the Company recorded expense of $1,606,621 and $1,906,045, respectively, for the cash portion of the reimbursement.

7.	SHAREHOLDERS’ EQUITY

	Series A						Accumulated
	Nonconvertible				Additional		Other	Total
	Preferred Stock		Common Stock (A)		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, JANUARY 1, 2010	200,000	$2,000	36,818,440	$368,184	$256,340,530	$(197,108,705)	$25,517	$59,627,526
Net loss	—	—	—	—	—	(14,600,996)	—	(14,600,996)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8,072)	(8,072)
Initial prior service cost for retirement plan	—	—	—	—	—	—	(5,611,079)	(5,611,079)
Amortization of prior service cost for retirement plan	—	—	—	—	—	—	292,245	292,245
Comprehensive loss								(19,927,902)
Exercise of common stock options and warrants, net	—	—	732,487	7,325	7,160,237	—	—	7,167,562
Stock-based employee compensation, net of shares withheld for taxes (B)	—	—	641,480	6,415	2,262,474	—	—	2,268,889
Stock-based non-employee compensation	—	—	335	3	43,305	—	—	43,308
Issuance of common stock to Board of Directors and Scientific Advisory Board (C)	—	—	56,190	562	974,602	—	—	975,164
Issuance of common stock in connection with materials and license agreements (D)	—	—	49,178	492	581,538	—	—	582,030
Issuance of common stock under an Employee Stock Purchase Plan	—	—	17,043	171	191,447	—	—	191,618

BALANCE, SEPTEMBER 30, 2010	200,000	$2,000	38,315,153	$383,152	$267,554,133	$(211,709,701)	$(5,301,389)	$50,928,195

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (the “1995 Plan”), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through September 30, 2010, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.

During the nine months ended September 30, 2010, the Company did not grant any options to employees. The Company recorded as compensation expense related to the vesting of all employee stock options an expense of zero and $28,649 for the three months ended September 30, 2010 and 2009, respectively, and an expense of $30,497 and $70,619 for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, the Company granted to a non-employee options to purchase 10,000 shares of the Company’s common stock, which options have since been exercised. These stock options vested immediately and had exercise prices of $8.56 and $9.44. The fair value of the options granted was $38,366, which was charged to research and development expense for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company granted 607,069 shares of restricted stock awards and restricted stock units to employees.  The shares associated with these restricted stock awards and restricted stock units had a fair value of $7,877,623 on the date of grant and will vest in equal increments annually over two to five years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense related to the vesting of restricted stock awards and restricted stock units previously granted to employees.  These expenses were charged to general and administrative expense in amounts of $577,609 and $252,420, and to research and development expense in amounts of $112,474 and $113,745, for the three months ended September 30, 2010 and 2009, respectively, and $1,444,707 and $743,901 to general and administrative expense, and $344,863 and $348,752 to research and development expense, for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, the Company also granted to employees 1,459 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued to employees, the Company recorded charges to research and development expense of zero and $6,917 for the three months ended September 30, 2010 and 2009, respectively, and $21,735 and $34,677 for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, the Company granted to non-employees 335 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued to non-employees, the Company recorded charges to research and development expense of zero and $493 for the three months ended September 30, 2010 and 2009, respectively, and $4,942 and $2,983 for the nine months ended September 30, 2010 and 2009, respectively.

In connection with all common stock issued to employees for the nine months ended September 30, 2010, 80,569 shares of common stock with a fair value of $1,147,522 were withheld in satisfaction of tax withholding obligations.

For the nine months ended September 30, 2010, the Company issued 17,280 shares of common stock to members of its Board of Directors as partial compensation for services performed.  For the fair value of shares issued to its Board of Directors, the Company recorded charges to general and administrative expense of $67,631 and $49,025 for the three months ended September 30, 2010 and 2009, respectively, and $202,892 and $147,075 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, the Company granted a total of 16,936 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded charges to research and development expense for the vesting of all restricted stock awards to its Scientific Advisory Board of $208,687 and $95,763 for the three months ended September 30, 2010 and 2009, respectively, and $458,091 and $174,224 for the nine months ended September 30, 2010 and 2009, respectively.

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

For the nine months ended September 30, 2010, the Company issued 17,043 shares of its common stock under the ESPP, resulting in proceeds of $191,618.  The Company recorded expenses of $6,783 and $6,793 to general and administrative expense and $14,132 and $10,448 to research and development expense related to the ESPP for the three months ended September 30, 2010 and 2009, respectively, which expenses equal the amount of the discount and the value of the look-back feature.  The Company recorded expenses of $20,887 and $6,793 to general and administrative expense and $40,011 and $10,448 to research and development expense related to the ESPP for the nine months ended September 30, 2010 and 2009, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the impact of unvested restricted stock awards and restricted stock units and shares to be issued under the ESPP.  For the nine months ended September 30, 2010 and 2009, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 3,777,027 and 4,406,520, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

9.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (the “SERP”), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of September 30, 2010 there were five participants in the SERP.

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

In connection with the initiation of the SERP, the Company recorded cost related to prior service of $5,611,079 as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized over the next three months and for full-year 2011 is $146,122 and $584,488, respectively.

The components of net periodic pension cost were as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Service cost	$110,613	$221,226
Interest cost	85,347	170,694
Amortization of prior service cost	146,122	292,244
Total net periodic benefit cost	$342,082	$684,164

Assumptions used to determine the net periodic pension cost were as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Discount rate	6.13%	6.13%
Rate of compensation increases	3.5%	3.5%

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows:

Year	Projected Benefits
2010	$--
2011	--
2012	195,000
2013	467,000
2014	467,000
2015-2019	3,649,000

10.	COMMITMENTS AND CONTINGENCIES

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

The Company is required under a license agreement with Motorola to pay royalties to Motorola based on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.  All royalty payments are payable, at the Company’s discretion, in either all cash or up to 50% in shares of the Company’s common stock and the remainder in cash.  The number of shares of common stock used to pay the stock portion of the royalty payment is calculated by dividing the amount to be paid in stock by the average daily closing price per share of the Company’s common stock over the 10 trading days ending two business days prior to the date the stock is issued. The Company accrued royalty expense in connection with this agreement of $79,361 and $43,636 for the three months ended September 30, 2010 and 2009, respectively, and $181,349 and $111,868 for the nine months ended September 30, 2010 and 2009, respectively.

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”), which was acquired in 2007 by Sumitomo Chemical Company (“Sumitomo”), filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”).  The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073.  These patents relate to the Company’s FOLED® flexible OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

CDT filed an appeal to the EPO decision on January 25, 2010.  CDT timely filed its grounds for the appeal with the EPO on or about April 1, 2010.  The EPO set August 12, 2010 as the due date for filing the Company’s reply to this appeal.  The Company’s reply was timely filed.

At this time, based on its current knowledge, Company management believes that the EPO decision will be upheld on appeal. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to the Company’s UniversalPHOLED® phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

On August 24, 2010, the JPO issued a Notice for an Oral Hearing, which has now been set for November 2010.  A written statement was submitted on about October 12, 2010 addressing points that are expected to be raised by the JPO at the Oral Hearing.

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

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the extendible due date for us to file our response.  The Company elected to take a two-month extension and is currently preparing to file its response in a timely manner.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the “JP ‘781 patent”) and 4358168 (the “JP ‘168 patent”), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  Under its license agreement with Princeton, the Company is also required to pay all legal costs and fees associated with these two proceedings.

The JPO set a due date of August 18, 2010 for the Company to file its response to the evidence and arguments submitted with the requests for the Invalidation Trials.  The Company requested and the JPO Board of Appeals granted a 30-day extension for the Company to file its response, which was timely filed.

At this time, Company management cannot make any prediction as to the probable outcome of the Invalidation Trials.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will both be declared valid, and that all or a significant portion of their claims will be upheld.

11.	CONCENTRATION OF RISK

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,288,745 and $1,125,069 for the three months ended September 30, 2010 and 2009, respectively, and $3,662,284 and $2,928,880 for the nine months ended September 30, 2010 and 2009, respectively, has been derived from contracts with United States government agencies. Revenues derived from contracts with government agencies represented 18% and 22% of consolidated revenue for the three months ended September 30, 2010 and 2009, respectively, and 19% and 27% of consolidated revenue for the nine months ended September 30, 2010 and 2009, respectively.

Two non-government customers accounted for approximately 60% and two other non-government customers accounted for approximately 56% of consolidated revenue for the three months ended September 30, 2010 and 2009, respectively.  Three non-government customers accounted for approximately 62% and two non-government customers accounted for approximately 45% of consolidated revenue for the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable from these customers were $2,284,300 at September 30, 2010. The agreement with one of these customers, who accounted for 40% and 30% of consolidated revenue for the three and nine months ended September 30, 2010, respectively, was extended through December 31, 2010. As of the date of this filing, the Company is continuing to negotiate with this customer on the terms of a new business arrangement.

Revenues from outside of North America represented 81% and 76% of consolidated revenue for the three months ended September 30, 2010 and 2009, respectively, and 80% and 71% of consolidated revenue for the nine months ended September 30, 2010 and 2009, respectively.

All chemical materials sold by the Company were purchased from one supplier.  See Note 6.

12.	INCOME TAXES

During the nine months ended September 30, 2010, the Company sold approximately $3.8 million of its state-related income tax net operating losses (NOLs) and $194,088 of its research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  The Company received proceeds of $464,162 from these sales and recorded these proceeds as an income tax benefit.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, as supplemented by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display and solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials. Our revenues are generated through contract research, sales of development and commercial chemicals, technology development and evaluation agreements and license fees and royalties. Over time, we anticipate that revenues from licensing our intellectual property will become a more significant part of our revenue stream.

While we have made significant progress over the past few years developing and commercializing our PHOLED and other OLED technologies and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $211,709,701 as of September 30, 2010.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation activities;

•	the timing and volume of sales of our OLED materials for both commercial usage and evaluation purposes;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had an operating loss of $3,882,545 for the three months ended September 30, 2010, compared to an operating loss of $3,792,776 for the three months ended September 30, 2009. The operating loss remained relatively consistent over these corresponding periods, however there was:

•	an increase in operating expenses of $2,000,237; offset by

•	an increase in revenue of $1,910,468.

We had a net loss of $7,186,570 (or $0.19 per basic and diluted share) for the three months ended September 30, 2010, compared to a net loss of $4,672,847 (or $0.13 per basic and diluted share) for the three months ended September 30, 2009. The increase in net loss was primarily due to an increase in loss on stock warrant liability of $2,360,829.

Our revenues were $7,055,861 for the three months ended September 30, 2010, compared to $5,145,393 for the three months ended September 30, 2009.

Commercial revenue increased to $2,836,587 for the three months ended September 30, 2010, compared to $1,621,416 for the three months ended September 30, 2009.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $834,400 in commercial chemical revenue; and

•	an increase of $408,299 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD Co., Ltd. (“Samsung SMD”).
We cannot accurately predict how long our material sales to particular customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

In July 2010, we entered into an amendment to our patent license agreement with Samsung SMD.  The amendment extended the term of this agreement for three months, through September 30, 2010.  In October 2010, we entered into another amendment extending the term of the agreement through December 31, 2010.  As of the date of this filing, we are continuing to negotiate with Samsung SMD on the terms of a new business arrangement.

Developmental revenue increased to $4,219,274 for the three months ended September 30, 2010, compared to $3,523,977 for the three months ended September 30, 2009.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.  The increase in developmental revenue was primarily due to:

•	an increase of $2,049,145 in development chemical revenue, due mostly to increased purchases of development chemicals by customers that are preparing for commercial production; offset by

•
a decrease of $1,517,524 in technology development revenue, resulting primarily from the recognition of $1,500,000 of revenue previously deferred as a result of the dissolution of  Kyocera Corporation’s (“Kyocera”) OLED subsidiary in the third quarter of 2009, for which no corresponding revenue was recognized in the third quarter of 2010.

Cost of chemicals sold increased to $1,258,435 for the three months ended September 30, 2010, compared to $277,218 for the three months ended September 30, 2009, due to the aforementioned increase in chemical sales.

Selling, general and administrative expenses were $3,452,815 for the three months ended September 30, 2010, compared to $2,656,005 for the three months ended September 30, 2009. The increase was mainly due to:

•	increased employee costs of $419,218, due mainly to stock compensation to certain executive officers; and

•
expenses of $342,082 related to net periodic benefit costs of the Universal Display Corporation Supplemental Executive Retirement Plan (“SERP”) for certain executive officers, which was implemented in 2010.

Interest income decreased to $64,373 for the three months ended September 30, 2010, compared to $121,927 for the three months ended September 30, 2009.  The decrease was mainly attributable to decreased rates of return on investments during three months ended September 30, 2010, compared to rates of return during the same period in 2009.  Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At September 30, 2010, we had outstanding warrants to purchase 744,452 shares of common stock, which warrants contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $3,362,441 non-cash loss on our statement of operations for the three months ended September 30, 2010, compared to a $1,001,612 non-cash loss for the three months ended September 30, 2009.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are either exercised or expire in August 2011.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We had an operating loss of $10,016,021 for the nine months ended September 30, 2010, compared to an operating loss of $16,097,137 for the nine months ended September 30, 2009. The decrease in operating loss was due to:

•	an increase in revenue of $8,813,735; offset by

•	an increase in operating expenses of $2,732,619.

We had a net loss of $14,600,996 (or $0.39 per basic and diluted share) for the nine months ended September 30, 2010, compared to a net loss of $16,657,624 (or $0.46 per basic and diluted share) for the nine months ended September 30, 2009. The decrease in net loss was primarily due to:

•	a decrease in operating loss of $6,081,116; and

•	an income tax benefit of $464,162; offset by

•	an increased loss on stock warrant liability of $4,110,546; and

•	a decrease in interest income of $362,767.

Our revenues were $19,749,340 for the nine months ended September 30, 2010, compared to $10,935,605 for the nine months ended September 30, 2009.

Commercial revenue increased to $6,618,626 for the nine months ended September 30, 2010, compared to $4,229,609 for the nine months ended September 30, 2009.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $1,148,205 in commercial chemical revenue; and

•	an increase of $1,029,561 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD.

We cannot accurately predict how long our material sales to particular customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

In July 2010, we entered into an amendment to our patent license agreement with Samsung SMD.  The amendment extended the term of this agreement for three months, through September 30, 2010.  In October 2010, we entered into another amendment extending the term of the agreement through December 31, 2010.  As of the date of this filing, we are continuing to negotiate with Samsung SMD on the terms of a new business arrangement.

Developmental revenue increased to $13,130,714 for the nine months ended September 30, 2010, compared to $6,705,996 for the nine months ended September 30, 2009.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue. The increase in developmental revenue was primarily due to an increase of $5,065,839 in development chemical revenue, largely due to increased purchases of development chemicals by customers who are preparing for commercial production.

Cost of chemicals sold increased to $2,736,637 for the nine months ended September 30, 2010, compared to $766,396 for the nine months ended September 30, 2009, based on the aforementioned increase in chemical sales.

We incurred research and development expenses of $13,999,438 for the nine months ended September 30, 2010, compared to $15,482,462 for the nine months ended September 30, 2009. The decrease was primarily due to decreased costs of $1,644,226 incurred under our agreement with PPG Industries.

Selling, general and administrative expenses were $9,719,643 for the nine months ended September 30, 2010, compared to $7,994,021 for the nine months ended September 30, 2009. The increase was mainly due to:

•	increased employee costs of $1,021,678, due primarily to increased salaries and stock compensation to certain executive officers; and

•	expenses of $684,163 related to net periodic benefit costs of the SERP for certain executive officers, the SERP having been implemented in 2010.

Interest income decreased to $201,153 for the nine months ended September 30, 2010, compared to $563,920 for the nine months ended September 30, 2009.  The decrease was mainly attributable to decreased rates of return on investments during the nine months ended September 30, 2010, compared to rates of return during the same period in 2009. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At September 30, 2010, we had outstanding warrants to purchase 744,452 shares of common stock, which contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants as well as the expiration of warrants with a similar provision during the period resulted in a $5,231,626 non-cash loss on our statement of operations for the nine months ended September 30, 2010, compared to a $1,121,080 non-cash loss for the nine months ended September 30, 2009.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are either exercised or expire in August 2011.

During the nine months ended September 30, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  In past years, we completed our sales of state-related tax NOLs during the fourth quarter of the year.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $8,202,740 and short-term investments of $56,804,462, for a total of $65,007,202. This compares to cash and cash equivalents of $22,701,126 and short-term investments of $41,172,955, for a total of $63,874,081, as of December 31, 2009. The increase in cash and cash equivalents and short-term investments of $1,133,121 was primarily due to the receipt of proceeds from the exercise of options and warrants, offset by cash used in operations and the payment of withholding taxes related to stock-based employee compensation.

Cash used in operating activities was $4,973,747 for the nine months ended September 30, 2010, compared to $11,831,763 for the same period in 2009. The decrease in cash used in operating activities was mainly due to the following:

•	a decrease in net loss of $6,733,575, which amount excludes the impact of non-cash items;

•	the impact of the timing of payment of accounts payable and accrued expenses of $938,232; and

•	the impact of the SERP of $684,164; offset by

•	the impact of the timing of receipt of accounts receivable of $1,916,184.

Cash used in investing activities was $15,736,297 for the nine months ended September 30, 2010, compared to $6,177,729 for the same period in 2009. The increase was mainly due to more investments purchased during the first nine months of 2010, compared to investments purchased during the same period in 2009.

Cash provided by financing activities was $6,211,658 for the nine months ended September 30, 2010, compared to $296,696 for the same period in 2009. For the nine months ended September 30, 2010, we received proceeds of $7,167,562 from the exercise of options and warrants to purchase shares of our common stock and $191,618 in proceeds related to our ESPP, compared to proceeds of $1,102,335 from the exercise of options and warrants to purchase shares of our common stock and $52,887 in proceeds related to our ESPP for the same period in 2009. These amounts were offset by the payment of $1,147,522 in withholding taxes related to stock-based compensation during the nine months ended September 30, 2010, compared to $858,526 used for the payment of withholding taxes for the same period in 2009.

Working capital was $49,667,468 as of September 30, 2010, which included a stock warrant liability of $8,951,791 compared to $53,663,617 as of December 31, 2009.  The stock warrant liability will either expire or be exercised by August 2011, resulting in no cash outlay from the Company. Working capital, excluding the stock warrant liability, was $58,619,259 as of September 30, 2010.  The increase in working capital, excluding the stock warrant liability, was mainly due to increased cash, cash equivalents and investments, an increase in accounts receivable and a reduction of the current portion of deferred license fees and deferred revenues as of September 30, 2010, as compared to December 31, 2009. We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months.

We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of outstanding warrants and options. It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain, maintain and enforce patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all, particularly in the current economic environment.

Critical Accounting Policies

Retirement Plan

We have recorded a significant retirement plan benefit liability that is developed from actuarial valuations. The determination of our retirement plan benefit liability requires key assumptions regarding discount rates, as well as rates of compensation increases, retirement dates and life expectancies used to determine the present value of future benefit payments. We determine these assumptions in consultation with, and after input from, our actuaries and considering our experience and expectations for the future.  Actual results for a given period will often differ from assumed amounts because of economic and other factors.

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plans using the Citigroup Above-Median Pension Discount Curve (the “Curve”). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 6.13% at April 1, 2010. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $16,000.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of our other critical accounting policies.

Contractual Obligations

As of September 30, 2010, we had the following estimated future benefit payments related to the SERP:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$19,093,250	$—	$545,250	$934,000	$17,614,000

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of our other contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, for a discussion of off-balance sheet arrangements.  As of September 30, 2010, we had no off-balance sheet arrangements.

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

We record as a liability the fair value of warrants to purchase 744,452 shares of our common stock.  The fair value of the stock warrant liability is determined using the Black-Scholes option valuation model, and is therefore sensitive to changes in our stock price and volatility of our common stock.  Our primary market risk exposure to the stock warrant liability is to changes in our stock price, which would impact the valuation of the stock warrant liability. Increases in our stock price or the expected volatility of our common stock would increase the fair value of the stock warrant liability and, therefore, result in an additional loss on the statement of operations. Decreases in these items would decrease the fair value of the stock warrant liability and, therefore, result in an additional gain on the statement of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (“CDT”), which was acquired in 2007 by Sumitomo Chemical Company (“Sumitomo”), filed a Notice of Opposition to European Patent No. 0946958 (the “EP ‘958 patent”).  The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073.  These patents relate to our FOLED® flexible OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

CDT filed an appeal to the EPO decision on January 25, 2010.  CDT timely filed its grounds for the appeal with the EPO on or about April 1, 2010.  The EPO set August 12, 2010 as the due date for filing our reply to this appeal.  Our reply was timely filed.

At this time, based on our current knowledge, we believe that the EPO decision will be upheld on appeal. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (“Sumation”), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the “EP ‘238 patent”).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to our UniversalPHOLED® phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

On August 24, 2010, the JPO issued a Notice for an Oral Hearing, which has now been set for November 2010.  A written statement was submitted on about October 12, 2010 addressing points that are expected to be raised by the JPO at the Oral Hearing.

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

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the extendible due date for us to file our response.  We elected to take a two-month extension and are currently preparing to file our response in a timely manner.

At this time, we cannot make any prediction as to the probable outcome of the oppositions.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the “JP ‘781 patent”) and 4358168 (the “JP ‘168 patent”), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  Under our license agreement with Princeton, we are also required to pay all legal costs and fees associated with these two proceedings.

The JPO set a due date of August 18, 2010 for us to file our response to the evidence and arguments submitted with the requests for the Invalidation Trials.  We requested and the JPO Board of Appeals granted a 30-day extension for us to file our response, which was timely filed.

At this time, we cannot make any prediction as to the probable outcome of the Invalidation Trials.  However, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will both be declared valid, and that all or a significant portion of their claims will be upheld.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended September 30, 2010, we acquired 813 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the quarter ended September 30, 2010.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	813	$18.54	n/a	--
August 1 – August 31	—	—	n/a	--
September 1 – September 30	—	—	n/a	--
Total	813	$18.54	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*	Amendment No. 2 to the Commercial Supply Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of July 12, 2010.

10.2*	Amendment No. 4 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of July 23, 2010.

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: November 4, 2010	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer