Form 10-K
period 2010-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2011-03-16
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X    No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2010, was $493,450,726.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of March 9, 2011, the registrant had outstanding 39,451,472 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2011, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	38
ITEM 11.	EXECUTIVE COMPENSATION	38
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	38
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	39

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	39

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

As you read and consider this report, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further under Item 1A below (Risk Factors), including:

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to organic light emitting diode (OLED) technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	successful commercialization of products incorporating our OLED technologies and materials by OLED manufacturers, and their continued willingness to utilize our OLED technologies and materials;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	our ability to compete against third parties with resources greater than ours;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental OLED patents;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non patented intellectual property;

•	our exposure to and ability to withstand third-party claims and challenges to our patents and other intellectual property rights;

•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;

•	our future capital requirements and our ability to obtain additional financing if and when needed;

•	our future OLED technology licensing and OLED material revenues and results of operations; and

•	general economic and market conditions.

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

Our primary business strategy is to further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, tablets, laptop computers and televisions, and specialty and general lighting products.  In support of this objective, we also develop new OLED materials and sell materials to those product manufacturers.  Through our internal research and development efforts and our relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries), we have established a significant portfolio of proprietary OLED technologies and materials.  We currently own, exclusively license or have the sole right to sublicense more than 1,000 patents issued and pending worldwide.

We sell our proprietary OLED materials to customers for evaluation and use in commercial OLED products.  We also enter into agreements with manufacturers of OLED display and lighting products under which we grant them licenses to practice under our patents and to use our proprietary know-how.  At the same time, we work with these and other companies who are evaluating our OLED technologies and materials for possible use in commercial OLED display and lighting products.

Market Overview

The Flat Panel Display Market

Flat panel displays are essential for a wide variety of portable consumer electronics products, such as cell phones, portable media devices, digital cameras, tablets and laptop computers.  Due to their narrow profile and light weight, flat panel displays have also become the display of choice for larger product applications, such as desktop computer monitors and televisions.

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

Based on these characteristics, product manufacturers are adopting small-area OLED displays for use in portable electronic devices, such as cell phones, portable media devices and tablets.  Manufacturers are also working to develop OLED displays for use in larger applications, such as computer monitors and televisions.  We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

In addition, due to the inherent transparency of organic materials and through the use of transparent electrode technology, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays. Organic materials also make technically possible the development of flexible displays for use in an entirely new set of product applications.  Such applications include display devices that can be conformed to certain shapes or even rolled up for storage.

The Solid-State Lighting Market

Traditional incandescent light bulbs are inefficient because they convert only about 5% of the energy they consume into visible light, with the rest emerging as heat.  Fluorescent lamps use excited gases, or plasmas, to achieve a higher energy conversion efficiency of about 20%.  However, the color rendering index, or CRI, of most fluorescent lamps – in other words, the quality of their color compared to an ideal light source – is inferior to that of an incandescent bulb.  Fluorescent lamps also pose environmental concerns because they typically contain mercury.

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

OLEDs, on the other hand, are larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs.  OLEDs can be built on any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume.  Given these characteristics, product manufacturers are working to develop OLEDs for diffuse specialty lighting applications and ultimately general illumination.  If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps, as well as for new applications that take advantage of the OLED form factor.

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

Technology Leadership. We are a recognized technology leader in the OLED industry. We and our research partners pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times as efficient as traditional fluorescent OLEDs and significantly more efficient than current backlit LCDs. We believe that our phosphorescent OLED technologies are well-suited for industry usage in the commercial production of OLED displays and lighting products. Through our relationships with companies such as PPG Industries and our academic partners, we have also developed other important OLED technologies, as well as novel OLED materials that we believe will facilitate the adoption of our various OLED technologies by product manufacturers.

Relationships with Leading Product Manufacturers. We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED technologies and materials for use in commercial products. In 2010, Samsung Mobile Display Co., Ltd. (Samsung SMD), LG Display Co., Ltd. (LG Display) and Tohoku Pioneer Corporation (Tohoku Pioneer) purchased our proprietary OLED materials for use in commercial OLED display products.  In February 2011, we entered into a collaborative arrangement with Moser Baer Technologies, Inc. (Moser Baer) to support its development and manufacture of OLED lighting products.  Previously, we entered into license agreements with Showa

Denko K.K. (Showa Denko) for its manufacture of OLED lighting products by solution processing methods (2009), Konica Minolta for its manufacture of OLED lighting products (2008), Samsung SMD for its manufacture of active matrix OLED (AMOLED) display products (2005), and DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us (2002). We also licensed one of our ink-jet printing patents and certain related patent filings to Seiko Epson Corporation (Seiko Epson) in 2006. We continue to work with many product manufacturers that are evaluating our OLED technologies and materials for use in commercial OLED displays and lighting products, including AU Optronics Corporation (AU Optronics) and Sony Corporation (Sony).

Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with world-class partners such as Princeton, USC, Michigan, Motorola and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 1,000 patents issued and pending worldwide. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

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

Established U.S. Government Contracts to Fund Research and Development. In 2010, we started or continued working under 17 research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Energy. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

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

Enhance Our Existing Portfolio of PHOLED Technologies and Materials. We believe that a strong portfolio of proprietary OLED technologies and materials for both displays and lighting products is critical to our success. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with academic and other research partners, and other strategic opportunities. One of our primary goals is to develop new and improved phosphorescent OLED technologies and materials with increased efficiencies, enhanced color gamut and extended lifetimes, which are compatible with different manufacturing methods, so that they can be used by various manufacturers in a broad array of OLED display and lighting products.

Develop Next-Generation Organic Technologies. We continue to conduct research and development activities relating to next-generation OLED technologies for both displays and lighting products. Our current research and development initiatives involve flexible OLED displays, transparent or top-emitting OLED displays and thin-film encapsulation for OLEDs. We also are funding research by our academic partners on the use of organic thin-film technology in other applications. Our focus on next-generation technologies is designed to enable us to maintain our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

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

Most manufacturers of flat panel displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located in foreign countries, particularly the Asia-Pacific region.  Consequently, we receive a majority of our revenues from external customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers.  In particular, two of our key customers located in the Asia-Pacific region, Samsung SMD and LG Display, collectively accounted for 58% of our consolidated revenues for 2010. Substantially all revenue derived from these customers is denominated in U.S. dollars.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED phosphorescent OLED technologies and materials for both displays and lighting products.  We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, blue and white OLED devices. In 2010, we continued our commercial supply relationships with companies such as Samsung SMD and LG Display to use our PHOLED materials for their manufacture of OLED displays.  In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.

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

OVPD™ Organic Vapor Phase Deposition. The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a vacuum thermal evaporation, or VTE, process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED is based on OVPD. In contrast to the VTE process, the OVPD process utilizes a carrier gas, such as nitrogen, in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process through more efficient materials utilization and enhanced deposition control. We have partnered with Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify equipment for the fabrication of OLED displays utilizing the OVPD process.

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

Samsung SMD. We have been working with Samsung SMD and providing our next generation PHOLED materials to Samsung SMD for evaluation since 2001.  In 2005, we entered into a patent license agreement with Samsung SMD, the term of which originally ran through June 30, 2010, and which has since been extended through March 31, 2011. Under this agreement, we granted Samsung SMD license rights to make and sell AMOLED displays on glass. We also supply our proprietary PHOLED materials to Samsung SMD for its use in manufacturing these AMOLED display products.  In June 2010, we presented a joint paper with Samsung SMD and Professor Jin Jang of Kyung Hee University in South Korea titled “Power Efficient AMOLED Display with Novel Four Sub-Pixel Architecture and Driving Scheme,” at the Society for Information Display (SID) conference in Seattle, Washington.

LG Display. We have been providing our proprietary PHOLED materials to LG Display for evaluation and we have been supporting LG Display in its OLED product development activities for several years.  In 2007, we entered into an agreement to supply LG Display with our proprietary PHOLED materials for use in AMOLED display products.  This agreement, which was recently extended through June 2011, allows us to recognize commercial chemical sales and license fee revenues from our supply of materials to LG Display.  In January 2010, we published a joint paper with LG Display titled “Wearable 4-in. QVGA full-color-video flexible AMOLEDs for rugged applications,” in the Journal of the Society for Information Display.

AU Optronics. We have a longstanding collaborative relationship with AU Optronics, dating back to 2001.  We are providing our proprietary PHOLED materials to AU Optronics for evaluation and we are working with AU Optronics to help accelerate its introduction of commercial OLED products into the market.  In June 2010 at the SID conference in Seattle, Washington, we presented a joint paper with AU Optronics titled “AMLCD and AMOLEDs: How do they compare for green energy efficiency?”

Sony. We have been supporting Sony in its development of AMOLED display products for many years. We continue to supply our proprietary PHOLED materials to Sony for evaluation.

Chimei Innolux. In 2007, we entered into an agreement to supply our proprietary PHOLED materials and technologies to Chi Mei EL Corporation (CMEL) for use in its manufacture of commercial AMOLED display products.  The term of that agreement continued through the end of 2009, at which time CMEL became part of Chimei Innolux Corporation (CMI). We continue to supply our proprietary PHOLED materials to CMI in support of their OLED development efforts.

Tohoku Pioneer. We have been supplying our proprietary PHOLED materials to Tohoku Pioneer, a subsidiary of Pioneer Corporation (Pioneer), for the commercial production of passive matrix OLED (PMOLED) display products since 2003.  In 2005, we received the grand prize of the 10th annual Advanced Display of the Year award, in the Display Materials and Components category, at FINETECH for the performance of our red emitter combined with a Nippon Steel Chemical Company (NSCC) red host, as built in a Pioneer OLED display.

Moser Baer Technologies. In February 2011, we signed a Memorandum of Agreement with Moser Baer for technology licensing, material supply and technology assistance to support Moser Baer’s initiatives in white OLED lighting.  This follows a program that we announced in 2009 under which we and Moser Baer as our subcontractor were awarded $4,000,000 from the U.S. Department of Energy to design and build the first white OLED lighting pilot manufacturing facility in the United States.

Konica Minolta. We have been supplying our proprietary PHOLED materials to Konica Minolta for evaluation and we have been supporting Konica Minolta in its efforts to develop OLED lighting products for several years.  In 2008, we entered into a technology license agreement with Konica Minolta for its manufacture and sale of OLED lighting products that utilize our phosphorescent and other OLED technologies.

Showa Denko. In 2009, we entered into an agreement with Showa Denko under which we granted Showa Denko license rights to make and sell OLED lighting products manufactured by solution processing methods.

LG Chem. We have been working with and supplying our proprietary PHOLED materials for evaluation to LG Chem, Ltd. (LG Chem) for several years.  LG Chem has publicly exhibited OLED lighting panels that utilize our proprietary PHOLED materials and technology.

Panasonic Electric Works. We have been working with and supplying our proprietary PHOLED materials for evaluation to Panasonic Electric Works Co., Ltd. (PEW) for several years.  We have also supplied our PHOLED materials to

PEW for use in the Japanese National Project for OLEDs.  PEW has publicly exhibited OLED lighting panels that utilize our proprietary PHOLED materials and technology.

NEC Lighting. We have been supplying our proprietary PHOLED materials to NEC Lighting, Ltd. (NEC Lighting) for the manufacture of sample OLED lighting products.  NEC Lighting has publicly exhibited OLED lighting panels that utilize our proprietary PHOLED materials and technology.

Seiko Epson. In 2004, we began conducting joint development work with Seiko Epson on the application of our proprietary PHOLED technologies and materials to ink-jet printing processes used by Seiko Epson.  That arrangement ended in 2009; however, we are continuing to supply our proprietary PHOLED materials to Seiko Epson for evaluation. In addition, we licensed one of our ink-jet printing patents and certain related patent filings to Seiko Epson in 2006.

DuPont Displays. In 2005, we completed work under an agreement with DuPont Displays for the development of novel phosphorescent materials and device structures for solution-processed OLEDs. In 2002, we entered into a cross license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us. As of December 31, 2010, we had not received any royalties from DuPont under that agreement.

Our OLED Materials Supply Business

In support of our OLED licensing business, we supply our proprietary UniversalPHOLED materials to display manufacturers and others. We qualify our materials in OLED devices before shipment in order to ensure that they meet required specifications.  We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms) are typical for the markets in which we operate.  In 2009, our OLED materials business received certification in accordance with ISO 9001:2008 Quality Management Systems standards and guidelines.

PPG Industries

We have maintained a close working relationship with PPG Industries since 2000.  Our current agreement with PPG Industries went into effect in 2006.  Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis.  The term of our agreement with PPG Industries has been extended through December 31, 2012.  We are currently in the process of negotiating a further extension of that agreement.

Our OLED Material Customers

Throughout 2010, we continued supplying our proprietary UniversalPHOLED materials to Samsung SMD for use in its commercial AMOLED display products and for its development efforts. Samsung SMD is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices. Samsung SMD’s customers for these products have included many well-known consumer electronics companies throughout the world.

In 2010, we also supplied our proprietary UniversalPHOLED materials to LG Display for use in its commercial AMOLED display products, and to Tohoku Pioneer for use in its commercial PMOLED display products.  During the year, we supplied our proprietary OLED materials to these and various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2010, including NSCC, Idemitsu Kosan Co., Ltd. (Idemitsu Kosan), LG Chem and SFC Co., Ltd.  All of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2010, 2009 and 2008, we incurred expenses of $21,695,139, $21,122,156 and $19,220,653, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.

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

As of December 31, 2010, we employed a team of 57 research scientists, engineers and laboratory technicians at our Ewing facility. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists.

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

The original three-year term of the 2006 Research Agreement ran through April 2009.  During that three-year period, we paid the universities $2,155,570 for research conducted under the agreement.  In May 2009, we extended the term of the agreement for an additional four years, through April 2013.  As of December 31, 2010, we are obligated to reimburse the universities for up to $5.1 million in actual costs to be incurred for research conducted under the remaining term of the agreement.

In 2005, we entered into a separate sponsored research agreement with Princeton to fund research under the direction of Professor Sigurd Wagner on thin-film encapsulation and fabrication of OLED devices.  This agreement expired at the end of 2010; however, we are in the process of extending it through December 2011. Like our other relationships with Princeton, we have exclusive license rights to all patents arising out of the research.

We entered into a sponsored research agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University in 2004. Under that agreement, we funded a research program under the direction of Professor Ken-Tsung

Wong relating to new OLED materials. We have exclusive rights to all intellectual property developed under that program. The program is currently being extended through February 2012.

We entered into a contract research agreement with the Chitose Institute of Science and Technology of Japan (CIST) in 2004. Under that agreement, we funded a research program headed by Professor Chihaya Adachi relating to high-efficiency OLED materials and devices. We were granted exclusive rights to all intellectual property developed under this program. Our relationship with CIST ended in 2006 when Professor Adachi transferred to Kyushu University.  However, we have continued our relationship with Professor Adachi under a separate consulting arrangement that continues through March 2012.

In 2006 and 2007, we entered into one-year research agreements with Kyung Hee University to sponsor research programs on flexible, amorphous silicon thin-film transistor (TFT) backplane technology.  The programs were directed by Professor Jin Jang.  In 2008 and 2009, we entered into contract research agreements with Silicon Display Technology, Ltd. (SDT), a company founded by Professor Jang.  We continue to maintain a good working relationship with Professor Jang.

Aixtron

In 2000, we entered into a development and license agreement with Aixtron AG of Aachen, Germany to develop and commercialize equipment used in the manufacture of OLEDs using the OVPD process. Under this agreement, we granted Aixtron an exclusive license to produce and sell its equipment for the manufacture of OLEDs and other devices using our proprietary OVPD process. Aixtron is required to pay us royalties on its sales of this equipment. Purchasers of the equipment also must obtain rights to use our proprietary OVPD process to manufacture OLEDs and other devices using the equipment, which they may do through us or Aixtron. If these rights are granted through Aixtron, Aixtron is required to make additional payments to us under our agreement.

Aixtron has reported to us the delivery of six OVPD systems since 2002.  These include two second-generation systems, one of which was sold to the Fraunhofer Institute for Photonic Microsystems in Dresden, Germany in 2007, and the other of which was sold to RiTdisplay Corporation of Taiwan in 2003. We record royalty income from Aixtron’s sales of these various systems in the quarters in which Aixtron notifies us of the sale and the related royalties are due.

U.S. Government-Funded Research

We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies. These include, among others, Small Business Innovation Research (SBIR) Phase I program contracts for the demonstration of technical merit and feasibility, SBIR Phase II program contracts for continued research and development and the fabrication of prototypes, and SBIR Phase III program contracts that are oriented towards commercialization of SBIR research or technology. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton, USC, Michigan, L-3 Communications Corporation — Display Systems (L-3DS), Trident Systems, Inc. (Trident), Armstrong World Industries, Inc. (Armstrong), Acuity Brands, Inc. (Acuity) and LG Display. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency.

Our government-funded programs are concentrated primarily in two areas: flexible OLEDs and OLEDs for lighting. We receive support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL) and the Defense Advanced Research Projects Agency (DARPA), as well as the National Science Foundation (NSF).  The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative.  Several of our key U.S. government program initiatives in 2010 were as follows:

Flexible OLED Display Prototypes. We continued our work during 2010 to develop and deliver next-generation prototype AMOLED displays on flexible metal foil substrates. These include, for example, prototype wrist-mounted communications devices for the U.S. Army and prototype displays for use by Air Force pilots in tactical cockpit settings. The flexible OLED displays utilize amorphous silicon TFT backplanes developed and fabricated by LG Display.  L-3DS and Trident were responsible for designing, building and ruggedizing the prototype devices into which these displays were incorporated.

Technology Development for OLED Lighting. During 2010, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. We received funding from the DOE to continue our development of a ceiling-based white OLED lighting system in conjunction with Armstrong, and to demonstrate a thin, highly-efficient white OLED lighting concept for under-cabinet applications.  In addition, we received funding from the DOE to scale our PHOLED technology for large-area usage and to demonstrate the fabrication of OLED light sources with enhanced outcoupling designs.  In recognition for this work, the DOE again honored us at its annual SSL workshop entitled “Transformations in Lighting” in February 2010.

Novel Encapsulation Technology for OLEDs. Using technology pioneered at Princeton, we have demonstrated the feasibility of a novel encapsulation process based on plasma-enhanced chemical vapor deposition (PECVD).  Flexible encapsulation technology is an important element on the development roadmap for commercialization of flexible OLED displays, and may be a cost-effective solution for high-volume OLED lighting products.  In 2010, we received funding from ARL and NSF to continue working with Princeton to develop this technology for application to flexible OLED displays, and we applied this technology to our prototype flexible OLED devices.  We also received continued funding from the DOE to apply our encapsulation technology to white OLED devices.

U.S. Based Manufacturing of OLEDs for Lighting. In April 2010, we and Moser Baer as our subcontractor were awarded $4,000,000 for a two-year program from the DOE for the creation of a U.S. PHOLED lighting panel manufacturing facility.  Under the program, we will demonstrate the scalability of our proprietary UniversalPHOLED technology and materials for the manufacture of white OLED lighting panels that meet commercial lighting targets.  Moser Baer will design and build the U.S.-based pilot facility.  We will provide technical support to Moser Baer for this work.

Prototype Commercial OLED Lighting System. In November 2010, we announced a two-year $2,000,000 DOE SBIR Phase III contract with Acuity to demonstrate a prototype PHOLED lighting system for commercial application.  Under this program, Acuity will design and fabricate OLED lighting prototypes that can be tuned across a range of color temperatures by using our proprietary architecture and high-efficiency PHOLED panels.  These prototypes are targeted for high-end commercial spaces, including office, retail and health-care buildings, to take advantage of several key attributes of OLEDs – including a thin, sleek form factor and high quality of light.

The Army Flexible Display Center

We have been a Principal Member of The Army Flexible Display Center (FDC) since its establishment in 2004. The FDC is being supported through a $51.5 million cooperative agreement between Arizona State University and ARL.  This agreement was recently renewed to provide an additional $50 million in funding to the FDC through 2014. The goal of the FDC is to develop flexible, low power, light-weight, information displays for future usage by soldiers and for other military and commercial applications.

We believe our involvement with the FDC enhances our flexible OLED display technology development efforts.  In 2010, we continued to work with the FDC under an ARL-sponsored program on flexible AMOLED displays using our proprietary PHOLED technology and materials and the FDC’s proprietary bond-debond manufacturing technology.  Dr. Michael Hack, our Vice President of Strategic Product Development and the General Manager of our OLED Lighting and Custom Displays Business, is a member of the Governing Board of the FDC.

The FlexTech Alliance

We are a member of the FlexTech Alliance, Inc. (formerly the United States Display Consortium), an organization devoted to fostering the growth, profitability and success of the electronic display and the flexible, printed electronics supply chain. The role of the FlexTech Alliance is to offer expanded collaboration between and among industry, academia, government and research organizations for advancing displays and flexible, printed electronics from R&D to commercialization. The FlexTech Alliance has approximately 95 members, including companies, universities and R&D organizations.

OLED Association

We are a charter member of the newly-established OLED Association (OLED-A).  OLED-A is a trade association whose mission involves serving as an OLED information resource, driving OLED technology development, and promoting interest in OLED products.  We are one of nine members of OLED-A, and we actively participate on its marketing and technology committees.  Steven V. Abramson, our President and Chief Executive Officer, is a member of the Board of Directors of OLED-A, and Janice K. Mahon, our Vice President of Technology Commercialization and General Manager of our Material Supply Business, serves as chairperson of the Marketing Committee of OLED-A.

Next Generation Lighting Industry Alliance

We joined the Next Generation Lighting Industry Alliance (NGLIA) in 2009.  NGLIA was formed in 2003 to foster industry-government partnership to accelerate the technical foundation, and ultimate commercialization, of solid state lighting systems.  NGLIA was designated in 2005 as the “industry partner” by DOE for its SSL program. The SSL program is being undertaken to research, develop and conduct demonstration activities on advanced solid state white lighting technologies based on LEDs and OLEDs.  We are one of 17 members of NGLIA.

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2010, we owned, through assignment to us alone or jointly with others, 100 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 66 U.S. patents, together with counterparts filed in various foreign countries. These patents will start expiring in the U.S. in 2020.

Patents We License from Princeton, USC and Michigan

We exclusively license the bulk of our patent rights, including our key PHOLED technology patents, under a license agreement we executed with Princeton and USC in 1997 (the 1997 License Agreement). In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement.  As of December 31, 2010, the patent rights we license from these universities included 72 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 162 U.S. patents, together with counterparts filed in various foreign countries. The earliest of these patents will expire in the U.S. in 2014, while our key PHOLED technology patents licensed from these universities will start expiring in the U.S. in 2017.

Under the 1997 License Agreement, Princeton, USC and Michigan granted us worldwide, exclusive license rights to specified patents and patent applications relating to OLED technologies and materials (including our PHOLED technology and materials). Our license rights also extend to any patent rights arising out of the research conducted by Princeton, USC or Michigan under our various research agreements with these entities. We are free to sublicense to third parties all or any portion of our patent rights under the 1997 License Agreement. The term of the 1997 License Agreement continues for the lifetime of the licensed patents, though it is subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

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

We have a minimum royalty obligation of $100,000 per year during the term of the 1997 License Agreement. Royalties under the 1997 License Agreement with Princeton were $555,546 for 2010. We also are required under the 1997 License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 License Agreement.

Patents We Acquired from Motorola

In 2000, we entered into a license agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will start expiring in the U.S. in 2012.

We were required under our license agreement with Motorola to pay Motorola annual royalties on gross revenues received by us on account of our sales of OLED products or components, or from our OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.

On March 9, 2011, we purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents.  This effectively terminated our license agreement with Motorola, including any obligation to make royalty payments to Motorola.  In consideration for Motorola assigning and transferring the patents to us, we made a one-time cash payment to Motorola, and we granted Motorola a royalty-free, non-exclusive and non-sublicensable license under the patents for use by Motorola and its affiliates in their respective businesses.

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

Non-patented Technical Know-How

We have accumulated, and continue to accumulate, a substantial amount of non-patented technical know-how relating to OLED technologies and materials. Where practicable, we share portions of this information with display manufacturers and other business partners on a confidential basis. We also employ various methods to protect this information from unauthorized use or disclosure, although no such methods can afford complete protection. Moreover, because we derive some of this information and know-how from academic institutions such as Princeton, USC and Michigan, there is an increased potential for public disclosure.

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

Employees

As of December 31, 2010, we had 84 full-time employees and two part-time employees, none of whom are unionized. We believe that relations with our employees are good.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. now functions as an operating subsidiary of ours and has overlapping officers and directors.  We have also formed other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Ltd. (2008), Universal Display Corporation Korea, Inc. (2010) and Universal Display Corporation Japan, K.K. (2011).

Our Compliance with Environmental Protection Laws

We are not aware of any material effects that compliance with Federal, State or local environmental protection laws or regulations will have on our business. We have not incurred substantial costs to comply with any environmental protection laws or regulations, and we do not anticipate having to do so in the foreseeable future.

Our Internet Site

Our Internet address is www.universaldisplay.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the SEC). In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, as well as our Code of Ethics and Code of Conduct for Employees, and our Code of Conduct for Directors. We intend to make available on our website any future amendments or waivers to our Code of Ethics and Code of Conduct for Employees, and our Code of Conduct for Directors within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and uncertainties when reading this Annual Report on Form 10-K.  The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected.

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

Before product manufacturers will agree to utilize our OLED technologies and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications. This, in turn, may require additional advances in our technologies and materials, as well as those of others, for applications in a number of areas, including, without limitation, advances with respect to the development of:

•	OLED materials with improved lifetimes, efficiencies and color coordinates for full-color OLED displays and general lighting products;

•	more robust OLED materials for use in more demanding large-scale manufacturing environments; and

•	scalable and cost-effective methods and technologies for the fabrication of OLED products.

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

Because we do not sell any products to consumers, our success depends upon the ability and continuing willingness of our licensees to manufacture and sell products utilizing our technologies and materials, and the widespread acceptance of those products in the marketplace. Any slowdown in the demand for our licensees’ products would adversely affect our royalty revenues and thus our business. The markets for flat panel displays and lighting products are highly competitive. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our licensees and us, including the cyclical and seasonal nature of the end-user markets that our licensees serve, as well as industry and general economic conditions.

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

Any downturn in U.S. or global economic conditions may have a significant adverse effect on our business.

There have been significant and sustained economic downturns in the U.S. and globally in recent years.  This has placed pressure on consumer demand, and the resulting impact on consumer spending has had a material adverse effect on the demand for consumer electronic products.  Similar downturns in the future may have a significant adverse effect on one or more of our licensees as an enterprise, which could result in those licensees reducing their efforts to commercialize products that incorporate our OLED technologies and materials. Consumer demand and the condition of the flat panel display and lighting industries may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the demand for our licensees’ products, and thus our business.

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

Most of our agreements with product manufacturers last for only limited periods of time, such that our relationships with these manufacturers will expire unless they continually are renewed. For example, our commercial agreement with Samsung SMD is scheduled to expire on March 31, 2011, and our commercial agreement with LG Display is currently scheduled to expire at the end of June 2011. These and other product manufacturers may not agree to renew their relationships with us on a continuing basis. In addition, we regularly continue working with product manufacturers after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with the various product manufacturers not continue or be renewed, or if we are not able to identify other product manufacturers and enter into contracts with them, our business would suffer.

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

We or our licensees may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our patent and other intellectual property rights, or with respect to our OLED materials business.

There are a number of other companies and organizations that have been issued patents and are filing patent applications relating to OLED technologies and materials, including, without limitation, Kodak (substantially all of whose OLED assets were sold to a group of LG companies in 2009), CDT (acquired by Sumitomo in 2007), Fuji Film Co., Ltd., Canon, Inc., Semiconductor Energy Laboratories Co., Idemitsu Kosan and Mitsubishi Chemical Corporation. As a result, there may be issued patents or pending patent applications of third parties that would be infringed by the use of our OLED technologies or materials, thus subjecting our licensees to possible suits for patent infringement in the future. Such lawsuits could result in our licensees being liable for damages or require our licensees to obtain additional licenses that could increase the cost of their products.  This, in turn, could have an adverse affect on our licensees’ sales and thus our royalties, or cause our licensees to seek to renegotiate our royalty rates.  In addition, we have agreed to indemnify customers purchasing our

OLED materials for commercial usage against certain claims of patent infringement by third parties, as a result of which we may incur substantial legal costs in connection with defending these customers from such claims.

Our licensees may also seek to avoid paying future royalties by attempting to have our patents declared invalid and unenforceable by a court.  Our licensees may be more likely to file such declaratory actions in light of the U.S. Supreme Court’s decision in MedImmune, Inc. v. Genentech, Inc., 549 U.S. 118 (2007), in which the Court found that a licensee need not refuse to pay royalties and commit material breach of the license agreement before bringing an action to declare a licensed patent invalid and unenforceable.

In addition, we may be required from time-to-time to assert our intellectual property rights by instituting legal proceedings against others. We cannot be assured that we will be successful in enforcing our patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. A case to be heard by the U.S. Supreme Court in 2011 will focus on the burden of proof required to invalidate an issued patent, and may make defending such invalidity challenges against our patents more difficult. At issue in the case, Microsoft v. i4i Limited Partnership, Docket No. 10-290 (Supreme Court 2011), is whether a preponderance of the evidence standard should replace the clear and convincing standard for invalidating a patent, especially when a court is considering evidence of invalidity that was not considered by the U.S.P.T.O. during prosecution.  If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive licensing revenues from products or technologies covered by these patents would also be adversely affected.

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

Plaintiffs in intellectual property cases often seek injunctive relief in addition to money damages. Any intellectual property litigation commenced against our licensees may force them to take actions that could be harmful to their businesses and thus to our royalties, including the following:

•	stop selling their products that incorporate or otherwise use our allegedly infringing technology or materials;

•	attempt to obtain a license to the relevant third-party intellectual property, which may not be available on reasonable terms or at all; or

•	attempt to redesign their products to remove our allegedly infringing technology or materials to avoid infringement of the third-party intellectual property.

If our licensees are forced to take any of the foregoing actions, they may be unable to manufacture and sell their products that incorporate our technology or materials at a profit or at all. Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees’ products incorporating our technology or materials would have an adverse effect on our royalty revenues under existing licenses. Any necessity to procure rights to the third-party intellectual property might cause our existing licensees to seek to renegotiate the royalty terms of their licenses with us to compensate for this increase in their cost of production or, in certain cases, to terminate their licenses with us entirely. Were this to occur, it would likely harm our ability to compete for new licensees and would have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees.

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

The value of our OLED technologies and materials is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. Although we own or license many patents respecting our OLED technologies and materials that have already been issued, there can be no assurance that additional patents applied for will be obtained, or that any of these patents, once issued, will afford commercially significant protection for our OLED technologies and materials, or will be found valid if challenged. Also, there is no assurance that we will be successful in defending the validity of our current or future patents in pending and future patent oppositions, invalidation trials, interferences, reexaminations, reissues, or other administrative or court proceedings. Moreover, we have not obtained patent protection for some of our OLED technologies and materials in all foreign countries in which OLED products or materials might be manufactured or sold, and recent U.S. Supreme Court case law has restricted the extraterritorial reach of U.S. patent law in certain instances. In any event, the patent laws of other countries may differ from those of the United States as to the patentability of our OLED technologies and materials and the degree of protection afforded.

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Our existing fundamental phosphorescent OLED patents expire in the United States in 2017 and 2019, and in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) beyond 2020, many of which are also of importance in the OLED industry, none are of an equally essential nature as our fundamental patents, and therefore our competitive position may be less certain, as these patents expire.

We may become engaged in litigation to protect or enforce our patent and other intellectual property rights, or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with those of our licensees. In addition, we are participating in or have participated in, and will likely have to participate in the future in, interference, reissue, or reexamination proceedings before the U.S. Patent and Trademark Office, and opposition, nullity or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention from our business and operations. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key OLED technologies and materials on which our business depends.

We rely, in part, on several non-patented proprietary technologies to operate our business.  Others may independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. Furthermore, these parties may obtain patent protection for such technology, inhibiting or preventing us from practicing the technology. To protect our trade secrets, know-how and other non-patented proprietary information, we require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements. These agreements may not ultimately provide meaningful protection for our trade secrets, know-how or other non-patented proprietary information. In particular, we may not be able to fully or adequately protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technologies, it will harm our business.

Recent court decisions in various patent cases may make it more difficult for us obtain future patents, enforce our patents against third parties or obtain favorable judgments in cases where the patents are enforced.

Recent case law may make it more difficult for patent holders to secure future patents and/or enforce existing patents. For example, in KSR International Co. vs. Teleflex, Inc., the U.S. Supreme Court mandated a more expansive and flexible approach to determine whether a patent is obvious and invalid.  As a result of the less rigid approach to assessing obviousness, defending the validity of or obtaining patents may be more difficult.

Recent court decisions may also impact the enforcement of our patents.  For example, we may not be able to enjoin certain third party uses of products or methods covered by our patents following the initial authorized sale, even where those uses are expressly proscribed in an agreement with the buyer.  Also, we may face increased difficulty enjoining infringement of our patents.  The U.S. Supreme Court has held that an injunction should not automatically issue based on a finding of patent infringement, but should be determined based on a test balancing considerations of the patentee’s interest, the infringer’s interest, and the public’s interest.  Obtaining enhanced damages for willful infringement of our patents may also be more difficult even in those cases where we successfully prove a third party has infringed our patents, as a recent case set a more stringent standard for proving willful infringement.

Therefore, as a result of such rulings, it may be more difficult for us to defend our currently issued patents, obtain additional patents in the future or achieve the desired competitive effect even when our patents are enforced. If we are unable to so defend our currently issued patents, or to obtain new patents for any reason, our business would suffer.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development and evaluation purposes, as well as for commercial purposes. This agreement, however, is scheduled to expire at the end of 2012. Our inability to continue obtaining these OLED materials from PPG Industries or another source would have a material adverse effect on our revenues from sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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

As of March 9, 2011, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Founder and Chairman of the Board of Directors, beneficially own, as of March 9, 2011, approximately 15% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

The market price of our common stock may be highly volatile.

The market price of our common stock may be highly volatile, as has been the case with our common stock in the past as well as the securities of many companies, particularly other emerging-growth companies in the technology industry. We have included in the section of this report entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” a table indicating the high and low closing prices of our common stock as reported on the NASDAQ Global Market for the past two years. Factors such as the following may have a significant impact on the market price of our common stock in the future:

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

Due to the current stage of commercialization of our OLED technologies and materials, and the significant development and manufacturing objectives that we and our licensees must achieve to be successful, our quarterly operating results are difficult to predict and may vary significantly from quarter to quarter.

We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time or annual payments, which may result in significant fluctuations in our revenues. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above their purchase price. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.

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

Opposition to European Patent No. 0946958

On December 8, 2006, CDT, which was acquired in 2007 by Sumitomo, filed a Notice of Opposition to European Patent No. 0946958 (EP ‘958 patent).  The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073.  These patents relate to our FOLED® flexible OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The European Patent Office (EPO) conducted an Oral Hearing in this matter on October 6, 2009.  No representative from CDT attended the Oral Hearing.  At the conclusion of the Oral Hearing, the EPO panel announced its decision to reject the opposition and to maintain the patent as granted.  The minutes of the Oral Hearing were dispatched on October 27, 2009, and the EPO issued its official decision on November 26, 2009.

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (EP ‘238 patent).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to our UniversalPHOLED® phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for us to file our response to the opposition.  We requested a two-month extension to file this response, which we subsequently filed in a timely manner.  We are still waiting for the EPO to notify us of the date of the Oral Hearing.  We are also waiting to see whether the other parties in the opposition file any additional documents, to which we may respond.

At this time, we cannot make any prediction as to the probable outcome of the opposition.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (JPO) for our Japan Patent No. 3992929 (JP ‘929 patent), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

On August 24, 2010, the JPO issued a Notice for an Oral Hearing in this matter, which was held on November 16, 2010.  On February 28, 2011, we learned that the JPO had issued a decision recognizing our invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  We believe that the JPO’s decision invalidating these claims was erroneous.  We are still waiting to receive a translated copy of the JPO’s decision, after which we plan to appeal this portion of the decision to the Japanese IP High Court.

At this time, based on our current knowledge, we believe that the JPO decision invalidating certain claims in our JP ‘929 patent should be overturned on appeal. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (EP ‘270 patent).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to our PHOLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basil, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the due date for us to file our response, subject to extension.  We requested a two-month extension to file this response, and we subsequently filed our response in a timely manner.  We are still waiting for the EPO to notify us of the date of the Oral Hearing.  We are also waiting to see whether any of the other parties in the opposition file additional documents, to which we may respond.

At this time, we cannot make any prediction as to the probable outcome of the oppositions.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (JP ‘781 patent) and 4358168 (JP ‘168 patent), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  Under our license agreement with Princeton, we are also required to pay all legal costs and fees associated with these two proceedings.

The JPO set a due date of August 18, 2010 for us to file our response to the evidence and arguments submitted with the requests for the Invalidation Trials.  We requested and the JPO granted a 30-day extension for us to file our response, which was timely filed.

Additional written statements were filed in January 2011 in response to a request by the JPO, addressing points that were expected to be raised by the JPO at the Oral Hearing that was held on February 1, 2011.  Another written statement was submitted in February 2011 to address additional points raised at the Oral Hearing.

At this time, we cannot make any prediction as to the probable outcome of the Invalidation Trials.  However, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will both be declared valid, and that all or a significant portion of their claims will be upheld.

Interference involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University, Junior Party, (The Universities) and Fujifilm Holding Corporation (Fuji), Senior Party.  The dispute is between The Universities’ U.S. Patent No 6,902,830 (’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5.  The ‘830 patent relates to our UniversalPHOLED® phosphorescent OLED technology.  It is exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The USPTO declares an interference when two or more parties claim the same patentable invention.  The objective of an interference is to contest which party, if any, has both a right to participate in the proceeding and a right to the claimed invention and, if more than one party does, then to contest which party has the earliest priority date for the claimed invention.

At a telephone hearing on January 28, 2011, the Universities were authorized to file seven motions, which all have a due date of April 29, 2011.  We are currently preparing to file these motions.

At this time, we cannot make any prediction as to the probable outcome of the Interference.  However, based on our current knowledge, we believe there is a substantial likelihood that our claims 48-52 of the ‘830 patent will prevail.

Request for an Invalidation Trial in Korea for Patent No. 10-0998059

On March 10, 2011, we received informal notice from our Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for our Korean Patent No. 10-0998059 (KR ‘059 patent), which was issued on November 26, 2010.  We do not yet know who filed the request.  The KR ‘059 patent is a Korean counterpart patent to the OVJP Organic Vapor Jet Printing family of U.S. patents originating from US 7,431,968.  At this time, we cannot make any prediction as to the probable outcome of this Invalidation Trial.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of March 9, 2011:

Name	Age	Position
Sherwin I. Seligsohn	75	Founder and Chairman of the Board of Directors
Steven V. Abramson	59	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	63	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	50	Vice President and Chief Technical Officer
Janice K. Mahon	53	Vice President of Technology Commercialization and General Manager of Material Supply Business
Michael G. Hack	54	Vice President of Strategic Product Development and General Manager of OLED Lighting and Custom Displays Business

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

Julia J. Brown, Ph.D. is a Senior Vice President and has been our Chief Technical Officer since June 2002. She joined us in June 1998 as our Vice President of Technology Development. From November 1991 to June 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at USC under the advisement of

Professor Stephen R. Forrest. Dr. Brown has served as an Associate Editor of the Journal of Electronic Materials and as an elected member of the Electron Device Society Technical Board. She co-founded an international engineering mentoring program sponsored by the Institute of Electrical and Electronics Engineers (IEEE) and is a Fellow of the IEEE. Dr. Brown has served on numerous technical conference committees and is presently a member of the Society of Information Display.

Janice K. Mahon has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our Materials Supply Business in January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010.  Ms. Mahon has also served as chairperson of the Marketing Committee for the OLED Association since the beginning of 2009.

Michael G. Hack, Ph.D. has been our Vice President of Strategic Product Development since October 1999, and became the General Manager of our OLED Lighting and Custom Displays Business in January 2010.  Prior to joining us, Dr. Hack was associated with dpiX, a Xerox Company, where from 1996 to 1999 he was responsible for manufacturing flat panel displays and digital medical imaging products based on amorphous silicon TFT technology.  Previously, Dr. Hack was a Principal Scientist with Xerox PARC, engaged in the research of material and device aspects of amorphous- and poly-silicon as related to flat panel displays.  Dr. Hack received his Ph.D. degree from Cambridge University, England in 1981, and in 2007 he was elected a Fellow of the Society for Information Display.  Dr. Hack is also a member of the Governing Board of The Army Flexible Display Center at Arizona State University.

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
	High Close	Low Close
2010
Fourth Quarter…………………………………….	$31.98	$22.34
Third Quarter……………………………………….	24.25	17.52
Second Quarter……………………………………..	19.35	11.83
First Quarter………………………………………..	14.24	10.53
2009
Fourth Quarter…………………………………….	$13.72	$10.68
Third Quarter……………………………………….	12.78	9.18
Second Quarter……………………………………..	11.98	8.10
First Quarter………………………………………..	10.12	5.04

As of March 9, 2011, there were approximately 350 holders of record of our common stock.

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

Issuance of Shares to PPG Industries

Under our agreement with PPG Industries, we have the option to issue shares of our common stock to PPG Industries on a periodic basis as payment for up to 50% of the amounts due for certain services performed for us by PPG Industries. During the quarter ended December 31, 2010, we issued an aggregate of 31,076 shares of our common stock to PPG Industries as partial payment for these services. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Issuance of Unregistered Shares Upon the Exercise of Outstanding Warrants

During the quarter ended December 31, 2010, we issued an aggregate of 342,365 unregistered shares of our common stock upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $17.495 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Withholding of Shares to Satisfy Tax Liability

During the quarter ended December 31, 2010, we acquired 405 shares of common stock through a transaction related to the vesting of a restricted share award previously granted to an employee of ours. Upon vesting, the employee turned in shares of common stock in an amount sufficient to pay his minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the fourth quarter of 2010.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	405	$25.86	n/a	--
November 1 – November 30	--	--	n/a	--
December 1 – December 31	--	--	n/a	--
Total	405	$25.86	n/a	--

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2005 to December 31, 2010, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index.  This performance graph assumes an initial investment of $100 on December 31, 2005 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
Universal Display Corp.	100.00	142.82	196.67	89.91	117.60	291.63
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NASDAQ Electronic Components	100.00	94.09	110.35	56.37	90.71	103.28

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Results:
Total revenue……………..….	$30,544,380	$15,786,617	$11,075,224	$11,305,907	$11,921,292
Research and development expense….	21,695,139	21,122,156	19,220,653	18,360,509	17,150,673
Selling, general and administrative expense…	13,041,438	10,921,859	10,170,593	9,569,381	8,902,462
Interest income………..	279,474	669,633	2,607,897	3,599,229	2,168,933
Income tax benefit……….	134,349	129,915	962,478	804,980	544,567
Net loss…………….	(19,917,410)	(20,505,320)	(19,139,736)	(15,975,841)	(15,186,804)
Net loss per share, basic and diluted….	(0.53)	(0.56)	(0.53)	(0.47)	(0.49)
Balance Sheet Data:
Total assets…….	$92,327,131	$80,139,887	$96,228,505	$105,000,071	$72,331,536
Current liabilities……	25,044,687	13,965,959	15,769,505	12,790,531	14,382,673
Long-tem debt………….	—	—	—	—	—
Shareholders’ equity……..	57,429,519	59,627,526	76,714,463	89,215,957	54,382,363
Other Financial Data:
Working capital………	$57,354,822	$53,663,617	$64,600,256	$73,979,638	$37,422,740
Capital expenditures…………	369,145	258,761	1,277,098	1,225,857	2,349,033
Weighted average shares used in computing basic and diluted net loss per common share……	37,567,374	36,479,331	35,932,372	33,759,581	30,855,297
Shares of common stock outstanding, end of period...	38,936,571	36,818,440	36,131,981	35,563,201	31,385,408

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Selected Financial Data” in this report and our Consolidated Financial Statements and related notes to this report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully discussed in Item 1A of this report, entitled “Risk Factors.”

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $217,026,115 as of December 31, 2010.

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

We believe that our accounting policies related to revenue recognition and deferred license fees, stock-based compensation and accounting for warrants and our Supplemental Executive Retirement Plan, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

We receive non-refundable cash payments under certain development and technology evaluation agreements with our customers. These payments are generally recognized as revenue over the term of the agreement.  On occasion, however, these payments are creditable against license fees and/or royalties payable by the customer if a license agreement is subsequently executed with the customer.  These payments are classified as deferred license fees or deferred revenues, and are recorded as liabilities in the consolidated balance sheet until such time as revenue can be recognized.  Revenue is deferred until a license agreement is executed or negotiations have ceased and there is no appreciable likelihood of executing a license agreement with the customer. If a license agreement is executed, these payments are recorded as revenue over the estimated useful life of the licensed technology and the revenue is classified based on the terms of the license.  Otherwise, these payments are recorded as revenue at the time negotiations with the customer show that there is no appreciable likelihood of executing a license agreement.  If we used different estimates for the useful life of the licensed technology, reported revenue during the relevant period would differ. As of December 31, 2010, $8,098,178 was recorded as deferred license fees and deferred revenue, of which $3,366,667 may be recognized under license agreements that have not yet been executed or deemed effective.

Valuation of Stock-Based Compensation

We recognize in the statement of operations the grant-date fair value of equity-based compensation issued to employees and directors (see Notes 2 and 10 of the Notes to Consolidated Financial Statements). We also record an expense for equity-based compensation grants to non-employees, in exchange for goods or services, based on the fair value, which is remeasured over the vesting period of such awards.

We use the Black-Scholes option-pricing model to estimate the fair value of options and warrants we have granted for purposes of recording charges to the statement of operations. In order to calculate the fair value of the options and warrants, assumptions are made for certain components of the model, including expected volatility, expected dividend yield rate and expected option life. Although we use our best estimates when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation of future grants or the remeasurement of non-employee awards.

Accounting for Warrants

On January 1, 2009, we adopted certain revised provisions of Accounting Standards Codification (ASC) 815, Derivatives and Hedging. These provisions apply to freestanding financial instruments or embedded features that have the characteristics of a derivative and to freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives since they contain “down-round” provisions and must be remeasured at fair value at the end of each period as they are recorded as liabilities. The stock warrant liability was $10,659,755 at December 31, 2010.

The fair value of the stock warrant liability is determined using the Black-Scholes option pricing model using assumptions for certain components of the model, including expected volatility and expected annual dividend yield. Although we use our best estimates when setting these assumptions, changes in assumptions could cause significant adjustments to the future valuation of the stock warrant liability. The change in fair value of the stock warrant liability is recorded as a gain or loss on the statement of operations.

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

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 5.44% at December 31, 2010. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $21,000.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We had an operating loss of $10,226,297 for the year ended December 31, 2010, compared to an operating loss of $20,266,794 for 2009.  The decrease in operating loss was due to:

•	an increase in revenue of $14,757,763;

•	offset by an increase in operating expenses of $4,717,266.

We had a net loss of $19,917,410 (or $0.53 per diluted share) for the year ended December 31, 2010, compared to a net loss of $20,505,320 (or $0.56 per diluted share) for 2009. The decrease in net loss was primarily due to:

•	a decrease in operating loss of $10,040,497;

•	offset by an increase in loss on stock warrant liability of $9,046,010.

Our revenues were $30,544,380 for the year ended December 31, 2010, compared to $15,786,617 for 2009.

Commercial revenue increased to $11,129,747 for the year ended December 31, 2010, compared to $6,118,099 for 2009.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $2,969,805 in commercial chemical revenue; and

•	an increase of $1,909,509 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD.

We cannot accurately predict how long our material sales to Samsung SMD or other customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

In 2010, we entered into three amendments to our patent license agreement with Samsung SMD.  These amendments extended the term of that agreement for three-month periods, the latest extension being through March 31, 2011. As of the date of the filing, we are continuing to negotiate with Samsung SMD on the terms of a new business arrangement.

    We filed for and were granted a five-year exemption on withholding tax on royalty payments received from Samsung SMD under our patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to us.  In 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%.

Developmental revenue increased to $19,414,633 for the year ended December 31, 2010, compared to $9,668,518 for 2009.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue. The increase in developmental revenue was primarily due to an increase of $8,633,192 in development chemical revenue, largely due to increased purchases of development chemicals by LG Display and other customers preparing for commercial OLED production.

Cost of chemicals sold increased to $887,509 for the year ended December 31, 2010, compared to $374,322 for the year ended December 31, 2009, based on the aforementioned increase in chemical sales.

We incurred research and development expenses of $21,695,139 for the year ended December 31, 2010, compared to $21,122,156 for 2009.  The increase in research and development expenses was consistent with our expectations based on the growth of our business.

Selling, general and administrative expenses were $13,041,438 for the year ended December 31, 2010, compared to $10,921,859 for 2009. The increase in selling, general and administrative expenses was mainly due to:

•	increased employee costs of $1,383,653, due primarily to increased salaries and stock compensation for certain executive officers; and

•
expenses of $1,026,244 related to net periodic benefit costs of the Universal Display Corporation Supplemental Executive Retirement Plan (SERP) for certain executive officers, which was implemented in 2010. See Note 11 in the Notes to Consolidated Financial Statements.

Patent costs increased to $4,270,689 for the year ended December 31, 2010, compared to $3,239,795 for 2009. The increase is mainly due to the timing of prosecution and maintenance costs associated with a number of patents and patent applications, as well as the timing of costs for certain ongoing and new patent matters.

Interest income decreased to $279,474 for the year ended December 31, 2010, compared to $669,633 for 2009.  The decrease was mainly attributable to decreased rates of return on investments during 2010, compared to rates of return during 2009. Due to current market conditions, we anticipate that these lower rates of return will continue for the foreseeable future.

At December 31, 2010, we had outstanding warrants to purchase 586,972 shares of common stock, which warrants contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $10,077,065 non-cash loss on our consolidated statements of operations for the year ended December 31, 2010 compared to a $1,031,055 non-cash loss for the year ended December 31, 2009.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are either exercised or expire in August 2011.

During the year ended December 31, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  In past years, we completed our sales of state-related tax NOLs during the fourth quarter of the year. The income tax benefit was offset by foreign income taxes of $329,813 withheld in connection with our royalty revenues.

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

We had a net loss of $20,505,320 (or $0.56 per diluted share) for the year ended December 31, 2009, compared to a net loss of $19,139,736 (or $0.53 per diluted share) for 2008. The increase in net loss was primarily due to:

•	a decrease in interest income of $1,938,264;

•	a loss on stock warrant liability of $1,031,055; and

•	a decrease in income tax benefit of $832,563;

•	offset by a decrease in operating loss of $2,396,120.

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

The overall increase in commercial revenue was offset by a decrease of $982,025 in commercial chemical revenue. The decrease resulted from a lower volume of OLED material sales to Samsung SMD. Our understanding is that this lower sales volume was due to Samsung SMD’s implementation of manufacturing process efficiencies, improved materials utilization and more efficient and improved device structures, offset in part by increased production volume. We cannot accurately predict how long our material sales to Samsung SMD or other customers will continue, as they frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

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

•	an increase of $851,064 in development chemical revenue, mainly due to increased purchases of development chemicals by LG Display.

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

We incurred research and development expenses of $21,122,156 for the year ended December 31, 2009, compared to $19,220,653 for 2008. The increase was mainly due to:

•	increased costs of $899,312 incurred under our agreement with PPG Industries;

•	increased costs of $631,931 associated with subcontractors and consultants under our government contracts;

•	increased employee costs of $428,723; and

•	increased costs of $169,225 incurred in connection with stock compensation to members of our Scientific Advisory Board.

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

During 2009, we received federal cash refunds of $104,428 related to research and development credits. We also received state cash refunds of $25,487 from claims for overpaid New Jersey Alternative Minimum Assessment tax for taxable years 2003 to 2006.  During 2008, we sold approximately $12.5 million of our state-related income tax net operating losses (NOLs) under the New Jersey Technology Tax Certificate Transfer Program. In 2008, we received proceeds of $962,478 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit. No such proceeds were received during 2009; however, we received $464,162 in early 2010 for the sale of $3.8 million of our state-related NOLs and $194,088 of our research and development tax credits under the 2009 program.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $20,368,852 and short-term investments of $52,794,545, for a total of $73,163,397.  This compares to cash and cash equivalents of $22,701,126 and short-term investments of $41,172,955, for a total of $63,874,081, as of December 31, 2009.  The increase in cash and cash equivalents and short-term investments of $9,289,316 was primarily due to the receipt of proceeds from the exercise of options and warrants, offset by cash used in operations.

Cash used in operating activities was $4,200,138 for 2010, compared to $14,610,208 for 2009. The decreased usage of cash in operating activities was mainly due to the following:

•	a decrease in net loss after excluding the impact of non-cash items of $11,204,047; and

•	the impact of the timing of payment of accounts payable and accrued expenses of $2,598,881;

•	offset by the impact of the timing of receipt of accounts receivable of $3,009,807.

Cash provided by financing activities was $13,697,681 for 2010, compared to $963,765 for the same period in 2009. For the year ended December 31, 2010, we received proceeds of $14,618,569 from the exercise of options and warrants to purchase shares of our common stock and $245,684 in proceeds related to our Employee Stock Purchase Plan (ESPP), compared to proceeds of $1,702,138 from the exercise of options and warrants to purchase shares of our common stock and $130,184 in proceeds related to our ESPP for the same period in 2009.

Working capital was $57,354,822 as of December 31, 2010, which included a stock warrant liability of $10,659,755, compared to $53,663,617 as of December 31, 2009.  The stock warrant liability will either expire or be exercised by August 2011, resulting in no cash outlay on our part. Working capital, excluding the stock warrant liability, was $68,014,577 as of December 31, 2010.  The increase in working capital as of December 31, 2010, compared to December 31, 2009, excluding the stock warrant liability, was mainly due to:

•	increased cash, cash equivalents and short-term investments;

•	an increase in accounts receivable; and

•	a reduction of the current portion of deferred license fees and deferred revenues.

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

Contractual Obligations

As of December 31, 2010, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$20,596,000	$—	$662,000	$934,000	$19,000,000
Sponsored research obligation	5,116,668	2,515,390	2,601,278	—	—
Minimum royalty obligation (1)	500,000	100,000	200,000	200,000	100,000/year(1)

Total (2)	$26,212,668	$2,615,390	$3,463,278	$1,134,000	$19,000,000
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

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

We record as a liability the fair value of warrants to purchase 586,972 shares of our common stock.  The fair value of the stock warrant liability ($10,659,755 at December 31, 2010) is determined using the Black-Scholes option valuation model and is therefore sensitive to changes in the stock price and volatility of our common stock.  Our primary market risk exposure to the stock warrant liability is to changes in the stock price, which would impact the valuation of the stock warrant liability. Increases in our stock price or the expected volatility of our common stock would increase the fair value of the stock warrant liability and therefore result in an additional loss on the statement of operations. Decreases in these items would decrease the fair value of the stock warrant liability and therefore result in an additional gain on the statement of operations.

Substantially all our revenue is derived from outside of North America.  All revenue is primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the relevant notes to those statements are attached to this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2011, (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit
Number                                                                  Description

3.1	Amended and Restated Articles of Incorporation of the registrant (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of the registrant (2)

3.3	Bylaws of the registrant (3)

10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (4)

10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (4)

10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (4)

10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (4)

10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (4)

10.6#	Second Amended and Restated Change in Control Agreement between the registrant and Michael G. Hack, dated as of January 11, 2010 (5)

10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (6)

10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (6)

10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (6)

10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (6)

10.11#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (4)

10.12#	Non-Competition and Non-Solicitation Agreement between the registrant and Michael G. Hack, dated as of February 5, 2007 (5)

10.13#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (7)

10.14#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (7)

10.15#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (7)

10.16	Equity Compensation Plan, dated as of June 29, 2006 (8)

10.17	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (9)

10.18	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (4)

10.19	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (10)

10.20	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (11)

10.21	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (12)

10.22
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (12)

10.23	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (13)

10.24	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (6)

10.25+	OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of July 29, 2005 (14)

10.26	Amendment No. 1 to the OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of January 4, 2008 (15)

10.27+	OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of April 19, 2005 (16)

10.28+	OLED Supplemental License Agreement between the registrant and Samsung SMD Co., Ltd., dated as of April 19, 2005 (16)

10.29+	Amendment No. 1 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of July 30, 2008 (17)

10.30	Agreement and Consent to Assignment and Assumption of Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of February 4, 2009 (18)

10.31	Amendment No. 2 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of July 12, 2010 (19)

10.32*	Amendment No. 3 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of October 28, 2010

10.33*	Amendment No. 4 to the OLED Patent License Agreement between the registrant and Samsung SDI Co., Ltd., dated as of December 17, 2010

10.34+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (20)

10.35+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (18)

10.36+	Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display Co., Ltd.), dated as of May 23, 2007 (21)

10.37	Amendment No. 1 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of November 21, 2008 (4)

10.38	Amendment No. 2 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of August 11, 2009 (22)

10.39	Amendment No. 3 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of March 10, 2010 (7)

10.40	Amendment No. 4 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of July 23, 2010 (19)

10.41+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (17)

10.42+	OLED Technology License Agreement between the registrant and Showa Denko K.K., dated as of December 17, 2009 (23)

21 *	Subsidiaries of the registrant

23.1 *	Consent of KPMG LLP

31.1 *	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 *	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010.

(2)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on December 21, 2007.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.

(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.

(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.

(6)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.

(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.

(8)	Filed as an Exhibit to the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 27, 2006.

(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.

(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.

(11)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.

(13)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005.

(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 8, 2008.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.

(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.

(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 4, 2010.

(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.

(21)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 9, 2007.

(22)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 9, 2009.

(23)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC on June 23, 2010.

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

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sherwin I. Seligsohn Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	March 15, 2011
/s/ Steven V. Abramson Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2011
/s/ Sidney D. Rosenblatt Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	March 15, 2011
/s/ Leonard Becker Leonard Becker	Director	March 15, 2011
/s/ Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	March 15, 2011
/s/ C. Keith Hartley C. Keith Hartley	Director	March 15, 2011
/s/ Lawrence Lacerte Lawrence Lacerte	Director	March 15, 2011

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited Universal Display Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Display Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements .

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2011

F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Display Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Philadelphia, Pennsylvania
March 15, 2011

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,368,852	$22,701,126
Short-term investments	52,794,545	41,172,955
Accounts receivable	7,247,873	3,344,255
Other current assets	1,988,239	411,240

Total current assets	82,399,509	67,629,576
PROPERTY AND EQUIPMENT, net	9,711,093	11,048,763
ACQUIRED TECHNOLOGY, net	—	1,234,272
OTHER ASSETS	216,529	227,276

TOTAL ASSETS	$92,327,131	$80,139,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,155,489	$1,275,695
Accrued expenses	6,906,289	5,238,870
Deferred license fees	4,028,486	6,047,467
Deferred revenue	1,294,668	1,403,927
Stock warrant liability (Note 2)	10,659,755	—

Total current liabilities	25,044,687	13,965,959
DEFERRED LICENSE FEES	2,775,024	2,826,237
STOCK WARRANT LIABILITY (Note 2)	—	3,720,165
RETIREMENT PLAN BENEFIT LIABILITY	7,077,901	—

Total liabilities	34,897,612	20,512,361

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 38,936,571 and 36,818,440 shares issued and outstanding at December 31, 2010 and 2009, respectively	389,366	368,184
Additional paid-in capital	280,102,227	256,340,530
Accumulated deficit	(217,026,115)	(197,108,705)
Accumulated other comprehensive (loss) income	(6,037,959)	25,517

Total shareholders’ equity	57,429,519	59,627,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,327,131	$80,139,887

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
REVENUE:
Commercial revenue	$11,129,747	$6,118,099	$5,630,758
Developmental revenue	19,414,633	9,668,518	5,444,466

Total revenue	30,544,380	15,786,617	11,075,224

OPERATING EXPENSES:
Cost of chemicals sold	887,509	374,322	600,224
Research and development	21,695,139	21,122,156	19,220,653
Selling, general and administrative	13,041,438	10,921,859	10,170,593
Patent costs	4,270,689	3,239,795	3,348,851
Royalty and license expense	875,902	395,279	397,817

Total operating expenses	40,770,677	36,053,411	33,738,138

Operating loss	(10,226,297)	(20,266,794)	(22,662,914)
INTEREST INCOME	279,474	669,633	2,607,897
INTEREST EXPENSE	(27,871)	(7,019)	(47,197)
LOSS ON STOCK WARRANT LIABILITY	(10,077,065)	(1,031,055)	—

LOSS BEFORE INCOME TAX BENEFIT	(20,051,759)	(20,635,235)	(20,102,214)
INCOME TAX BENEFIT	134,349	129,915	962,478

NET LOSS	$(19,917,410)	$(20,505,320)	$(19,139,736)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.53)	$(0.56)	$(0.53)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	37,567,374	36,479,331	35,932,372

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A
	Nonconvertible				Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

BALANCE, JANUARY 1, 2008	200,000	$2,000	35,563,201	$355,632	$250,240,994
Net loss	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—

Comprehensive loss
Exercise of common stock options and warrants	—	—	352,864	3,529	2,403,631
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	86,340	863	2,085,315
Stock-based non-employee compensation	—	—	174	2	6,099
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	42,932	429	744,558
Issuance of common stock in connection with materials and license agreements	—	—	86,470	865	1,216,252

BALANCE, DECEMBER 31, 2008	200,000	2,000	36,131,981	361,320	256,696,849

Net loss	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—

Comprehensive loss
Cumulative effect of the adoption of revisions to ASC 815, see Note 2	—	—	—	—	(6,557,928)
Exercise of common stock options and warrants, net of tendered shares	—	—	340,279	3,403	1,698,735
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	147,078	1,471	2,446,034
Stock-based non-employee compensation	—	—	450	4	7,007
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	61,742	617	750,298
Issuance of common stock in connection with materials and license agreements	—	—	122,854	1,228	1,169,492
Issuance of common stock to employees under an Employee Stock Purchase Plan	—	—	14,056	141	130,043

BALANCE, DECEMBER 31, 2009	200,000	2,000	36,818,440	368,184	256,340,530
Net loss	—	—	—	—	—
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	—	—	—	—
Initial prior service cost for retirement plan	—	—	—	—	—
Amortization of prior service cost for retirement plan	—	—	—	—	—
Actuarial loss on retirement plan	—	—	—	—	—

Comprehensive loss
Exercise of common stock options and warrants, net of tendered shares	—	—	1,304,654	13,047	17,742,998
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	651,384	6,514	3,125,844
Stock-based non-employee compensation	—	—	491	5	47,217
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	61,946	619	1,346,331
Issuance of common stock in connection with materials and license agreements	—	—	80,073	801	1,253,819
Issuance of common stock to employees under an Employee Stock Purchase Plan	—	—	19,583	196	245,488

BALANCE, DECEMBER 31, 2010	200,000	$2,000	38,936,571	$389,366	$280,102,227

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

F-7

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Continued)

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Shareholders’
	Deficit	Income (Loss)	Equity
BALANCE, JANUARY 1, 2008	$(161,332,467)	$(50,202)	$89,215,957

Net loss	(19,139,736)	—	(19,139,736)
Unrealized gain on available-for-sale securities	—	176,699	176,699

Comprehensive loss			(18,963,037)
Exercise of common stock options and warrants	—	—	2,407,160
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	2,086,178
Stock-based non-employee compensation	—	—	6,101
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	744,987
Issuance of common stock in connection with materials and license agreements	—	—	1,217,117

BALANCE, DECEMBER 31, 2008	(180,472,203)	126,497	76,714,463

Net loss	(20,505,320)	—	(20,505,320)
Unrealized loss on available-for-sale securities	—	(100,980)	(100,980)

Comprehensive loss			(20,606,300)
Cumulative effect of the adoption of revisions to ASC 815, see Note 2	3,868,818	—	(2,689,110)
Exercise of common stock options and warrants, net of tendered shares	—	—	1,702,138
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	2,447,505
Stock-based non-employee compensation	—	—	7,011
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	750,915
Issuance of common stock in connection with materials and license agreements	—	—	1,170,720
Issuance of common stock to employees under an Employee Stock Purchase Plan	—	—	130,184

BALANCE, DECEMBER 31, 2009	(197,108,705)	25,517	59,627,526

Net loss	(19,917,410)	—	(19,917,410)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	(11,819)	(11,819)
Initial prior service cost for retirement plan	—	(5,611,079)	(5,611,079)
Amortization of prior service cost for retirement plan	—	438,366	438,366
Actuarial loss on retirement plan	—	(878,944)	(878,944)

Comprehensive loss			(25,980,886)
Exercise of common stock options and warrants, net of tendered shares	—	—	17,756,045
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	3,132,358
Stock-based non-employee compensation	—	—	47,222
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,346,950
Issuance of common stock in connection with materials and license agreements	—	—	1,254,620
Issuance of common stock to employees under an Employee Stock Purchase Plan	—	—	245,684

BALANCE, DECEMBER 31, 2010	$(217,026,115)	$(6,037,959)	$57,429,519

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,917,410)	$(20,505,320)	$(19,139,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred license fees and deferred revenue	(4,890,555)	(3,986,490)	(1,527,525)
Depreciation	1,706,816	2,069,626	1,943,184
Amortization of intangibles	1,234,272	1,695,072	1,695,072
Amortization of premium and discount on investments, net	(172,737)	(426,065)	(1,044,499)
Stock-based employee compensation	4,553,713	3,156,420	3,663,575
Stock-based non-employee compensation	47,222	7,011	5,110
Non-cash expense under materials and license agreements	1,173,347	1,170,039	1,232,668
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,332,712	755,294	745,016
Loss on stock warrant liability	10,077,065	1,031,055	—
Retirement plan benefit expense	1,026,244	—	—
(Increase) decrease in assets:
Accounts receivable	(3,903,618)	(893,811)	(55,028)
Other current assets	(1,577,000)	53,877	249,979
Other assets	10,747	(157,504)	10,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,387,942	(210,939)	621,440
Deferred license fees	792,423	—	2,000,000
Deferred revenue	1,918,679	1,631,527	1,815,580

Net cash used in operating activities	(4,200,138)	(14,610,208)	(7,785,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(369,145)	(258,761)	(1,277,098)
Purchases of short-term investments	(91,393,656)	(61,345,251)	(96,859,458)
Proceeds from sale of short-term investments	79,932,984	69,630,000	98,737,000

Net cash (used in) provided by investing activities	(11,829,817)	8,025,988	600,444

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	245,684	130,184	—
Proceeds from the exercise of common stock options and warrants	14,618,569	1,702,138	2,407,160
Payment of withholding taxes related to stock-based employee compensation	(1,166,572)	(868,557)	(771,555)

Net cash provided by financing activities	13,697,681	963,765	1,635,605

DECREASE IN CASH AND CASH EQUIVALENTS	(2,332,274)	(5,620,455)	(5,549,115)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,701,126	28,321,581	33,870,696

CASH AND CASH EQUIVALENTS, END OF YEAR	$20,368,852	$22,701,126	$28,321,581

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:

Universal Display Corporation (Company) is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) (Note 3), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries) (Note 7), the Company has established a significant portfolio of proprietary OLED technologies and materials.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., Universal Display Corporation Hong Kong, Ltd. and Universal Display Corporation Korea, Inc. All intercompany transactions and accounts have been eliminated.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the area of revenue recognition for license agreements, useful life of acquired technology, stock-based compensation and the valuation of stock warrant and retirement plan benefit liabilities. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining short-term investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Short-term investments at December 31, 2010 and 2009 consist of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

December 31, 2010-
Certificates of deposit	$7,167,818	$62	$(7,919)	$7,159,961
Corporate bonds	30,423,518	19,964	(642)	30,442,840
U.S. Government bonds	15,189,511	3,040	(807)	15,191,744

	$52,780,847	$23,066	$(9,368)	$52,794,545

December 31, 2009-
Certificates of deposit	$8,688,457	$1,633	$(7,245)	$8,682,845
U.S. Government bonds	32,458,981	31,140	(11)	32,490,110

	$41,147,438	$32,773	$(7,256)	$41,172,955

All short-term investments held at December 31, 2010 will mature within one year.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  The Company’s accounts receivable balance is a result of chemical sales, royalties, license fees, and U.S. government contract revenues.  These receivables have historically been paid timely.  Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required.  The Company recorded no bad debt expense in the years ending December 31, 2010, 2009 and 2008.

Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$8,234,698	$8,234,698	$—	$—
Short-term investments	52,794,545	52,794,545	—	—
Stock warrant liability	10,659,755	—	—	10,659,755

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$14,200,795	$14,200,795	$—	$—
Short-term investments	41,172,955	41,172,955	—	—
Stock warrant liability	3,720,165	—	—	3,720,165

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the years ended December 31, which has been classified in Level 3 in the fair value hierarchy:

	2010	2009

Fair value of stock warrant liability, beginning of year	$3,720,165	$—
Cumulative effect of reclassification of stock warrant liability under ASC 815, see “Stock Warrant Liability” below	—	2,689,110
Loss for period	10,077,065	1,031,055
Warrants exercised	(3,137,475)	—

Fair value of stock warrant liability, end of year	$10,659,755	$3,720,165

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at December 31:

	2010	2009

Contractual life (years)	0.6	0.1-1.6
Expected volatility	55.6%	40.5-76.7%
Risk-free interest rate	0.2%	0.1-0.8%
Annual dividend yield	—	—

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents, short-term investments and stock warrant liability are carried at fair value as noted above.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of 30 years for building, 15 years for building improvements, and three to seven years for office and lab equipment and furniture and fixtures. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2010, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. No such revisions were required for the years ended December 31, 2009 or 2008.

Stock Warrant Liability

On January 1, 2009, we adopted certain revised provisions of Accounting Standards Codification (ASC) 815, Derivatives and Hedging. These provisions apply to freestanding financial instruments or embedded features that have the characteristics of a derivative and to freestanding financial instruments that are potentially settled in an entity’s own common stock and provide guidance related to the determination of whether these instruments should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period.  At January 1, 2009, the Company had warrants to purchase shares of common stock outstanding containing a “down-round” provision.  In accordance with the guidance in these revised provisions, the fair value of these warrants was required to be reported as a liability, with the changes of fair value recorded on the statement of operations.  As such, on January 1, 2009, the fair value of these warrants at that date of $2,689,110 was reclassified from equity to a liability.  As a result of the change, the original fair value of the warrants at the date of issuance of $6,557,928 was recorded as a reduction to additional paid-in capital.  In addition, accumulated deficit, as of January 1, 2009, decreased to reflect the cumulative effect of the adoption of these provisions.  The Company continues to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as the warrants are exercised or expire.  The change in fair value of the warrants resulted in a loss on the statement of operations of $10,777,065 and $1,031,055 for the years ended December 31, 2010 and 2009, respectively.  The fair value of the remaining outstanding warrants which expire in August 2011, was $10,659,755 at December 31, 2010 and is reflected as a current liability in the accompanying balance sheet.

The fair value of the stock warrant liability is determined using the Black-Scholes option pricing model as noted above in “Fair Value Measurements”. Although we use our best estimates when setting these assumptions, changes in assumptions could cause significant adjustments to the fair value of the stock warrant liability, which are recorded as a gain or loss on the statement of operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the impact of unvested restricted stock awards and restricted stock units and shares to be issued under the Employee Stock Purchase Plan (ESPP). For the years ended December 31, 2010, 2009 and 2008, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and units of 3,165,048, 4,299,598 and 4,756,274, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted net loss per common share as the impact would have been anti-dilutive.

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

The Company has received non-refundable advance license and royalty payments under certain development and technology evaluation agreements. Certain of these payments are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such license agreements are executed or negotiations have ceased and Company management determines that there is no appreciable likelihood of executing a license agreement with the other party. Revenue would then be recognized over the expected useful life of the relevant licensed technology, if there is an effective license agreement, or at the time Company management determines that there is no appreciable likelihood of an executable license agreement. Amounts deferred are classified as current and non-current based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions, amounts classified as current as of December 31, 2010, may not be recognized as revenue over the next twelve months. Advanced payments received under agreements that are not creditable against license fees are deferred and recognized as revenue over the term of the agreement.  Royalty revenue is recognized when earned and the amount is fixed and determinable.

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

Included in accounts receivable as of December 31, 2010 and 2009 are unbilled receivables of $1,095,329 and $1,405,987, respectively. All amounts are billed and collected within one year.

Cost of Chemicals Sold

Cost of chemicals sold represents costs associated with the sale of commercial chemicals.  Certain reclassifications were made to the statement of operations between cost of chemicals sold and research and development expenses for 2009 and 2008 to reflect this current presentation.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

	Year Ended December 31,
	2010	2009	2008

Development and operations in the Company’s facility	$14,959,399	$14,350,130	$13,628,598
Costs incurred under sponsored research agreements	1,143,052	1,264,983	1,153,549
PPG OLED Materials Agreement (Note 7)	3,296,227	3,266,980	2,367,668
Amortization of intangibles	1,234,272	1,695,072	1,695,072
Scientific Advisory Board compensation	1,062,189	544,991	375,766

	$21,695,139	$21,122,156	$19,220,653

Patent Costs

Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred. Costs to successfully defend a challenge to a patent are capitalized to the extent of an evident increase in the value of the patent. Costs that relate to an unsuccessful outcome are charged to expense.

Statement of Cash Flow Information

The following non-cash activities occurred:

	Year Ended December 31,
	2010	2009	2008

Unrealized (loss) gain on available-for-sale securities	$(11,819)	$(100,980)	$176,699
Common stock issued for royalties that was earned in a previous period	81,273	81,954	66,403
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	314,181	309,802	299,968
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	929,552	1,031,645	867,510
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	3,137,475	—	—
Common stock issued to non-employee that was earned in a previous period	—	—	991

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

The grant-date fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures.  The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of the grant.  The Company issues new shares upon the exercise or vesting of share-based payment awards.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued guidance which will affect the revenue recognition accounting policies for transactions that involve multiple deliverables. The new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Retrospective application to prior years is permitted, but not required. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes. In many circumstances, the new guidance under these consensuses will require significant changes to a company’s revenue recognition policies and procedures, including system modifications. The Company does not expect this new guidance to have a material impact on its results of operations or financial position.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this new guidance did not have an impact on the Company’s results of operations or financial position.

In April 2010, the FASB issued guidance allowing the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in annual reporting periods, and interim periods within those years, beginning after June 15, 2010. Retrospective application is permitted. The Company does not expect this guidance to have a material impact on its results of operations or financial position.

3.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

The Company funded OLED technology research at Princeton and, on a subcontractor basis, at USC, for 10 years under a Research Agreement executed with Princeton in August 1997 (1997 Research Agreement).  The Principal Investigator conducting work under the 1997 Research Agreement transferred to Michigan in January 2006.  Following this, the 1997 Research Agreement was allowed to expire on July 31, 2007.

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (2006 Research Agreement) was effective as of May 1, 2006, and had an original term of three years.  The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred.  The Company incurred $2,155,570 in research and development expense for work performed under the 2006 Research Agreement during the original term, which ended on April 30, 2009.

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. As of December 31, 2010, the Company is obligated to pay USC up to $5,116,668 for work to actually be performed during the remaining extended term, which runs through April 30, 2013.  From May 1, 2009 through December 31, 2010, the Company incurred $1,474,229 in research and development expense for work performed under the amended 2006 Research Agreement.

On October 9, 1997, the Company, Princeton and USC entered into an Amended License Agreement (1997 Amended License Agreement) under which Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton and USC under the 1997 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company incurred $555,546, $222,721, and $223,901 of royalty expense in connection with the agreement for the years ended December 31, 2010, 2009 and 2008, respectively.

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

4.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2010	2009

Land	$820,000	$820,000
Building and improvements	11,163,569	11,164,063
Office and lab equipment	14,630,062	14,504,076
Furniture and fixtures	339,599	332,818
Construction-in-progress	93,525	16,296

	$27,046,755	26,837,253
Less: Accumulated depreciation	(17,335,662)	(15,788,490)

Property and equipment, net	$9,711,093	$11,048,763

Depreciation expense was $1,706,816, $2,069,626 and $1,943,184 for the years ended December 31, 2010, 2009 and 2008, respectively.

5.	ACQUIRED TECHNOLOGY:

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola. These intangible assets consist of the following:

	December 31,
	2010	2009

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola	15,469,468	15,469,468

	16,950,718	16,950,718
Less: Accumulated amortization	(16,950,718)	(15,716,446)

Acquired technology, net	$—	$1,234,272

Amortization expense for all intangible assets was $1,234,272 for the year ended December 31, 2010 and $1,695,072 for each of the years ended December 31, 2009 and 2008. As of December 31, 2010, the acquired technology was fully amortized.

The Company was required under a license agreement to pay Motorola royalties on gross revenues earned by the Company from its sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues related specifically to inventions claimed in the patent rights licensed from Motorola.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded royalty expenses of $310,356, $162,558 and $163,916, respectively. To satisfy the royalty obligation, the Company issued to Motorola 7,200 and 12,015 shares of the Company’s common stock, valued at $81,273 and $81,954 and paid $81,285 and $81,962 in cash for the years ended December 31, 2009 and 2008, respectively, which were issued in 2010 and 2009, respectively.

On March 9, 2011, the Company entered into a Patent Purchase Agreement (Purchase Agreement) to purchase the patents previously licensed from Motorola. The Purchase Agreement eliminated any obligation to the Company to make additional royalty payments to Motorola under the License Agreement, including the 2010 royalty obligation.  In consideration for this assignment and transfer of the patents, the Company made a one-time cash payment to Motorola, and granted Motorola a royalty-free, non-exclusive and non-sublicensable license under the Patent Properties for use by Motorola and its affiliates in their respective businesses. Such payment was not material to the Company's overall operations.

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2010	2009

Compensation	$4,013,391	$3,440,951
Royalties	865,902	385,279
Consulting	340,543	357,064
Professional fees	558,929	406,381
Subcontracts	87,137	178,206
Research and development agreements	751,701	332,741
Other	288,686	138,248

	$6,906,289	$5,238,870

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On October 1, 2000, the Company entered into a five-year Development and License Agreement (Development Agreement) and a seven-year Supply Agreement (Supply Agreement) with PPG Industries.  Under the Development Agreement, a team of PPG Industries scientists and engineers assisted the Company in developing its proprietary OLED materials and supplied the Company with these materials for evaluation purposes.  Under the Supply Agreement, PPG Industries supplied the Company with its proprietary OLED materials that were intended for resale to customers for commercial purposes.

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG Industries (OLED Materials Agreement).  The OLED Materials Agreement superseded and replaced in their entireties the Development Agreement and Supply Agreement effective as of January 1, 2006, and extended the term of the Company’s relationship with PPG Industries through December 31, 2009. The term of the OLED Materials Agreement has subsequently been extended through December 31, 2012. Under the OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.    The Company is currently in the process of negotiating a further extension of the OLED Materials Agreement.

Under the OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter.  The Company is required to pay for some of these services in cash and for other of the services through the issuance of shares of the Company’s common stock.  Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash.  The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30.  If, however, this average closing price is less than $6.00, the Company is required to compensate PPG Industries in cash.

The Company is also required under the OLED Materials Agreement to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

During the years ended December 31, 2010, 2009 and 2008, the Company issued to PPG Industries 72,873, 110,839 and 82,669 shares of the Company’s common stock, respectively, as consideration for services provided by PPG Industries under the OLED Materials Agreement.  For these shares, the Company recorded charges of $1,173,346, $1,088,766 and $1,150,714 to expense for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also recorded $2,122,882, $2,178,214 and $1,216,954 in expense for the cash portion of the reimbursement of expenses to and work performed by PPG Industries, excluding amounts paid for commercial chemicals, during the years ended December 31, 2010, 2009 and 2008, respectively.

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

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (Series A) to American Biomimetics Corporation (ABC) pursuant to a certain Technology Transfer Agreement between the Company and ABC. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. This right has never been exercised. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends.

9.	SHAREHOLDERS’ EQUITY:

Effective as of each of March 31, 2010, June 30, 2010 and September 30, 2010, the Company issued 5,760 shares and, as of December 31, 2010, the Company issued 5,756 shares of fully vested common stock to certain members of its Board of Directors as partial payment for services performed for the periods ended on such dates. The fair value of the shares issued was $284,725, of which $270,523 was recorded as a compensation charge in selling, general and administrative expense for the year ended December 31, 2010, and $14,202 was accrued for as a corresponding charge for the year ended December 31, 2009. During the years ended December 31, 2009 and 2008, respectively, the Company issued 22,260 and 21,100 shares of fully vested common stock to members of its Board of Directors. The fair value of the shares issued was $205,905 and $369,250, respectively, which was recorded as a compensation charge in selling, general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2010, warrants to purchase 586,972 shares of the Company’s common stock were outstanding. The weighted average exercise price for these warrants was $12.60, and the warrants expire in August 2011. During the years ended December 31, 2010, 2009 and 2008, respectively, warrants to purchase 677,826, 61,024, and 135,415 shares of common stock were exercised, resulting in proceeds to the Company of $9,515,232, $618,783 and $1,187,050, respectively. Subsequent to December 31, 2010 through March 15, 2011, warrants to purchase 269,676 shares of common stock were exercised, resulting in proceeds to the Company of $3,041,235.

In January 2011, 2010 and 2009, the Company granted a total of 59,472, 127,995 and 194,955 shares of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2010, 2009 and 2008, respectively.  The fair value of the shares issued was $1,768,493, $1,513,710 and $1,673,352, respectively, for employees and $299,943, $299,979 and $299,997, respectively, for non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2010, 2009 and 2008, respectively.  In connection with the issuance of these grants, 18,792, 41,259 and 63,372 shares, with a fair value of $655,010, $585,220 and $641,707, were withheld in satisfaction of employee tax withholding obligations in 2011, 2010 and 2009, respectively. The stock awards were recorded as a compensation charge for the years ended December 31, 2010, 2009 and 2008 in general and administrative expense in the amounts of $1,193,545, $1,051,697 and $1,162,221, respectively, and in research and development expense in the amounts of $874,891, $761,992 and $811,128, respectively.

10.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a Stock Option Plan (1995 Plan), under which options to purchase a maximum of 500,000 shares of the Company’s common stock were authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.  Through December 31, 2010, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the 1995 Plan to 7,000,000, and have extended the term of the 1995 Plan through 2015.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.  At December 31, 2010, there were 597,167 shares that remained available to be granted under the Equity Compensation Plan.

The following table summarizes the stock option activity during the year ended December 31, 2010 for all grants under the Equity Compensation Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at January 1, 2010	2,596,501	$10.65
Granted	10,000	9.00
Exercised	(681,478)	9.69
Forfeited	—	—
Cancelled	(120,750)	21.08

Outstanding at December 31, 2010	1,804,273	10.30
Vested and expected to vest	1,804,273	10.30
Exercisable at December 31, 2010	1,804,273	10.30

The weighted average grant date fair value of stock options granted in 2010, 2009 and 2008 was $3.84, $8.06 and $8.80, respectively.  The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rates, dividend yields and expected life.  Expected volatility was based on the Company’s historical daily stock price volatility.  The risk-free rate was based on average U.S. Treasury security yields in the quarter of the grant.  The dividend yield was based on historical information.  The expected life was determined using historical information and management estimates.  The following table provides the assumptions used in determining the fair value of the stock options for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008

Dividend yield rate	0%	0%	0%
Expected volatility	46.3%	74.8%	49.4%
Risk-free interest rates	0.2%	3.6%	2.8%
Expected life	0.3 Years	10 Years	5 Years

The following table summarizes the status of unvested stock options at December 31, 2010, and the weighted-average grant date fair value of these stock options at December 31, 2010:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Unvested options at January 1, 2010	9,000	$10.87
Granted	10,000	3.84
Vested	(19,000)	7.17
Forfeited	—	—

Unvested options at December 31, 2010	—	$—

A summary of stock options outstanding and exercisable by price range at December 31, 2010 is as follows:

	Outstanding and Exercisable
	Number of	Weighted-
	Options	Average	Weighted-
	Outstanding	Remaining	Average	Aggregate
	at December 31,	Contractual	Exercise	Intrinsic
Exercise Price	2010	Life (Years)	Price	Value (A)

$5.45–8.17	559,515	3.08	$7.05	$13,206,746
8.18-12.27	821,550	3.10	9.87	17,073,926
12.28–18.42	423,208	3.37	15.44	6,436,733

$5.45–18.42	1,804,273	3.16	$10.30	$36,717,405

(A)	The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2010.

The total intrinsic value of stock awards exercised during the years ended December 31, 2010, 2009 and 2008 was $8,075,057, $2,310,832 and $1,820,464, respectively.  The Company recorded as compensation expense related to the vesting of all employee stock options charges of $30,497, $97,145 and $211,348 for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, 54,650 shares of common stock, valued at $1,500,931, were tendered to net share settle the exercise of options.

The Company has issued restricted stock to employees and non-employee members of the Scientific Advisory Board with vesting terms of one to three years.  The fair value is equal to the market price of the Company’s common stock on the date of grant. Expense for restricted stock is amortized ratably over the vesting period for the awards issued to employees and using a graded vesting method for the awards issued to non-employee members of the Scientific Advisory Board.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded, as compensation charges related to all restricted stock and certain other awards, general and administrative expense of $2,024,507, $993,357 and  $647,666, respectively, and research and development expense of $1,421,686, $761,046 and $445,318, respectively. In connection with the vesting of deferred and restricted stock awards during the years ended December 31, 2010, 2009 and 2008, respectively, 40,049, 22,164 and 13,183 shares, with an aggregate fair value of $581,833, $209,685 and $226,710, were withheld in satisfaction of tax withholding obligations.

In addition, on January 6, 2011, the Company granted a total of 91,097 shares of restricted common stock to employees and non-employee members of the Scientific Advisory Board for services to be rendered.  The restricted stock had a fair value of $3,168,384 on the date of grant and vests over one to three years from the date of grant.

The following table summarizes the stock activity related to restricted stock awards and units and fully vested share based payment awards:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested, January 1, 2010	266,127	$12.57
Granted	787,595	13.54
Vested	(279,919)	14.46
Cancelled	—	—

Unvested, December 31, 2010	773,803	$12.87

The weighted average grant-date fair value of restricted stock awards and units and fully vested shares based payment awards granted was $13.54, $10.12 and $17.53 in 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

On April 7, 2009, the Board of Directors of the Company adopted an Employee Stock Purchase Plan (ESPP).  The ESPP was approved by the Company’s shareholders and became effective on June 25, 2009.  The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP.  Unless sooner terminated by the Board of Directors, the ESPP will expire when all reserved shares have been issued.

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

For years ended December 31, 2010 and 2009, the Company issued 19,583 and 14,056 shares of its common stock under the ESPP, resulting in proceeds of $245,684 and $130,184, respectively. For the year ended December 31, 2010 and 2009, the Company recorded charges of $26,061 and $15,276 to general and administrative expense and $50,834 and $27,718 to research and development expense, respectively, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

11.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2010 there were five participants in the SERP.

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

In connection with the initiation of the SERP, the Company recorded cost related to prior service of $5,611,079 as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for year ended December 31, 2011 is $584,487.

Information relating to the Company’s plan is as follows:

Year Ended December 31, 2010
Change in benefit obligation:
Benefit obligation, upon plan adoption	$5,611,079
Service cost	331,837
Interest cost	256,041
Actuarial loss	878,944
Benefit obligation, end of year	7,077,901

Fair value of plan assets	—

Unfunded status of the plan, end of year	$7,077,901

Current liability	$—
Noncurrent liability	7,077,901

The accumulated benefit obligation for the plan was $5,890,000 as of December 31, 2010.

The components of net periodic pension cost were as follows:

Year Ended December 31, 2010
Service cost	$331,837
Interest cost	256,041
Amortization of prior service cost	438,366
Total net periodic benefit cost	$1,026,244

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

Year Ended December 31, 2010
Discount rate	5.44%
Rate of compensation increases	3.5%

Assumptions used to determine the net periodic pension cost were as follows:

Year Ended December 31, 2010
Discount rate	6.13%
Rate of compensation increases	3.5%

Actuarial losses are amortized from accumulated other comprehensive loss into net periodic pension cost over future years based upon the average remaining service period of active plan participants, when the accumulation of such losses exceeds 10% of the year end benefit obligation. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost(credit)) is included in the Company’s results of operations on a straight-line basis over the average remaining service period of active plan participants.

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2011 are as follows:

Amortization of prior service cost	$584,000
Amortization of loss	16,000
Total	$600,000

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows:

Year	Projected Benefits
2011	$—
2012	195,000
2013	467,000
2014	467,000
2015	467,000
2016-2020	4,098,000
Thereafter	14,902,000

12.	COMMITMENTS AND CONTINGENCIES:

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

The Company has agreements with six executive officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. Each executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology, Ltd. (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (EP ‘958 patent).  The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073.  These patents relate to the Company’s FOLED® flexible OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The European Patent Office (EPO) conducted an Oral Hearing in this matter on October 6, 2009.  No representative from CDT attended the Oral Hearing.  At the conclusion of the Oral Hearing, the EPO panel announced its decision to reject the opposition and to maintain the patent as granted.  The minutes of the Oral Hearing were dispatched on October 27, 2009, and the EPO issued its official decision on November 26, 2009.

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (EP ‘238 patent).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to the Company’s UniversalPHOLED® phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition.  The Company requested a two-month extension to file this response, which the Company subsequently filed in a timely manner.  The Company is still waiting for the EPO to notify it of the date of the Oral Hearing.  The Company is also waiting to see whether the other parties in the opposition file any additional documents, to which the Company may respond.

At this time, Company management cannot make any prediction as to the probable outcome of the opposition.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (JPO) for its Japan Patent No. 3992929 (JP ‘929 patent), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

On August 24, 2010, the JPO issued a Notice for an Oral Hearing in this matter, which was held on November 16, 2010.  On February 28, 2011, the Company learned that the JPO had issued a decision recognizing its invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  Company management believes that the JPO’s decision invalidating these claims was erroneous.  The Company is still waiting to receive a translated copy of the JPO’s decision, after which it plans to appeal this portion of the decision to the Japanese IP High Court.

At this time, based on its current knowledge, Company management believes that the JPO decision invalidating certain claims in our JP ‘929 patent should be overturned on appeal.  However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (EP ‘270 patent).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to the Company’s PHOLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basil, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the due date for the Company to file its response, subject to extension.  The Company requested a two-month extension to file this response, and the Company subsequently filed its response in a timely manner.  The Company is still waiting for the EPO to notify it of the date of the Oral Hearing.  The Company is also waiting to see whether any of the other parties in the opposition file additional documents, to which the Company may respond.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (JP ‘781 patent) and 4358168 (JP ‘168 patent), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by Semiconductor Energy Laboratory Co., Ltd., of Kanagawa, Japan.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  Under its license agreement with Princeton, the Company is also required to pay all legal costs and fees associated with these two proceedings.

The JPO set a due date of August 18, 2010 for the Company to file its response to the evidence and arguments submitted with the requests for the Invalidation Trials.  The Company requested and the JPO granted a 30-day extension for the Company to file its response, which was timely filed.

Additional written statements were filed in January 2011 in response to a request by the JPO, addressing points that were expected to be raised by the JPO at the Oral Hearing that was held on February 1, 2011.  Another written statement was submitted in February 2011 to address additional points raised at the Oral Hearing.

At this time, Company management cannot make any prediction as to the probable outcome of the Invalidation Trials.  However, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will both be declared valid, and that all or a significant portion of their claims will be upheld.

Interference involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University, Junior Party, (The Universities) and Fujifilm Holding Corporation (Fuji), Senior Party.  The dispute is between The Universities’ U.S. Patent No 6,902,830 (’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5.  The ‘830 patent relates to the Company’s UniversalPHOLED® phosphorescent OLED technology.  It is exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The USPTO declares an interference when two or more parties claim the same patentable invention.  The objective of an interference is to contest which party, if any, has both a right to participate in the proceeding and a right to the claimed invention and, if more than one party does, then to contest which party has the earliest priority date for the claimed invention.

At a telephone hearing on January 28, 2011, the Universities were authorized to file seven motions, which all have a due date of April 29, 2011.  The Company is currently preparing to file these motions.

At this time, Company management cannot make any prediction as to the probable outcome of the Interference.  However, based on its current knowledge, Company management believes there is a substantial likelihood that its claims 48-52 of the ‘830 patent will prevail.

Request for an Invalidation Trial in Korea for Patent No. 10-0998059

On March 10, 2011, the Company received informal notice from its Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for its Korean Patent No. 10-0998059 (KR ‘059 patent), which was issued on November 26, 2010.  The Company does not yet know who filed the request.  The KR ‘059 patent is a Korean counterpart patent to the OVJP Organic Vapor Jet Printing family of U.S. patents originating from US 7,431,968.  At this time, Company management cannot make any prediction as to the probable outcome of this Invalidation Trial.

13.	CONCENTRATION OF RISK:

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $4,939,546, $4,373,316, and $2,815,062 for the years ended December 31, 2010, 2009 and 2008, respectively, has been derived from contracts with United States government agencies.  Revenues derived from contracts with government agencies represented 16%, 28% and 25% of the consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Revenues and accounts receivable from our largest non-government customers for the years ended December 31 were as follows:

	2010		2009		2008
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	35%	$2,635,290	31%	$528,150	42%	$657,000
B	23%	2,246,295	9%	630,800	1%	13,000
C	—%	—	10%	—	2%	—

The Company’s relationships with customers A and B are under agreements that are presently scheduled to expire within the next twelve months.

Revenues from outside of North America represented 82%, 70% and 72% of the consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

All chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES:

                   The components of the income tax benefit are as follows:

	Year ended December 31,
	2010	2009	2008
Current income tax benefit (expense):
Federal	$—	$104,428	$—
State	464,162	25,487	962,478
Foreign	(329,813)	—	—
	134,349	129,915	962,478
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—

Income tax benefit	$134,349	$129,915	$962,478

The difference between the Company’s federal statutory income tax rate and its effective income tax rate is primarily due to the increase in the valuation allowance, as well as state income tax benefits, foreign withholding tax, non-deductible expenses and general business credits. Substantially all of the Company’s loss before income tax benefit is derived from domestic operations. The Company’s valuation allowance increased $7,072,000, $11,232,000, and $7,692,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, the Company had net operating loss and credit carry forwards. The Company’s net operating loss carry forwards differ from the accumulated deficit principally due to the timing of the recognition of certain expenses.  A portion of the Company’s net operating loss carry forwards relate to tax deductions from stock-based compensation that would be accounted for as an increase to additional-paid-in-capital for financial reporting purposes to the extent such future deductions could be utilized by the Company. In accordance with the Tax Reform Act of 1986, utilization of the Company’s net operating loss and general business credit carry forwards could be subject to limitations because of certain ownership changes.  The following table summarizes Company tax loss and tax credit carry forwards at December 31, 2010:

	Related Tax	Deferred Tax	Expiration
	Deduction	Asset	Date

Loss carry forwards:
Federal net operating loss	$176,277,000	$59,934,000	2011 to 2030
State net operating loss	129,820,000	7,695,000	2011 to 2030

Total loss carry forwards	$306,097,000	$67,629,000

Tax credit carry forwards:
Research tax credit	n/a	$6,451,000	2020 to 2030
State tax credits	n/a	1,943,000	2019 to 2025

Total credit carry forwards	n/a	$8,394,000

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009

Gross deferred tax assets:
Net operating loss carry forwards	$67,629,000	$64,723,000
Capitalized technology license	3,811,000	3,769,000
Stock options and warrants	411,000	83,000
Accruals and reserves	3,290,000	418,000
Deferred revenue	3,235,000	4,105,000
Other	827,000	635,000
Tax credit carry forward	8,394,000	6,792,000

	87,597,000	80,525,000
Valuation allowance	(87,597,000)	(80,525,000)

Net deferred tax asset	$—	$—

During the year ended December 31, 2009, the Company received federal cash refunds of $104,428 related to research and development credits.  The Company also received state cash refunds of $25,487 from claims for overpaid New Jersey Alternative Minimum Assessment tax for taxable years 2003 to 2006.  During the years ended December 31, 2010 and 2008, the Company sold approximately $3.8 million and $12.5 million, respectively, of its net state operating losses and $194,000 and $0 of its research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program, and received net proceeds of $464,162 and $962,478, respectively, during these years.  The Company recorded the proceeds as an income tax benefit.  During the year ended December 31, 2010 the Company paid foreign withholding taxes on South Korean royalty income of $329,813 which was recorded as current income tax expense.

A valuation allowance has been established for all of the deferred tax assets because the Company has incurred substantial operating losses since inception and expects to incur additional losses in 2011. At this time, Company management has concluded that these deferred tax assets are not realizable.

The Company does not have any liability recorded for uncertain tax positions as of December 31, 2010 and December 31, 2009. Company management does not anticipate any material change in its uncertain tax positions in the next twelve months. The Company’s federal income tax returns for 2007 through 2010 are open tax years and are subject to examination by the Internal Revenue Service. State tax years (Pennsylvania, New Jersey, Idaho and California) that remain open to examination range from 2006 to 2010.

The Company filed for and was granted a five-year exemption on withholding tax on royalty payments received from Samsung SMD under its patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to the Company.  In 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%.

15.	DEFINED CONTRIBUTION PLAN:

The Company maintains the Universal Display Corporation 401(k) Plan (Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (Code).  The Plan covers substantially all full-time employees of the Company.  Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation.  For the years ended December 31, 2010, 2009 and 2008, the Company contributed $245,026, $230,395 and $200,956, respectively, to the Plan.

16.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2010. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2010:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$4,246,650	$8,446,829	$7,055,861	$10,795,040	$30,544,380
Net loss	(2,978,331)	(4,436,095)	(7,186,570)	(5,316,414)	(19,917,410)
Basic and diluted net loss per common share	(0.08)	(0.12)	(0.19)	(0.14)	(0.53)

Year ended December 31, 2009:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$2,833,858	$2,956,354	$5,145,393	$4,851,012	$15,786,617
Net loss	(5,569,599)	(6,415,178)	(4,672,847)	(3,847,696)	(20,505,320)
Basic and diluted net loss per common share	(0.15)	(0.18)	(0.13)	(0.10)	(0.56)