Form 10-Q
period 2011-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2011-05-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of May 4, 2011, the registrant had outstanding 45,362,467 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,105,759	$20,368,852
Short-term investments	66,819,553	52,794,545
Accounts receivable	5,985,388	7,247,873
Other current assets	1,683,215	1,988,239

Total current assets	332,593,915	82,399,509
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$17,680,439 and $17,335,662	9,814,557	9,711,093
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$16,955,603 and $16,950,718	434,760	—
OTHER ASSETS	332,460	216,529

TOTAL ASSETS	$343,175,692	$92,327,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,277,646	$2,155,489
Accrued expenses	4,968,815	6,906,289
Deferred revenue	5,081,214	5,323,154
Stock warrant liability	13,109,785	10,659,755

Total current liabilities	25,437,460	25,044,687
DEFERRED REVENUE	3,611,843	2,775,024
RETIREMENT PLAN BENEFIT LIABILITY	7,309,619	7,077,901

Total liabilities	36,358,922	34,897,612

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 45,353,273 and 38,936,571 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	453,533	389,366
Additional paid-in capital	541,145,617	280,102,227
Accumulated deficit	(228,906,971)	(217,026,115)
Accumulated other comprehensive loss	(5,877,409)	(6,037,959)

Total shareholders’ equity	306,816,770	57,429,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$343,175,692	$92,327,131

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
REVENUE:
Commercial revenue	$4,744,075	$1,830,147
Developmental revenue	4,856,465	2,416,503

Total revenue	9,600,540	4,246,650

OPERATING EXPENSES:
Cost of chemicals sold	102,662	98,620
Research and development	6,555,118	4,828,797
Selling, general and administrative	3,871,957	2,642,246
Patent costs	1,613,042	781,259
Royalty and license expense	201,784	120,060

Total operating expenses	12,344,563	8,470,982

Operating loss	(2,744,023)	(4,224,332)
INTEREST INCOME	95,473	75,655
INTEREST EXPENSE	(9,638)	(7,059)
(LOSS) GAIN ON STOCK WARRANT LIABILITY	(8,926,212)	713,243

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(11,584,400)	(3,442,493)

INCOME TAX (EXPENSE) BENEFIT	(296,456)	464,162

NET LOSS	$(11,880,856)	$(2,978,331)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.31)	$(0.08)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	38,895,999	37,029,462

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,880,856)	$(2,978,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(705,121)	(710,626)
Depreciation	371,901	513,557
Amortization of intangibles	4,884	423,768
Amortization of premium and discount on investments, net	(64,039)	(43,619)
Stock-based employee compensation	1,038,968	463,133
Stock-based non-employee compensation	473	40,848
Non-cash expense under a materials agreement	9,181	243,459
Stock-based compensation to Board of Directors and Scientific Advisory Board	529,480	149,703
Loss (gain) on stock warrant liability	8,926,212	(713,243)
Retirement plan benefit expense	381,718	—
(Increase) decrease in assets:
Accounts receivable	1,262,485	944,958
Other current assets	305,024	38,655
Other assets	(115,931)	(18,281)
Increase in liabilities:
Accounts payable and accrued expenses	253,119	278,171
Deferred revenue	1,300,000	925,000

Net cash provided by (used in) operating activities	1,617,498	(442,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(475,365)	(89,300)
Purchase of intangibles	(439,644)	—
Purchase of short-term investments	(37,346,073)	(35,224,272)
Proceeds from sale of short-term investments	23,395,654	20,939,983

Net cash used in investing activities	(14,865,428)	(14,373,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	249,802,545	62,659
Proceeds from the exercise of common stock options and warrants	5,119,944	722,682
Payment of withholding taxes related to stock-based employee compensation	(3,937,652)	(1,116,387)

Net cash provided by (used in) financing activities	250,984,837	(331,046)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,736,907	(15,147,483)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,368,852	22,701,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	$258,105,759	$7,553,643

The following non-cash activities occurred:

Unrealized loss on available-for-sale securities	$(10,550)	$(33,511)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	299,943	314,181
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	1,113,483	929,552
Common stock issued for royalties that was earned in a previous period	—	81,273
Fair value of stock warrant liability reclassified to shareholders' equity upon exercise	6,476,182	—

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the Company) is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan),  Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries), the Company has established a significant portfolio of proprietary OLED technologies and materials (Notes 5 and 7).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2011 and results of operations and cash flows for the three months ended March 31, 2011 and 2010. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, other current assets and accounts payable approximates fair value in the accompanying financial statements due to the short-term nature of those instruments. See Note 4 for a discussion of short-term investments and stock warrant liability.

Cost of Chemicals Sold

Cost of chemicals sold represents costs associated with the sale of commercial chemicals.  Certain reclassifications were made to the statement of operations between cost of chemicals sold and research and development expenses for the three months ended March 31, 2010 to reflect this current presentation.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued guidance which affects the revenue recognition accounting policies for transactions that involve multiple deliverables. The new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment. The new guidance was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this new guidance on a prospective basis beginning January 1, 2011, and does not expect the adoption to have an impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of the additional disclosure requirements of this new guidance in the first quarter of 2011 did not have an impact on the Company’s results of operations, financial position, or disclosures.

In April 2010, the FASB issued guidance allowing the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in annual reporting periods, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application were permitted. The Company adopted this new guidance on a prospective basis beginning January 1, 2011, and does not expect the adoption to have an impact on the Company’s results of operations or financial position.

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

Short-term investments at March 31, 2011 and December 31, 2010 consisted of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

March 31, 2011 –
Certificates of deposit	$6,934,964	$176	$(6,928)	$6,928,212
Corporate Bonds	53,165,930	37,420	(7,109)	53,196,241
U.S. Government bonds	6,694,409	972	(281)	6,695,100
	$66,795,303	$38,568	$(14,318)	$66,819,553

December 31, 2010 –
Certificates of deposit	$7,167,818	$62	$(7,919)	$7,159,961
Corporate Bonds	30,423,518	19,964	(642)	30,442,840
U.S. Government bonds	15,189,511	3,040	(807)	15,191,744
	$52,780,847	$23,066	$(9,368)	$52,794,545

All short-term investments held at March 31, 2011 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011:

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$250,271,180	$250,271,180	$—	$—
Short -term investments	66,819,553	66,819,553	—	—
Stock warrant liability	13,109,785	—	—	13,109,785

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$8,234,698	$8,234,698	$—	$—
Short-term investments	52,794,545	52,794,545	—	—
Stock warrant liability	10,659,755	—	—	10,659,755

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended March 31, 2011 and 2010 which has been classified in Level 3 in the fair value hierarchy:

	2011	2010
Fair value of stock warrant liability, beginning of period	$10,659,755	$3,720,165
Loss (gain) for period	8,926,212	(713,243)
Warrants exercised	(6,476,182)	—
Fair value of stock warrant liability, end of period	$13,109,785	$3,006,922

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at March 31, 2011 and 2010:

	2011	2010
Contractual life (years)	0.4	1.4
Expected volatility	58.2%	74.1%
Risk-free interest rate	0.1%	0.7%
Annual dividend yield	—	—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

The Company funded OLED technology research at Princeton and, on a subcontractor basis, at USC, for 10 years under a Research Agreement executed with Princeton in August 1997 (the 1997 Research Agreement).  The Principal Investigator conducting work under the 1997 Research Agreement transferred to Michigan in January 2006.  Following this transfer, the 1997 Research Agreement was allowed to expire on July 31, 2007.

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (the 2006 Research Agreement) was effective as of May 1, 2006, and had an original term of three years.  The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred.  The Company incurred $2,155,570 in research and development expense for work performed under the 2006 Research Agreement during the original term, which ended on April 30, 2009.

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through March 31, 2011, the Company incurred $1,705,666 in research and development expense for work performed under the amended 2006 Research Agreement.

On October 9, 1997, the Company, Princeton and USC entered into an Amended License Agreement (as amended, the 1997 Amended License Agreement) under which Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton and USC under the 1997 Research Agreement.  Under this agreement, the Company is required to pay Princeton royalties for licensed products sold by the Company or its sublicensees.  For licensed products sold by the Company, the Company is required to pay Princeton 3% of the net sales price of these products.  For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton 3% of the revenues received by the Company from these sublicensees.  These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $199,285 and $68,392 for the three months ended March 31, 2011 and 2010, respectively.

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

6.	ACQUIRED TECHNOLOGY

In 2000, the Company entered into a license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will start expiring in the U.S. in 2012.

The Company was required under the license agreement with Motorola to pay Motorola annual royalties on gross revenues received on account of the Company’s sales of OLED products or components, or from its OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola. The Company accrued royalty expense in connection with this agreement of $49,168 for the three months ended March 31, 2010

On March 9, 2011, the Company purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents, pursuant to a Patent Purchase Agreement.  The Patent Purchase Agreement effectively terminated its license agreement with Motorola, including any obligation to make royalty payments to Motorola.

This acquired technology has an assigned value of $439,644 which is being amortized over a period of 7.5 years.

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG INDUSTRIES AGREEMENTS

On October 1, 2000, the Company entered into a five-year Development and License Agreement (the Development Agreement) and a seven-year Supply Agreement (the Supply Agreement) with PPG Industries.  Under the Development Agreement, a team of PPG Industries scientists and engineers assisted the Company in developing its proprietary OLED materials and supplied the Company with these materials for evaluation purposes.  Under the Supply Agreement, PPG Industries supplied the Company with its proprietary OLED materials that were intended for resale to customers for commercial purposes.

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG Industries (the OLED Materials Agreement). The OLED Materials Agreement superseded and replaced in their entireties the Development Agreement and Supply Agreement effective as of January 1, 2006, and extended the term of the Company’s relationship with PPG Industries through December 31, 2009. The term of the OLED Materials Agreement has subsequently been extended through December 31, 2012. Under the OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers. The Company is currently in the process of negotiating a further extension of the OLED Materials Agreement.

Under the OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter.  The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in all cash.  The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30.  If, however, this average closing price is less than $6.00, the Company is required to compensate PPG Industries in all cash.

The Company is also required under the OLED Materials Agreement to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company issued 181 and 20,409 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the three months ended March 31, 2011 and 2010, respectively.  For these shares, the Company recorded expense of $9,181 and $243,459 for the three months ended March, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, the Company recorded expense of $1,432,855 and $318,748 respectively, for the cash portion of the reimbursement of expenses to and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

8.	SHAREHOLDERS’ EQUITY

	Series A						Accumulated
	Nonconvertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, JANUARY 1, 2011	200,000	$2,000	38,936,571	$389,366	$280,102,227	$(217,026,115)	$(6,037,959)	$57,429,519
Net loss	—	—	—	—	—	(11,880,856)	—	(11,880,856)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	10,550	10,550
Amortization of prior service cost and actuarial loss for retirement plan	—	—	—	—	—	—	150,000	150,000
Comprehensive loss								(11,720,306)
Exercise of common stock options and warrants, net of tendered shares	—	—	538,116	5,381	11,590,745	—	—	11,596,126
Stock-based employee compensation, net of shares withheld for taxes (A)	—	—	94,122	941	(1,131,132)	—	—	(1,130,191)
Stock-based non-employee compensation	—	—	12	—	473	—	—	473
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	—	—	31,536	316	829,107	—	—	829,423
Issuance of common stock in connection with materials agreements	—	—	181	2	9,179	—	—	9,181
Issuance of common stock under an Employee Stock Purchase Plan	—	—	2,735	27	71,226	—	—	71,253
Issuance of common stock through a public offering, net of expenses of $14,768,708 (C)	—	—	5,750,000	57,500	249,673,792	—	—	249,731,292

BALANCE, MARCH 31, 2011	200,000	$2,000	45,353,273	$453,533	$541,145,617	$(228,906,971)	$(5,877,409)	$306,816,770

(A)
Includes $1,768,493 (50,848 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2011, less shares withheld for taxes in the amount of $655,010 (18,792 shares).

(B)	Includes $299,943 (8,624 shares) that was earned in a previous period and charged to expense when earned, but issued in 2011.
(C)
In March 2011, the Company sold 5,750,000 shares of its Common Stock at $46.00 per share in a registered underwritten public offering. The offering resulted in proceeds of $249,731,292, which was net of $14,768,708 in underwriting discounts and commissions and other costs associated with completion of the offering.

9.	STOCK-BASED COMPENSATION

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

Equity Compensation Plan

In 2003, the Company amended and restated its Stock Option Plan (now called the Equity Compensation Plan). Through March 31, 2011, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 7,000,000, and have extended the term of the plan through 2015.  The Board of Directors recently approved an amendment that would increase this number to 8,000,000, which amendment is subject to approval at the 2011 Annual Meeting of Shareholders.  The 1995 Plan was also amended and restated in 2003, and is now called the Equity Compensation Plan.

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Options to purchase shares of the Company’s common stock are authorized to be granted at prices not less than the fair market value of the common stock on the date of the grant, as determined by the Compensation Committee of the Board of Directors.

During the three months ended March 31, 2011, the Company did not grant any options to employees. The Company recorded as compensation expense related to the vesting of all employee stock options an expense of $0 and $22,232 for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company granted 84,197 shares of restricted stock awards and restricted stock units to employees.  The shares associated with these restricted stock awards and restricted stock units had a fair value of $2,928,372 on the date of grant and will vest in equal increments annually over one to three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense related to the vesting of restricted stock awards and restricted stock units previously granted to employees.  These expenses were charged to general and administrative expense in amounts of $727,661 and $295,815, and to research and development expense in amounts of $269,686 and $118,149, for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company also granted to employees 544 shares of common stock, which shares were issued and fully vested at the date of grant.  For the fair value of fully-vested shares that were issued to employees, the Company recorded charges to research and development expense of $21,500 and $8,500 for the three months ended March 31, 2011 and 2010, respectively.

In connection with all common stock issued to employees for the three months ended March 31, 2011, 99,768 shares of common stock with a fair value of $3,937,652 were withheld in satisfaction of tax withholding obligations.

During the three months ended March 31, 2011 the Company granted 24,000 cash-settled stock appreciation rights (SARs) to certain executive officers. The SARs represent the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeds the base price of the SAR award.  The base price of each SAR award is $34.78 per share.  The SARs vest on the first anniversary of the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date. For the three months ended March 31, 2011, the Company recorded compensation expense related to the vesting of the cash-settled SARs. These expenses were charged to general and administrative expense in amount of $35,660 and to research and development expense in amount of $86,604.

For the three months ended March 31, 2011, the Company issued a total 5,000 shares of common stock to members of its Board of Directors as partial compensation for services performed.  For the fair value of shares issued to its Board of Directors, the Company recorded charges to general and administrative expense of $55,905 and $67,631 for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, the Company granted a total of 6,900 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded charges to research and development expense for the vesting of all restricted stock awards to its Scientific Advisory Board of $473,575 and $82,072 for the three months ended March 31, 2011 and 2010, respectively.

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

For the three months ended March 31, 2011, the Company issued 2,735 shares of its common stock under the ESPP, resulting in proceeds of $71,253.  The Company recorded expenses of $6,001 and $5,975 to general and administrative expense and $14,185 and $11,490 to research and development expense related to the ESPP for the three months ended March 31, 2011 and 2010, respectively, which expenses equal the amount of the discount and the value of the look-back feature.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period.  Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the impact of unvested restricted stock awards and restricted stock units and shares to be issued under the ESPP.  For the three months ended March 31, 2011 and 2010, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and units of 2,483,015 and 4,645,852, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive. The 5,750,000 shares of the Company’s common stock issued in connection with the public offering completed in March 2011 were outstanding for only one day for the three months ended March 31, 2011. Future periods, which will include the shares as outstanding for the entire period, will have a significantly higher weighted average number of shares.

10.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (the SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of March 31, 2011 there were six participants in the SERP. The SERP benefit is based on a percentage of the participant’s annual base salary and the number of years of service.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates, and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows:

Three Months Ended March 31, 2011
Service cost	$135,459
Interest cost	96,259
Amortization of prior service cost	146,122
Amortization of actuarial loss	3,878
Total net periodic benefit cost	$381,718

11.	COMMITMENTS AND CONTINGENCIES

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

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (EP ‘958 patent).  The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073.  These patents relate to the Company’s FOLED™ flexible OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The European Patent Office (the EPO) conducted an Oral Hearing in this matter on October 6, 2009.  No representative from CDT attended the Oral Hearing.  At the conclusion of the Oral Hearing, the EPO panel announced its decision to reject the opposition and to maintain the patent as granted.  The minutes of the Oral Hearing were dispatched on October 27, 2009, and the EPO issued its official decision on November 26, 2009.

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

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition.  The Company requested a two-month extension to file this response, which the Company subsequently filed in a timely manner.  The Company is still waiting for the EPO to notify the Company of the date of the Oral Hearing.  The Company is also waiting to see whether the other parties in the opposition file any additional documents, to which the Company may respond.

At this time, Company management cannot make any prediction as to the probable outcome of the opposition.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for the Company’s Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

On August 24, 2010, the JPO issued a Notice for an Oral Hearing in this matter, which was held on November 16, 2010.  On February 28, 2011, the Company learned that the JPO had issued a decision recognizing the Company’s invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  Company management believes that the JPO’s decision invalidating these claims was erroneous, and the Company plans to appeal this portion of the decision to the Japanese IP High Court.

At this time, based on the Company’s current knowledge, Company management believes that the JPO decision invalidating certain claims in the Company’s JP ‘929 patent should be overturned on appeal as to all or a significant portion of the claims.  However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘270 patent).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to the Company’s PHOLED™ technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the due date for the Company to file the Company’s response, subject to extension.  The Company requested a two-month extension to file this response, and the Company subsequently filed the Company’s response in a timely manner.  The Company is still waiting for the EPO to notify the Company of the date of the Oral Hearing.  The Company is also waiting to see whether any of the other parties in the opposition file additional documents, to which the Company may respond.

At this time, Company management cannot make any prediction as to the probable outcome of the oppositions.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by SEL.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and

7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  Under the Company’s license agreement with Princeton, the Company is also required to pay all legal costs and fees associated with these two proceedings.

The JPO set a due date of August 18, 2010 for the Company to file the Company’s response to the evidence and arguments submitted with the requests for the Invalidation Trials.  The Company requested and the JPO granted a 30-day extension for the Company to file its response, which was timely filed.

Additional written statements were filed in January 2011 in response to a request by the JPO, addressing points that were expected to be raised by the JPO at the Oral Hearing that was held on February 1, 2011.  Another written statement was submitted in February 2011 to address additional points raised at the Oral Hearing.

On March 31, 2011, the Company learned that the JPO had issued decisions finding all the claims in the JP ‘781 and JP ‘168 patents invalid.  Company management believes that the JPO’s decisions invalidating these claims were erroneous and the Company plans to appeal the decisions to the Japanese IP High Court.

At this time, based on the Company’s current knowledge, Company management believes that the JPO decisions invalidating all the claims in the Company’s JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims.  However, Company management cannot make any assurances of this result.

Interference involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (the USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University (the Universities), Junior Party, and Fujifilm Holding Corporation (Fuji), Senior Party.  The dispute is between The Universities’ U.S. Patent No 6,902,830 (the ’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5.  The ‘830 patent relates to the Company’s UniversalPHOLED® phosphorescent OLED technology.  It is exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The USPTO declares an interference when two or more parties claim the same patentable invention.  The objective of an interference is to contest which party, if any, has both a right to participate in the proceeding and a right to the claimed invention and, if more than one party does, then to contest which party has the earliest priority date for the claimed invention.

At a telephone hearing on January 28, 2011, the Universities were authorized to file seven motions.  At a telephone conference on March 31, 2011, the USPTO granted Fuji’s request for an extension of the date for filing these motions due to the recent difficulties in Japan.  The USPTO established an extended filing date of June 3, 2011.  The Company is currently preparing the motions for filing by that date.

At this time, Company management cannot make any prediction as to the probable outcome of the Interference.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the Company’s claims 48-52 of the ‘830 patent will prevail.

Request for an Invalidation Trial in Korea for Patent No. 10-0998059

On March 10, 2011, the Company received informal notice from the Company’s Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for the Company’s Korean Patent No. 10-0998059 (the KR ‘059 patent), which was issued on November 26, 2010.  The Company does not yet know who filed the request.  The KR ‘059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from US 7,431,968.  At this time, Company management cannot make any prediction as to the probable outcome of this Invalidation Trial.

12.	CONCENTRATION OF RISK

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,924,623 and $1,131,902 for the three months ended March 31, 2011 and 2010, respectively, has been derived from contracts with United States government agencies. Revenues derived from contracts with government agencies represented 20% and 27% of consolidated revenue for the three months ended March 31, 2011 and 2010, respectively.

Revenues for the three months ended March 31, 2011 and 2010, and accounts receivable as of March 31, 2011 from our largest non-government customers were as follows:

	% of Total Revenue		Accounts Receivable
Customer	2011	2010	March 31, 2011
A	43%	36%	$907,801
B	20%	4%	1,627,500

The Company’s relationships with customers A and B are under agreements that are presently scheduled to expire within the next twelve months.

Revenues from outside of North America represented 79% and 71% of the consolidated revenue for the three months ended March 31, 2011 and 2010, respectively. Revenues by geographic area are as follows:

Country	2011	2010
United States	$2,002,123	$1,251,052

South Korea	6,154,050	2,193,551
Japan	1,115,297	649,450
Taiwan	287,023	147,950
Other	42,047	4,647
All foreign locations	7,598,417	2,995,598

Total revenue	$9,600,540	$4,246,650

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived tangible assets at international locations are not significant for each of the periods presented.

All chemical materials were purchased from one supplier. See Note 7.

13.	INCOME TAXES

The Company filed for and was granted a five-year exemption on withholding tax on royalty payments received from Samsung SMD under its patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to the Company.  In 2011 and 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%.  For the three months ended March 31, 2011, foreign income taxes of $296,456 were withheld in connection with royalty revenues.

During the three months ended March 31, 2010, the Company sold approximately $3.8 million of its state-related income tax net operating losses and $194,088 of its research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  The Company received proceeds of $464,162 from these sales and recorded these proceeds as an income tax benefit.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our PHOLED™ and other OLED technologies and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $228,906,971 as of March 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had an operating loss of $2,744,023 for the three months ended March 31, 2011, compared to an operating loss of $4,224,332 for the three months ended March 31, 2010. The decrease in the operating loss was due to the following:

•	an increase in revenue of $5,353,890; offset by

•	an increase in operating expenses of $3,873,581.

We had a net loss of $11,880,856 (or $0.31 per basic and diluted share) for the three months ended March 31, 2011, compared to a net loss of $2,978,331 (or $0.08 per basic and diluted share) for the three months ended March 31, 2010. The increase in net loss was due to an increase in loss on stock warrant liability of $9,639,455, offset mainly by a decrease in operating loss.

Our revenues were $9,600,540 for the three months ended March 31, 2011, compared to $4,246,650 for the three months ended March 31, 2010.

Commercial revenue increased to $4,744,075 for the three months ended March 31, 2011, compared to $1,830,147 for the three months ended March 31, 2010.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $1,230,828 in royalty revenue which mainly represented royalties received under our patent license agreement with Samsung SMD Co., Ltd. (Samsung SMD);

•	an increase of $1,136,085 in commercial chemical revenue; and

•	an increase of $527,310 in license fee revenue.

We cannot accurately predict how long our material sales to particular customers will continue, as our customers frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

In July 2010, we entered into an amendment to our patent license agreement with Samsung SMD.  The amendment extended the term of this agreement for three months and has subsequently been extended at three month intervals through June 30, 2011. As of the date of this filing, we are continuing to negotiate with Samsung SMD on the terms of a new business arrangement.

Developmental revenue increased to $4,856,465 for the three months ended March 31, 2011, compared to $2,416,503 for the three months ended March 31, 2010.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.  The increase in developmental revenue was primarily due to:

•	an increase of $1,646,550 in development chemical revenue, due mostly to increased purchases of development chemicals by customers that are preparing for commercial production; and

•	an increase in contract revenue of $792,721.

Cost of chemicals sold increased to $102,662 for the three months ended March 31, 2011, compared to $98,620 for the three months ended March 31, 2010, due to increased commercial chemical sales.

We incurred research and development expenses of $6,555,118 for the three months ended March 31, 2011, compared to $4,828,797 for the three months ended March 31, 2010. The increase was primarily due to:

•	increased costs of $879,829 incurred under our agreement with PPG Industries;

•	increased employee costs of $476,300 due primarily to increased salaries, costs associated with retirement benefits and stock compensation for certain executive officers; and

•	increased consulting costs of $391,504 due primarily to stock compensation for scientific advisory board members.

Selling, general and administrative expenses were $3,871,957 for the three months ended March 31, 2011, compared to $2,642,246 for the three months ended March 31, 2010. The increase was mainly due to:

•	increased employee costs of $601,796 due primarily to increased salaries and stock compensation for certain executive officers; and

•
expenses of $307,392 related to net periodic benefit costs of the Universal Display Corporation Supplemental Executive Retirement Plan (SERP) for certain executive officers, which was implemented in 2010. See Note 10 in the Notes to Consolidated Financial Statements

Patent costs increased to $1,613,042 for the three months ended March 31, 2011, compared to $781,259 for the three months ended March 31, 2010. The increase was mainly due to the timing of prosecution and maintenance costs associated with a number of patents and patent applications, as well as the timing of costs for certain ongoing and new patent matters.

Interest income increased to $95,473 for the three months ended March 31, 2011, compared to $75,655 for the three months ended March 31, 2010.  The increase was mainly attributable to increased rates of return on investments during the three months ended March 31, 2011, compared to rates of return during the same period in 2010.  Due to current market conditions, we anticipate low rates of return will continue for the foreseeable future.

At March 31, 2011, we had outstanding warrants to purchase 317,296 shares of common stock, which warrants contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $8,926,212 non-cash loss on our statement of operations for the three months ended March 31, 2011, compared to a $713,243 non-cash gain for the three months ended March 31, 2010.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are either exercised or expire in August 2011.

For the three months ended March 31, 2011, we had an income tax expense of $296,456 compared to an income tax benefit of $464,162 for the three months ended March 31, 2010. We filed for and were granted a five-year exemption on withholding tax on royalty payments received from Samsung SMD under our patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to us.  In 2011 and 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%. For the three months ended March 31, 2011, foreign income taxes of $296,456 were withheld in connection with our royalty revenues.

During the three months ended March 31, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  No such sales have occurred in 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $258,105,759 and short-term investments of $66,819,553, for a total of $324,925,312. This compares to cash and cash equivalents of $20,368,852 and short-term investments of $52,794,545, for a total of $73,163,397, as of December 31, 2010. The increase in cash and cash equivalents and short-term investments of $251,761,915 was primarily due to the completion in March 2011 of our public offering of 5,750,000 shares of our common stock at a price of $46.00 per share. The offering resulted in net proceeds of $249,731,292.

Cash provided from operating activities was $1,617,498 for the three months ended March 31, 2011, compared to cash used of $442,848 for the same period in 2010. The increase in cash provided in operating activities was mainly due to the following:

•	a decrease in net loss of $1,224,152, which amount excludes the impact of non-cash items;

•	an increase of $375,000 in deferred revenue and licensing fees received; and

•	the impact of the timing of receipt of accounts receivable of $317,527.

Cash provided by financing activities was $250,984,837 for the three months ended March 31, 2011, compared to cash used of $331,046 for the same period in 2010. The increase was due primarily to the completion in March 2011 of our public offering of 5,750,000 shares of our common stock at a price of $46.00 per share. The offering resulted in proceeds to us of $249,731,292, which was net of $14,768,708 in underwriting discounts and commissions and other costs associated with completion of the offering.

Working capital was $307,156,455 as of March 31, 2011 which included a stock warrant liability of $13,109,785, compared to $57,354,822 as of December 31, 2010.  The stock warrant liability will either expire or be exercised by August 2011, resulting in no cash outlay by us. Working capital, excluding the stock warrant liability, was $320,266,240 as of March 31, 2011.  Again, this increase was primarily due to proceeds from the common stock offering we completed in March 2011.

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

Critical Accounting Policies

Revenue Recognition and Deferred Revenue

We receive non-refundable cash payments under certain development and technology evaluation agreements with our customers. These payments are generally recognized as revenue over the term of the agreement.  On occasion, however, these payments are creditable against license fees and/or royalties payable by the customer if a license agreement is subsequently executed with the customer.  These payments are classified as deferred revenues, and are recorded as liabilities in the consolidated balance sheet until such time as revenue can be recognized.  Revenue is deferred until a license agreement is executed or negotiations have ceased and there is no appreciable likelihood of executing a license agreement with the customer. If a license agreement is executed, these payments are recorded as revenue over the estimated useful life of the licensed technology and the revenue is classified based on the terms of the license.  Otherwise, these payments are recorded as revenue at the time negotiations with the customer show that there is no appreciable likelihood of executing a license agreement.  If we used different estimates for the useful life of the licensed technology, reported revenue during the relevant period would differ. As of March 31, 2011, $8,693,057 was recorded as deferred revenue, of which $3,366,667 may be recognized under license agreements that have not yet been executed or deemed effective. For the three months ended March 31, 2011 and 2010, there was no revenue recognized relating to cash payments received that were creditable against license fees and/or royalties for which we determined there was no appreciable likelihood of executing a license agreement with the customer.

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

Valuation of Stock-Based Compensation

We recognize in the statement of operations the grant-date fair value of equity-based compensation issued to employees and directors (see Note 9 of the Notes to Consolidated Financial Statements). We also record an expense for equity-based compensation grants to non-employees, in exchange for goods or services, based on the fair value, which is remeasured over the vesting period of such awards.

We use the Black-Scholes option-pricing model to estimate the fair value of options and warrants we have granted for purposes of recording charges to the statement of operations. In order to calculate the fair value of the options and warrants, assumptions are made for certain components of the model, including expected volatility, expected dividend yield rate and expected option life. Expected volatilities utilized in the model are based mainly on the historical volatility of our stock price over a period commensurate with the expected life of the share option. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. In the case of stock options granted to employees, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options. In the case of stock options granted to non-employees, the contractual life is used. Although we use our best estimates when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation of future grants or the remeasurement of non-employee awards.

Accounting for Warrants

On January 1, 2009, we adopted certain revised provisions of Accounting Standards Codification (ASC) 815, Derivatives and Hedging. These provisions apply to freestanding financial instruments or embedded features that have the characteristics of a derivative and to freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives since they contain “down-round” provisions and must be remeasured at fair value at the end of each period as they are recorded as liabilities. The stock warrant liability was $13,109,785 at March 31, 2011.

The fair value of the stock warrant liability is determined using the Black-Scholes option pricing model using assumptions for certain components of the model, including expected volatility and expected annual dividend yield. Expected volatilities utilized in the model are based mainly on the historical volatility of our stock price over a period commensurate with the remaining contractual life of the warrant. The risk-free interest rate is derived from the U.S. Treasury yield curve. The expected term of the warrants is based on the remaining contractual life. Although we use our best estimates when setting these assumptions, changes in assumptions could cause significant adjustments to the future valuation of the stock warrant liability. The change in fair value of the stock warrant liability is recorded as a gain or loss on the statement of operations.

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

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 5.44% at March 31, 2011. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $21,000.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of off-balance sheet arrangements.  As of March 31, 2011, we had no off-balance sheet arrangements.

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

We record as a liability the fair value of warrants to purchase 317,296 shares of our common stock.  The fair value of the stock warrant liability is determined using the Black-Scholes option valuation model, and is therefore sensitive to changes in our stock price and volatility of our common stock.  Our primary market risk exposure to the stock warrant liability is to changes in our stock price, which would impact the valuation of the stock warrant liability. Increases in our stock price or the expected volatility of our common stock would increase the fair value of the stock warrant liability and, therefore, result in an additional loss on the statement of operations. Decreases in these items would decrease the fair value of the stock warrant liability and, therefore, result in an additional gain on the statement of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (the EP ‘958 patent).  The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073.  These patents relate to our FOLED™ flexible OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The European Patent Office (the EPO) conducted an Oral Hearing in this matter on October 6, 2009.  No representative from CDT attended the Oral Hearing.  At the conclusion of the Oral Hearing, the EPO panel announced its decision to reject the opposition and to maintain the patent as granted.  The minutes of the Oral Hearing were dispatched on October 27, 2009, and the EPO issued its official decision on November 26, 2009.

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (the EP ‘238 patent).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  These patents and this patent application relate to our UniversalPHOLED® phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for our Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.

On August 24, 2010, the JPO issued a Notice for an Oral Hearing in this matter, which was held on November 16, 2010.  On February 28, 2011, we learned that the JPO had issued a decision recognizing our invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  We believe that the JPO’s decision invalidating these claims was erroneous and we plan to appeal this portion of the decision to the Japanese IP High Court.

At this time, based on our current knowledge, we believe that the JPO decision invalidating certain claims in our JP ‘929 patent should be overturned on appeal as to all or a significant portion of the claims.  However, we cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘270 patent).  The EP ‘270 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009.  These patents and this patent application relate to our PHOLED™ technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH, of Darmstadt, Germany; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by SEL.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406 and 7,537,844; and to pending U.S. patent application 12/434,259, filed on May 1, 2009.  Under our license agreement with Princeton, we are also required to pay all legal costs and fees associated with these two proceedings.

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

On March 31, 2011, we learned that the JPO had issued decisions finding all the claims in the JP ‘781 and JP ‘168 patents invalid.  We believe that the JPO’s decisions invalidating these claims were erroneous and we plan to appeal the decisions to the Japanese IP High Court.

At this time, based on our current knowledge, we believe that the JPO decisions invalidating all the claims in our JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims.  However, we cannot make any assurances of this result.

Interference involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (the USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University (the Universities), Junior Party and Fujifilm Holding Corporation (Fuji), Senior Party.  The dispute is between The Universities’ U.S. Patent No 6,902,830 (the ’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5.  The ‘830 patent relates to our UniversalPHOLED® phosphorescent OLED technology.  It is exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The USPTO declares an interference when two or more parties claim the same patentable invention.  The objective of an interference is to contest which party, if any, has both a right to participate in the proceeding and a right to the claimed invention and, if more than one party does, then to contest which party has the earliest priority date for the claimed invention.

At a telephone hearing on January 28, 2011, the Universities were authorized to file seven motions.  At a telephone conference on March 31, 2011, the USPTO granted Fuji’s request for an extension of the date for filing these motions due to the recent difficulties in Japan.  The USPTO established an extended filing date of June 3, 2011.  We are currently preparing the motions for filing by that date.

At this time, we cannot make any prediction as to the probable outcome of the Interference.  However, based on our current knowledge, we believe there is a substantial likelihood that our claims 48-52 of the ‘830 patent will prevail.

Request for an Invalidation Trial in Korea for Patent No. 10-0998059

On March 10, 2011, we received informal notice from our Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for our Korean Patent No. 10-0998059 (the KR ‘059 patent), which was issued on November 26, 2010.  We do not yet know who filed the request.  The KR ‘059 patent is a Korean counterpart patent to the OVJP Organic Vapor Jet Printing family of U.S. patents originating from US 7,431,968.  At this time, we cannot make any prediction as to the probable outcome of this Invalidation Trial.

ITEM 1A.	RISK FACTORS

In addition to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, you should also carefully consider the following risks and uncertainties when reading this Quarterly Report on Form 10-Q.

The earthquakes, tsunami and nuclear problem in Japan could materially adversely affect our business, results of operations or financial condition.

The recent earthquakes, tsunami and nuclear problem in Japan, and the resulting economic disruption, may cause some of our customers to slow down or suspend production because they are located in Japan or because they are unable to obtain materials or equipment produced in Japan.  If this disruption continues for an extended period of time, it may affect the demand for our OLED technologies and materials.  Because the majority of our customers are concentrated in the Asia-Pacific region, this and other natural disasters in that part of the world could have a negative effect on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Shares Upon the Exercise of Outstanding Warrants

During the quarter ended March 31, 2011, we issued an aggregate of 269,676 unregistered shares of our common stock upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $11.28 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended March 31, 2011, we acquired 39,690 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the quarter ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	$—	n/a	--
February 1 – February 28	170	37.76	n/a	--
March 1 – March 31	39,520	46.57	n/a	--
Total	39,690	$46.53	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1+
Universal Display Corporation Equity Retention Agreement with Julia J. Brown (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2011, and incorporated by reference herein).

10.2+
Universal Display Corporation Equity Retention Agreement with Janice K. Mahon (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2011, and incorporated by reference herein).

10.3+
Universal Display Corporation Equity Retention Agreement with Michael G. Hack (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2011, and incorporated by reference herein).

10.4
Amendment No. 5 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of January 6, 2011 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2011, and incorporated by reference herein).

10.5#
Memorandum of Agreement, dated as of February 4, 2011, between the Company and Moser Baer Technologies, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2011, and incorporated by reference herein).

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

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Compensatory plan or arrangement.

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

UNIVERSAL DISPLAY CORPORATION

Date: May 9, 2011	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer