Form 10-Q
period 2011-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2011-08-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of August 2, 2011, the registrant had outstanding 45,556,985 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,240,065	$20,368,852
Short-term investments	261,158,726	52,794,545
Accounts receivable	6,541,232	7,247,873
Other current assets	2,841,934	1,988,239

Total current assets	335,781,957	82,399,509
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$18,027,557 and $17,335,662	10,487,827	9,711,093
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$16,970,257 and $16,950,718	420,105	—
OTHER ASSETS	323,235	216,529

TOTAL ASSETS	$347,013,124	$92,327,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,161,943	$2,155,489
Accrued expenses	5,667,855	6,906,289
Deferred revenue	4,816,882	5,323,154
Stock warrant liability	4,588,178	10,659,755

Total current liabilities	18,234,858	25,044,687
DEFERRED REVENUE	3,446,843	2,775,024
RETIREMENT PLAN BENEFIT LIABILITY	7,541,337	7,077,901

Total liabilities	29,223,038	34,897,612

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 45,552,175 and 38,936,571 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	455,522	389,366
Additional paid-in capital	548,871,155	280,102,227
Accumulated deficit	(225,594,271)	(217,026,115)
Accumulated other comprehensive loss	(5,944,320)	(6,037,959)

Total shareholders’ equity	317,790,086	57,429,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$347,013,124	$92,327,131

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
REVENUE:
Commercial revenue	$5,278,704	$1,951,892
Developmental revenue	5,973,711	6,494,937

Total revenue	11,252,415	8,446,829

OPERATING EXPENSES:
Cost of chemicals sold	142,540	218,417
Research and development	5,551,492	5,500,507
Selling, general and administrative	4,495,821	3,624,582
Patent costs	1,915,060	843,907
Royalty and license expense	218,255	168,560

Total operating expenses	12,323,168	10,355,973

Operating loss	(1,070,753)	(1,909,144)
INTEREST INCOME	184,877	61,125
INTEREST EXPENSE	(8,430)	(5,648)
GAIN (LOSS) ON STOCK WARRANT LIABILITY	4,496,367	(2,582,428)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,602,061	(4,436,095)

INCOME TAX EXPENSE	(289,361)	—

NET INCOME (LOSS)	$3,312,700	$(4,436,095)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.07	$(0.12)
DILUTED	$(0.03)	$(0.12)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	45,024,373	37,362,176
DILUTED	45,201,175	37,362,176

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
REVENUE:
Commercial revenue	$10,022,779	$3,782,039
Developmental revenue	10,830,176	8,911,440

Total revenue	20,852,955	12,693,479

OPERATING EXPENSES:
Cost of chemicals sold	245,202	317,037
Research and development	12,106,610	10,329,304
Selling, general and administrative	8,367,778	6,266,828
Patent costs	3,528,102	1,625,166
Royalty and license expense	420,039	288,620

Total operating expenses	24,667,731	18,826,955

Operating loss	(3,814,776)	(6,133,476)
INTEREST INCOME	280,350	136,780
INTEREST EXPENSE	(18,068)	(12,707)
LOSS ON STOCK WARRANT LIABILITY	(4,429,845)	(1,869,185)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(7,982,339)	(7,878,588)

INCOME TAX (EXPENSE) BENEFIT	(585,817)	464,162

NET LOSS	$(8,568,156)	$(7,414,426)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.20)	$(0.20)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	41,977,113	37,196,741

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,568,156)	$(7,414,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(1,479,453)	(3,653,330)
Depreciation	733,597	944,798
Amortization of intangibles	19,539	847,536
Amortization of premium and discount on investments, net	(166,491)	(80,168)
Stock-based employee compensation	2,150,898	1,191,701
Stock-based non-employee compensation	1,934	43,308
Non-cash expense under a materials agreement	9,181	557,223
Stock-based compensation to Board of Directors and Scientific Advisory Board	718,117	384,665
Loss on stock warrant liability	4,429,845	1,869,185
Retirement plan benefit expense	763,436	342,081
Decrease (increase) in assets:
Accounts receivable	706,641	(541,125)
Other current assets	(853,695)	(44,828)
Other assets	(106,706)	(43,656)
Increase in liabilities:
Accounts payable and accrued expenses	1,836,456	1,464,055
Deferred revenue	1,645,000	1,375,000

Net cash provided by (used in) operating activities	1,840,143	(2,757,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,510,331)	(144,376)
Purchase of intangibles	(439,644)	-
Purchase of short-term investments	(253,903,705)	(51,910,640)
Proceeds from sale of short-term investments	45,499,654	38,784,983

Net cash used in investing activities	(210,354,026)	(13,270,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	249,821,785	129,650
Proceeds from the exercise of common stock options and warrants	7,542,784	6,083,944
Payment of withholding taxes related to stock-based employee compensation	(3,979,473)	(1,132,421)

Net cash provided by financing activities	253,385,096	5,081,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,871,213	(10,946,841)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,368,852	22,701,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,240,065	$11,754,285

The following non-cash activities occurred:

Unrealized loss on available-for-sale securities	$206,361	$40,141
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	299,943	314,181
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	1,113,483	929,552
Common stock issued for royalties that was earned in a previous period	—	81,273
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	10,501,422	—

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, other current assets and accounts payable approximates fair value in the accompanying financial statements due to the short-term nature of those instruments. See Notes 3 and 4 for a discussion of cash equivalents, short-term investments and stock warrant liability.

Cost of Chemicals Sold

Cost of chemicals sold represents costs associated with the sale of commercial chemicals.  Certain reclassifications were made to the statement of operations between cost of chemicals sold and research and development expenses for the three and six months ended June 30, 2010 to reflect this current presentation.

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

In May 2011, the FASB issued amended standards that revised the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued amended standards for the reporting of other comprehensive income.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Regardless of which option is chosen, the entity is required to present on the face of the financial statements any adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect this new guidance to have a material impact on its results of operations or financial position, but it will change the Company’s presentation of comprehensive income (loss).

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s remaining marketable securities are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Short-term investments at June 30, 2011 and December 31, 2010 consisted of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2011 –
Certificates of deposit	$6,568,143	$441	$(5,084)	$6,563,500
Corporate bonds	248,585,807	66,047	(255,776)	248,396,078
U.S. government bonds	6,197,439	1,709	-	6,199,148
	$261,351,389	$68,197	$(260,860)	$261,158,726

December 31, 2010 –
Certificates of deposit	$7,167,818	$62	$(7,919)	$7,159,961
Corporate bonds	30,423,518	19,964	(642)	30,442,840
U.S. government bonds	15,189,511	3,040	(807)	15,191,744
	$52,780,847	$23,066	$(9,368)	$52,794,545

All short-term investments held at June 30, 2011 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011:

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$57,169,800	$57,169,800	$—	$—
Short-term investments	261,158,726	261,158,726	—	—
Stock warrant liability	4,588,178	—	—	4,588,178

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$8,234,698	$8,234,698	$—	$—
Short-term investments	52,794,545	52,794,545	—	—
Stock warrant liability	10,659,755	—	—	10,659,755

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended June 30, 2011 and 2010 which has been classified in Level 3 in the fair value hierarchy:

	2011	2010
Fair value of stock warrant liability, beginning of period	$13,109,785	$3,006,922
(Gain) loss for period	(4,496,367)	2,582,428
Warrants exercised	(4,025,240)	—
Fair value of stock warrant liability, end of period	$4,588,178	$5,589,350

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the six months ended June 30, 2011 and 2010 which has been classified in Level 3 in the fair value hierarchy:

	2011	2010
Fair value of stock warrant liability, beginning of period	$10,659,755	$3,720,165
Loss for period	4,429,845	1,869,185
Warrants exercised	(10,501,422)	—
Fair value of stock warrant liability, end of period	$4,588,178	$5,589,350

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at June 30, 2011 and 2010:

	2011	2010
Contractual life (years)	0.1	1.1
Expected volatility	87.4%	57.3%
Risk-free interest rate	0.02%	0.5%
Annual dividend yield	—	—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (the 2006 Research Agreement) was effective as of May 1, 2006, and had an original term of three years.  The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement were made to USC on a quarterly basis as actual expenses were incurred.  The Company incurred $2,155,570 in research and development expense for work performed under the 2006 Research Agreement during the original term, which ended on April 30, 2009.

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. Under the amendment, the Company is obligated to pay USC up to $7,456,294 for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through June 30, 2011, the Company incurred $1,899,181 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $215,754 and $113,240 for the three months ended June 30, 2011 and 2010, respectively, and $415,039 and $181,632 for the six months ended June 30, 2011 and 2010, respectively.

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

The technology acquired from Motorola had an assigned value of $439,644, which is being amortized over a period of 7.5 years.  The Company accrued royalty expense in connection with the Motorola license agreement of $52,820 and $101,988 for the three and six months ended June 30, 2010, respectively.  There was no corresponding royalty expense for the six months ended June 30, 2011.

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

The Company issued 181 and 41,978 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the six months ended June 30, 2011 and 2010, respectively. For these shares, the Company recorded expense of $9,181 and $500,757 for the six months ended June 30, 2011 and 2010, respectively.  For the portion of these shares associated with the three months ended June 30, 2011 and 2010, the Company recorded expense of $0 and $257,297, respectively.

The Company recorded expense of $955,672 and $512,815 for the three months ended June 30, 2011 and 2010, respectively, and $2,388,527 and $831,562 for the six months ended June 30, 2011 and 2010, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

8.	SHAREHOLDERS’ EQUITY

	Series A						Accumulated
	Nonconvertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, JANUARY 1, 2011	200,000	$2,000	38,936,571	$389,366	$280,102,227	$(217,026,115)	$(6,037,959)	$57,429,519
Net loss	—	—	—	—	—	(8,568,156)	—	(8,568,156)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(206,361)	(206,361)
Amortization of prior service cost and actuarial loss for retirement plan	—	—	—	—	—	—	300,000	300,000
Comprehensive loss								(8,474,517)
Exercise of common stock options and warrants, net of tendered shares	—	—	720,496	7,205	18,037,001	—	—	18,044,206
Stock-based employee compensation, net of shares withheld for taxes (A)	—	—	102,811	1,028	(61,110)	—	—	(60,082)
Stock-based non-employee compensation	—	—	55	1	1,933	—	—	1,934
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	—	—	36,536	365	1,017,695	—	—	1,018,060
Issuance of common stock in connection with materials agreements	—	—	181	2	9,179	—	—	9,181
Issuance of common stock under an Employee Stock Purchase Plan	—	—	5,525	55	154,424	—	—	154,479
Issuance of common stock through a public offering, net of expenses of $14,832,694 (C)	—	—	5,750,000	57,500	249,609,806	—	—	249,667,306

BALANCE, JUNE 30, 2011	200,000	$2,000	45,552,175	$455,522	$548,871,155	$(225,594,271)	$(5,944,320)	$317,790,086

(A)
Includes $1,768,493 (50,848 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2011, less shares withheld for taxes in the amount of $655,010 (18,792 shares).

(B)	Includes $299,943 (8,624 shares) that was earned in a previous period and charged to expense when earned, but issued in 2011.
(C)
In March 2011, the Company sold 5,750,000 shares of its Common Stock at $46.00 per share in a registered underwritten public offering. The offering resulted in proceeds to the Company of $249,667,306, which was net of $14,832,694 in underwriting discounts and commissions and other costs associated with completion of the offering.

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

Equity Compensation Plan

In 2003, the Company amended and restated its Stock Option Plan (now called the Equity Compensation Plan). Through June 30, 2011, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000, and have extended the term of the plan through 2015.

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

During the six months ended June 30, 2011, the Company did not grant any stock options to employees. The Company recorded as compensation expense $0 and $8,265 for the three months ended June 30, 2011 and 2010, respectively, and $0 and $30,497 for the six months ended June 30, 2011 and 2010, respectively, in relation to the vesting of all previously granted employee stock options.

During the six months ended June 30, 2010, the Company granted to a non-employee stock options to purchase a total of 10,000 shares of the Company’s common stock.  These stock options vested immediately and had exercise prices ranging from $8.56 to $9.44.  The fair value of the options granted was $38,366, which was charged to research and development expense for the six months ended June 30, 2010. No such grants were made for the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Company granted a total of 92,822 shares of restricted stock awards and restricted stock units to employees.  The shares associated with these restricted stock awards and restricted stock units had a fair value of $3,228,349 on the date of grant, and will vest over one to six years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense related to the vesting of restricted stock awards and restricted stock units previously granted to employees.  These expenses were charged to general and administrative expense in amounts of $744,370 and $571,283, and to research and development expense in amounts of $305,709 and $114,240, for the three months ended June 30, 2011 and 2010, respectively, and to general and administrative expense in amounts of $1,472,031 and $867,098, and to research and development expense in amounts of $575,395 and $232,389, for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, the Company also granted to employees 1,489 shares of common stock, which shares were issued and fully vested as of the date of grant.  For the fair value of fully-vested shares that were issued to employees, the Company recorded charges to research and development expense of $33,297 and $13,234 for the three months ended June 30, 2011 and 2010, respectively, and $54,797 and $21,734 for the six months ended June 30, 2011 and 2010, respectively.

In connection with all common stock issued to employees for the six months ended June 30, 2011, 100,649 shares of common stock with a fair value of $3,979,473 were withheld in satisfaction of tax withholding obligations.

During the six months ended June 30, 2011, the Company granted 24,000 cash-settled stock appreciation rights (SARs) to certain executive officers. The SARs represent the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeds the base price of the SAR award.  The base price of each SAR award is $34.78 per share.  The SARs vest on the first anniversary of the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date. In relation to the vesting of the cash-settled SARs, the Company recorded a credit to general and administrative expense in the amount of $11,264, and to research and development expense in the amount of $27,356, for the three months ended June 30, 2011 and recorded an expense to general and administrative expense in the amount of $24,396, and to research and development expense in the amount of $59,248, for the six months ended June 30, 2011. No such grants were made in 2010.

For the six months ended June 30, 2011, the Company issued a total 10,000 shares of common stock to members of its Board of Directors as partial compensation for services performed.  For the fair value of shares issued to members of its Board of Directors, the Company recorded charges to general and administrative expense of $338,095 and $67,630 for the three months ended June 30, 2011 and 2010, respectively, and $394,000 and $135,261 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, the Company granted a total of 6,900 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded a credit to research and development expense of $149,458 for the three months ended June 30, 2011 and recorded charges to research and development expense of $167,332 for the three months ended June 30, 2010, and charges of $324,117 and $249,404 for the six months ended June 30, 2011 and 2010, respectively, in relation to the vesting of these restricted stock awards.

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

For the six months ended June 30, 2011, the Company issued 5,525 shares of its common stock under the ESPP, resulting in proceeds of $154,479.  In relation to the ESPP, the Company recorded $7,644 and $8,129 to general and administrative expense, and $20,845 and $14,389 to research and development expense, for the three months ended June 30, 2011 and 2010, respectively, and $13,645 and $14,104 to general and administrative expense, and $35,030 and $25,879 to research and development expense, for the six months ended June 30, 2011 and 2010, respectively.  The expense recorded equals the amount of the discount and the value of the look-back feature for the shares that were issued under the ESPP.

10.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (the SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of June 30, 2011, there were six participants in the SERP. The SERP benefit is based on a percentage of the participant’s annual base salary and the number of years of service.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows for the three months ended June 30,

	2011	2010
Service cost	$135,459	$110,612
Interest cost	96,259	85,347
Amortization of prior service cost	146,122	146,122
Amortization of actuarial loss	3,878	-
Total net periodic benefit cost	$381,718	$342,081

The components of net periodic pension cost were as follows for the six months ended June 30,

	2011	2010
Service cost	$270,918	$110,612
Interest cost	192,518	85,347
Amortization of prior service cost	292,244	146,122
Amortization of actuarial loss	7,756	-
Total net periodic benefit cost	$763,436	$342,081

11.	COMMITMENTS AND CONTINGENCIES

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (EP ‘238 patent).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for the Company to file its response to the opposition.  The Company requested a two-month extension to file this response, which the Company subsequently filed in a timely manner.  The other parties in the opposition have not filed any additional documents to which the Company might respond.

The EPO issued a Summons on July 8, 2011 setting the date of the Oral Hearing for November 3, 2011.  At this time, Company management cannot make any prediction as to the probable outcome of the opposition.  However, based on the Company’s current knowledge, and the issues raised by the EPO in its non-binding preliminary opinion that accompanied the Summons for the Oral Hearing, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for the Company’s Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  Under the Company’s license agreement with Princeton, the Company is required to pay all legal costs and fees associated with this proceeding.

On August 24, 2010, the JPO issued a Notice for an Oral Hearing in this matter, which was held on November 16, 2010.  On February 28, 2011, the Company learned that the JPO had issued a decision recognizing the Company’s invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  Company management believes that the JPO’s decision invalidating these claims was erroneous, and the Company filed an appeal to the Japanese IP High Court on June 22, 2011. The Company timely filed its appeal brief that was due August 5, 2011.

At this time, based on the Company’s current knowledge, Company management believes that the JPO decision invalidating certain claims in the Company’s JP ‘929 patent should be overturned on appeal as to all or a significant portion of the claims.  However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘870 patent).  The EP ‘870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035051, filed on February 25, 2011.  These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the due date for the Company to file its response, subject to extension.  The Company requested a two-month extension to file this response, and the Company subsequently filed its response in a timely manner.  The Company is still waiting for the EPO to provide notice of the date of the Oral Hearing.  The Company is also waiting to see whether any of the other parties in the opposition file additional documents, to which the Company might respond.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by SEL.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  Under the Company’s license agreement with Princeton, the Company is also required to pay all legal costs and fees associated with these two proceedings.

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

On March 31, 2011, the Company learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid.  Company management believes that the JPO’s decisions invalidating these claims were erroneous.  The Company timely filed appeals for each case on July 26, 2011.

At this time, based on the Company’s current knowledge, Company management believes that the JPO decisions invalidating all the claims in the Company’s JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims.  However, Company management cannot make any assurances of this result.

Interference No. 105,771 involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (the USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University (the Universities), Junior Party, and Fujifilm Holding Corporation (Fuji), Senior Party.  The dispute is between the Universities’ U.S. Patent No 6,902,830 (the ’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5.  The ‘830 patent relates to the Company’s UniversalPHOLED phosphorescent OLED technology.  It is exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The USPTO declares an interference when two or more parties claim the same patentable invention.  The objective of an interference is to contest which party, if any, has both a right to participate in the proceeding and a right to the claimed invention and, if more than one party does, then to contest which party has the earliest priority date for the claimed invention.

At a telephone hearing on January 28, 2011, the Universities were authorized to file seven motions.  At a telephone conference on March 31, 2011, the USPTO granted Fuji’s request for an extension of the date for filing these motions due to the recent difficulties in Japan.  The USPTO established an extended filing date of June 3, 2011.  The USPTO further extended the filing date until July 1, 2011, on which date the motions were filed.  The USPTO has now set August 12, 2011 as the due date for filing responsive motions.

At this time, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the Company’s claims 48-52 of the ‘830 patent, or a significant portion thereof, will prevail.  However, Company management cannot make any assurances of this result.

Invalidation Trial in Korea for Patent No. KR-0998059

On March 10, 2011, the Company received informal notice from the Company’s Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for the Company’s Korean Patent No. 10-0998059 (the KR ‘059 patent), which was issued on November 26, 2010.  The Request was filed by a certain individual, but the Company still does not know which company, if any, was ultimately responsible for filing this Request.  The Company’s Korean patent counsel received the Appeal Brief from KIPO on April 21, 2011, at which time KIPO set a date of May 18, 2011 (extendable to June 20, 2011) for the Company to file its response.  A response to the Request was filed on June 20, 2011.  The KR ‘059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from US 7,431,968.

At this time, Company management cannot make any prediction as to the probable outcome of this Invalidation Trial.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Korea for Patent Nos. KR-558632 and KR-963857

On May 11 and May 31, 2011, respectively, the Company learned that further Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for the Company’s Korean Patent Nos. KR-558632 (the KR ‘632 patent), which issued on March 2, 2006, and KR-963857 (the KR ‘857 patent), which issued on June 8, 2010.  The Requests were filed by Duk San Hi-metal, Ltd. (Duk San) of Korea.  The KR ‘632 and KR ‘857 patents are both Korean counterpart patents, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009; to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘024 patent, which is subject to the below-noted Japanese Invalidation Trial.  These patents and the pending U.S. patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

Formal, substantially non-substantive responses were due in Korea on June 27, 2011 and July 8, 2011, respectively, but these due dates have been extended for two months, until August 27, 2011 and September 8, 2011, respectively.

At this time, Company management cannot make any prediction as to the probable outcome of these Korean Invalidation Trials.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld.

Invalidation Trials in Korea for Patent Nos. KR-744199 and KR-913568

On May 10 and May 31, 2011, respectively, the Company learned that further Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for the Company’s Korean Patent Nos. KR-744199 (the KR ‘199 patent), which issued on July 24, 2007, and KR-913568 (the KR ‘568 patent), which issued on August 17, 2009.  The Requests were also filed by Duk San.  The KR ‘199 and KR ‘568 patents are both Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011; to the EP ‘238 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘929 patent, which is subject to one of the above-noted Japanese Invalidation Trials.  These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

Formal, substantially non-substantive responses were due in Korea on July 1, 2011 and June 23, 2011, respectively, but these due dates have been extended for two months, until September 1, 2011 and August 23, 2011, respectively.

At this time, Company management cannot make any prediction as to the probable outcome of these Korean Invalidation Trials.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld.

Invalidation Trials in Japan for Japan Patent No. 4511024

On June 16, 2011, the Company learned that a further Request for an Invalidation Trial was filed in Japan for the Company’s Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010.  The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent.  The JP ‘024 patent is a counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035051, filed on February 25, 2011; to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the KR ‘632 and KR ‘857 patents, which are subject to one of the above noted Korean Invalidation Trials.  These patents and the pending U.S. patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

At this time, Company management cannot make any prediction as to the probable outcome of this Japanese Invalidation Trial.  However, based on the Company’s current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Opposition to European Patent No. 1252803

On July 12 and 13, 2011, Oppositions were filed to European Patent No. 1252803 (the EP ‘803 patent). These Oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP ‘803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

It is expected the EPO will combine all three Oppositions into a single opposition proceeding.  The Opposition documents are currently under review by the Company.

Invalidation Trials in Korea for Patent Nos. KR-840,637 and KR-937,470

On August 8, 2011, the Company received information indicating that further Requests for Invalidation Trials were filed against Korean Patent Nos. KR-840,637 (the KR ‘637 patent) and KR-937,470 (the KR ‘470 patent), which issued on June 17, 2008 and January 11, 2010, respectively.  The Requests were also filed by Duk San.  The KR ‘637 and KR ‘470 patents are both Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011; to the EP ‘803 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘781 and JP ‘168 patents, which are subject to the above-noted Japanese Invalidation Trials.  These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The Requests have not yet been served to the Company’s Korean counsel.  Accordingly, Company management cannot make any prediction as to the probable outcome of these Korean Invalidation Trials at this time.

12.	CONCENTRATION OF RISK

Contract research revenue, which is included in developmental revenue in the accompanying statement of operations, of $1,366,421 and $1,241,637 for the three months ended June 30, 2011 and 2010, respectively, and $3,291,044 and $2,373,539 for the six months ended June 30, 2011 and 2010, respectively, has been derived from contracts with United States government agencies. Revenues derived from contracts with government agencies represented 12% and 15% of consolidated revenue for the three months ended June 30, 2011 and 2010, respectively, and 16% and 19% of consolidated revenue for the six months ended June 30, 2011 and 2010, respectively.

Revenues for the six months ended June 30, 2011 and 2010, and accounts receivable as of June 30, 2011 from our largest non-government customers, were as follows:

	% of Total Revenue		Accounts Receivable
Customer	2011	2010	June 30, 2011
A	46%	25%	$2,980,353
B	16%	21%	1,324,725

Revenues for the three months ended June 30, 2011 and 2010, from the same non-government customers, were as follows:

	% of Total Revenue
Customer	2011	2010
A	47%	21%
B	13%	23%

The Company’s relationships with customers A and B are under agreements that are presently scheduled to expire in less than twelve months.

Revenues from outside of North America represented 87% and 84% of the consolidated revenue for the three months ended June 30, 2011 and 2010, respectively. Revenues by geographic area are as follows:

Country	2011	2010
United States	$1,444,936	$1,319,137

South Korea	6,921,009	3,828,895
Japan	2,595,327	2,859,886
Taiwan	250,687	426,147
Other	40,456	12,764
All foreign locations	9,807,479	7,127,692

Total revenue	$11,252,415	$8,446,829

Revenues from outside of North America represented 83% and 80% of the consolidated revenue for the six months ended June 30, 2011 and 2010, respectively. Revenues by geographic area are as follows:

Country	2011	2010
United States	$3,447,059	$2,570,188

South Korea	13,075,059	6,022,445
Japan	3,710,624	3,509,337
Taiwan	537,710	574,097
Other	82,503	17,412
All foreign locations	17,405,896	10,123,291

Total revenue	$20,852,955	$12,693,479

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived tangible assets at international locations are not significant for each of the periods presented.

All chemical materials were purchased from one supplier. See Note 7.

13.	INCOME TAXES

The Company filed for and was granted a five-year exemption from withholding tax on royalty payments received from Samsung Mobile Display Co., Ltd. (Samsung SMD) under its patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to the Company.  In 2011 and 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%. For the three and six months ended June 30, 2011, foreign income taxes of $289,361 and $585,817, respectively, were withheld in connection with royalty payments. No such taxes were withheld during the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company sold approximately $3.8 million of its state-related income tax net operating losses and $194,088 of its research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  The Company received proceeds of $464,162 from these sales and recorded these proceeds as an income tax benefit.  No corresponding sales of state-related income tax net operating losses or research and development tax credits occurred during the six months ended June 30, 2011.

14.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period.  Diluted net income (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the effect of unvested restricted stock awards and restricted stock units, and the impact of shares to be issued under the ESPP.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the three months ended June 30, 2011 and 2010:

	2011	2010
Numerator:
Net income (loss) - Basic	$3,312,700	$(4,436,095)
Effect of warrants	(4,496,367)	—
Net loss - Diluted	$(1,183,667)	$(4,436,095)
Denominator:
Weighted average common shares outstanding – Basic	45,024,373	37,362,176
Effect of warrants	176,802	—
Weighted average common shares outstanding – Diluted	45,201,175	37,362,176
Net income (loss) per common share:
Basic	$0.07	$(0.12)
Diluted	$(0.03)	$(0.12)

For the three months ended June 30, 2011, the effects of the exercise of the combined outstanding stock options and unvested restricted stock awards and restricted stock units of 2,088,014, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

For the three months ended June 30, 2010, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 3,894,181, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

The following table is a reconciliation of net loss and the shares used in calculating basic and diluted net loss per common share for the six months ended June 30, 2011 and 2010:

	2011	2010
Numerator:
Net loss	$(8,568,156)	$(7,414,426)
Denominator:
Weighted average common shares outstanding – Basic	41,977,113	37,196,741
Effect of dilutive shares	—	—
Weighted average common shares outstanding – Diluted	41,977,113	37,196,741
Net loss per share:
Basic and diluted	$(0.20)	$(0.20)

For the six months ended June 30, 2011 and 2010, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 2,302,760 and 3,894,181, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by any disclosures in Item 1A of Part II of our Quarterly Report for the quarter ended March 31, 2011, and by any disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our PHOLED™ and other OLED technologies and materials, we have incurred significant losses and will likely continue to do so until our OLED technologies and materials become more widely adopted by product manufacturers. We have incurred significant losses since our inception, resulting in an accumulated deficit of $225,594,271 as of June 30, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had an operating loss of $1,070,753 for the three months ended June 30, 2011, compared to an operating loss of $1,909,144 for the three months ended June 30, 2010. The decrease in the operating loss was due to the following:

•	an increase in revenue of $2,805,586; offset by

•	an increase in operating expenses of $1,967,195.

We had net income of $3,312,700 (or $0.07 earnings per basic share and $0.03 loss per diluted share) for the three months ended June 30, 2011, compared to a net loss of $4,436,095 (or $0.12 loss per basic and diluted share) for the three months ended June 30, 2010.

The increase in net income was due mainly to a gain on stock warrant liability of $4,496,367 for the three months ended June 30, 2011, compared to loss on stock warrant liability of $2,582,428 for the same period in 2010.

Our revenues were $11,252,415 for the three months ended June 30, 2011, compared to $8,446,829 for the three months ended June 30, 2010.

Commercial revenue increased to $5,278,704 for the three months ended June 30, 2011, compared to $1,951,892 for the three months ended June 30, 2010.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $1,560,960 in commercial chemical revenue;

•	an increase of $1,162,162 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung Mobile Display Co., Ltd. (Samsung SMD); and

•	an increase of $583,986 in license fee revenue.

We cannot accurately predict how long our material sales to particular customers will continue, as our customers frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

In July 2010, we entered into an amendment to our patent license agreement with Samsung SMD.  The amendment extended the term of this agreement for three months, and has subsequently been extended at three month intervals through September 30, 2011. As of the date of this filing, we are continuing to negotiate with Samsung SMD on the terms of a new business arrangement.

Developmental revenue decreased to $5,973,711 for the three months ended June 30, 2011, compared to $6,494,937 for the three months ended June 30, 2010.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.  The decrease in developmental revenue was due to:

•
a decrease of $2,026,347 in technology development revenue, due to the recognition of revenue during the three months ended June 30, 2010 of non-refundable payments of $2,100,000 that were received from a customer through the fourth quarter of 2006; offset by

•	an increase of $1,380,337 in development chemical revenue, mainly due to increased purchases of development chemicals by customers that are preparing for commercial production; and

•	an increase in contract revenue of $124,784.

The $2,100,000 received from a customer referenced above was for technical assistance previously provided under an agreement to conduct OLED development, evaluation and sampling activities.  These payments were made between the years 2001 and 2006, and the agreement itself expired at the end of 2006.  We had previously classified these payments as deferred revenue because they were creditable against the license fee under a commercial license agreement in the event we entered into one with the customer.  In May 2010, based on information received from the customer regarding its future OLED plans, we determined that the likelihood of us entering into a commercial license agreement was remote.  As a result of this determination, we recorded the $2,100,000 payment as technology development revenue in the second quarter of 2010. No similar revenue was recognized during the three months ended June 30, 2011.

Cost of chemicals sold decreased to $142,540 for the three months ended June 30, 2011, compared to $218,417 for the three months ended June 30, 2010.  Cost of chemicals sold includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain commercial materials which costs have already been included in research and development expense. Cost of chemicals sold does not include costs associated with producing materials that have not yet been classified as commercial, which costs are included in research and development expenses. Depending on the timing and stage of materials being classified as commercial, we expect the cost of chemicals for these materials to fluctuate from quarter to quarter.  As a result of the aforementioned, cost of chemicals sold decreased for the three months ended June 30, 2011 compared to the same period 2010, although quantities sold increased.

We incurred research and development expenses of $5,551,492 for the three months ended June 30, 2011, compared to $5,500,507 for the three months ended June 30, 2010. Although total expenses remained consistent over the corresponding periods, the following significant changes occurred:

•	employee costs increased by $414,501, due primarily to new employees, increased salaries and stock compensation for certain executive officers; and

•	amortization costs decreased by $409,501, due to certain acquired technology being fully amoritzed as of December 31, 2010

Selling, general and administrative expenses were $4,495,821 for the three months ended June 30, 2011, compared to $3,624,582 for the three months ended June 30, 2010. The overall increase in these costs was driven in part to increased commercial activities and non-cash expenses related to stock compensation and in part by costs incurred to establish new subsidiaries in Hong Kong, Korea and Japan. Specifically, we incurred increased costs in the following areas:

•	increased costs of $270,464 related to stock compensation for members of our Board of Directors; and

•	increased employee costs of $188,605, due primarily to increased salaries and stock compensation for certain executive officers;

•	costs of $127,133 resulting from the incorporation and commencement of operations of certain of our foreign subsidiaries.

Patent costs increased to $1,915,060 for the three months ended June 30, 2011, compared to $843,907 for the three months ended June 30, 2010. The increase was mainly due to increased costs associated with our aggressive defense of certain ongoing and new patent challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Interest income increased to $184,877 for the three months ended June 30, 2011, compared to $61,125 for the three months ended June 30, 2010.  The increase was mainly attributable to interest earned on higher average cash and investment balances as a result of proceeds received from the completion of our public offering in March 2011.

At June 30, 2011, we had outstanding warrants to purchase 214,746 shares of common stock, which warrants contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $4,496,367 non-cash gain on our statement of operations for the three months ended June 30, 2011, compared to a $2,582,428 non-cash loss for the three months ended June 30, 2010.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are either exercised or expire in August 2011.

For the three months ended June 30, 2011, we incurred an income tax expense of $289,361. No corresponding expense was incurred for the three months ended June 30, 2010. We filed for and were granted a five-year exemption from withholding tax on royalty payments received from Samsung SMD under our patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to us.  In 2011 and 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%. For the three months ended June 30, 2011, foreign income taxes of $289,361 were withheld in connection with royalty payments. We anticipate the amount of withholding taxes to increase as associated payments received from Samsung SMD increase in the future.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We had an operating loss of $3,814,776 for the six months ended June 30, 2011, compared to an operating loss of $6,133,476 for the six months ended June 30, 2010. The decrease in the operating loss was due to the following:

•	an increase in revenue of $8,159,476; offset by

•	an increase in operating expenses of $5,840,776.

We had a net loss of $8,568,156 (or $0.20 per basic and diluted share) for the six months ended June 30, 2011, compared to a net loss of $7,414,426 (or $0.20 per basic and diluted share) for the six months ended June 30, 2010. The increase in net loss was mainly due to an increase in loss on stock warrant liability of $2,560,660, and an increase in income tax expense of $1,049,979, offset by a decrease in operating loss.

Our revenues were $20,852,955 for the six months ended June 30, 2011, compared to $12,693,479 for the six months ended June 30, 2010.

Commercial revenue increased to $10,022,779 for the six months ended June 30, 2011, compared to $3,782,039 for the six months ended June 30, 2010.  Commercial revenue relates to the incorporation of our OLED technologies and materials into our customers’ commercial products, and includes commercial chemical revenue, royalty and license revenues, and commercialization assistance revenue.  The increase in commercial revenue was primarily due to the following:

•	an increase of $2,697,045 in commercial chemical revenue;

•	an increase of $2,392,990 in royalty revenue, which mainly represented royalties received under our patent license agreement with Samsung SMD; and

•	an increase of $1,111,296 in license fee revenue.

We cannot accurately predict how long our material sales to particular customers will continue, as our customers frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

In July 2010, we entered into an amendment to our patent license agreement with Samsung SMD.  The amendment extended the term of this agreement for three months, and has subsequently been extended at three month intervals through September 30, 2011. As of the date of this filing, we are continuing to negotiate with Samsung SMD on the terms of a new business arrangement.

Developmental revenue increased to $10,830,176 for the six months ended June 30, 2011, compared to $8,911,440 for the six months ended June 30, 2010.  Developmental revenue relates to OLED technology and material development and evaluation activities for which we are paid, and includes contract research revenue, development chemical revenue and technology development revenue.  The increase in developmental revenue was due to:

•	an increase of $3,026,887 in development chemical revenue, mainly due to increased purchases of development chemicals by customers that are preparing for commercial production; and

•	an increase in contract revenue of $917,505; offset by

•
a decrease of $2,025,656 in technology development revenue, due to recognition of revenue during the six months ended June 30, 2010 of non-refundable payments totaling $2,100,000 that were received from a customer through the fourth quarter of 2006.

The $2,100,000 received from a customer referenced above was for technical assistance previously provided under an agreement to conduct OLED development, evaluation and sampling activities.  These payments were made between the years 2001 and 2006, and the agreement itself expired at the end of 2006.  We had previously classified these payments as deferred revenue because they were creditable against the license fee under a commercial license agreement in the event we entered into one with the customer.  In May 2010, based on information received from the customer regarding its future OLED plans, we determined that the likelihood of us entering into a commercial license agreement was remote.  As a result of this determination, we recorded the $2,100,000 payment as technology development revenue in the second quarter of 2010. No similar revenue was recognized during the six months ended June 30, 2011.

Cost of chemicals sold decreased to $245,202 for the six months ended June 30, 2011, compared to $317,037 for the six months ended June 30, 2010.  Cost of chemicals sold includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain commercial materials which costs have already been included in research and development expense. Cost of chemicals sold does not include costs associated with producing materials that have not yet been classified as commercial, which costs are included in research and development expenses. Depending on the timing and stage of materials being classified as commercial, we expect the costs of chemicals for these materials to fluctuate from quarter to quarter.  As a result of the aforementioned, cost of chemicals sold decreased for the six months ended June 30, 2011 compared to the same period 2010, although quantities sold increased.

We incurred research and development expenses of $12,106,610 for the six months ended June 30, 2011, compared to $10,329,304 for the six months ended June 30, 2010. The increase was mainly due to:

•	increased costs of $1,008,923 incurred under our agreement with PPG Industries;

•	increased employee costs of $890,801, due primarily to new employees, increased salaries, costs associated with retirement benefits and stock compensation for certain executive officers; and

•	increased costs of $435,724, due to overall expanded research and development efforts to support the growth of our business; offset by

•	decreased amortization costs of $827,996 due to part of our acquired technology being fully amortized as of December 31, 2010.

Selling, general and administrative expenses were $8,367,778 for the six months ended June 30, 2011, compared to $6,266,828 for the six months ended June 30, 2010. The overall increase in these costs was driven in part to increased commercial activities and non-cash expenses related to stock compensation and in part by costs incurred to establish new subsidiaries in Hong Kong, Korea and Japan. Specifically, we incurred increased costs in the following areas:

•	increased employee costs of $790,401, due primarily to increased salaries and stock compensation for certain executive officers;

•
increased costs of $272,593 related to net periodic benefit costs of the Universal Display Corporation Supplemental Executive Retirement Plan (SERP) for certain executive officers, which was implemented in 2010 (see Note 10 in the Notes to Consolidated Financial Statements);

•	costs of $261,835 resulting from the incorporation and commencement of operations of certain of our foreign subsidiaries; and

•	increased costs of $258,739 related to stock compensation for members of our Board of Directors.

Patent costs increased to $3,528,102 for the six months ended June 30, 2011, compared to $1,625,166 for the six months ended June 30, 2010. The increase was mainly due to increased costs associated with our aggressive defense of certain ongoing and new patent challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Interest income increased to $280,350 for the six months ended June 30, 2011, compared to $136,780 for the six months ended June 30, 2010. The increase was mainly attributable to interest earned on higher average cash and investment balances as a result of proceeds received from the completion of our public offering in March 2011.

At June 30, 2011, we had outstanding warrants to purchase 214,746 shares of common stock, which warrants contain a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $4,429,845 non-cash loss on our statement of operations for the six months ended June 30, 2011, compared to a $1,869,185 non-cash loss for the six months ended June 30, 2010.  We will continue to report the warrants as a liability, with changes in fair value recorded in the statement of operations, until such time as these warrants are either exercised or expire in August 2011.

For the six months ended June 30, 2011, we incurred an income tax expense of $585,817, compared to an income tax benefit of $464,162 for the six months ended June 30, 2010. We had previously filed for and were granted a five-year exemption from withholding tax on royalty payments received from Samsung SMD under our patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, Samsung SMD has been required to withhold tax upon payment of royalties to us.  In 2011 and 2010, the withholding tax rate for royalty payments made by Samsung SMD was 16.5%. For the six months ended June 30, 2011, foreign income taxes of $585,817 were withheld in connection with royalty payments. We anticipate the amount of withholding taxes to increase as associated payments received from Samsung SMD increase in the future.

During the three months ended March 31, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  No corresponding sales have occurred during the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $65,240,065 and short-term investments of $261,158,726, for a total of $326,398,791. This compares to cash and cash equivalents of $20,368,852 and short-term investments of $52,794,545, for a total of $73,163,397, as of December 31, 2010. The increase in cash and cash equivalents and short-term investments of $253,235,394 was primarily due to the completion in March 2011 of our public offering of 5,750,000 shares of our common stock at a price of $46.00 per share. The offering resulted in net proceeds to us of $249,667,306.

Cash provided from operating activities was $1,840,143 for the six months ended June 30, 2011, compared to cash used of $2,757,981 for the same period in 2010. The increase in cash provided in operating activities was primarily due to the following:

•	a decrease in net loss of $3,579,874, which amount excludes the impact of non-cash items; and

•	the impact of the timing of receipt of accounts receivable of $1,247,766; offset partially by

•	the impact of the timing of other asset purchases, including inventory, of $808,867

Cash used in investing activities was $210,354,026 for the six months ended June 30, 2011, compared to $13,270,033 for the same period in 2010. The increase in cash used in investing activities was mainly due to increased purchases of short-term investments as a result of the completion of our public offering described below.

Cash provided by financing activities was $253,385,096 for the six months ended June 30, 2011, compared to $5,081,173 for the same period in 2010. The increase in cash provided by financing activities was due primarily to the completion in March 2011 of a public offering of 5,750,000 shares of our common stock at a price of $46.00 per share. The offering resulted in proceeds to us of $249,667,306, which was net of $14,832,694 in underwriting discounts and commissions and other costs associated with completion of the offering.

Working capital was $317,547,099 as of June 30, 2011 which included a stock warrant liability of $4,588,178, compared to $57,354,822 as of December 31, 2010, which included a stock warrant liability of $10,659,755. The stock warrants associated with this liability will either expire or be exercised by August 2011, resulting in no cash outlay by us. Working capital, excluding the stock warrant liability, was $322,135,277 as of June 30, 2011 and $68,014,577 at December 31, 2010.  Again, the increase in working capital was primarily due to proceeds from the common stock offering we completed in March 2011.

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

Critical Accounting Policies

Revenue Recognition and Deferred Revenue

We receive non-refundable cash payments under certain development and technology evaluation agreements with our customers. These payments are generally recognized as revenue over the term of the agreement.  On occasion, however, these payments are creditable against license fees and/or royalties payable by the customer if a license agreement is subsequently executed with the customer.  These payments are classified as deferred revenues, and are recorded as liabilities in the consolidated balance sheet until such time as revenue can be recognized.  Revenue is deferred until a license agreement is executed or negotiations have ceased and there is no appreciable likelihood of executing a license agreement with the customer. If a license agreement is executed, these payments are recorded as revenue over the estimated useful life of the licensed technology and the revenue is classified based on the terms of the license.  Otherwise, these payments are recorded as revenue at the time negotiations with the customer show that there is no appreciable likelihood of executing a license agreement.  If we used different estimates for the useful life of the licensed technology, reported revenue during the relevant period would differ. As of June 30, 2011, $8,263,725 was recorded as deferred revenue, of which $3,366,667 may be recognized under license agreements that have not yet been executed or deemed effective. For the three and six months ended June 30, 2010, $2,100,000 of revenue was recognized relating to cash payments received that were creditable against license fees and/or royalties for which we determined there was no appreciable likelihood of executing a license agreement with the customer. For the six months ended June 30, 2011, there was no such revenue recognized.

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

Accounting for Warrants

On January 1, 2009, we adopted certain revised provisions of Accounting Standards Codification (ASC) 815, Derivatives and Hedging. These provisions apply to freestanding financial instruments or embedded features that have the characteristics of a derivative and to freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result, certain of our warrants are considered to be derivatives since they contain “down-round” provisions and must be remeasured at fair value at the end of each period as they are recorded as liabilities. The stock warrant liability was $4,588,178 at June 30, 2011.

The fair value of the stock warrant liability is determined by the Black-Scholes option pricing model using assumptions for certain components of the model, including expected volatility and expected annual dividend yield. Expected volatilities utilized in the model are based mainly on the historical volatility of our stock price over a period commensurate with the remaining contractual life of the warrant. The risk-free interest rate is derived from the U.S. Treasury yield curve. The expected term of the warrants is based on the remaining contractual life. Although we use our best estimates when setting these assumptions, changes in assumptions could cause significant adjustments to the future valuation of the stock warrant liability. The change in fair value of the stock warrant liability is recorded as a gain or loss on the statement of operations.

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

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 5.44% at June 30, 2011. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $21,000.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of off-balance sheet arrangements.  As of June 30, 2011, we had no off-balance sheet arrangements.

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

We record as a liability the fair value of warrants to purchase 214,746 shares of our common stock. The fair value of the stock warrant liability is determined using the Black-Scholes option valuation model, and is therefore sensitive to changes in our stock price and volatility of our common stock.  Our primary market risk exposure to the stock warrant liability is to changes in our stock price, which would impact the valuation of the stock warrant liability. Increases in our stock price or the expected volatility of our common stock would increase the fair value of the stock warrant liability and, therefore, result in an additional loss on the statement of operations. Decreases in these items would decrease the fair value of the stock warrant liability and, therefore, result in an additional gain on the statement of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (EP ‘238 patent).  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

The EPO set a January 6, 2008 due date for us to file our response to the opposition.  We requested a two-month extension to file this response, which we subsequently filed in a timely manner.  The other parties in the opposition have not filed any additional documents to which we might respond.

The EPO issued a Summons on July 8, 2011 setting the date of the Oral Hearing for November 3, 2011.  At this time, we cannot make any prediction as to the probable outcome of the opposition.  However, based on our current knowledge, and the issues raised by the EPO in its non-binding preliminary opinion that accompanied the Summons for the Oral Hearing, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of our claims will be upheld.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for our Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007.  The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan.  The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  Under our license agreement with Princeton, we are required to pay all legal costs and fees associated with this proceeding.

On August 24, 2010, the JPO issued a Notice for an Oral Hearing in this matter, which was held on November 16, 2010.  On February 28, 2011, we learned that the JPO had issued a decision recognizing our invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  We believe that the JPO’s decision invalidating these claims was erroneous, and we filed an appeal to the Japanese IP High Court on June 22, 2011.  We timely filed our appeal brief that was due August 5, 2011.

At this time, based on our current knowledge, we believe that the JPO decision invalidating certain claims in our JP ‘929 patent should be overturned on appeal as to all or a significant portion of the claims.  However, we cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘870 patent).  The EP ‘870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035051, filed on February 25, 2011.  These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.  The five companies are Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

The EPO combined the oppositions into a single opposition proceeding and set October 4, 2010 as the due date for us to file our response, subject to extension.  We requested a two-month extension to file this response, and we subsequently filed our response in a timely manner.  We are still waiting for the EPO to provide notice of the date of the Oral Hearing.  We are also waiting to see whether any of the other parties in the opposition file additional documents, to which we might respond.

At this time, we cannot make any prediction as to the probable outcome of the oppositions.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009.  The requests for these two additional Invalidation Trials were also filed by SEL.  The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  Under our license agreement with Princeton, we are also required to pay all legal costs and fees associated with these two proceedings.

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

On March 31, 2011, we learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid.  We believe that the JPO’s decisions invalidating these claims were erroneous.  We timely filed appeals for each case on July 26, 2011.

At this time, based on our current knowledge, we believe that the JPO decisions invalidating all the claims in our JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims.  However, we cannot make any assurances of this result.

Interference No. 105,771 involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (the USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University (the Universities), Junior Party, and Fujifilm Holding Corporation (Fuji), Senior Party.  The dispute is between the Universities’ U.S. Patent No 6,902,830 (the ’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5.  The ‘830 patent relates to our UniversalPHOLED phosphorescent OLED technology.  It is exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The USPTO declares an interference when two or more parties claim the same patentable invention.  The objective of an interference is to contest which party, if any, has both a right to participate in the proceeding and a right to the claimed invention and, if more than one party does, then to contest which party has the earliest priority date for the claimed invention.

At a telephone hearing on January 28, 2011, the Universities were authorized to file seven motions.  At a telephone conference on March 31, 2011, the USPTO granted Fuji’s request for an extension of the date for filing these motions due to the recent difficulties in Japan.  The USPTO established an extended filing date of June 3, 2011.  The USPTO further extended the filing date until July 1, 2011, on which date the motions were filed.  The USPTO has now set August 12, 2011 as the due date for filing responsive motions.

At this time, based on our current knowledge, we believe there is a substantial likelihood that our claims 48-52 of the ‘830 patent, or a significant portion thereof, will prevail.  However, we cannot make any assurances of this result.

Invalidation Trial in Korea for Patent No. KR-0998059

On March 10, 2011, we received informal notice from our Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for our Korean Patent No. 10-0998059 (the KR ‘059 patent), which was issued on November 26, 2010.  The Request was filed by a certain individual, but we still do not know which company, if any, was ultimately responsible for filing this Request.  Our Korean patent counsel received the Appeal Brief from KIPO on

April 21, 2011, at which time KIPO set a date of May 18, 2011 (extendable to June 20, 2011) for us to file our response.  A response to the Request was filed on June 20, 2011.  The KR ‘059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from US 7,431,968.

At this time, we cannot make any prediction as to the probable outcome of this Invalidation Trial.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Invalidation Trials in Korea for Patent Nos. KR-558632 and KR-963857

On May 11 and May 31, 2011, respectively, we learned that further Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for our Korean Patent Nos. KR-558632 (the KR ‘632 patent), which issued on March 2, 2006, and KR-963857 (the KR ‘857 patent), which issued on June 8, 2010.  The Requests were filed by Duk San Hi-metal, Ltd. (Duk San) of Korea.  The KR ‘632 and KR ‘857 patents are both Korean counterpart patents, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542 and 7,563,519; and to pending U.S. patent application 12/489,045, filed on June 22, 2009; to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘024 patent, which is subject to the below-noted Japanese Invalidation Trial.  These patents and the pending U.S. patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

Formal, substantially non-substantive responses were due in Korea on June 27, 2011 and July 8, 2011, respectively, but these due dates have been extended for two months, until August 27, 2011 and September 8, 2011, respectively.

At this time, we cannot make any prediction as to the probable outcome of these Korean Invalidation Trials.  However, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld.

Invalidation Trials in Korea for Patent Nos. KR-744199 and KR-913568

On May 10 and May 31, 2011, respectively, we learned that further Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for our Korean Patent Nos. KR-744199 (the KR ‘199 patent), which issued on July 24, 2007, and KR-913568 (the KR ‘568 patent), which issued on August 17, 2009.  The Requests were also filed by Duk San.  The KR ‘199 and KR ‘568 patents are both Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011; to the EP ‘238 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘929 patent, which is subject to one of the above-noted Japanese Invalidation Trials.  These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

Formal, substantially non-substantive responses were due in Korea on July 1, 2011 and June 23, 2011, respectively, but these due dates have been extended for two months, until September 1, 2011 and August 23, 2011, respectively.

At this time, we cannot make any prediction as to the probable outcome of these Korean Invalidation Trials.  However, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld.

Invalidation Trials in Japan for Japan Patent No. 4511024

On June 16, 2011, we learned that a further Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010.  The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent.  The JP ‘024 patent is a counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035051, filed on February 25, 2011; to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the KR ‘632 and KR ‘857 patents, which are subject to one of the above noted Korean Invalidation Trials.  These patents and the pending U.S. patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

At this time, we cannot make any prediction as to the probable outcome of this Japanese Invalidation Trial.  However, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld.

Opposition to European Patent No. 1252803

On July 12 and 13, 2011, Oppositions were filed to European Patent No. 1252803 (the EP ‘803 patent). These Oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP ‘803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011.  These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

It is expected the EPO will combine all three Oppositions into a single opposition proceeding.  The Opposition documents are currently under review by us.

Invalidation Trials in Korea for Patent Nos. KR-840,637 and KR-937,470

On August 8, 2011, we received information indicating that further Requests for Invalidation Trials were filed against Korean Patent Nos. KR-840,637 (the KR ‘637 patent) and KR-937,470 (the KR ‘470 patent), which issued on June 17, 2008 and January 11, 2010, respectively.  The Requests were also filed by Duk San.  The KR ‘637 and KR ‘470 patents are both Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009001, filed on January 19, 2011; to the EP ‘803 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘781 and JP ‘168 patents, which are subject to the above-noted Japanese Invalidation Trials.  These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The Requests have not yet been served to our Korean counsel.  Accordingly, we cannot make any prediction as to the probable outcome of these Korean Invalidation Trials at this time.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Shares Upon the Exercise of Outstanding Warrants

During the quarter ended June 30, 2011, we issued an aggregate of 102,550 unregistered shares of our common stock upon the exercise of outstanding warrants. The warrants had a weighted average exercise price of $13.73 per share. All of the shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended June 30, 2011, we acquired 569 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the quarter ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	n/a	--
May 1 – May 31	569	52.98	n/a	--
June 1 – June 30	—	—	n/a	--
Total	569	$52.98	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

At the Company’s 2011 Annual Meeting of Shareholders held on June 23, 2011, a majority of the Company’s outstanding shares of common stock that voted on the matter were voted in favor of conducting future non-binding, advisory votes on executive compensation on an every year basis.  The Company has considered this shareholder vote, and intends to conduct future non-binding, advisory votes on executive compensation on an every year basis until the next vote by the Company’s shareholders on the frequency of such votes, which will be no later than the Company’s 2017 Annual Meeting of Shareholders.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*	Amendment No. 5 to the OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of April 14, 2011

10.2*	Amendment No. 6 to the OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of June 30, 2011

10.3+	Universal Display Corporation Equity Compensation Plan (as amended effective as of June 23, 2011)

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**
Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2**
Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Filed herewith.
**	Furnished herewith.
+	Filed as an exhibit to the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, filed with the SEC on April 29, 2011.

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

UNIVERSAL DISPLAY CORPORATION

Date: August 8, 2011	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer