Form 10-Q/A
period 2011-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2012-01-27
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of November 2, 2011, the registrant had outstanding 46,026,058 shares of common stock.

TABLE OF CONTENTS

PART II – OTHER INFORMATION
Item 6. Exhibits	4

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2011 (the “10-Q”). The sole purpose of this Amendment is to refile Exhibit 10.5 to the 10-Q in connection with a revised request to the SEC for confidential treatment of certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the 10-Q.  This Amendment does not reflect events occurring after the filing of the original 10-Q or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the 10-Q and our other filings with the SEC.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1+#	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011

10.2+#	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011

10.3@*#	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011

10.4@*#	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of September 22, 2011

10.5*#	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

*	Filed herewith.
**	Furnished herewith.
+	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2011.
#	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
@	Previously filed.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 375 Phillips Boulevard, Ewing, New Jersey 08618.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: January 27, 2012	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer