Form 10-K
period 2011-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2012-02-28
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer  X                                                                                                                                   Accelerated filer
Non-accelerated filer      (Do not check if a smaller reporting company)                                                                                      Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2011, was $1,159,835,981.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 23, 2012, the registrant had outstanding 46,144,532 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2012, are incorporated by reference into Part III of this report.

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

As you read and consider this report, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further under Item 1A below (Risk Factors), including:

•
successful commercialization by organic light emitting diode (OLED) manufacturers of products incorporating our OLED technologies and materials and their continued willingness to utilize our OLED technologies and materials;

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non patented intellectual property;

•	our exposure to and ability to withstand third-party claims and challenges to our patents and other intellectual property rights;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental OLED patents;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	our ability to compete against third parties with resources greater than ours;

•	our future capital requirements and our ability to obtain additional financing if and when needed;

•	our future OLED technology licensing and OLED material revenues and results of operations; and

•	general economic and market conditions.

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

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials.  OLEDs are thin, lightweight and power-efficient solid-state devices that emit light, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the flat panel display market.  We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost.  We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high power efficiency, excellent color rendering index, low operating temperature and novel form factor.  Our technology leadership and intellectual property position should enable us to share in the revenues from OLED displays and lighting products as they enter mainstream consumer and other markets.

Our primary business strategy is to further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, tablets, laptop computers and televisions, and specialty and general lighting products.  In support of this objective, we also develop new OLED materials and sell the materials to those product manufacturers.  Through our internal research and development efforts and our relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries), we have established a significant portfolio of proprietary OLED technologies and materials.  We currently own, exclusively license or have the sole right to sublicense more than 1,400 patents issued and pending worldwide.

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

Liquid crystal displays, or LCDs, continue to dominate the flat panel display market.  However, we believe that OLED displays are an attractive alternative to LCDs because they offer a number of potential advantages, including:

•	higher power efficiencies, thereby reducing energy consumption;

•	a thinner profile and lighter weight;

•	higher contrast ratios, leading to sharper picture images and graphics;

•	wider viewing angles;

•	faster response times for video; and

•	lower cost manufacturing methods and materials.

Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in portable electronic devices, such as smartphones and tablets.  Manufacturers are also working to commercialize OLED displays for use in larger applications, such as computer monitors and televisions.  We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

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

Solid-state lighting relies on the direct conversion of electricity to visible light using semiconductor materials.  By avoiding the heat and plasma-producing processes of incandescent bulbs and fluorescent lamps, solid-state lighting products can have substantially higher energy conversion efficiencies.

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs.  Current LEDs are very small in size (about one square millimeter) and are extremely bright.  Having been developed about 25 years before OLEDs, they are already employed in a variety of lighting products, such as traffic lights, billboards, replacements for incandescent lighting and as border or accent lighting.  However, the high operating temperatures and intense brightness of LEDs may make them less desirable for many general illumination and diffuse lighting applications.

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

Technology Leadership. We are a recognized technology leader in the OLED industry. We and our research partners pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times as efficient as traditional fluorescent OLEDs and significantly more efficient than current LCDs, which are illuminated using backlights. We believe that our phosphorescent OLED technologies and materials are well-suited for industry usage in the commercial production of OLED displays and lighting products. Through our relationships with companies such as PPG Industries and our academic partners, we have also developed other important OLED technologies, as well as novel OLED materials that we believe will facilitate the adoption of our various OLED technologies by product manufacturers.

Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with world-class partners such as Princeton, USC, Michigan and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 1,400 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola.  We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

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

Licenses with Key Product Manufacturers. We have licensed our OLED technologies and patents to several manufacturers for use in commercial products. In 2011, we entered into a new license agreement with Samsung Mobile Display Co., Ltd. (SMD) for its manufacture of active matrix OLED (AMOLED) display products, which agreement superseded our 2005 license agreement with SMD.  We also entered into license agreements with Lumiotec, Inc. (Lumiotec), Pioneer Corporation (Pioneer) and Panasonic Idemitsu OLED Lighting Co., Ltd. (PIOL) for the manufacture of OLED lighting products, as well as a collaborative arrangement with Moser Baer Technologies, Inc. (Moser Baer) to support its development and manufacture of OLED lighting products.  Previously, we entered into license agreements with Showa Denko K.K. (Showa Denko) for its manufacture of OLED lighting products by solution processing methods (2009), Konica Minolta for its manufacture of OLED lighting products (2008) and DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us (2002). We also licensed one of our ink-jet printing patents and certain related patent filings to Seiko Epson Corporation (Seiko Epson) in 2006.

Leading Supplier of UniversalPHOLED Emitter Materials. We are the leading supplier of phosphorescent emitter materials to OLED product manufacturers. The emitter material, which is designed to efficiently convert electrical energy to a desired wavelength of light, is the key component in an OLED device.  PPG Industries currently manufactures our proprietary emitter materials for us, which we then qualify and resell to OLED product manufacturers.  We record revenues based on our sales of these materials to OLED product manufacturers.  This allows us to maintain close technical and business relationships with the OLED product manufacturers purchasing our proprietary materials, which in turn further supports our technology licensing business.

Complementary UniversalPHOLED Host Material Business. We also supply certain of our proprietary phosphorescent host materials to OLED product manufacturers. In one design, the emitter material is disbursed into a host material, with the resulting mixture consisting of predominantly host material.  PPG Industries also currently manufactures our proprietary host materials for us, which we then qualify and resell to OLED product manufacturers.  We believe that host material sales can be complementary to our phosphorescent emitter material sales business.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and in addition the host material business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

Established Material Supply Relationships. We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED materials for use in commercial products.  In 2011, SMD, LG Display Co., Ltd. (LG Display), Tohoku Pioneer Corporation (Tohoku Pioneer) and Konica Minolta Holdings, Inc. (Konica Minolta) purchased our proprietary OLED materials for use in commercial OLED display and lighting products.  We continue to work with many product manufacturers that are evaluating our OLED materials and technologies for use in commercial OLED displays and lighting products, including AU Optronics Corporation (AU Optronics), Chimei Innolux Corporation (CMI) and Sony Corporation (Sony).

Strong U.S. Government Program Support. We perform a significant amount of work under research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Energy. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

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

Our Business Strategy

Our current business strategy is to promote and continue to expand our portfolio of OLED technologies and materials for widespread use in OLED displays and lighting products.  We generate revenues primarily by licensing our OLED technologies and selling our proprietary OLED materials to display and lighting product manufacturers. We presently are focused on the following steps to implement our business strategy:

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

Develop Next-Generation Organic Technologies. We continue to conduct research and development activities relating to next-generation OLED technologies for both displays and lighting products. Our current research and development initiatives involve flexible OLED displays and lighting, transparent or top-emitting OLED displays and thin-film encapsulation for OLEDs. We also are funding research by our academic partners on the use of organic thin-film technology in other applications. Our focus on next-generation technologies is designed to enable us to maintain our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

Business and Geographic Markets

We derive revenue from the following:

•	intellectual property and technology licensing;

•	sales of OLED materials for evaluation, development and commercial manufacturing; and

•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.

Most manufacturers of flat panel displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region.  To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Korea and Japan, as well as a representative office in Taiwan.  We have also formed a subsidiary in Hong Kong, where we operate a world-class chemistry laboratory to support our expanding research and development initiatives in OLED materials and technologies.

We receive a majority of our revenues from external customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers.  In particular, three of our key customers located in the Asia-Pacific region, SMD, LG Display and Nippon Steel Chemical Co., Ltd. (NSCC) each accounted for more than 10%, and collectively accounted for 80%, of our consolidated revenues for 2011. Substantially all revenue derived from these customers is denominated in U.S. dollars.

For more information on our revenues, costs and expenses associated with our business, as well as a breakdown of revenues from North America and foreign sources, please see our Consolidated Financial Statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

Our Phosphorescent OLED Technologies

Phosphorescent OLEDs utilize specialized materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. Traditional fluorescent OLEDs emit light through an inherently less efficient process. Theory and experiment show that phosphorescent OLEDs exhibit device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. Phosphorescence substantially reduces the power requirements of an OLED and is potentially useful in displays for hand-held devices, such as smartphones, where battery power is often a limiting factor.

Phosphorescence is also important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency.

We have a strong intellectual property portfolio surrounding our existing PHOLED phosphorescent OLED technologies and materials for both displays and lighting products.  We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, blue and white OLED devices. In 2011, we continued our commercial supply relationships with companies such as SMD and LG Display to use our PHOLED materials for their manufacture of OLED displays.  In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.

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

Thin-Film Encapsulation. We recently announced our proprietary, patented encapsulation technology for the packaging of flexible OLEDs and other thin-film devices, as well as for use as a barrier film for plastic substrates. Addressing a major roadblock to the successful commercialization of flexible OLEDs, our hybrid, single-layer approach provides barrier performance required for OLEDs using a potentially cost-effective process. In addition to accelerating the commercial viability of flexible OLEDs, our thin-film encapsulation technology has the potential to provide benefits for a variety of other flexible thin-film devices, including photovoltaics and thin-film batteries.

UniversalP2OLED® Printable Phosphorescent OLEDs. The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a vacuum thermal evaporation, or VTE, process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED involves solution processing of the various organic materials in an OLED using techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. For several years, we worked on P2OLEDs under joint development agreements with Seiko Epson.  We are continuing to develop novel P2OLED materials and device architectures for evaluation by OLED manufacturers, and to collaborate with other material manufacturers who are working on host and other OLED materials to match our P2OLED emitters.

OVJP® Organic Vapor Jet Printing. OLEDs can be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for any size or shaped OLED. In addition, OVJP technology avoids the OLED material wastage associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We have installed a prototype OVJP tool at our Ewing, New Jersey facility and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan.

OVPD® Organic Vapor Phase Deposition. Another approach for manufacturing a small molecule OLED is based on OVPD. The OVPD process utilizes a carrier gas, such as nitrogen, in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process or solution processing methods through more efficient materials utilization and enhanced deposition control. We have partnered with Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify equipment for the fabrication of OLED displays utilizing the OVPD process.

    TOLED Transparent OLEDs. We have developed a technology for the fabrication of OLEDs that have transparent cathodes. Conventional OLEDs use a reflective metal cathode and a transparent anode. In contrast, TOLEDs use a transparent cathode and either a transparent, reflective or opaque metal anode. TOLEDs utilizing transparent cathodes and reflective metal anodes are known as “top-emission” OLEDs. In a “top-emission” AMOLED, light is emitted without having to travel through much of the device electronics where a significant portion of the usable light is lost. This results in OLED displays having image qualities and lifetimes superior to those of conventional AMOLEDs. TOLEDs utilizing transparent cathodes and transparent anodes may also be useful in novel flat panel display applications requiring semi-transparency or transparency, such as graphical displays in automotive windshields.

Our Strategic Relationships with Product Manufacturers

We have established early-stage evaluation programs, development and pre-commercial programs, and commercial arrangements with a substantial number of manufacturers or potential manufacturers of OLED display and lighting products. Many of these relationships are directed towards tailoring our proprietary OLED technologies and materials for use by individual manufacturers. Our ultimate objective is to license our OLED technologies and sell our OLED materials to these manufacturers for their commercial production of OLED products. Our publicly announced relationships with product manufacturers include the following:

SMD. We have been working with SMD and providing our next generation PHOLED materials to SMD for evaluation since 2001.  In 2011, we entered into a new patent license agreement with SMD for its manufacture and sale of AMOLED display products.  This agreement superseded our 2005 license agreement with SMD and has a term that extends through December 31, 2017.  We also supply our proprietary PHOLED materials to SMD for its use in manufacturing licensed products.  Under a separate supplemental agreement, SMD has agreed to purchase a minimum amount of phosphorescent emitter material from us for the manufacture of licensed products.  This minimum purchase commitment is subject to SMD’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement, which is concurrent with the term of the license agreement.

LG Display. We have been providing our proprietary PHOLED materials to LG Display for evaluation and we have been supporting LG Display in its OLED product development activities for several years.  In 2007, we entered into an agreement to supply LG Display with our proprietary PHOLED materials for use in AMOLED display products.  This agreement, which has been extended several times, allows us to recognize commercial chemical sales and license fee revenues from our supply of materials to LG Display.

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

Chimei Innolux. In 2007, we entered into an agreement to supply our proprietary PHOLED materials and technologies to Chi Mei EL Corporation (CMEL) for use in its manufacture of commercial AMOLED display products.  The term of that agreement continued through the end of 2009, at which time CMEL became part of CMI. We continue to supply our proprietary PHOLED materials to CMI in support of their OLED development efforts.

Pioneer. We have been supplying our proprietary PHOLED materials to Tohoku Pioneer, a subsidiary of Pioneer, for the commercial production of passive matrix OLED (PMOLED) display products since 2003.  In 2011, we entered into a separate license agreement with Pioneer for its manufacture and sale of OLED lighting products.

Panasonic Idemitsu OLED Lighting. In 2011, we entered into a license agreement with PIOL, a subsidiary of Panasonic Corporation (Panasonic), as successor to Panasonic Electric Works Co., Ltd., and Idemitsu Kosan Co., Ltd. (Idemitsu Kosan), for the manufacture and sale of OLED lighting products. We also continue to work with and supply our proprietary PHOLED materials to Panasonic for evaluation and for use in the Japanese National Project for OLEDs.

Moser Baer Technologies. In 2011, we signed a Memorandum of Agreement with Moser Baer for technology licensing, material supply and technology assistance to support Moser Baer’s initiatives in white OLED lighting.  We are also working with Moser Baer on U.S. Department of Energy programs to improve OLED manufacturing yield, and for Moser Baer to design and build the first white OLED lighting pilot manufacturing facility in the United States.

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

Lumiotec. In January 2012, we entered into a technology license agreement with Lumiotec for its manufacture and sale of OLED lighting products utilizing our phosphorescent and other OLED technologies.

LG Chem. In February 2012, we entered into a short-term agreement to supply LG Chem, Ltd. (LG Chem) with our proprietary PHOLED materials for use in the manufacture of OLED products.  This agreement allows us to recognize commercial chemical sales and license fee revenues from our supply of materials to LG Chem.

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

DuPont Displays. In 2005, we completed work under an agreement with DuPont Displays for the development of novel phosphorescent materials and device structures for solution-processed OLEDs. In 2002, we entered into a cross license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us. We have not received any royalties from DuPont under that agreement.

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

PPG Industries

We have maintained a close working relationship with PPG Industries since 2000.  In 2011, we entered into a new agreement with PPG Industries, the term of which continues through December 31, 2014.  Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis.

Our OLED Material Customers

Throughout 2011, we continued supplying our proprietary UniversalPHOLED materials to SMD for use in its commercial AMOLED display products and for its development efforts. SMD is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices. SMD’s customers for these products have included many well-known consumer electronics companies throughout the world.

In 2011, we also supplied our proprietary UniversalPHOLED materials to LG Display for use in its commercial AMOLED display products, to Tohoku Pioneer for use in its commercial PMOLED display products, and Konica Minolta for its manufacture of commercial OLED lighting products.  During the year, we also supplied our proprietary OLED materials to these and various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2010, including NSCC, Idemitsu Kosan, LG Chem and SFC Co., Ltd.  All of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2011, 2010 and 2009, we incurred expenses of $24,129,233, $21,695,139 and $21,122,156 respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.

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

Our Ewing facility houses six OLED deposition systems, including a full-color flexible OLED system, a system for fabricating solution-processible OLEDs, and an OVJP organic vapor jet printing system. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories.  Our facility also includes state-of-the-art synthetic chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.

As of December 31, 2011, we employed a team of 62 research scientists, engineers and laboratory technicians at our Ewing facility. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists.

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

The original three-year term of the 2006 Research Agreement ran through April 2009.  During that three-year period, we paid the universities $2,155,570 for research conducted under the agreement.  In May 2009, we extended the term of the agreement for an additional four years, through April 2013.  As of December 31, 2011, we are obligated to reimburse the universities for up to $2.6 million in actual costs to be incurred for research conducted under the remaining term of the agreement.

In 2005, we entered into a separate sponsored research agreement with Princeton to fund research under the direction of Professor Sigurd Wagner on thin-film encapsulation and fabrication of OLED devices.  Like our other relationships with Princeton, we have exclusive license rights to all patents arising out of the research. This research program has been extended several times and currently runs through the end of 2012.

We entered into a sponsored research agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University in 2004. Under that agreement, we funded a research program under the direction of Professor Ken-Tsung Wong relating to new OLED materials. We have exclusive rights to all intellectual property developed under that program, which we are in the process of extending for an additional year.

We entered into a contract research agreement with the Chitose Institute of Science and Technology of Japan (CIST) in 2004. Under that agreement, we funded a research program headed by Professor Chihaya Adachi relating to high-efficiency OLED materials and devices. We were granted exclusive rights to all intellectual property developed under this program. Our relationship with CIST ended in 2006 when Professor Adachi transferred to Kyushu University.  However, we have continued our relationship with Professor Adachi under a separate consulting arrangement.

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

U.S. Government-Funded Research

We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton, Michigan, L-3 Communications Corporation — Display Systems (L-3DS), Acuity Brands, Inc. (Acuity) and Moser Baer. We also serve as a subcontractor under certain of our government contracts, such as with Trident Systems, Inc. (Trident), PPG Industries and Moser Baer. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency.

Our government-funded programs are concentrated primarily in two areas: flexible OLEDs and OLEDs for lighting. We receive support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF).  The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative.  Several of our key U.S. government program initiatives in 2011 were as follows:

Flexible OLED Display Prototypes. We continued our work during 2011 to develop and deliver next-generation prototype AMOLED displays on flexible substrates. These include, for example, prototype wrist-mounted communications devices for the U.S. Army and prototype displays for use by Air Force pilots in tactical cockpit settings. The flexible OLED displays utilize amorphous silicon TFT backplanes supplied by LG Display.  L-3DS and Trident were responsible for designing, building and ruggedizing the prototype devices into which these displays were incorporated.

Technology Development for OLED Lighting. During 2011, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. We received funding from the DOE to continue our demonstration of a thin, highly-efficient white OLED lighting concept for under-cabinet applications.  In addition, we received funding from the DOE to scale our PHOLED technology for large-area usage and to demonstrate the fabrication of OLED light sources with enhanced outcoupling designs and on novel substrates.  In recognition for this work, the DOE again honored us at its annual SSL workshop entitled “Transformations in Lighting” in February 2011.

Novel Encapsulation Technology for OLEDs. Using technology pioneered at Princeton, we have demonstrated the feasibility of a novel encapsulation process based on plasma-enhanced chemical vapor deposition (PECVD).  Flexible encapsulation technology is an important element on the development roadmap for commercialization of flexible OLED displays, and may be a cost-effective solution for high-volume OLED lighting products.  In 2011, we received additional funding from ARL and NSF to continue working with Princeton to develop this technology for application to flexible OLED displays, and we applied this technology to our prototype flexible OLED devices.

U.S. Based Manufacturing of OLEDs for Lighting. In 2011, we continued working with Moser Baer as our subcontractor on a $4.0 million DOE program for the creation of a U.S. PHOLED lighting panel manufacturing facility.  Under the program, we are demonstrating the scalability of our proprietary UniversalPHOLED technology and materials for the manufacture of white OLED lighting panels that meet commercial lighting targets.  Moser Baer is tasked with designing and building the U.S.-based pilot facility, and we are providing technical support to Moser Baer for this work.  In 2011, we also began work with Moser Bear on a second DOE program to improve OLED manufacturing yield.  Under this program, we are working with Moser Baer under a $1.0 million subcontract.

Prototype Commercial OLED Lighting System. In 2011, we continued working with Acuity under a DOE contract to demonstrate a prototype PHOLED lighting system for commercial application.  Under this program, Acuity is responsible for designing and fabricating OLED lighting prototypes that can be tuned across a range of color temperatures by using our proprietary architecture and high-efficiency PHOLED panels.  These prototypes are targeted for high-end commercial spaces, including office, retail and health-care buildings, to take advantage of several key attributes of OLEDs – including a thin, sleek form factor and high quality of light.

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

We believe our involvement with the FDC enhances our flexible OLED display technology development efforts.  In 2011, we continued to work with the FDC under an ARL-sponsored program on flexible AMOLED displays using our proprietary PHOLED technology and materials and the FDC’s proprietary bond-debond manufacturing technology.  Dr. Michael Hack, our Vice President of Strategic Product Development and the General Manager of our OLED Lighting and Custom Displays Business, is a member of the Governing Board of the FDC.

The FlexTech Alliance

We are a member of the FlexTech Alliance, Inc. (formerly the United States Display Consortium), an organization devoted to fostering the growth, profitability and success of the electronic display and the flexible, printed electronics supply chain. The role of the FlexTech Alliance is to offer expanded collaboration between and among industry, academia, government and research organizations for advancing displays and flexible, printed electronics from R&D to commercialization. The FlexTech Alliance has approximately 82 members, including companies, universities and R&D organizations.

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

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2011, we owned, through assignment to us alone or jointly with others, 149 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 153 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.

Patents We License from Princeton, USC and Michigan

We exclusively license the bulk of our patent rights, including our key PHOLED technology patents, under a license agreement we executed with Princeton and USC in 1997 (the 1997 License Agreement). In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement.  As of December 31, 2011, the patent rights we license from these universities included 60 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 177 U.S. patents, together with counterparts filed in various foreign countries. The earliest of these patents will expire in the U.S. in 2014, while our key PHOLED technology patents licensed from these universities will start expiring in the U.S. in 2017.

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

Princeton is primarily responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the 1997 License Agreement pursuant to an inter-institutional agreement between Princeton, USC and Michigan. However, we manage this process and have the right to instruct patent counsel on specific matters to be covered in any patent applications filed by Princeton. We are required to bear all costs associated with the filing, prosecution and maintenance of these patent rights.

We are required under the 1997 License Agreement to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed products sold by our sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the research agreements if Princeton reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. Princeton shares portions of these royalties with USC and Michigan under their inter-institutional agreement.

We have a minimum royalty obligation of $100,000 per year during the term of the 1997 License Agreement. Royalties under the 1997 License Agreement with Princeton were $1,219,256 for 2011. We also are required under the 1997 License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 License Agreement.

Patents We Acquired from Motorola

In 2000, we entered into a license agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will expire in the U.S. between 2012 and 2018.

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

Flat Panel Display Industry Competitors

Numerous domestic and foreign companies have developed or are developing and improving LCD, plasma and other flat panel display technologies that compete with our OLED display technologies. We believe that OLED display technologies ultimately can compete with LCDs and other display technologies for many product applications on the basis of lower power consumption, better contrast ratios, faster video rates, form factor and lower manufacturing cost. However, other companies may succeed in continuing to improve these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.

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

Our existing business relationships with SMD and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the flat panel display and lighting industries. However, others may succeed in developing new OLED technologies and materials that are required in addition to ours, or that may be utilized in place of ours. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial flat panel displays and lighting products.

Employees

As of December 31, 2011, we had 90 full-time employees and three part-time employees, none of whom are unionized. We believe that relations with our employees are good.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. now functions as an operating subsidiary of ours and has overlapping officers and directors.  We have also formed other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Ltd. (2008), Universal Display Corporation Korea, Inc. (2010) and Universal Display Corporation Japan, K.K. (2011), and we established a representative office in Taiwan (2011).

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

During the entire product development process for a new product, we face the risk that our technology will fail to meet the manufacturer’s technical, performance or cost requirements or will be replaced by a competing product or alternative technology. For example, we are aware that some of our licensees and prospective licensees have entered into arrangements with our competitors regarding the development of competing technologies. Even if we offer technologies that are satisfactory to a product manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our technologies.  In addition, our license agreements do not require our customers to purchase our host materials in order to utilize our phosphorescent emitter materials, and those customers may elect not to purchase our host materials.

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

Many of our agreements with product manufacturers last for only limited periods of time, such that our relationships with these manufacturers will expire unless they continually are renewed. These product manufacturers may not agree to renew their relationships with us on a continuing basis. In addition, we regularly continue working with product manufacturers after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with the various product manufacturers not continue or be renewed, or if we are not able to identify other product manufacturers and enter into contracts with them, our business would suffer.

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

There are a number of other companies and organizations that have been issued patents and are filing patent applications relating to OLED technologies and materials, including, without limitation, Kodak (substantially all of whose OLED assets were sold to a group of LG companies in 2009), CDT (acquired by Sumitomo in 2007), Fuji Film Co., Ltd., Canon, Inc., Semiconductor Energy Laboratories Co., Idemitsu Kosan and Mitsubishi Chemical Corporation. As a result, there may be issued patents or pending patent applications of third parties that would be infringed by the use of our OLED technologies or materials, thus subjecting our licensees to possible suits for patent infringement in the future. Such lawsuits could result in our licensees being liable for damages or require our licensees to obtain additional licenses that could increase the cost of their products.  This, in turn, could have an adverse effect on our licensees’ sales and thus our royalties, or cause our licensees to seek to renegotiate our royalty rates.  In addition, we have agreed to indemnify customers purchasing our OLED materials for commercial usage against certain claims of patent infringement by third parties, as a result of which we may incur substantial legal costs in connection with defending these customers from such claims.

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

Our performance is substantially dependent on the continued services of our executive officers and other key technical and managerial personnel, and on our ability to offer competitive salaries and benefits to these and our other employees. We do not have employment agreements with any of our executive officers or other key technical or managerial personnel. Additionally, competition for highly skilled technical and managerial personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

We rely solely on PPG Industries to manufacture the OLED materials we use and sell to product manufacturers.

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development and evaluation purposes, as well as for commercial purposes. This agreement, however, is scheduled to expire at the end of 2014. Our inability to continue obtaining these OLED materials from PPG Industries or another source would have a material adverse effect on our revenues from sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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

The price of our common stock could decrease if:

•
shares of our common stock that are currently subject to restriction on sale become freely salable, whether through an effective registration statement or based on Rule 144 under the Securities Act of 1933, as amended; or

•
we issue additional shares of our common stock that might be or become freely salable, including shares that would be issued upon conversion of our preferred stock or the exercise of outstanding stock options.

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

As of February 23, 2012, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

Because we do not currently intend to pay dividends, shareholders will benefit from an investment in our common stock only if it appreciates in value.

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

Our executive officers and directors own a significant percentage of our common stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Founder and Chairman of the Board of Directors, beneficially own, as of February 23, 2012, approximately 13% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

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

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology Ltd. (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (EP ‘958 patent). The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073. These patents relate to our FOLED™ flexible OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (EP ‘238 patent). The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

The EPO conducted an Oral Hearing in this matter on November 3, 2011. At the conclusion of the Oral Hearing, the EPO panel announced its decision to maintain the patent with claims directed to OLEDs comprising phosphorescent organometallic iridium compounds. The official minutes from the oral hearing and written decision were published on January 13, 2012. The EPO panel decision is open to appeal.

At this time, based on our current knowledge, we believe that the EPO panel decision, if appealed, would be upheld on appeal. However, we cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for our Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007. The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan. The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. Under our license agreement with Princeton, we are required to pay all legal costs and fees associated with this proceeding.

An Oral Hearing in this matter was held on November 16, 2010. On February 28, 2011, we learned that the JPO had issued a decision recognizing our invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid. We believe that the JPO’s decision invalidating these claims was erroneous, and we filed an appeal to the Japanese IP High Court.

Both parties filed appeal briefs in this matter with the Japanese IP High Court. A technical explanation hearing was held on February 1, 2012.  At the hearing, both parties filed technical materials supporting their respective positions.

At this time, based on our current knowledge, we believe that the JPO decision invalidating certain claims in our JP ‘929 patent should be overturned on appeal as to all or a significant portion of the claims. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘870 patent). The EP ‘870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011. These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding. The five companies are Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were also filed by SEL. The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. Under our license agreement with Princeton, we are also required to pay all legal costs and fees associated with these two proceedings.

An Oral Hearing in this matter was held on February 1, 2011. On March 31, 2011, we learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid. We believe that the JPO’s decisions invalidating these claims were erroneous, and we filed appeals for both cases to the Japanese IP High Court.

Both parties are in the process of filing appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held an initial hearing for this matter on November 22, 2011, and we are preparing for a technical explanation hearing in this matter.

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

On April 21, 2011, our Korean patent counsel received a copy of the Appeal Brief for the Request from KIPO. We filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and we filed a response to the rebuttal brief on October 12, 2011.  The petitioner filed a second rebuttal brief on February 3, 2012, and we are preparing our response to this brief.

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

Invalidation Trials in Korea for Patent Nos. KR-744199 and KR-913568

On May 10 and May 31, 2011, respectively, we learned that further Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for our Korean Patent Nos. KR-744199 (the KR ‘199 patent), which issued on July 24, 2007, and KR-913568 (the KR ‘568 patent), which issued on August 17, 2009. The Requests were also filed by Duk San. The KR ‘199 and KR ‘568 patents are both Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011; to the EP ‘238 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘929 patent, which is subject to one of the above-noted Japanese Invalidation Trials. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

We timely filed our formal responses to the Requests by the due dates of September 1, 2011 and August 23, 2011, respectively.  Both parties are in the process of filing briefs in these matters with the Korean Patent Office.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024

On June 16, 2011, we learned that a further Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent. The JP ‘024 patent is a counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011; to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the KR ‘632 and KR ‘857 patents, which are subject to one of the above noted Korean Invalidation Trials. These patents and the pending U.S. patent application relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1252803

On July 12 and 13, 2011, Oppositions were filed to our European Patent No. 1252803 (the EP ‘803 patent). These Oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP ‘803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding and set December 18, 2011 as the due date for us to file our response, subject to extension.  Our response to the oppositions was timely filed prior to the February 18, 2012, extended due date.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-794,975, KR-840,637 and KR-937,470

On August 8, 2011, we received information indicating that further Requests for Invalidation Trials were filed against our Korean Patent Nos. KR-840,637 (the KR ‘637 patent) and KR-937,470 (the KR ‘470 patent), which issued on June 17, 2008 and January 11, 2010, respectively. On December 12, 2011, we received information that a further Request for an Invalidation Trial was filed against our Korean Patent No. KR-794,975 (the KR ‘975 patent).  The Requests were also filed by Duk San. The KR ‘975, KR ‘637 and KR ‘470 patents are Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011; to the EP ‘803 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘781 and JP ‘168 patents, which are subject to the above-noted Japanese Invalidation Trials. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

Formal, substantially non-substantive responses relating to KR ‘637 and KR ‘470, originally due in Korea on September 7 and 8, 2011, respectively, were extended until December 7 and 8, 2011, respectively.  Our responses were timely filed.  We are in the process of preparing our response for KR ‘975.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (EP ‘962 patent). The EP ‘962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907.  These patents relate to our white phosphorescent OLED technology.  They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding.  We are in the process of preparing our response to the oppositions.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1933395

On February 24, 2012, the European Patent Office posted an Acknowledgement of Receipt of a Notice of Opposition by Sumitomo to European Patent No. 1933395 (EP ‘395 patent).  The EP ‘395 patent is a counterpart patent to the above-noted Japan Patent No. 4358168, and to the above-noted Patent Nos. KR-840,637 and KR-937,470, and the related U.S. patents cited therewith.  These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

No further knowledge of this newly-reported opposition is available to us at this time.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of February 23, 2012:

Name	Age	Position
Sherwin I. Seligsohn	76	Founder and Chairman of the Board of Directors
Steven V. Abramson	60	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	64	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	50	Senior Vice President and Chief Technical Officer
Janice K. Mahon	54	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Michael G. Hack	55	Vice President of Strategic Product Development and General Manager, OLED Lighting & Custom Displays

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

Sidney D. Rosenblatt is an Executive Vice President and has been our Chief Financial Officer, Treasurer and Secretary since June 1995.  He also has been a member of our Board of Directors since May 1996.  Mr. Rosenblatt was the owner of S. Zitner Company from August 1990 through August 2010 and served as its President from August 1990 through December 1998.  From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital.

Julia J. Brown, Ph.D. is a Senior Vice President and has been our Chief Technical Officer since June 2002. She joined us in June 1998 as our Vice President of Technology Development. From November 1991 to June 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-

speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at USC under the advisement of Professor Stephen R. Forrest. Dr. Brown has served as an Associate Editor of the Journal of Electronic Materials and as an elected member of the Electron Device Society Technical Board. She co-founded an international engineering mentoring program sponsored by the Institute of Electrical and Electronics Engineers (IEEE) and is a Fellow of the IEEE. Dr. Brown has served on numerous technical conference committees and is presently a member of the Society of Information Display.

Janice K. Mahon has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our PHOLED Material Sales Business in January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010.  Ms. Mahon has also served as chairperson of the Marketing Committee for the OLED Association since the beginning of 2009.

Michael G. Hack, Ph.D. has been our Vice President of Strategic Product Development since October 1999, and became the General Manager of OLED Lighting & Custom Displays in January 2010.  Prior to joining us, Dr. Hack was associated with dpiX, a Xerox Company, where from 1996 to 1999 he was responsible for manufacturing flat panel displays and digital medical imaging products based on amorphous silicon TFT technology.  Previously, Dr. Hack was a Principal Scientist with Xerox PARC, engaged in the research of material and device aspects of amorphous- and poly-silicon as related to flat panel displays.  Dr. Hack received his Ph.D. degree from Cambridge University, England in 1981, and in 2007 he was elected a Fellow of the Society for Information Display.  Dr. Hack is also a member of the Governing Board of The Army Flexible Display Center at Arizona State University.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “PANL.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NASDAQ Global Market.
	High Close	Low Close
2011
Fourth Quarter……………………………………...	$53.31	$33.08
Third Quarter……………………………………….	58.36	22.80
Second Quarter……………………………………..	60.07	31.74
First Quarter………………………………………..	55.04	31.88
2010
Fourth Quarter……………………………………...	$31.98	$22.34
Third Quarter……………………………………….	24.25	17.52
Second Quarter……………………………………..	19.35	11.83
First Quarter………………………………………...	14.24	10.53

As of February 23, 2012, there were approximately 311 holders of record of our common stock.

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

Withholding of Shares to Satisfy Tax Liability

During the quarter ended December 31, 2011, we acquired 562 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the fourth quarter of 2011.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	562	$48.76	n/a	--
November 1 – November 30	--	--	n/a	--
December 1 – December 31	--	--	n/a	--
Total	562	$48.76	n/a	--

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2006 to December 31, 2011, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index.  This performance graph assumes an initial investment of $100 on December 31, 2006 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.
	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
Universal Display Corp.	100.00	137.71	62.96	82.35	204.20	244.44
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Electronic Components	100.00	117.33	60.16	96.77	110.84	99.75

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Results:
Total revenue……………..…………………………	$61,288,678	$30,544,380	$15,786,617	$11,075,224	$11,305,907
Research and development expense………………...	24,129,233	21,695,139	21,122,156	19,220,653	18,360,509
Selling, general and administrative expense………..	18,839,916	13,041,438	10,921,859	10,170,593	9,569,381
Interest income……………………………………...	994,221	279,474	669,633	2,607,897	3,599,229
Income tax benefit……………………………..……	714,053	134,349	129,915	962,478	804,980
Net income (loss)……………………..…….……...	3,155,153	(19,917,410)	(20,505,320)	(19,139,736)	(15,975,841)
Net income (loss) per share, basic……..…….……..	0.07	(0.53)	(0.56)	(0.53)	(0.47)
Net income (loss) per share, diluted………………..	0.07	(0.53)	(0.56)	(0.53)	(0.47)
Balance Sheet Data:
Total assets………………………………………….	$373,877,725	$92,327,131	$80,139,887	$96,228,505	$105,000,071
Current liabilities……………………………………	19,517,296	25,044,687	13,965,959	15,769,505	12,790,531
Shareholders’ equity………………………………..	342,227,200	57,429,519	59,627,526	76,714,463	89,215,957
Other Financial Data:
Working capital……………………………………..	342,786,731	$57,354,822	$53,663,617	$64,600,256	$73,979,638
Capital expenditures………………………………...	2,623,992	369,145	258,761	1,277,098	1,225,857
Weighted average shares used in computing basic net income (loss) per common share……………	43,737,968	37,567,374	36,479,331	35,932,372	33,759,581
Weighted average shares used in computing diluted net income (loss) per common share……………	45,140,394	37,567,374	36,479,331	35,932,372	33,759,581
Shares of common stock outstanding, end of period....................................................................	46,113,296	38,936,571	36,818,440	36,131,981	35,563,201

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display, solid-state lighting and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and in attempting to commercialize these technologies and materials.  We derive our revenue from the following:

•	intellectual property and technology licensing;

•	sales of OLED materials for evaluation, development and commercial manufacturing; and

•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses since our inception, resulting in an accumulated deficit of $213,870,962 as of December 31, 2011.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding:

•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;

•	the timing and volume of sales of our OLED materials;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances.

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

Revenue Recognition and Deferred Revenue

Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by the U.S. government for all or a portion of the research and development expenses we incur related to our government contracts. Revenue is recognized proportionally as research and development expenses are incurred or as defined milestones are achieved. In order to ascertain the revenue associated with these contracts for a period, we estimate the proportion of related research and development expenses incurred and whether defined milestones have been achieved. Different estimates would result in different revenues for the period.

We receive non-refundable cash payments under certain commercial, development and technology evaluation agreements with our customers. These payments are generally recognized as revenue over the term of the agreement.  On occasion, however, certain of the payments under development and evaluation agreements are creditable against license fees and/or royalties payable by the customer if a commercial license agreement is subsequently executed with the customer.  These payments are classified as deferred revenues, and are recorded as liabilities in the consolidated balance sheet until such time as revenue can be recognized.  Revenue is deferred until a commercial license agreement is executed or negotiations have ceased and there is no appreciable likelihood of executing a commercial license agreement with the customer. If a commercial license agreement is executed, payments are recorded as revenue over the term of the agreement or the estimated useful life of the licensed technology, for perpetual licenses, and the revenue is classified based on the terms of the license.  Otherwise, payments deferred pending a commercial license are recorded as revenue at the time negotiations with the customer show that there is no appreciable likelihood of executing a commercial license agreement.  If we used different estimates for the useful life of the licensed technology, reported revenue during the relevant period would differ. As of December 31, 2011, $9,407,715 was recorded as deferred revenue, of which $3,366,667 is creditable against future commercial license agreements that have not yet been executed or deemed effective. For the years ended December 31, 2010 and 2009, $2,100,000 and $1,500,000, respectively, of revenue was recognized relating to cash payments received that were creditable against license fees and/or royalties for which we determined there was no appreciable likelihood of executing a license agreement with the customer. For the year ended December 31, 2011, no such revenue was recognized. For arrangements with extended payment terms where the fee is not fixed and determinable, revenue is recognized when the payment is due and payable.

Valuation of Stock-Based Compensation

We recognize in the statement of operations the grant-date fair value of equity-based compensation issued to employees and directors (see Notes 2, 9 and 10 of the Notes to Consolidated Financial Statements). We also record an expense for equity-based compensation grants to non-employees, in exchange for goods or services, and stock appreciation rights (SARs) issued to employees, based on the fair value, which is remeasured over the vesting period of such awards.

   We use the Black-Scholes option-pricing model to estimate the fair value of SARs, options and warrants we have granted for purposes of recording charges to the statement of operations. In order to calculate the fair value of the SARs, options and warrants, assumptions are made for certain components of the model, including expected volatility, expected dividend yield rate and expected life. Expected volatilities utilized in the model are based on the historical volatility of our stock price over a period commensurate with the expected life of the stock option. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. In the case of stock options granted to employees, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options. In the case of stock options and warrants granted to non-employees, the contractual life is used. Although we use our best estimates when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation of future grants or the remeasurement of non-employee awards.

Accounting for Warrants

On January 1, 2009, we adopted certain revised provisions of Accounting Standards Codification (ASC) 815, Derivatives and Hedging. These provisions apply to freestanding financial instruments or embedded features that have the characteristics of a derivative and to freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, certain stock purchase warrants that we issued, but which are no longer outstanding, were considered to be derivatives since they contained “down-round” provisions requiring remeasurement at fair value at the end of each period as they were recorded as liabilities. Due to the exercise of all remaining stock purchase warrants in 2011, the stock warrant liability was $0 at December 31, 2011.

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model using assumptions for certain components of the model, including expected volatility and expected annual dividend yield. Expected volatilities utilized in the model were based on the historical volatility of our stock price over a period commensurate with the remaining contractual life of the warrant. The risk-free interest rate was derived from the U.S. Treasury yield curve. The term of the warrants was based on the remaining contractual life. Although we used our best estimates when setting these assumptions, changes in assumptions could have caused significant adjustments to the valuation of the stock warrant liability. The change in fair value of the stock warrant liability was recorded as a gain or loss on the statement of operations, until all warrants were exercised.

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

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 4.44% at December 31, 2011. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $39,000.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

We had operating income of $5,686,737 for the year ended December 31, 2011, compared to an operating loss of $10,226,297 for 2010.  The change to operating income was due to:

•	an increase in revenue of $30,744,298;

•	offset by an increase in operating expenses of $14,831,264.

We had net income of $3,155,153, or $0.07 per diluted share, for the year ended December 31, 2011, compared to a net loss of $19,917,410, or $0.53 per diluted share for 2010. The change to net income was primarily due to:

•	an increase of operating income of $15,913,034;

•	a decrease in loss on stock warrant liability of $5,886,782;

•	an increase in interest income of $714,747; and

•	an increase in income tax benefit of $579,704.

Our revenues were $61,288,678 for the year ended December 31, 2011, compared to $30,544,380 for the year ended December 31, 2010. The increase in our overall revenue was primarily due to additional OLED material sales and licensing revenues from the expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly SMD.

Material sales increased to $37,443,329 for the year ended December 31, 2011, compared to $17,271,749 for 2010. Material sales relates to the sale of our OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 70% of our total material sales in 2011, compared to 88% of our total material sales in 2010.  Host material sales were 30% of our total material sales in 2011, compared to 12% of our total material sales in 2010. We believe we can participate in the host material business due to our long experience developing emitter materials, which are used together with host material in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and in addition the host material business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees increased to $15,345,281 for the year ended December 31, 2011, compared to $4,605,512 for 2010. A substantial portion of the increase was due to royalty and license fee payments received under our patent license agreements with SMD, including our new agreement with SMD executed in August 2011.  This new agreement superseded our prior patent license agreement with SMD, which was entered into in 2005.  At the same time, we entered into a supplemental material purchase agreement with SMD.  Both new agreements have terms that run through December 31, 2017. Based upon the arrangement containing payment terms over the course of the agreement, such amounts are not considered fixed and determinable for revenue recognition purposes. As a result, the recognition of license fees under our new agreement with SMD is based on receipt of payment; therefore our quarterly license fees will fluctuate accordingly, depending on the timing of such payments.

Our new patent license agreement with SMD covers the manufacture and sale of specified OLED display products.  Under the agreement, SMD has agreed to pay us a fixed license fee, payable in installments over the agreement term.  These installments increase on an annual basis over the term of the license agreement.  The installment amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SMD’s OLED business growth as a percentage of published OLED market forecasts, the use of red and green phosphorescent materials in SMD’s OLED display products, and appropriate royalty rates relating to SMD’s practice under the licensed patents.  For the year ended December 31, 2011, we received and recognized $8,246,315 in license fees from SMD under the new patent license agreement and $3,550,390 in royalties from SMD under the old patent license agreement.

Pursuant to the new supplemental agreement, SMD agreed to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products.  This minimum purchase commitment is subject to SMD’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.  The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement.  These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SMD’s OLED business growth as a percentage of published OLED market forecasts and SMD’s projected minimum usage of red and green phosphorescent emitter materials over the term of the agreement.  SMD purchased phosphorescent emitter materials from us in excess of the minimum purchase amount for the year ended December 31, 2011.

    Cost of material sales increased to $3,730,840 for the year ended December 31, 2011, compared to $887,509 for 2010, based on the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which costs have already been expensed as research and development expense. Commercial materials are materials that have been validated by the Company for use in commercial OLED products.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect the costs of materials sold to fluctuate from quarter to quarter. As a result of these timing issues, and due to increased sales of commercial materials, cost of material sales increased for the year ended December 31, 2011, compared to the same period in 2010. For the years ended December 31, 2011 and 2010, costs associated with $25,338,711 and $5,739,670, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $24,129,233 for the year ended December 31, 2011, compared to $21,695,139 for 2010.  The increase was mainly due to:

•	increased employee costs of $2,170,386, due primarily to new employees, increased salaries, costs associated with retirement benefits and incentive stock awards for certain executive officers;

•	increased costs of $943,392 due to overall expanded research and development efforts to support the growth of our business; and

•	costs of $705,491 resulting from commencement of research and development activities at certain of our foreign subsidiaries; offset by

•	decreased amortization costs of $1,185,423 due to part of our acquired technology being fully amortized as of December 31, 2010.

Selling, general and administrative expenses were $18,939,916 for the year ended December 31, 2011, compared to $13,041,438 for 2010. The overall increase in these costs was driven in part by increased commercial activities and non-cash expenses related to stock compensation and in part by costs incurred to establish new subsidiaries in Hong Kong, Korea and Japan. Specifically, we incurred increased costs in the following areas:

•	increased employee costs of $2,043,221, due primarily to increased salaries, costs associated with retirement benefits and incentive stock awards for certain executive officers;

•	costs of $572,737 resulting from the incorporation and commencement of operations of certain of our foreign subsidiaries;

•	increased costs of $545,616 related to stock compensation for members of our Board of Directors;

•	increased legal fees of $484,340, due in large part to expanded licensing negotiations;

•	increased expense of $449,569 due to costs associated with certain prototypes; and

•	increased international consulting fees of $382,363, resulting from increased revenues.

Patent costs increased to $7,442,374 for the year ended December 31, 2011, compared to $4,270,689 for 2010. The increase was mainly due to increased costs associated with our defense of certain ongoing and new challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Royalty and license expense increased to $1,359,578 for the year ended December 31, 2011, compared to $875,902 for 2010. The increase consisted mainly of royalties incurred under an amended license agreement with Princeton, USC and Michigan, resulting from increased revenues. See Note 3 in Noted to Consolidated Financial Statements for further discussion.

Interest income increased to $994,221 for the year ended December 31, 2011, compared to $279,474 for 2010. The increase was mainly attributable to interest earned on higher average cash and investment balances as a result of proceeds received from the completion of our public offering in March 2011.

In 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised. The warrants, which contained a “down-round” provision, were previously recorded as a liability. The change in fair value of these warrants during the period prior to the exercise date resulted in a $4,190,283 non-cash loss on our statement of operations for the year ended December 31, 2011, compared to a $10,077,065 non-cash loss for 2010.

During the year ended December 31, 2011, we sold approximately $45.2 million of our state-related income tax net operating losses (NOLs) and $232,000 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We recorded the amount of the completed sale as an income tax benefit for the year ended December 31, 2011 and received the proceeds of $2,660,512 in January 2012.  During the year ended December 31, 2010, we sold approximately $3.8 million of our state-related income tax NOLs and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit for the year ended December 31, 2010.

The above-mentioned income tax benefit was offset by foreign income tax withholdings in connection with payments received from SMD. We had previously filed for and were granted a five-year exemption from withholding tax on royalties and license fees received from SMD under our 2005 patent license agreement as part of a tax incentive program in Korea. The exemption remained in effect until May 2010. Since then, SMD has been required to withhold tax upon payment of royalties to us.  This is also the case under our new patent license agreement with SMD, which we entered into in August 2011.

In 2011 and 2010, the withholding tax rate for royalties and license fees paid by SMD was 16.5%. For the years ended December 31, 2011 and 2010, foreign income taxes of $1,946,456 and $329,813, respectively, were withheld in connection with these payments. We anticipate the amount of withholding taxes to increase as associated payments received from SMD increase in the future.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We had an operating loss of $10,226,297 for the year ended December 31, 2010, compared to an operating loss of $20,266,794 for 2009.  The decrease in operating loss was due to:

•	an increase in revenue of $14,757,763;

•	offset by an increase in operating expenses of $4,717,266.

We had a net loss of $19,917,410, or $0.53 per diluted share, for the year ended December 31, 2010, compared to a net loss of $20,505,320, or $0.56 per diluted share, for 2009. The decrease in net loss was primarily due to:

•	a decrease in operating loss of $10,040,497;

•	offset by an increase in loss on stock warrant liability of $9,046,010.

Our revenues were $30,544,380 for the year ended December 31, 2010, compared to $15,786,617 for 2009.

Material sales increased to $17,271,749 for the year ended December 31, 2010, compared to $5,668,752 for 2009. Material sales relates to the sale of our OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 88% of our total material sales in 2010, compared to 94% of our total material sales in 2009.  Host material sales were 12% of our total material sales in 2010, compared to 6% of our total material sales in 2010. We cannot accurately predict how long our phosphorescent emitter material sales or host material sales to particular customers will continue, as our customers frequently update and alter their product offerings in response to market demands. Continued sales of our OLED materials to these customers will depend on several factors, including pricing, availability, continued technical improvement and competitive product offerings.

Royalty and license fees increased to $4,605,512 for the year ended December 31, 2010, compared to $2,656,326 for 2009. A substantial portion of the increase was due to additional royalty payments received under our 2005 patent license agreement with SMD.  As previously discussed, the 2005 patent license agreement was superseded by a new patent license agreement we entered into with SMD in August 2011.

We filed for and were granted a five-year exemption on withholding tax on royalty payments received from SMD under our 2005 patent license agreement as part of a tax incentive program in Korea. The exemption was granted in May

2005 and remained in effect until May 2010. Since then, SMD has been required to withhold tax upon payment of royalties to us.  In 2010, the withholding tax rate for royalty payments made by SMD was 16.5%.

Cost of material sales increased to $887,509 for the year ended December 31, 2010, compared to $374,322 for the year ended December 31, 2009, based on the aforementioned increase in material sales.

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

At December 31, 2010, we had outstanding warrants to purchase 586,972 shares of common stock, which warrants contained a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in a $10,077,065 non-cash loss on our consolidated statements of operations for the year ended December 31, 2010 compared to a $1,031,055 non-cash loss for the year ended December 31, 2009.  The warrants continued to be reported as a liability, with changes in fair value recorded in the statement of operations, until these warrants were exercised in 2011.

During the year ended December 31, 2010, we sold approximately $3.8 million of our state-related income tax net operating losses (NOLs) and $194,088 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program.  We received proceeds of $464,162 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit.  In past years, we completed our sales of state-related tax NOLs during the fourth quarter of the year. The income tax benefit was offset by foreign income taxes of $329,813 withheld in connection with our royalty revenues, as noted above.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $111,795,229 and short-term investments of $234,294,041, for a total of $346,089,270.  This compares to cash and cash equivalents of $20,368,852 and short-term investments of $52,794,545, for a total of $73,163,397, as of December 31, 2010.  The increase in cash and cash equivalents and short-term investments of $272,925,873 was primarily due to the completion in March 2011 of our public offering of 5,750,000 shares of our common stock at a price of $46.00 per share. The offering resulted in net proceeds to us of $249,628,814.

Cash provided by operating activities was $16,409,427 for 2011, compared to cash used in operating activities of $4,200,138 for 2010. The increase in cash provided by operating activities was primarily due to the following:

•	a decrease in net loss of $15,917,122, which amount excludes the impact of non-cash items;

•	the impact of the timing of payment of accounts payable and accrued expenses of $4,386,746;

•	the impact of the timing of receipt of accounts receivable of $424,967;

•	a decrease in other current assets of $1,915,958; and

•	an increase of $1,873,499 in deferred revenue and licensing fees received; offset by

•	an increase in inventory of $3,838,952.

Cash used in investing activities was $183,789,448 for 2011, compared to $11,829,817 for 2010.  The increase in cash used in investing activities was mainly due to increased purchases of short-term investments as a result of the completion of our public offering in March 2011, as well as purchases of property and equipment of $2,623,992.

Cash provided by financing activities was $258,806,398 for 2011, compared to $13,697,681 for 2010.  The increase in cash provided by financing activities was due primarily to the completion of our March 2011 public offering.  The offering resulted in proceeds to us of $249,628,814, which was net of $14,871,186 in underwriting discounts and commissions and other costs associated with the completion of the offering. In addition, for the year ended December 31, 2011, we received proceeds of $13,342,791 from the exercise of options and warrants to purchase shares of our common, compared to proceeds of $14,618,569 from the exercise of options and warrants to purchase shares of our common stock in 2010. In connection with stock-based employee compensation and option exercises for the years ended December 31, 2011 and 2010, we made payments of $4,472,549 and $1,166,572, respectively, in withholding taxes.

Working capital was $342,786,731 as of December 31, 2011, compared to $57,354,822, which included a stock warrant liability of $10,659,755, as of December 31, 2010.  The stock warrants associated with this liability were all exercised in 2011, resulting in no cash outlay by us. Working capital, excluding the stock warrant liability, was $68,014,577 as of December 31, 2010.  The increase in working capital was primarily due to proceeds from the completion of our public offering in March 2011.

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

Contractual Obligations

As of December 31, 2011, we had the following contractual commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$20,006,000	$164,000	$786,000	$786,000	$18,270,000
Sponsored research obligation	2,601,278	1,944,995	656,283	—	—
Minimum royalty obligation (1)	500,000	100,000	200,000	200,000	100,000/year(1)

Total (2)	$23,107,278	$2,208,995	$1,642,283	$986,000	$18,270,000

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 2 in the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our short-term investments disclosed in “Fair Value Measurements” in Note 2 to the consolidated financial statements included herein. We invest in investment grade financial instruments to reduce our exposure related to investments.  Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2012, (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

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

Exhibit
Number                                                                  Description

3.1	Amended and Restated Articles of Incorporation of the registrant (1)

3.2	Bylaws of the registrant (2)

10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)

10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)

10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)

10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)

10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (3)

10.6#	Second Amended and Restated Change in Control Agreement between the registrant and Michael G. Hack, dated as of January 11, 2010 (4)

10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)

10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)

10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)

10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)

10.11#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (3)

10.12#	Non-Competition and Non-Solicitation Agreement between the registrant and Michael G. Hack, dated as of February 5, 2007 (4)

10.13#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (6)

10.14#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (6)

10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (7)

10.16#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of January 6, 2011 (7)

10.17#	Equity Retention Agreement between the registrant and Michael G. Hack, dated as of January 6, 2011 (7)

10.18#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)

10.19	Equity Compensation Plan, last amended effective as of June 23, 2011 (8)

10.20	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (9)

10.21	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)

10.22	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (10)

10.23	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (11)

10.24	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (12)

10.25
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (12)

10.26	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (13)

10.27	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)

10.28+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (14)

10.29+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (15)

10.30+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (15)

10.31+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (16)

10.32+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (17)

10.33+	Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display Co., Ltd.), dated as of May 23, 2007 (18)
10.34	Amendment No. 1 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of November 21, 2008 (3)

10.35	Amendment No. 2 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of August 11, 2009 (19)

10.36	Amendment No. 3 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of March 10, 2010 (6)

10.37	Amendment No. 4 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of July 23, 2010 (20)

10.38	Amendment No. 5 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of January 6, 2011 (7)

10.39*	Amendment No. 6 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of July 6, 2011

10.38+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (21)

10.39+	OLED Technology License Agreement between the registrant and Showa Denko K.K., dated as of December 17, 2009 (22)

10.40+	Memorandum of Agreement between the registrant and Moser Baer Technologies Inc., dated as of February 4, 2011 (7)

10.41+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011 (14)

10.42+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011 (23)

21*	Subsidiaries of the registrant

23.1*	Consent of KPMG LLP

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010.

(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.

(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.

(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.

(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.

(7)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.

(8)	Filed as an Exhibit to the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, filed with the SEC on April 29, 2011.

(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.

(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.

(11)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.

(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.

(13)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.

(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.

(15)	Filed as an Exhibit to an Amended Current Report on Form 8-K, filed with the SEC on December 19, 2011.

(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.

(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.

(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 9, 2007.

(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 9, 2009.

(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 4, 2010.

(21)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.

(22)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC on June 23, 2010.

(23)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.

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

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sherwin I. Seligsohn Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 28, 2012
/s/ Steven V. Abramson Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2012
/s/ Sidney D. Rosenblatt Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	February 28, 2012
/s/ Leonard Becker Leonard Becker	Director	February 28, 2012
/s/ Elizabeth H. Gemmill Elizabeth H. Gemmill	Director	February 28, 2012
/s/ C. Keith Hartley C. Keith Hartley	Director	February 28, 2012
/s/ Lawrence Lacerte Lawrence Lacerte	Director	February 28, 2012

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

Financial Table of Contents

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 28, 2012

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited Universal Display Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Display Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements .

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2012

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Display Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Philadelphia, Pennsylvania
February 28, 2012

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,795,229	$20,368,852
Short-term investments	234,294,041	52,794,545
Accounts receivable	10,726,524	7,247,873
Inventory	3,842,729	2,209
Other current assets	1,645,504	1,986,030

Total current assets	362,304,027	82,399,509
PROPERTY AND EQUIPMENT, net	10,883,939	9,711,093
ACQUIRED TECHNOLOGY, net	390,795	—
OTHER ASSETS	298,964	216,529

TOTAL ASSETS	$373,877,725	$92,327,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,776,446	$2,155,489
Accrued expenses	9,019,722	6,906,289
Deferred revenue	5,534,176	5,323,154
Stock warrant liability (Note 2)	-	10,659,755
Other current liabilities	186,952	-

Total current liabilities	19,517,296	25,044,687
DEFERRED REVENUE	3,873,539	2,775,024
RETIREMENT PLAN BENEFIT LIABILITY	8,259,690	7,077,901

Total liabilities	31,650,525	34,897,612

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2,000	2,000
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,113,296 and 38,936,571 shares issued and outstanding at December 31, 2011 and 2010, respectively	461,133	389,366
Additional paid-in capital	561,492,336	280,102,227
Accumulated deficit	(213,870,962)	(217,026,115)
Accumulated other comprehensive loss	(5,857,307)	(6,037,959)

Total shareholders’ equity	342,227,200	57,429,519

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$373,877,725	$92,327,131

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
REVENUE:
Material sales	$37,443,329	$17,271,749	$5,668,752
Royalty and license fees	15,345,281	4,605,512	2,656,326
Technology development and support revenue	8,500,068	8,667,119	7,461,539

Total revenue	61,288,678	30,544,380	15,786,617

OPERATING EXPENSES:
Cost of material sales	3,730,840	887,509	374,322
Research and development	24,129,233	21,695,139	21,122,156
Selling, general and administrative	18,939,916	13,041,438	10,921,859
Patent costs	7,442,374	4,270,689	3,239,795
Royalty and license expense	1,359,578	875,902	395,279

Total operating expenses	55,601,941	40,770,677	36,053,411

Operating income (loss)	5,686,737	(10,226,297)	(20,266,794)
INTEREST INCOME	994,221	279,474	669,633
INTEREST EXPENSE	(49,575)	(27,871)	(7,019)
LOSS ON STOCK WARRANT LIABILITY	(4,190,283)	(10,077,065)	(1,031,055)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	2,441,100	(20,051,759)	(20,635,235)
INCOME TAX BENEFIT	714,053	134,349	129,915

NET INCOME (LOSS)	$3,155,153	$(19,917,410)	$(20,505,320)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.07	$(0.53)	$(0.56)
DILUTED	$0.07	$(0.53)	$(0.56)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	43,737,968	37,567,374	36,479,331
DILUTED	45,140,394	37,567,374	36,479,331

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A
	Nonconvertible				Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital

BALANCE, JANUARY 1, 2009	200,000	$2,000	36,131,981	$361,320	$256,696,849
Net loss	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—

Comprehensive loss
Cumulative effect of the adoption of revisions to ASC 815, see Note 2	—	—	—	—	(6,557,928)
Exercise of common stock options and warrants, net of tendered shares	—	—	340,279	3,403	1,698,735
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	147,078	1,471	2,446,034
Stock-based non-employee compensation	—	—	450	4	7,007
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	61,742	617	750,298
Issuance of common stock in connection with materials and license agreements	—	—	122,854	1,228	1,169,492
Issuance of common stock to employees under an Employee Stock Purchase Plan (ESPP)	—	—	14,056	141	130,043

BALANCE, DECEMBER 31, 2009	200,000	2,000	36,818,440	368,184	256,340,530
Net loss	—	—	—	—	—
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	—	—	—	—
Initial prior service cost for retirement plan	—	—	—	—	—
Amortization of prior service cost for retirement plan	—	—	—	—	—
Actuarial loss on retirement plan	—	—	—	—	—

Comprehensive loss
Exercise of common stock options and warrants, net of tendered shares	—	—	1,304,654	13,047	17,742,998
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	651,384	6,514	3,125,844
Stock-based non-employee compensation	—	—	491	5	47,217
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	61,946	619	1,346,331
Issuance of common stock in connection with materials and license agreements	—	—	80,073	801	1,253,819
Issuance of common stock to employees under an ESPP	—	—	19,583	196	245,488

BALANCE, DECEMBER 31, 2010	200,000	2,000	38,936,571	389,366	280,102,227
Net income	—	—	—	—	—
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	—
Amortization of prior service cost and actuarial loss for retirement plan	—	—	—	—	—
Actuarial loss on retirement plan	—	—	—	—	—

Comprehensive income
Exercise of common stock options and warrants, net of tendered shares	—	—	1,266,191	12,662	27,742,456
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	103,112	1,031	2,105,297
Stock-based non-employee compensation	—	—	174	2	6,323
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	46,536	465	1,648,303
Issuance of common stock in connection with materials and license agreements	—	—	181	2	9,179
Issuance of common stock to employees under an ESPP	—	—	10,531	105	307,237
Issuance of common stock through a public offering, net of expenses of $14,871,186	—	—	5,750,000	57,500	249,571,314

BALANCE, DECEMBER 31, 2011	200,000	$2,000	46,113,296	$461,133	$561,492,336

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Shareholders’
	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2009	$(180,472,203)	$126,497	$76,714,463
Net loss	(20,505,320)	—	(20,505,320)
Unrealized loss on available-for-sale securities	—	(100,980)	(100,980)

Comprehensive loss			(20,606,300)
Cumulative effect of the adoption of revisions to ASC 815, see Note 2	3,868,818	—	(2,689,110)
Exercise of common stock options and warrants, net of tendered shares	—	—	1,702,138
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	2,447,505
Stock-based non-employee compensation	—	—	7,011
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	750,915
Issuance of common stock in connection with materials and license agreements	—	—	1,170,720
Issuance of common stock to employees under an ESPP	—	—	130,184

BALANCE, DECEMBER 31, 2009	(197,108,705)	25,517	59,627,526

Net loss	(19,917,410)	—	(19,917,410)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	(11,819)	(11,819)
Initial prior service cost for retirement plan	—	(5,611,079)	(5,611,079)
Amortization of prior service cost for retirement plan	—	438,366	438,366
Actuarial loss on retirement plan	—	(878,944)	(878,944)

Comprehensive loss			(25,980,886)
Exercise of common stock options and warrants, net of tendered shares	—	—	17,756,045
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	3,132,358
Stock-based non-employee compensation	—	—	47,222
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,346,950
Issuance of common stock in connection with materials and license agreements	—	—	1,254,620
Issuance of common stock to employees under an ESPP	—	—	245,684

BALANCE, DECEMBER 31, 2010	(217,026,115)	(6,037,959)	57,429,519

Net income	3,155,153	—	3,155,153
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	(886)	(886)
Amortization of prior service cost and actuarial loss for retirement plan	—	599,999	599,999
Actuarial loss on retirement plan	—	(418,461)	(418,461)

Comprehensive income			3,335,805
Exercise of common stock options and warrants, net of tendered shares	—	—	27,755,118
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	2,106,328
Stock-based non-employee compensation	—	—	6,325
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,648,768
Issuance of common stock in connection with materials and license agreements	—	—	9,181
Issuance of common stock to employees under an ESPP	—	—	307,342
Issuance of common stock through a public offering, net of expenses of $14,871,186	—	—	249,628,814

BALANCE, DECEMBER 31, 2011	$(213,870,962)	$(5,857,307)	$342,227,200

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,155,153	$(19,917,410)	$(20,505,320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(3,275,064)	(4,890,555)	(3,986,490)
Depreciation	1,451,146	1,706,816	2,069,626
Amortization of intangibles	48,849	1,234,272	1,695,072
Amortization of premium and discount on investments, net	(774,570)	(172,737)	(426,065)
Stock-based employee compensation	4,372,673	4,553,713	3,156,420
Stock-based non-employee compensation	6,325	47,222	7,011
Non-cash expense under materials and license agreements	9,181	1,173,347	1,170,039
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,376,963	1,332,712	755,294
Loss on stock warrant liability	4,190,283	10,077,065	1,031,055
Retirement plan benefit expense	1,526,872	1,026,244	—
(Increase) decrease in assets:
Accounts receivable	(3,478,651)	(3,903,618)	(893,811)
Inventory	(3,840,520)	(1,568)	1,568
Other current assets	340,526	(1,575,432)	52,309
Other assets	(82,435)	10,747	(157,504)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	6,774,688	2,387,942	(210,939)
Other current liabilities	23,407	—	—
Deferred revenue	4,584,601	2,711,102	1,631,527

Net cash provided by (used in) operating activities	16,409,427	(4,200,138)	(14,610,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,623,992)	(369,145)	(258,761)
Purchases of intangibles	(439,644)	—	—
Purchases of short-term investments	(337,442,466)	(91,393,656)	(61,345,251)
Proceeds from sale of short-term investments	156,716,654	79,932,984	69,630,000

Net cash (used in) provided by investing activities	(183,789,448)	(11,829,817)	8,025,988

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	249,936,156	245,684	130,184
Proceeds from the exercise of common stock options and warrants	13,342,791	14,618,569	1,702,138
Payment of withholding taxes related to stock-based employee compensation	(4,472,549)	(1,166,572)	(868,557)

Net cash provided by financing activities	258,806,398	13,697,681	963,765

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,426,377	(2,332,274)	(5,620,455)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,368,852	22,701,126	28,321,581

CASH AND CASH EQUIVALENTS, END OF YEAR	$111,795,229	$20,368,852	$22,701,126

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

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

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., Universal Display Corporation Hong Kong, Ltd., Universal Display Corporation Korea, Inc., and Universal Display Corporation Japan, Inc.   All intercompany transactions and accounts have been eliminated.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the area of revenue recognition for license agreements, useful life of acquired technology, stock-based compensation and the valuation of stock warrant and retirement benefit plan liabilities. Actual results could differ from those estimates.

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

Short-term investments at December 31, 2011 and 2010 consist of the following:

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value

December 31, 2011-
Certificates of deposit	$5,797,322	$158	$(5,112)	$5,792,368
Corporate bonds	223,260,232	42,461	(25,118)	223,277,575
U.S. Government bonds	5,223,675	432	(9)	5,224,098

	$234,281,229	$43,051	$(30,239)	$234,294,041

December 31, 2010-
Certificates of deposit	$7,167,818	$62	$(7,919)	$7,159,961
Corporate bonds	30,423,518	19,964	(642)	30,442,840
U.S. Government bonds	15,189,511	3,040	(807)	15,191,744

	$52,780,847	$23,066	$(9,368)	$52,794,545

All short-term investments held at December 31, 2011 will mature within one year.

Financial Table of Contents

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  The Company’s accounts receivable balance is a result of chemical sales, royalties, license fees and U.S. government contract revenues.  These receivables have historically been paid timely.  Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required.  The Company recorded no bad debt expense in the years ended December 31, 2011, 2010 and 2009.

Inventory

Inventory, which consists of materials that have been classified as commercial, is valued at the lower of cost or market using the first-in, first-out method. Commercial materials are materials that have been validated by the Company for use in commercial OLED products.

Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$96,538,248	$96,538,248	$—	$—
Short-term investments	234,294,041	234,294,041	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$8,234,698	$8,234,698	$—	$—
Short-term investments	52,794,545	52,794,545	—	—
Stock warrant liability	10,659,755	—	—	10,659,755

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the years ended December 31, which had been classified in Level 3 in the fair value hierarchy:

	2011	2010	2009

Fair value of stock warrant liability, beginning of year	$10,659,755	$3,720,165	$—
Cumulative effect of reclassification of stock warrant liability under ASC 815, see “Stock Warrant Liability” below	—	—	2,689,110
Loss for period	4,190,283	10,077,065	1,031,055
Warrants exercised	(14,850,038)	(3,137,475)	—

Fair value of stock warrant liability, end of year	$—	$10,659,755	$3,720,165

Financial Table of Contents

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at December 31:

	2010	2009

Contractual life (years)	0.6	0.1- 0.6
Expected volatility	55.6%	40.5-76.7%
Risk-free interest rate	0.2%	0.1-0.8%
Annual dividend yield	—	—

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2011, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required. No such revisions were required for the years ended December 31, 2011, 2010 or 2009.

Stock Warrant Liability

On January 1, 2009, the Company adopted certain revised provisions of Accounting Standards Codification (ASC) 815, Derivatives and Hedging. These provisions apply to freestanding financial instruments or embedded features that have the characteristics of a derivative and to freestanding financial instruments that are potentially settled in an entity’s own common stock and provide guidance related to the determination of whether these instruments should be classified as equity or debt.  If an instrument is classified as debt, it is valued at fair value, and this value is re-measured on an ongoing basis, with changes recorded on the statement of operations in each reporting period.  At January 1, 2009, the Company had warrants to purchase shares of common stock outstanding containing a “down-round” provision.  In accordance with the guidance in these revised provisions, the fair value of these warrants was required to be reported as a liability, with the changes of fair value recorded on the statement of operations.  As such, on January 1, 2009, the fair value of these warrants at that date of $2,689,110 was reclassified from equity to a liability.  As a result of the change, the original fair value of the warrants at the date of issuance of $6,557,928 was recorded as a reduction to additional paid-in capital.  In addition, accumulated deficit, as of January 1, 2009, decreased to reflect the cumulative effect of the adoption of these provisions.  The change in fair value of these warrants resulted in a non-cash loss on the Company’s consolidated statement of operations of $4,190,283, $10,777,065 and $1,031,055 for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, all remaining outstanding stock warrants to purchase shares of the Company’s common stock were exercised.

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model as noted above in “Fair Value Measurements”.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, excluding unvested restricted stock awards.  Diluted net income (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the effect of unvested restricted stock awards and restricted stock units, and the impact of shares to be issued under the ESPP.

Financial Table of Contents

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Numerator:
Net income (loss)	$3,155,153	$(19,917,410)	$(20,505,320)
Denominator:
Weighted average common shares outstanding – Basic	43,737,968	37,567,374	36,479,331
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	956,803	—	—
Restricted stock awards and units	445,623	—	—

Weighted average common shares outstanding – Diluted	45,140,394	37,567,374	36,479,331
Net income (loss) per common share:
Basic	$0.07	$(0.53)	$(0.56)
Diluted	$0.07	$(0.53)	$(0.56)

For the year ended December 31, 2011, the effect of 586,972 warrants prior to their exercise was excluded from the calculation of diluted EPS as the impact would have been antidilutive. For the years ended December 31, 2010 and 2009, the effects of the assumed exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 3,165,048 and 4,299,598, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

Revenue Recognition and Deferred Revenue

In 2011, the Company revised the presentation of its revenue categories to better reflect its primary sources of revenue. Revenue categories for 2010 and 2009 were conformed to reflect the current presentation.

Material sales relate to the Company’s sale of its OLED materials, for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.

The Company has received non-refundable advance license and royalty payments under certain commercial, development and technology evaluation agreements. Certain of the payments under development and technology evaluation agreements are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such commercial license agreements are executed or negotiations have ceased and Company management determines that there is no appreciable likelihood of executing a commercial license agreement with the other party. Revenue would then be recognized over the term of the agreement or the expected useful life of the relevant licensed technology, for perpetual licenses, if there is an effective commercial license agreement or amounts are not creditable against future commercial license fees, or at the time Company management determines that there is no appreciable likelihood of an executable commercial license agreement. Amounts deferred are classified as current and non-current based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions, amounts classified as current as of December 31, 2011, may not be recognized as revenue over the next twelve months. As of December 31, 2011, $9,407,715 was recorded as deferred revenue, of which $3,366,667 is creditable against future commercial license agreements that have not yet been executed or deemed effective. For the years ended December 31, 2010 and 2009, $2,100,000 and $1,500,000, respectively, of revenue was recognized relating to cash payments received that were creditable against license fees and/or royalties for which the Company determined there was no appreciable likelihood of executing a commercial license agreement with the customer. For the year ended December 31, 2011, no such revenue was recognized. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue is recognized when earned and the amount is fixed and determinable.

Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by government entities for all or a portion of the research and development costs the Company incurs in relation to its government contracts. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved.

Included in accounts receivable as of December 31, 2011 and 2010 are unbilled receivables of $869,982 and $1,095,329, respectively. All amounts are billed and collected within one year.

Financial Table of Contents

Cost of Material Sales

Cost of material sales represents costs associated with the sale of materials that have been classified as commercial.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following:

	Year Ended December 31,
	2011	2010	2009

Development and operations in the Company’s facility	$18,658,616	$14,959,399	$14,350,130
Costs incurred under sponsored research agreements	1,021,925	1,143,052	1,264,983
PPG OLED Materials Agreement (Note 7)	3,539,017	3,296,227	3,266,980
Amortization of intangibles	48,849	1,234,272	1,695,072
Scientific Advisory Board compensation	860,826	1,062,189	544,991

	$24,129,233	$21,695,139	$21,122,156

Patent Costs

Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred. Costs to successfully defend a challenge to a patent are capitalized to the extent of an evident increase in the value of the patent. Costs that relate to an unsuccessful outcome are charged to expense.

Statement of Cash Flow Information

The following non-cash activities occurred:

	Year Ended December 31,
	2011	2010	2009

Unrealized (loss) gain on available-for-sale securities	$(886)	$(11,819)	$(100,980)
Common stock issued for royalties that was earned in a previous period	—	81,273	81,954
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	299,943	314,181	309,802
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	1,113,483	929,552	1,031,645
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	14,850,038	3,137,475	—

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

Share-Based Payment Awards

The Company recognizes in the statements of operations the grant-date fair value of stock options and other equity-based compensation, such as shares issued under employee stock purchase plans, restricted stock awards and units and stock appreciation rights (SARs), issued to employees and directors.

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

Financial Table of Contents

Cash-settled SARs awarded in share-based payment transactions are classified as liability awards; accordingly, the Company records these awards as a component of accrued expenses on its consolidated balance sheets. The fair value of each SAR is estimated using the Black-Scholes option pricing model and is remeasured at each reporting period until the award is settled. Changes in the fair value of the liability award are recorded as expense or income in the statements of operations.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued guidance which affects the revenue recognition accounting policies for transactions that involve multiple deliverables. The new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though those deliverables are not sold separately either by the company itself or other vendors. This new guidance eliminates the requirement that all undelivered elements have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. In the absence of vendor-specific objective evidence and third-party evidence for one or more elements in a multiple-element arrangement, companies will estimate the selling prices of those elements. The overall arrangement fee is allocated to each element whether delivered or undelivered, based on their relative selling prices, regardless of whether those estimated selling prices are evidenced by vendor-specific objective evidence, third-party evidence of fair value or are based on the company’s judgment. The new guidance was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this new guidance on a prospective basis beginning January 1, 2011. The adoption of this new guidance did not have an impact on the Company’s results of operations or financial position.

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

In April 2010, the FASB issued guidance allowing the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus was effective prospectively to milestones achieved in annual reporting periods, and interim periods within those years, beginning after June 15, 2010. The Company adopted this new guidance on a prospective basis beginning January 1, 2011. The adoption of this new guidance did not have an impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued amended standards that revised the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this new guidance to have an impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued amended standards for the reporting of other comprehensive income.  The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Regardless of which option is chosen, the entity is required to present on the face of the financial statements any adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued additional standards which defer specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. The new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new guidance will not have an impact on the Company’s results of operations or financial position, but it will change the Company’s presentation of comprehensive income (loss).

Financial Table of Contents

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. As of December 31, 2011, the Company is obligated to pay USC up to $2,601,278 for work to actually be performed during the remaining extended term, which runs through April 30, 2013.  From May 1, 2009 through December 31, 2011, the Company incurred $2,181,369 in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company incurred $1,219,256, $555,546, and $222,721 of royalty expense in connection with the agreement for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Financial Table of Contents

4.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31,
	2011	2010

Land	$820,000	$820,000
Building and improvements	11,469,304	11,163,569
Office and lab equipment	15,597,065	14,630,062
Furniture and fixtures	340,615	339,599
Construction-in-progress	1,392,283	93,525

	$29,619,267	$27,046,755
Less: Accumulated depreciation	(18,735,328)	(17,335,662)

Property and equipment, net	$10,883,939	$9,711,093

Depreciation expense was $1,451,146, $1,706,816 and $2,069,626 for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	ACQUIRED TECHNOLOGY:

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc. and Motorola. These intangible assets consist of the following:

	December 31,
	2011	2010

PD-LD, Inc.	$1,481,250	$1,481,250
Motorola	15,909,112	15,469,468

	17,390,362	16,950,718
Less: Accumulated amortization	(16,999,567)	(16,950,718)

Acquired technology, net	$390,795	$—

Amortization expense for all intangible assets was $48,849, $1,234,272 and $1,695,072 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2000, the Company entered into a license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will start expiring in the U.S. in 2012.

The Company was required under a license agreement to pay Motorola annual royalties on gross revenues received on account of the Company’s sales of OLED products or components, or from its OLED technology licenses, whether or not these revenues related specifically to inventions claimed in the patent rights licensed from Motorola.

On March 9, 2011, the Company purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents, pursuant to a Patent Purchase Agreement.  The Patent Purchase Agreement effectively terminated the Company’s license agreement with Motorola, including any obligation to make royalty payments to Motorola.

The technology acquired from Motorola had an assigned value of $439,644 as of March 9, 2011, which is being amortized over a period of 7.5 years.  The Company accrued royalty expense in connection with the Motorola license agreement of $310,356 and $162,558 for the years ended December 31, 2010 and 2009, respectively.  To satisfy the royalty obligation, the Company issued to Motorola 7,200 shares of the Company’s common stock, valued at $81,273, and paid $81,285 in cash for the year ended December 31, 2009, which were issued and paid in 2010. There was no corresponding royalty expense for the year ended December 31, 2011.

Financial Table of Contents

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31,
	2011	2010

Compensation	$5,591,067	$4,013,391
Royalties	1,219,256	865,902
Consulting	338,701	340,543
Professional fees	758,952	558,929
Subcontracts	83,859	87,137
Research and development agreements	546,133	751,701
Other	481,754	288,686

	$9,019,722	$6,906,289

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

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

On July 29, 2005, the Company entered into an OLED Materials Supply and Service Agreement with PPG Industries (OLED Materials Agreement).  The OLED Materials Agreement superseded and replaced in their entireties the Development Agreement and Supply Agreement effective as of January 1, 2006, and extended the term of the Company’s relationship with PPG Industries through December 31, 2009. The term of the OLED Materials Agreement was subsequently extended through December 31, 2014.

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries (the New OLED Materials Agreement).  The New OLED Materials Agreement replaced the original OLED Materials Agreement with PPG Industries effective as of October 1, 2011.  The term of the New OLED Materials Agreement runs through December 31, 2014.  The new agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement and the OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter.  The Company is required to pay for some of these services in all cash.  Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash.  The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30.  If, however, this average closing price is less than $6.00, the Company is required to compensate PPG Industries in cash.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company issued 181, 72,873 and 110,839 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries during the years ended December 31, 2011, 2010 and 2009, respectively. For these shares, the Company recorded expense of $9,181, $1,173,346 and $1,088,766 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company recorded expense of $3,529,835, $2,122,882 and $2,178,214 for the years ended December 31, 2011, 2010 and 2009, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial materials.

Financial Table of Contents

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

During the year ended December 31, 2011, the Company issued a total 20,000 shares of common stock to members of its Board of Directors as partial compensation for services performed.  The fair value of the shares was $788,000 and was recorded as selling, general and administrative expense. The Company has also expensed $28,138 as of December 31, 2011 in relation to shares granted to the Board of Directors on December 15, 2011. During the years ended December 31, 2010 and 2009, respectively, the Company issued 23,036 and 22,260 of fully vested common stock to its Board of Directors. The fair value of the shares issued was $284,725 and $205,905, respectively.  For the years ended December 31, 2010 and 2009, the Company recorded, as a compensation charge related to these shares, selling, general and administrative expense of $270,523 and $210,302, respectively.

During the years ended December 31, 2011, 2010 and 2009, respectively, warrants to purchase 586,972, 677,826, and 61,024 shares of common stock were exercised, resulting in proceeds to the Company of $7,397,710, $9,515,232 and $618,783, respectively. As of December 31, 2011, the Company had no warrants to purchase shares of the Company’s common stock outstanding.

In January 2011 and 2010, respectively, the Company granted a total of 59,472 and 127,995 shares of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2010 and 2009, respectively.  The fair value of the shares issued was $1,768,493 and $1,513,710, respectively, for employees and $299,943, and $299,979, respectively, for non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2010 and 2009, respectively.  In connection with the issuance of these grants, 18,792 and 41,259 shares, respectively, with a fair value of $655,010 and $585,220, were withheld in satisfaction of employee tax withholding obligations in 2011 and 2010, respectively. The stock awards were recorded as a compensation charge for the years ended December 31, 2010 and 2009 in selling, general and administrative expense in the amounts of $1,193,545 and $1,051,697, respectively, and in research and development expense in the amounts of $874,891 and $761,992, respectively.

10.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2011, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000, and have extended the term of the plan through 2015. At December 31, 2011, there were 1,534,311 shares that remained available to be granted under the Equity Compensation Plan.

Financial Table of Contents

The following table summarizes the stock option activity during the year ended December 31, 2011 for all grants under the Equity Compensation Plan:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at January 1, 2011	1,804,273	$10.30
Granted	—	—
Exercised	(725,050)	9.94
Forfeited	—	—
Cancelled	—	—

Outstanding at December 31, 2011	1,079,223	10.54
Vested and expected to vest	1,079,223	10.54
Exercisable at December 31, 2011	1,079,223	10.54

The weighted average grant date fair value of stock options granted in 2010 and 2009 was $3.84 and $8.06, respectively.  The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rates, dividend yields and expected life.  Expected volatility was based on the Company’s historical daily stock price volatility.  The risk-free rate was based on average U.S. Treasury security yields in the quarter of the grant.  The dividend yield was based on historical information.  The expected life was determined using historical information and management estimates.  The following table provides the assumptions used in determining the fair value of the stock options for the years ended December 31, 2010 and 2009, respectively:

	2010	2009

Dividend yield rate	—	—
Expected volatility	46.3%	74.8%
Risk-free interest rates	0.2%	3.6%
Expected life	0.3 Years	10 Years

A summary of stock options outstanding and exercisable by price range at December 31, 2011 is as follows:

	Outstanding and Exercisable
	Number of	Weighted
	Options	Average	Weighted
	Outstanding	Remaining	Average	Aggregate
	at December 31,	Contractual	Exercise	Intrinsic
Exercise Price	2011	Life (Years)	Price	Value (A)

$5.45–8.17	386,480	2.04	$6.96	$11,488,302
8.18-12.27	402,298	3.70	10.36	10,591,835
12.28–18.48	290,445	2.50	15.56	6,137,608

$5.45–18.48	1,079,223	2.78	$10.54	$28,217,745

(A)	The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2011.

The total intrinsic value of stock awards exercised during the years ended December 31, 2011, 2010 and 2009 was $25,022,463, $8,075,057 and $2,310,832, respectively. The Company recorded as compensation expense related to the vesting of all employee stock options charges of $0, $30,497 and $97,145 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011 and 2010, 32,800 and 54,650 shares of common stock, valued at $1,259,506 and $1,500,931, respectively, were tendered to net share settle the exercise of options. In connection with the exercise of options during the year ended December 31, 2011, 13,031 shares, with a fair value of $437,711, were withheld in satisfaction of tax withholding obligations.

Financial Table of Contents

    In 2011, the Company granted 24,000 cash-settled SARs to certain executive officers. The SARs represent the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeds the base price of the SAR award. The SARs vest on the first anniversary of the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

The following table summarizes the SARs activity during the year ended December 31, 2011 for all grants under the Equity Compensation Plan:

		Base
	SARs	Price

Outstanding at January 1, 2011	—	$—
Granted	24,000	34.78
Exercised	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at December 31, 2011	24,000	34.78
Vested and expected to vest	24,000	34.78

The fair value of the SARs was $1.93 per SAR at December 31, 2011, estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rates, dividend yields and remaining life.  Expected volatility was based on the Company’s historical daily stock price volatility. The risk-free rate was based on average U.S. Treasury security yields in the quarter of the grant.  The dividend yield was based on historical information.  The SARs are liability-classified awards that must be remeasured at fair value at the end of each reporting period, and cumulative compensation cost recognized to date must be adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. The following table provides the assumptions used in determining the fair value of the SARs at December 31, 2011:

Dividend yield rate	—
Expected volatility	23.4%
Risk-free interest rates	0.02%
Expected life	0.02

The remaining life of the outstanding SARs was 0.02 years and the intrinsic value was $45,840 at December 31, 2011. Based on the fair value as of December 31, 2011, the Company recorded, selling, general and administrative expense of $13,261 and research and development expense of $32,207 for the year ended December 31, 2011.

The Company has issued restricted stock awards and units to employees and non-employee members of the Scientific Advisory Board with vesting terms of one to six years.  The fair value is equal to the market price of the Company’s common stock on the date of grant for awards granted to employees and equal to the market price at the end of the reporting period for unvested non-employee awards or upon the date of vesting for vested non-employee awards. Expense for restricted stock awards and units is amortized ratably over the vesting period for the awards issued to employees and using a graded vesting method for the awards issued to non-employee members of the Scientific Advisory Board.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $2,977,130, $2,024,507, and $993,357, respectively, and research and development expense of $1,726,183, $1,368,314 and $705,535, respectively. In connection with the vesting of restricted stock awards and units during the years ended December 31, 2011, 2010 and 2009, respectively, 83,089, 40,049 and 22,164 shares, with an aggregate fair value of $3,379,828, $581,833 and $209,685, were withheld in satisfaction of tax withholding obligations.

For the years ended December 31, 2011, 2010 and 2009, the Company granted to employees and non-employees 3,196, 2,881 and 5,842 shares of common stock, which shares fully vested as of the date of grant. The Company recorded research and development expense of $129,327, $56,107 and $51,055 for the years ended December 31, 2011, 2010 and 2009, respectively, for the fair value of these awards.

Financial Table of Contents

   The following table summarizes the stock activity related to restricted stock awards and units and fully vested share based payment awards:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Unvested, January 1, 2011	773,803	$12.87
Granted	202,390	35.21
Vested	(318,852)	19.19
Cancelled	—	—

Unvested, December 31, 2011	657,341	$16.68

The weighted average grant-date fair value of restricted stock awards and units and fully vested shares based payment awards granted was $35.21, $13.54 and $10.12 in 2011, 2010 and 2009, respectively.

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

For years ended December 31, 2011, 2010 and 2009, the Company issued 10,531, 19,583 and 14,056 shares of its common stock under the ESPP, resulting in proceeds of $307,342, $245,684 and $130,184, respectively. For the year ended December 31, 2011, 2010 and 2009, the Company recorded charges of $31,096, $26,061 and $15,276, respectively, to selling, general and administrative expense and $76,088, $50,834 and $27,718, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

11.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2011 there were six participants in the SERP.

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

Financial Table of Contents

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

Certain of the Company’s executive officers are designated as special participants under the SERP.  If these participants resign or are terminated without cause after 20 years of service, or at or after age 65 and with at least 15 years of service, they will be eligible to receive a SERP benefit.  If they are terminated without cause or on account of a disability, they will be eligible to receive a prorated SERP benefit regardless of age.  The prorated benefit would be based on the participant’s number of years of service (up to 20), divided by 20.

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

In connection with the initiation of the SERP, the Company recorded cost related to prior service of $5,611,079 as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2012 is $584,487.

Information relating to the Company’s plan is as follows:

	Year Ended December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year/upon plan adoption	$7,077,901	$5,611,079
Service cost	541,835	331,837
Interest cost	385,038	256,041
Actuarial loss	418,461	878,944
Benefit obligation, end of year	8,423,235	7,077,901

Fair value of plan assets	—	—

Unfunded status of the plan, end of year	$8,423,235	$7,077,901

Current liability	$163,545	$—
Noncurrent liability	8,259,690	7,077,901

Financial Table of Contents

The accumulated benefit obligation for the plan was $6,967,000 and $5,890,000 as of December 31, 2011 and 2010, respectively.

The components of net periodic pension cost were as follows:

	Year Ended December 31,
	2011	2010
Service cost	$541,835	$331,837
Interest cost	385,038	256,041
Amortization of prior service cost	584,487	438,366
Amortization of loss	15,512	—
Total net periodic benefit cost	$1,526,872	$1,026,244

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2011	2010
Discount rate	4.44%	5.44%
Rate of compensation increases	3.5%	3.5%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2011	2010
Discount rate	5.44%	6.13%
Rate of compensation increases	3.5%	3.5%

Actuarial losses are amortized from accumulated other comprehensive loss into net periodic pension cost over future years based upon the average remaining service period of active plan participants, when the accumulation of such losses exceeds 10% of the year end benefit obligation. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost [credit]) is included in the Company’s results of operations on a straight-line basis over the average remaining service period of active plan participants.

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2012 are as follows:

Amortization of prior service cost	$584,000
Amortization of loss	10,000
Total	$594,000

Financial Table of Contents

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows:
Year	Projected Benefits
2012	$164,000
2013	393,000
2014	393,000
2015	393,000
2016	393,000
2017-2021	4,259,000
Thereafter	14,011,000

12.	COMMITMENTS AND CONTINGENCIES:

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

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology Ltd. (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (EP ‘958 patent). The EP ‘958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073. These patents relate to the Company’s FOLED™ flexible OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1449238

On March 8, 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, filed a first Notice of Opposition to European Patent No. 1449238 (EP ‘238 patent). The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

Financial Table of Contents

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

The EPO conducted an Oral Hearing in this matter on November 3, 2011. At the conclusion of the Oral Hearing, the EPO panel announced its decision to maintain the patent with claims directed to OLEDs comprising phosphorescent organometallic iridium compounds. The official minutes from the Oral Hearing and written decision were published on January 13, 2012. The EPO panel decision is open to appeal.

At this time, based on its current knowledge, Company management believes that the EPO panel decision, if appealed, would be upheld on appeal. However, Company management cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for the Company’s Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007. The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan. The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. Under its license agreement with Princeton, the Company is required to pay all legal costs and fees associated with this proceeding.

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

Both parties filed appeal briefs in this matter with the Japanese IP High Court. A technical explanation hearing was held on February 1, 2012.  At the hearing, both parties filed technical materials supporting their respective positions.

At this time, based on its current knowledge, Company management believes that the JPO decision invalidating certain claims in the Company’s JP ‘929 patent should be overturned on appeal as to all or a significant portion of the claims. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘870 patent). The EP ‘870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011. These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding. The five companies are Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were also filed by SEL. The JP ‘781 and ‘168 patents are also Japanese

Financial Table of Contents

counterpart patents, in part, to the above-noted family of U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. Under its license agreement with Princeton, the Company is also required to pay all legal costs and fees associated with these two proceedings.

An Oral Hearing in this matter was held on February 1, 2011. On March 31, 2011, the Company learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid. Company management believes that the JPO’s decisions invalidating these claims were erroneous, and the Company filed appeals for both cases to the Japanese IP High Court.

Both parties are in the process of filing appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held an initial hearing for this matter on November 22, 2011, and the Company is preparing for a technical explanation hearing in this matter.

At this time, based on its current knowledge, Company management believes that the JPO decisions invalidating all the claims in the Company’s JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims. However, Company management cannot make any assurances of this result.

Interference No. 105,771 involving Claims 48-52 of US Patent No. 6,902,830

Patent Interference No. 105,771 was declared by the United States Patent and Trademark Office (the USPTO) on November 17, 2010 between The University of Southern California and The Trustees of Princeton University (the Universities), Junior Party, and Fujifilm Holding Corporation (Fuji), Senior Party. The dispute is between the Universities’ U.S. Patent No. 6,902,830 (the ’830 patent), claims 48-52, and Fuji’s Patent Application No. 11/802,492, claims 1-5 (the Fuji application). The ‘830 patent relates to the Company’s UniversalPHOLED phosphorescent OLED technology. It is exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

On April 21, 2011, the Company’s Korean patent counsel received a copy of the Appeal Brief for the Request from KIPO. The Company filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and the Company filed a response to the rebuttal brief on October 12, 2011.  The petitioner filed a second rebuttal brief on February 3, 2012, and the Company is preparing its response to this brief.

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

Financial Table of Contents

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

Invalidation Trials in Korea for Patent Nos. KR-744199 and KR-913568

On May 10 and May 31, 2011, respectively, the Company learned that further Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for the Company’s Korean Patent Nos. KR-744199 (the KR ‘199 patent), which issued on July 24, 2007, and KR-913568 (the KR ‘568 patent), which issued on August 17, 2009. The Requests were also filed by Duk San. The KR ‘199 and KR ‘568 patents are both Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011; to the EP ‘238 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘929 patent, which is subject to one of the above-noted Japanese Invalidation Trials. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The Company timely filed its formal responses to the Requests by the due dates of September 1, 2011 and August 23, 2011, respectively.  Both parties are in the process of filing briefs in these matters with the Korean Patent Office.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024

On June 16, 2011, the Company learned that a further Request for an Invalidation Trial was filed in Japan for the Company’s Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent. The JP ‘024 patent is a counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011; to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the KR ‘632 and KR ‘857 patents, which are subject to one of the above noted Korean Invalidation Trials. These patents and the pending U.S. patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1252803

On July 12 and 13, 2011, Oppositions were filed to the Company’s European Patent No. 1252803 (the EP ‘803 patent). These Oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP ‘803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on

Financial Table of Contents

January 19, 2011, and 13/205,290, filed on August 9, 2011. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding and set December 18, 2011 as the due date for the Company to file its response, subject to extension.  The Company’s response to the oppositions was timely filed prior to the February 18, 2012, extended due date.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-794,975, KR-840,637 and KR-937,470

On August 8, 2011, the Company received information indicating that further Requests for Invalidation Trials were filed against the Company’s Korean Patent Nos. KR-840,637 (the KR ‘637 patent) and KR-937,470 (the KR ‘470 patent), which issued on June 17, 2008 and January 11, 2010, respectively. On December 12, 2011, the Company received information that a further Request for an Invalidation Trial was filed against the Company’s Korean Patent No. KR-794,975 (the KR ‘975 patent).  The Requests were also filed by Duk San. The KR ‘975, KR ‘637 and KR ‘470 patents are Korean counterpart patents, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011; to the EP ‘803 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘781 and JP ‘168 patents, which are subject to the above-noted Japanese Invalidation Trials. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

Formal, substantially non-substantive responses relating to KR ‘637 and KR ‘470, originally due in Korea on September 7 and 8, 2011, respectively, were extended until December 7 and 8, 2011, respectively.  The Company’s responses were timely filed.  The Company is in the process of preparing its response for KR ‘975.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (EP ‘962 patent). The EP ‘962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907.  These patents relate to the Company’s white phosphorescent OLED technology.  They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding.  The Company is in the process of preparing its response to the oppositions.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1933395

On February 24, 2012, the European Patent Office posted an Acknowledgement of Receipt of a Notice of Opposition by Sumitomo to European Patent No. 1933395 (EP ‘395 patent). The EP ‘395 patent is a counterpart patent to the above-noted Japan Patent No. 4358168, and to the above-noted Patent Nos. KR-840,637 and KR-937,470, and the related U.S. patents cited therewith.  These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

No further knowledge of this newly-reported opposition is available to the Company at this time.

Financial Table of Contents

13.	CONCENTRATION OF RISK:

Included in technology development and support revenue in the accompanying statement of operations, is $5,773,957, $4,939,546, and $4,373,316 for the years ended December 31, 2011, 2010 and 2009, respectively, which has been derived from contracts with United States government agencies.  Revenues derived from contracts with government agencies represented 9%, 16% and 28% of the consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenues and accounts receivable from our largest non-government customers for the years ended December 31 were as follows:

	2011		2010		2009
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	51%	$5,208,085	35%	$2,635,290	31%	$528,150
B	11%	844,610	23%	2,246,295	9%	630,800
C	18%	62,955	—%	—	10%	—

The Company’s relationships with customers B and C are under agreements that are presently scheduled to expire in less than twelve months.

Revenues from outside of North America represented 89%, 82%, and 70% of the consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues by geographic area are as follows:

Country	2011	2010	2009
United States	$6,842,202	$5,369,396	$4,789,536

South Korea	38,581,685	18,015,390	6,570,447
Japan	15,004,708	5,341,803	2,737,514
Taiwan	642,510	1,736,102	1,664,050
Other	217,573	81,689	25,070
All foreign locations	54,446,476	25,174,984	10,997,081

Total revenue	$61,288,678	$30,544,380	$15,786,617

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived tangible assets at international locations are not significant for each of the periods presented.

All chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES:

                   The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2011	2010	2009

United States	$3,729,014	$(20,022,838)	$(20,625,310)

Foreign	(1,287,914)	(28,921)	(9,925)
Income (loss) before income tax	$2,441,100	$(20,051,759)	$(20,635,235)

Financial Table of Contents

The components of the income tax benefit are as follows:

	Year ended December 31,
	2011	2010	2009
Current income tax benefit (expense):
Federal	$—	$—	$104,428
State	2,660,509	464,162	25,487
Foreign	(1,946,456)	(329,813)	—
	714,053	134,349	129,915
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—

Income tax benefit	$714,053	$134,349	$129,915

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	14.8%	10.1%	7.8%
Sale of New Jersey tax attributes	50.8%	0.3%	0.0%
Effect of foreign operations	17.9%	(1.7%)	0.0%
Nondeductible employee compensation	44.4%	(0.2%)	0.0%
Loss on stock warrant liability	58.4%	(17.1%)	(1.7%)
Research tax credits	(34.7%)	4.3%	3.5%
Change in valuation allowance	(226.9%)	(35.3%)	(54.4%)
Other	12.0%	6.3%	11.4%
Effective tax rate	(29.3%)	0.7%	0.6%

As of December 31, 2011, the Company had net operating loss and credit carry forwards.  The Company’s net operating loss carry forwards differ from the accumulated deficit principally due to the timing of the recognition of certain revenues and expenses.  A portion of the Company’s net operating loss carry forwards relates to tax deductions from stock-based compensation that would be accounted for as an increase to additional paid-in capital for financial reporting purposes to the extent such future deductions could be utilized by the Company.   Pursuant to Internal Revenue Code section 382, utilization of the Company’s net operating loss and tax credit carry forwards could be subject to limitation because of certain ownership changes.

The following table summarizes Company tax loss and tax credit carry forwards at December 31, 2011:

	Related
	Tax	Tax	Expiration
	Deduction	Benefit	Date

Loss carry forwards:
Federal net operating loss	$177,956,000	$60,505,000	2012 to 2030
State net operating loss	87,481,000	5,180,000	2013 to 2030

Total loss carry forwards	$265,437,000	$65,685,000

Tax credit carry forwards:
Research tax credits	n/a	$7,856,000	2020 to 2031
Foreign tax credits	n/a	2,293,000	2012 to 2021
State research tax credits	n/a	2,210,000	2020 to 2026

Total credit carry forwards	n/a	$12,359,000

Significant components of the Company's net deferred tax assets are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carry forwards	$57,974,000	$70,048,000
Capitalized technology license	3,352,000	3,811,000
Capitalized research expenditures	976,000	-
Accruals and reserves	2,119,000	463,000
Retirement plan	3,364,000	2,827,000
Deferred revenue	3,758,000	3,235,000
Tax credit carry forward	12,359,000	8,394,000
Other	502,000	1,237,000
	84,404,000	90,015,000
Valuation allowance	(84,404,000)	(90,015,000)
Net deferred tax asset	$—	$—

    During the year ended December 31, 2009, the Company received federal cash refunds of $104,428 related to research and development credits.  The Company also received state cash refunds of $25,487 in 2009 from claims for overpaid New Jersey Alternative Minimum Assessment tax for taxable years 2003 to 2006.

During the years ended December 31, 2011 and 2010, the Company sold approximately $45.2 million and $3.8 million, respectively, of its state net operating losses and $232,000 and $194,000 of its state research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program, and received or will receive net proceeds of $2,660,509 and $464,162, respectively.  The Company recorded these sales as income tax benefit.

During the years ended December 31, 2011 and 2010 the Company paid foreign taxes on South Korean royalty and license fee income of $1,946,456 and $329,813, respectively, which were recorded as current income tax expense. Any potential tax credit to be received by the Company on its United States tax returns is currently offset by a full valuation allowance (see below). The Company filed for and was granted a five-year exemption on withholding tax on royalty payments received from SMD under its patent license agreement as part of a tax incentive program in South Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, SMD has been required to withhold tax upon payment of royalties and license fees to the Company.  In 2011 and 2010, the withholding tax rate for royalty payments made by SMD was 16.5%.

A valuation allowance has been established for all deferred tax assets because the Company incurred substantial operating losses from inception through 2010 and Company management has not determined that the net deferred tax assets are more likely than not to be realized.  The Company’s valuation allowance decreased by $5,611,000 for the year ended December 31, 2011 and increased by $9,490,000 and $11,232,000 for the years ended December 31, 2010, and 2009, respectively. In future periods, if the Company determines it is more likely than not that net deferred tax assets will be realized, the related valuation allowance would be reduced and an income tax benefit would be recorded. However, due to the uncertainty inherent in projections of future earnings within the statutory carry forward periods, it cannot be assured there will be any adjustment to the valuation allowance in the future.

The tax deduction resulting from exercise and vesting of certain share-based awards has exceeded the aggregate compensation expense recorded for financial reporting purposes for such awards.  These “windfall”' deductions resulted in excess tax benefits that must be analyzed to determine whether realization has occurred.  The Company uses the “with and without” approach as described in ASC 740, Income Taxes, whereby the excess tax benefit of deductions from stock-based compensation is reflected as an increase in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes available to the Company.  Given the Company's net operating loss carry forward position, no income tax benefit has been recognized in paid-in capital for such excess tax benefits.

The Company did not record a liability for uncertain tax positions as of December 31, 2011 and December 31, 2010. Company management does not anticipate any material change in its uncertain tax positions in the next twelve months. The Company’s federal income tax returns for 2008 through 2011 are open tax years and are subject to examination by the Internal Revenue Service. State tax years 2007 to 2011 remain open to examination by the jurisdictions (Pennsylvania, New Jersey, and Idaho) in which the Company is subject to tax.

15.	DEFINED CONTRIBUTION PLAN:

The Company maintains the Universal Display Corporation 401(k) Plan (Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (Code).  The Plan covers substantially all full-time employees of the Company.  Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation.  For the years ended December 31, 2011, 2010 and 2009, the Company contributed $250,803, $245,026 and $230,395, respectively, to the Plan.

16.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2011. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2011:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$9,600,540	$11,252,415	$21,777,140	$18,658,583	$61,288,678
Net (loss) income	(11,880,856)	3,312,700	5,989,426	5,733,883	3,155,153
Net (loss) income per common share:
Basic	(0.31)	0.07	0.13	0.13	0.07
Diluted	(0.31)	(0.03)	0.12	0.12	0.07

Year ended December 31, 2010:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total

Revenue	$4,246,650	$8,446,829	$7,055,861	$10,795,040	$30,544,380
Net loss	(2,978,331)	(4,436,095)	(7,186,570)	(5,316,414)	(19,917,410)
Basic and diluted net loss per common share	(0.08)	(0.12)	(0.19)	(0.14)	(0.53)

Per share amounts for each quarter have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts.