Form 10-K/A
period 2011-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2012-03-21
CIK 1005284

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 28, 2012, is to furnish Exhibit 101 to the Form 10-K which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part IV, Item 15(a)(1) of the Form 10-K. As permitted by Rule 405 of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.26	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (13)

10.27	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)

10.28+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (14)

10.29+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (15)

10.30+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (15)

10.31+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (16)

10.32+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (17)

10.33+	Commercial Supply Agreement between the registrant and LG.Philips LCD Co., Ltd. (now known as LG Display Co., Ltd.), dated as of May 23, 2007 (18)

10.34	Amendment No. 1 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of November 21, 2008 (3)

10.35	Amendment No. 2 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of August 11, 2009 (19)

10.36	Amendment No. 3 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of March 10, 2010 (6)

10.37	Amendment No. 4 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of July 23, 2010 (20)

10.38	Amendment No. 5 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of January 6, 2011 (7)

10.39@	Amendment No. 6 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of July 6, 2011

10.38+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (21)

10.39+	OLED Technology License Agreement between the registrant and Showa Denko K.K., dated as of December 17, 2009 (22)

10.40+	Memorandum of Agreement between the registrant and Moser Baer Technologies Inc., dated as of February 4, 2011 (7)

10.41+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011 (14)

10.42+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011 (23)

21*	Subsidiaries of the registrant

23.1*	Consent of KPMG LLP

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.
@	Previously filed.
#	Management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Date:	March 21, 2012