Form 10-Q
period 2012-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2012-05-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

As of May 7, 2012, the registrant had outstanding 46,405,136 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

(in thousands, except for share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,246	$111,795
Short-term investments	194,331	234,294
Accounts receivable	8,708	10,727
Inventory	5,574	3,843
Other current assets	2,472	1,645

Total current assets	355,331	362,304
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$19,154 and $18,735	12,268	10,884
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$17,014 and $17,000	376	391
INVESTMENTS	971	—
OTHER ASSETS	284	299

TOTAL ASSETS	$369,230	$373,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,600	$4,776
Accrued expenses	6,506	9,020
Deferred revenue	5,897	5,534
Other current liabilities	284	187

Total current liabilities	17,287	19,517
DEFERRED REVENUE	3,636	3,874
RETIREMENT PLAN BENEFIT LIABILITY	8,401	8,260

Total liabilities	29,324	31,651

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500,000)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,336,765 and 46,113,296 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	463	461
Additional paid-in capital	560,346	561,492
Accumulated deficit	(215,092)	(213,871)
Accumulated other comprehensive loss	(5,813)	(5,857)

Total shareholders’ equity	339,906	342,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$369,230	$373,878

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Material sales	$10,529	$4,537
Royalty and license fees	422	2,669
Technology development and support revenue	1,669	2,395

Total revenue	12,620	9,601

OPERATING EXPENSES:
Cost of material sales	1,088	103
Research and development	6,661	6,555
Selling, general and administrative	4,311	3,872
Patent costs	1,868	1,613
Royalty and license expense	250	202

Total operating expenses	14,178	12,345

Operating loss	(1,558)	(2,744)
INTEREST INCOME	357	96
INTEREST EXPENSE	(20)	(10)
LOSS ON STOCK WARRANT LIABILITY	—	(8,926)

LOSS BEFORE INCOME TAX EXPENSE	(1,221)	(11,584)

INCOME TAX EXPENSE	—	(297)

NET LOSS	(1,221)	(11,881)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on available-for-sale securities	(104)	11
Amortization of prior service cost and actuarial loss for retirement plan
included in net periodic pension cost	148	150

TOTAL OTHER COMPREHENSIVE INCOME	44	161

COMPREHENSIVE LOSS	$(1,177)	$(11,720)

NET LOSS PER COMMON SHARE:
BASIC	$(0.03)	$(0.31)
DILUTED	$(0.03)	$(0.31)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
BASIC	45,749,072	38,895,999
DILUTED	45,749,072	38,895,999

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,221)	$(11,881)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred revenue	(917)	(705)
Depreciation	418	372
Amortization of intangibles	15	5
Amortization of premium and discount on investments, net	(238)	(64)
Stock-based employee compensation	800	1,039
Non-cash expense under a materials agreement	—	9
Stock-based compensation to Board of Directors and Scientific Advisory Board	213	529
Loss on stock warrant liability	—	8,926
Retirement plan benefit expense	388	382
Decrease (increase) in assets:
Accounts receivable	2,019	1,263
Inventory	(1,731)	(89)
Other current assets	(827)	394
Other assets	15	(116)
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(1,987)	253
Other current liabilities	(1)	—
Deferred revenue	1,042	1,300

Net cash (used in) provided by operating activities	(2,012)	1,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,802)	(475)
Purchase of intangibles	—	(440)
Purchase of investments	(139,512)	(37,346)
Proceeds from sale of investments	178,638	23,396

Net cash provided by (used in) investing activities	37,324	(14,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	71	249,803
Proceeds from the exercise of common stock options and warrants	541	5,120
Payment of withholding taxes related to stock-based employee compensation	(3,473)	(3,938)

Net cash (used in) provided by financing activities	(2,861)	250,985

INCREASE IN CASH AND CASH EQUIVALENTS	32,451	237,737
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,795	20,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,246	$258,106

The following non-cash activities occurred:

Unrealized (loss) gain on available-for-sale securities	$(104)	$11
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	328	300
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	252	1,113
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	—	6,476

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the Company) is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in flat panel displays, solid-state lighting and other product applications. The Company’s primary business strategy is to develop proprietary OLED technologies and materials, and to license these technologies and sell these materials to OLED product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries), the Company has established a significant portfolio of proprietary OLED technologies and materials (Notes 5 and 7).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March  31, 2012 and results of operations and cash flows for the three months ended March 31, 2012 and 2011. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Fair Value of Financial Instruments

The carrying values of accounts receivable and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. See Notes 3 and 4 for a discussion of cash equivalents and investments.

Revenue

The Company revised the presentation of its revenue categories as of the year ended December 31, 2011 to better reflect its primary sources of revenue. Revenue categories for the quarter ended March 31, 2011 were conformed to reflect the current presentation.

Cost of Material Sales

Cost of material sales represents costs associated with the sale of materials that have been classified as commercial.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards that revised the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and such adoption did not have an impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued amended standards for the reporting of other comprehensive income (loss).  The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss).  The new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted this guidance in the first quarter of 2012 and such adoption did not have a material impact on its results of operations or financial position, but did change the Company’s presentation of comprehensive income (loss).

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Investments at March 31, 2012 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2012 –
Certificates of deposit	$6,612	$—	$(7)	$6,605
Commercial paper	2,993	1	—	2,994
Corporate bonds	182,575	24	(109)	182,490
U.S. government bonds	3,213	—	—	3,213
	$195,393	$25	$(116)	$195,302

Investments at December 31, 2011 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2011 –
Certificates of deposit	$5,797	$—	$(5)	$5,792
Corporate bonds	223,260	43	(25)	223,278
U.S. government bonds	5,224	—	—	5,224
	$234,281	$43	$(30)	$234,294

All short-term investments held at March 31, 2012 will mature within one year. All long-term investments held at March 31, 2012 will mature in more than one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2012 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$137,986	$137,986	$—	$—
Short-term investments	194,331	194,331	—	—
Long-term investments	971	971	—	—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$96,538	$96,538	$—	$—
Short-term investments	234,294	234,294	—	—

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

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended March 31, 2011, which had been classified in Level 3 in the fair value hierarchy (in thousands):

2011
Fair value of stock warrant liability, beginning of period	$10,660
Loss for period	8,926
Warrants exercised	(6,476)
Fair value of stock warrant liability, end of period	$13,110

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at March 31, 2011:
2011
Contractual life (years)	0.4
Expected volatility	58.2%
Risk-free interest rate	0.1%
Annual dividend yield	—

There was no stock warrant liability as of March 31, 2012, as all remaining stock warrants were exercised in 2011.

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (as amended, the 2006 Research Agreement) was effective as of May 1, 2006, and had an original term of three years.  The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement were made to USC on a quarterly basis as actual expenses were incurred.  The Company incurred $2.2 million in research and development expense for work performed under the 2006 Research Agreement during the original term, which ended on April 30, 2009.

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years.  As of March 31, 2012, the Company was obligated to pay USC up to $2.1 million for work actually performed during the extended term, which runs through April 30, 2013.  From May 1, 2009 through March 31, 2012, the Company incurred $2.9 million in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $256,000 and $199,000 for the three months ended March 31, 2012 and 2011, respectively.

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

In 2000, the Company entered into a license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents expire in the U.S. between 2012 and 2018.

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

The technology acquired from Motorola had an assigned value of $440,000 as of March 9, 2011, which is being amortized over a period of 7.5 years.

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

Under the New OLED Materials Agreement and the OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter.  The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash.  The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30.  If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash.

The Company is also to reimburse PPG Industries for raw materials used for research and development.  The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company issued 181 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the three months ended March 31, 2011. For these shares, the Company recorded expense of $9,000 for the three months ended March 31, 2011.  No shares were issued for services to PPG for the three months ended March 31, 2012.

The Company recorded expense of $1.3 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

8.	SHAREHOLDERS’ EQUITY (in thousands, except for share and per share data)

	Series A						Accumulated
	Nonconvertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE, JANUARY 1, 2012	200,000	$2	46,113,296	$461	$561,492	$(213,871)	$(5,857)	$342,227
Net loss	—	—	—	—	—	(1,221)	—	(1,221)
Other comprehensive income	—	—	—	—	—	—	44	44
Exercise of common stock options	—	—	70,115	1	540	—	—	541
Stock-based employee compensation, net of shares withheld for taxes (A)	—	—	122,715	1	(2,298)	—	—	(2,297)
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	—	—	28,341	—	541	—	—	541
Issuance of common stock under an Employee Stock Purchase Plan	—	—	2,298	—	71	—	—	71

BALANCE, March 31, 2012	200,000	$2	46,336,765	$463	$560,346	$(215,092)	$(5,813)	$339,906

(A)
Includes $376,000 (9,376 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2012, less shares withheld for taxes in the amount of $124,000 (3,070 shares).

(B)	Includes $328,000 (7,490 shares) that was earned in a previous period and charged to expense when earned, but issued in 2012.

9.	STOCK-BASED COMPENSATION

The Company recognizes in the statements of comprehensive loss the grant-date fair value of stock options and other equity based compensation, such as shares issued under employee stock purchase plans, restricted stock awards and units and stock appreciation rights (SARs), issued to employees and directors.

The grant-date fair value of stock options is determined using the Black-Scholes option pricing model.  The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures.  The Company relies primarily upon historical experience to estimate expected forfeitures and recognizes compensation expense on a straight-line basis from the date of the grant.  The Company issues new shares upon the respective grant, exercise or vesting of share-based payment awards, as applicable.

Cash-settled SARs awarded in share-based payment transactions are classified as liability awards; accordingly, the Company records these awards as a component of accrued expenses on its consolidated balance sheets.  The fair value of each SAR is estimated using the Black-Scholes option pricing model and is remeasured at each reporting period until the award is settled.  Changes in the fair value of the liability award are recorded as expense or income in the statements of comprehensive loss.

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date.  Through March 31, 2012, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000 and have extended the term of the plan through September 1, 2015.

During the three months ended March 31, 2012, the Company granted 160,425 shares of restricted stock awards and restricted stock units to employees, which had a total fair value of $6.4 million on the respective dates of grant, and will vest over three to four years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the three months ended March 31, 2012 and 2011, the Company recorded general and administrative expense of $573,000 and $728,000 and research and development expense of $171,000 and $270,000, respectively, related to restricted stock awards and restricted stock units.

During the three months ended March 31, 2012, the Company also granted to employees 685 shares of common stock, which shares were issued and fully vested as of the date of grant. The Company recorded research and development expense of $31,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively, related to fully vested shares issued to employees.

In connection with common stock issued to employees, for the three months ended March 31, 2012, 89,862 shares of common stock with a fair value of $3.5 million were withheld in satisfaction of tax withholding obligations.

During the three months ended March 31, 2011, the Company granted 24,000 cash-settled stock appreciation rights (SARs) to certain executive officers. The SARs represented the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeded the base price of the SAR award.  The base price of each SAR award was $34.78 per share.  The SARs vested on the first anniversary of the date of grant, provided that the grantee was still an employee of the Company on the applicable vesting date. During the three months ended March 31, 2012, all SARs were settled, resulting in cash payments of $49,000. The Company recorded $1,000 and $36,000 to general and administrative expense, and $3,000 and $87,000 to research and development expense, for the three months ended March 31, 2012 and 2011, respectively, related to the SARs.  No such grants were made in 2012.

During the three months ended March 31, 2012, the Company issued 5,000 shares of common stock to members of its Board of Directors as partial compensation for services performed.  The Company recorded general and administrative expense of $160,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively, related to shares issued to members of its Board of Directors.

During the three months ended March 31, 2012, the Company granted 5,992 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded $53,000 and $474,000 to research and development expense for the three months ended March 31, 2012 and 2011, respectively, related to shares issued to members of its Scientific Advisory Board.

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

During the three months ended March 31, 2012 and 2011, the Company issued 2,298 and 2,735 shares of its common stock, respectively, under the ESPP, resulting in proceeds of $71,000 for each period.  In relation to the ESPP, the Company recorded $5,000 and $6,000 to general and administrative expense, and $20,000 and $14,000 to research and development expense, for the three months ended March 31, 2012 and 2011, respectively. The expense recorded equals the amount of the discount and the value of the look-back feature for the shares that were issued under the ESPP.

10.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of March 31, 2012, there were five participants in the SERP.  The SERP benefit is based on a percentage of the participant’s annual base salary and the number of years of service.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows for the three months ended March 31 (in thousands),

	2012	2011
Service cost	$144	$136
Interest cost	96	96
Amortization of prior service cost	146	146
Amortization of actuarial loss	2	4
Total net periodic benefit cost	$388	$382

11.	COMMITMENTS AND CONTINGENCIES

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

The European Patent Office (the EPO) conducted an Oral Hearing in this matter and on November 26, 2009 issued its written decision to reject the opposition and to maintain the patent as granted.   CDT has filed an appeal to the EPO panel decision.

At this time, based on its current knowledge, Company management believes that the EPO panel decision will be upheld on appeal. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1449238

Between March 8, 2007 and July 27, 2007, three companies filed Notices of Opposition to European Patent No. 1449238 (EP ‘238 patent). The three companies are Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, Merck Patent GmbH, of Darmstadt, Germany, and BASF Aktiengesellschaft, of Mannheim, Germany.  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011 (hereinafter the “U.S. ‘828 Patent Family”). These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined all three oppositions into a single opposition proceeding. The EPO conducted an Oral Hearing in this matter and at the conclusion of the Oral Hearing, the EPO panel announced its decision to maintain the patent with claims directed to OLEDs comprising phosphorescent organometallic iridium compounds. The official minutes from the Oral Hearing and written decision were published on January 13, 2012.

All the parties filed notices of appeal to the EPO’s panel decision on March 13, 2012.  The parties are permitted to file papers in support of their respective requests for appellate review.

At this time, based on its current knowledge, Company management believes that the EPO will uphold the Company’s positions on appeal. However, Company management cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, the Company received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for the Company’s Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007. The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan. The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted U.S. ‘828 Patent Family, which relate to the Company’s UniversalPHOLED phosphorescent OLED technology. Under its license agreement with Princeton, the Company is required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘870 patent). The EP ‘870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. ‘238 Patent Family”). These patents and this patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding. The five companies are Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, the Company received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were also filed by SEL. The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted U.S. ‘828 Patent Family and EP ‘238 Patent, which relate to the Company’s UniversalPHOLED phosphorescent OLED technology. Under its license agreement with Princeton, the Company is also required to pay all legal costs and fees associated with these two proceedings.

On March 31, 2011, the Company learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid. Company management believes that the JPO’s decisions invalidating these claims were erroneous, and the Company filed appeals for both cases to the Japanese IP High Court.

Both parties are in the process of filing appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, and March 5, 2012.

At this time, based on its current knowledge, Company management believes that the JPO decisions invalidating all the claims in the Company’s JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims. However, Company management cannot make any assurances of this result.

Invalidation Trial in Korea for Patent No. KR-0998059

On March 10, 2011, the Company received informal notice from the Company’s Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for its Korean Patent No. 10-0998059 (the KR ‘059 patent), which was issued on November 26, 2010. The Request was filed by a certain individual petitioner, but the Company still does not know which company, if any, was ultimately responsible for filing this Request. The KR ‘059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from U.S. patent 7,431,968.

On April 21, 2011, the Company’s Korean patent counsel received a copy of the petitioner’s brief in support of the Request. The Company filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and the Company filed a response to the rebuttal brief on October 12, 2011.  The petitioner filed a second rebuttal brief on January 17, 2012, and the Company filed a response to the second rebuttal brief on March 29, 2012.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-558632 and KR-963857

On May 11 and May 31, 2011, respectively, the Company learned that Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for the Company’s Korean Patent Nos. KR-558632 (the KR ‘632 patent), which issued on March 2, 2006, and KR-963857 (the KR ‘857 patent), which issued on June 8, 2010. The Requests were filed by Duk San Hi-metal, Ltd. (Duk San) of Korea. The KR ‘632 and KR ‘857 patents are both Korean counterpart patents, in part, to U.S. ‘238 Patent Family and to EP ‘870 patent, which is subject to the above-noted European Opposition; and to the JP ‘024 patent, which is subject to the below-noted Japanese Invalidation Trial, all of which relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The Company timely filed its formal responses to the Requests by the due dates of August 27, 2011 and September 8, 2011, respectively.  Duk San filed a reply brief on December 16, 2011 relating to the KR ‘857 patent, to which the Company timely filed a responsive brief on April 23, 2012.  Both parties may file additional briefs in these matters with KIPO.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-744199 and KR-913568

On May 10 and May 31, 2011, respectively, the Company learned that Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for the Company’s Korean Patent Nos. KR-744199 (the KR ‘199 patent), which issued on July 24, 2007, and KR-913568 (the KR ‘568 patent), which issued on August 17, 2009. The Requests were also filed by Duk San. The KR ‘199 and KR ‘568 patents are both Korean counterpart patents, in part, to the U.S. ‘828 Patent Family which relate to the EP ‘238 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘929 patent, which is subject to one of the above-noted Japanese Invalidation Trials. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The Company timely filed its formal responses to the Requests by the due dates of September 1, 2011 and August 23, 2011, respectively.  Both parties are in the process of filing briefs in these matters with KIPO.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024

On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for the Company’s Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent. The JP ‘024 patent is a counterpart patent, in part, to the U.S. ‘238 Patent Family, which relate to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the KR ‘632 and KR ‘857 patents, which are subject to one of the above noted Korean Invalidation Trials. These patents and the pending U.S. patent application relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The Company timely filed a Written Reply to the Request for Invalidation Trial.  A hearing was held on March 15, 2012.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1252803

On July 12 and 13, 2011, three companies filed Oppositions to the Company’s European Patent No. 1252803 (the EP ‘803 patent).  The three companies are Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP ‘803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to the U.S. ‘828 Patent Family, which relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding.  The Company’s initial response to the oppositions was timely filed prior to the February 18, 2012 extended due date.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-794,975, KR-840,637 and KR-937,470

On August 8, 2011, the Company received information indicating that Requests for Invalidation Trials were filed against the Company’s Korean Patent Nos. KR-840,637 (the KR ‘637 patent) and KR-937,470 (the KR ‘470 patent), which issued on June 17, 2008 and January 11, 2010, respectively. On December 12, 2011, the Company received information that a further Request for an Invalidation Trial was filed against the Company’s Korean Patent No. KR-794,975 (the KR ‘975 patent).  The Requests were also filed by Duk San. The KR ‘975, KR ‘637 and KR ‘470 patents are Korean counterpart patents, in part, to the U.S. ‘828 Patent Family; to the EP ‘803 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘781 and JP ‘168 patents, which are subject to the above-noted Japanese Invalidation Trials. These patents and patent applications relate to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

The Company’s formal responses relating to the KR ‘637, KR ‘470, and KR ‘975 patents were timely filed on December 7, 2011, December 8, 2011 and March 3, 2012, respectively.  Both parties may file additional briefs in these matters with KIPO.

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

Opposition to European Patent No. 1933395

On February 24 and 27, 2012, Oppositions were filed to the Company’s European Patent No. 1933395 (the EP ‘395 patent). These Oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE.  The EP ‘395 patent is a counterpart patent to the above-noted Japan Patent No. 4358168, and to the above-noted Patent Nos. KR-840,637 and KR-937,470, counterpart patent, in part, to the U.S. ‘828 Patent Family, which relate to the Company’s UniversalPHOLED phosphorescent OLED technology. This patent is exclusively licensed to the Company by Princeton, and under the license agreement the Company is required to pay all legal costs and fees associated with this proceeding.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

12.	CONCENTRATION OF RISK

Included in technology development and support revenue in the accompanying statements of comprehensive loss is $1.2 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, which was derived from contracts with the United States government agencies.  Revenues derived from contracts with government agencies represented 9% and 20% of the consolidated revenue for the three months ended March 31, 2012 and 2011, respectively.

Revenues for the three months ended March 31, 2012 and 2011, and accounts receivable as of March 31, 2012, from our largest non-government customers, were as follows:

	% of Total Revenue		Accounts Receivable (in thousands)
Customer	2012	2011	March 31, 2012
A	42%	43%	$3,831
B	13%	20%	1,602
C	12%	—	—

The Company’s relationships with customers B and C are under agreements that are presently scheduled to expire in less than twelve months.

Revenues from outside of North America represented 90% and 79% of consolidated revenue for the three months ended March 31, 2012 and 2011, respectively. Revenues by geographic area are as follows (in thousands):

Country	2012	2011
United States	$1,274	$2,002

South Korea	7,393	6,154
Japan	2,566	1,116
Taiwan	1,257	287
Other	130	42
All foreign locations	11,346	7,599

Total revenue	$12,620	$9,601

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived tangible assets at international locations are not significant for each of the periods presented.

All chemical materials were purchased from one supplier. See Note 7.

13.	INCOME TAXES

For the three months ended March 31, 2011, foreign income taxes of $297,000 were withheld in connection with royalty payments received from Samsung Mobile Display Co., Ltd. under a license agreement. No such payments or corresponding withholdings occurred in the three months ended March 31, 2012.

14.	NET LOSS PER COMMON SHARE

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

For the three months ended March 31, 2012 and 2011, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 1,575,513 and 2,483,015, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above.

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS

This discussion and analysis contains some “forward-looking statements.” Forward-looking statements concern possible or assumed future results of operations, including descriptions of our business strategies and customer relationships. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances.

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations, and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses since our inception, resulting in an accumulated deficit of $215.1 million as of March 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We had an operating loss of $1.6 million for the three months ended March 31, 2012, compared to an operating loss of $2.7 million for the three months ended March 31, 2011. The decrease in operating loss was due to the following:

•	an increase in revenue of $3.0 million; offset by

•	an increase in operating expenses of $1.8 million.

We had a net loss of $1.2 million (or $0.03 per basic and diluted share) for the three months ended March 31, 2012, compared to a net loss of $11.9 million (or $0.31 per basic and diluted share) for the three months ended March 31, 2011. In 2011, the net loss included an $8.9 million loss on stock warrant liability related to warrants that were previously recorded as a liability. In August 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised.

Our revenues were $12.6 million for the three months ended March 31, 2012, compared to $9.6 million for the three months ended March 31, 2011.  The increase in our overall revenue was primarily due to additional OLED material sales from the expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly Samsung Mobile Display Co., Ltd. (SMD).

Material sales increased to $10.5 million for the three months ended March 31, 2012, compared to $4.5 million for the same period in 2011. Material sales relates to the sale of our OLED materials for incorporation into our customers’ commercial OLED products, or for their OLED development and evaluation activities.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 81% of our total material sales for the three months ended March 31, 2012, compared to 95% of our total material sales for the three months ended March 31, 2011.  Host material sales were 19% of our total material sales for the three months ended March 31, 2012, compared to 5% of our total material sales for the three months ended March 31, 2011. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees decreased to $422,000 for the three months ended March 31, 2012, compared to $2.7 million for the three months ended March 31, 2011. A substantial portion of the decrease was due to the timing of royalty and license fee payments to be received under our patent license agreements with SMD.  In August 2011 we entered into a patent license agreement with SMD which replaced and superseded the then existing patent license agreement.  This patent license agreement with SMD runs through December 31, 2017.

Our new patent license agreement with SMD covers the manufacture and sale of specified OLED display products.  Under the agreement, SMD has agreed to pay us a fixed license fee, payable in semi-annual installments over the agreement term.  These installments increase on an annual basis over the term of the license agreement.  The installment amounts replaced the quarterly royalty reporting structure in the prior patent license agreement.  The installment amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SMD’s OLED business growth as a percentage of published OLED market forecasts, the use of red and green phosphorescent materials in SMD’s OLED display products, and appropriate royalty rates relating to SMD’s practice under the licensed patents.  Based upon the extended payment arrangement, such amounts are not considered fixed and determinable for revenue recognition purposes until such time the installments become due and payable. As a result, the recognition of license fees under our new agreement with SMD is scheduled to be taken in the second and fourth quarter of each year; therefore our quarterly license fees will fluctuate accordingly, depending on the timing of such payments. No such payments became due in the three months ended March 31, 2012.

At the same time we entered into the August 2011 patent license agreement with SMD, we also entered into a new supplemental material purchase agreement.  Under the August 2011 supplemental material purchase agreement, SMD agreed to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products.  This minimum purchase commitment is subject to SMD’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.  The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement.  These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SMD’s OLED business growth as a percentage of published OLED market forecasts and SMD’s projected minimum usage of red and green phosphorescent emitter materials over the term of the agreement.

Cost of material sales increased to $1.1 million for the three months ended March 31, 2012, compared to $103,000 for the three months ended March 31, 2011, based on the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which cost has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these timing issues, and due to increased sales of commercial materials, cost of material sales increased for the three months ended March 31, 2012, compared to the same period in 2011. For the three months ended March 31, 2012 and 2011, costs associated with $7.5 million and $3.1 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $6.7 million for the three months ended March 31, 2012, compared to $6.6 million for the three months ended March 31, 2011.  Although total expenses remained relatively consistent over the corresponding periods, the following significant changes occurred:

•	increased employee costs of $351,000, due primarily to increased salaries, costs associated with retirement benefits and stock-based compensation for certain executive officers;

•	increased costs of $214,000 related to outsourced research and development efforts;

•	decreased costs of $421,000 related to stock-based compensation for members of our Scientific Advisory Board.

Research and development expenses for the three months ended March 31, 2012 were reduced by $603,000 due to the reversal of certain compensation accruals, resulting from actual payments made during the first quarter of 2012 being lower than previously estimated at December 31, 2011.

Selling, general and administrative expenses were $4.3 million for the three months ended March 31, 2012, compared to $3.9 million for the three months ended March 31, 2011. The overall increase in these costs was driven in part by increased employee costs, commercial activities, professional fees and non-cash expenses related to stock-based compensation. Selling, general and administrative expenses for the three months ended March 31, 2012 were reduced by $315,000 due to the reversal of certain compensation accruals, resulting from actual payments made during the first quarter of 2012 being lower than previously estimated at December 31, 2011.

Patent costs increased to $1.9 million for the three months ended March 31, 2012, compared to $1.6 million for the three months ended March 31, 2011. The increase was mainly due to increased costs associated with our defense of certain ongoing and new challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Royalty and license expense increased to $250,000 for the three months ended March 31, 2012, compared to $202,000 for the three months ended March 31, 2011. The increase consisted mainly of royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from increased revenues. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Interest income increased to $357,000 for the three months ended March 31, 2012, compared to $96,000 for the three months ended March 31, 2011. The increase was mainly attributable to interest earned on higher average cash and investment balances as a result of proceeds received from the completion of our public offering in March 2011.

At March 31, 2011, we had outstanding warrants to purchase shares of common stock, which warrants contained a “down-round” provision requiring liability classification.  The change in fair value of these warrants during the period resulted in an $8.9 million non-cash loss on our statement of comprehensive loss for the three months ended March 31, 2011. In August 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised.

Samsung SMD has been required to withhold tax upon payment of royalties to us at a rate of 16.5%. For the three months ended March 31, 2011, foreign income taxes of $297,000 were withheld in connection with royalties paid by SMD.  No such payments occurred in the three months ended March 31, 2012. We anticipate the amount of withholding taxes to increase as associated payments received from SMD increase in the future.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $144.3 million and short-term investments of $194.3 million, for a total of $338.6 million. This compares to cash and cash equivalents of $111.8 million and short-term investments of $234.3 million, for a total of $346.1 million, as of December 31, 2011.

Cash used in operating activities was $2.0 million for the three months ended March 31, 2012, compared to cash provided of $1.6 million for the same period in 2011. The increase in cash used in operating activities was primarily due to the following:

•	the impact of the timing of payment of accounts payable and accrued expenses of $2.2 million;

•	the impact of the timing of inventory purchases of $1.6 million; and

•	the impact of the timing of payment for other current assets $1.2 million; offset partially by

•	a decrease in net loss of $912,000, which amount excludes the impact of non-cash items; and

•	the impact of the timing of receipt of accounts receivable of $756,000.

Cash provided from investing activities was $37.3 million for the three months ended March 31, 2012, compared to cash used of $14.9 million for the same period in 2011. The increase in cash provided from investing activities was mainly due to net sales of investments as a result of the completion of our public offering described below.

Cash used in financing activities was $2.9 million for the three months ended March 31, 2012, compared to cash provided of $251.0 million for the same period in 2011. In March 2011, the Company completed a public offering of its common stock. For the three months ended March 31, 2012, we received proceeds of $541,000 from the exercise of options and warrants to purchase shares of our common stock, compared to proceeds of $5.1 million from the exercise of options and warrants to purchase shares of our common stock for the same period in 2011.

Working capital was $338.0 million as of March 31, 2012, compared to $342.8 million as of December 31, 2011.

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

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting policies.  There have been no changes in critical accounting policies to date in 2012.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of off-balance sheet arrangements.  As of March 31, 2012, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our investments disclosed in Note 4 to the consolidated financial statements included herein. We invest in investment grade financial instruments to reduce our exposure related to investments.  Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

Substantially all our revenue is derived from outside of North America. All revenue is primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (the EPO) conducted an Oral Hearing in this matter and on November 26, 2009 issued its written decision to reject the opposition and to maintain the patent as granted.   CDT has filed an appeal to the EPO panel decision.

At this time, based on our current knowledge, we believe that the EPO panel decision will be upheld on appeal. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1449238

Between March 8, 2007 and July 27, 2007, three companies filed Notices of Opposition to European Patent No. 1449238 (EP ‘238 patent). The three companies are Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, Merck Patent GmbH, of Darmstadt, Germany, and BASF Aktiengesellschaft, of Mannheim, Germany.  The EP ‘238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011 (hereinafter the “U.S. ‘828 Patent Family”). These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined all three oppositions into a single opposition proceeding. The EPO conducted an Oral Hearing in this matter and at the conclusion of the Oral Hearing, the EPO panel announced its decision to maintain the patent with claims directed to OLEDs comprising phosphorescent organometallic iridium compounds. The official minutes from the Oral Hearing and written decision were published on January 13, 2012.

All the parties filed notices of appeal to the EPO’s panel decision on March 13, 2012.  The parties are permitted to file papers in support of their respective requests for appellate review.

At this time, based on our current knowledge, we believe that the EPO will uphold our positions on appeal. However, we cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 3992929

On April 19, 2010, we received a copy of a Notice of Invalidation Trial from the Japanese Patent Office (the JPO) for our Japan Patent No. 3992929 (the JP ‘929 patent), which was issued on August 3, 2007. The request for the Invalidation Trial was filed by Semiconductor Energy Laboratory Co., Ltd. (SEL), of Kanagawa, Japan. The JP ‘929 patent is a Japanese counterpart patent, in part, to the above-noted EP ‘238 patent and to the above-noted U.S. ‘828 Patent Family, which  relate to our UniversalPHOLED phosphorescent OLED technology. Under our license agreement with Princeton, we are required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1394870

On about April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP ‘870 patent). The EP ‘870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. ‘238 Patent Family”). These patents and this patent application relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding. The five companies are Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168

On May 24, 2010, we received copies of two additional Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were also filed by SEL. The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted U.S. ‘828 Patent Family and EP ‘238 Patent, which relate to our UniversalPHOLED phosphorescent OLED technology. Under our license agreement with Princeton, we are also required to pay all legal costs and fees associated with these two proceedings.

On March 31, 2011, we learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid. We believe that the JPO’s decisions invalidating these claims were erroneous, and we filed appeals for both cases to the Japanese IP High Court.

Both parties are in the process of filing appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, and March 5, 2012.

At this time, based on our current knowledge, we believe that the JPO decisions invalidating all the claims in our JP ‘781 and JP ‘168 patents should be overturned on appeal as to all or a significant portion of the claims. However, we cannot make any assurances of this result.

Invalidation Trial in Korea for Patent No. KR-0998059

On March 10, 2011, we received informal notice from our Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for our Korean Patent No. 10-0998059 (the KR ‘059 patent), which was issued on November 26, 2010. The Request was filed by a certain individual petitioner, but we still do not know which company, if any, was ultimately responsible for filing this Request. The KR ‘059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from U.S. patent 7,431,968.

On April 21, 2011, our Korean patent counsel received a copy of the petitioner’s brief in support of the Request. We filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and we filed a response to the rebuttal brief on October 12, 2011.  The petitioner filed a second rebuttal brief on January 17, 2012, and we filed a response to the second rebuttal brief on March 29, 2012.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-558632 and KR-963857

On May 11 and May 31, 2011, respectively, we learned that Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for our Korean Patent Nos. KR-558632 (the KR ‘632 patent), which issued on March 2, 2006, and KR-963857 (the KR ‘857 patent), which issued on June 8, 2010. The Requests were filed by Duk San Hi-metal, Ltd. (Duk San) of Korea. The KR ‘632 and KR ‘857 patents are both Korean counterpart patents, in part, to U.S. ‘238 Patent Family and to EP ‘870 patent, which is subject to the above-noted European Opposition; and to the JP ‘024 patent, which is subject to the below-noted Japanese Invalidation Trial, all of which relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

We timely filed our formal responses to the Requests by the due dates of August 27, 2011 and September 8, 2011, respectively.  Duk San filed a reply brief on December 16, 2011 relating to the KR ‘857 patent, to which we timely filed a responsive brief on April 23, 2012.  Both parties may file additional briefs in these matters with KIPO.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-744199 and KR-913568

On May 10 and May 31, 2011, respectively, we learned that Requests for Invalidation Trials were filed in Korea, on May 3 and May 26, 2011, respectively, for our Korean Patent Nos. KR-744199 (the KR ‘199 patent), which issued on July 24, 2007, and KR-913568 (the KR ‘568 patent), which issued on August 17, 2009. The Requests were also filed by Duk San. The KR ‘199 and KR ‘568 patents are both Korean counterpart patents, in part, to the U.S. ‘828 Patent Family which relate to the EP ‘238 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘929 patent, which is subject to one of the above-noted Japanese Invalidation Trials. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

We timely filed our formal responses to the Requests by the due dates of September 1, 2011 and August 23, 2011, respectively.  Both parties are in the process of filing briefs in these matters with KIPO.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patents being challenged will be declared valid, and that all or a significant portion of their claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024

On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent. The JP ‘024 patent is a counterpart patent, in part, to the U.S. ‘238 Patent Family, which relate to the EP ‘870 patent, which is subject to one of the above-noted European Oppositions; and to the KR ‘632 and KR ‘857 patents, which are subject to one of the above noted Korean Invalidation Trials. These patents and the pending U.S. patent application relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

We timely filed a Written Reply to the Request for Invalidation Trial.  A hearing was held on March 15, 2012.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1252803

On July 12 and 13, 2011, three companies filed Oppositions to our European Patent No. 1252803 (the EP ‘803 patent).  The three companies are Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP ‘803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to the U.S. ‘828 Patent Family, which relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding.  Our response to the oppositions was timely filed prior to the February 18, 2012 extended due date.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trials in Korea for Patent Nos. KR-794,975, KR-840,637 and KR-937,470

On August 8, 2011, we received information indicating that Requests for Invalidation Trials were filed against our Korean Patent Nos. KR-840,637 (the KR ‘637 patent) and KR-937,470 (the KR ‘470 patent), which issued on June 17, 2008 and January 11, 2010, respectively. On December 12, 2011, we received information that a further Request for an Invalidation Trial was filed against our Korean Patent No. KR-794,975 (the KR ‘975 patent).  The Requests were also filed by Duk San. The KR ‘975, KR ‘637 and KR ‘470 patents are Korean counterpart patents, in part, to the U.S. ‘828 Patent Family; to the EP ‘803 patent, which is subject to one of the above-noted European Oppositions; and to the JP ‘781 and JP ‘168 patents, which are subject to the above-noted Japanese Invalidation Trials. These patents and patent applications relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and under the license agreement we are required to pay all legal costs and fees associated with this proceeding.

Our formal responses relating to the KR ‘637, KR ‘470, and KR ‘975 patents, were timely filed on December 7, 2011, December 8, 2011 and March 3, 2012, respectively.  Both parties may file additional briefs in these matters with KIPO.

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

Opposition to European Patent No. 1933395

On February 24 and 27, 2012, Oppositions were filed to our European Patent No. 1933395 (the EP ‘395 patent). These Oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE.  The EP ‘395 patent is a counterpart patent to the above-noted Japan Patent No. 4358168, and to the above-noted Patent Nos. KR-840,637 and KR-937,470, counterpart patent, in part, to the U.S. ‘828 Patent Family, which relate to our UniversalPHOLED phosphorescent OLED technology. This patent is exclusively licensed to us by Princeton, and under the license agreement we required to pay all legal costs and fees associated with this proceeding.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Withholding of Shares to Satisfy Tax Liabilities

During the quarter ended March 31, 2012, we acquired 39,695 shares of common stock through transactions related to the vesting of restricted share awards previously granted to certain employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay their minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received during the quarter ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	$—	n/a	--
February 1 – February 29	175	44.70	n/a	--
March 1 – March 31	39,520	40.54	n/a	--
Total	39,695	$40.56	n/a	--

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1*#	OLED Technology License Agreement between the registrant and Lumiotec, Inc., dated as of January 5, 2012

10.2*	Amendment No. 7 to the Commercial Supply Agreement between the registrant and LG Display Co., Ltd., dated as of March 6, 2012

10.3*	Universal Display Corporation Equity Retention Agreement with Julia J. Brown, dated as of March 8, 2012

10.4*	Universal Display Corporation Equity Retention Agreement with Janice K. Mahon, dated as of March 8, 2012

10.5*	Universal Display Corporation Equity Retention Agreement with Michael G. Hack, dated as of March 8, 2012

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

UNIVERSAL DISPLAY CORPORATION

Date: May 9, 2012	By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer