Form 10-Q
period 2012-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2012-11-07
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had outstanding 46,507,390 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

(in thousands, except for share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,193	$111,795
Short-term investments	164,585	234,294
Accounts receivable	7,871	10,727
Inventory	9,451	3,843
Other current assets	4,390	1,645

Total current assets	260,490	362,304
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$20,184 and $18,735	11,713	10,884
ACQUIRED TECHNOLOGY, net of accumulated amortization of
$19,126 and $17,000	107,367	391
INVESTMENTS	1,169	—
OTHER ASSETS	262	299

TOTAL ASSETS	$381,001	$373,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,451	$4,776
Accrued expenses	9,179	9,020
Deferred revenue	5,001	5,534
Other current liabilities	478	187

Total current liabilities	20,109	19,517
DEFERRED REVENUE	3,349	3,874
RETIREMENT PLAN BENEFIT LIABILITY	8,685	8,260

Total liabilities	32,143	31,651

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,537,754 and 46,113,296 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	465	461
Additional paid-in capital	563,383	561,492
Accumulated deficit	(209,596)	(213,871)
Accumulated other comprehensive loss	(5,396)	(5,857)

Total shareholders’ equity	348,858	342,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,001	$373,878

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended September 30,
	2012	2011
REVENUE:
Material sales	$10,984	$15,386
Royalty and license fees	396	4,564
Technology development and support revenue	1,124	1,827

Total revenue	12,504	21,777

OPERATING EXPENSES:
Cost of material sales	1,094	2,406
Research and development	8,177	6,080
Selling, general and administrative	5,275	4,957
Patent costs and amortization of acquired technology	3,736	1,938
Royalty and license expense	283	462

Total operating expenses	18,565	15,843

Operating (loss) income	(6,061)	5,934
INTEREST INCOME	272	364
INTEREST EXPENSE	(5)	(13)
GAIN ON STOCK WARRANT LIABILITY	—	240

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	(5,794)	6,525

INCOME TAX BENEFIT (EXPENSE)	326	(536)

NET (LOSS) INCOME	(5,468)	5,989

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities	55	215
Amortization of prior service cost and actuarial loss for retirement plan
included in net periodic pension cost	148	150

TOTAL OTHER COMPREHENSIVE INCOME	203	365

COMPREHENSIVE (LOSS) INCOME	$(5,265)	$6,354

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.12)	$0.13
DILUTED	$(0.12)	$0.12

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET (LOSS) INCOME PER COMMON SHARE:
BASIC	46,006,290	45,314,893
DILUTED	46,006,290	46,799,557

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

(in thousands, except for share and per share data)

	Nine Months Ended September 30,
	2012	2011
REVENUE:
Material sales	$34,361	$26,604
Royalty and license fees	16,253	9,898
Technology development and support revenue	4,497	6,128

Total revenue	55,111	42,630

OPERATING EXPENSES:
Cost of material sales	3,793	2,651
Research and development	22,074	18,186
Selling, general and administrative	14,761	13,325
Patent costs and amortization of acquired technology	7,859	5,466
Royalty and license expense	1,319	882

Total operating expenses	49,806	40,510

Operating income	5,305	2,120
INTEREST INCOME	986	644
INTEREST EXPENSE	(43)	(31)
LOSS ON STOCK WARRANT LIABILITY	—	(4,190)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	6,248	(1,457)

INCOME TAX EXPENSE	(1,973)	(1,122)

NET INCOME (LOSS)	4,275	(2,579)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on available-for-sale securities	16	9
Amortization of prior service cost and actuarial loss for retirement plan
included in net periodic pension cost	445	450

TOTAL OTHER COMPREHENSIVE INCOME	461	459

COMPREHENSIVE INCOME (LOSS)	$4,736	$(2,120)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.09	$(0.06)
DILUTED	$0.09	$(0.06)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	45,916,536	43,101,933
DILUTED	46,912,557	43,101,933

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,275	$(2,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred revenue	(2,685)	(2,234)
Depreciation	1,449	1,092
Amortization of acquired technology	2,126	34
Amortization of premium and discount on investments, net	(612)	(483)
Stock-based employee compensation	3,111	3,270
Stock-based non-employee compensation	—	3
Non-cash expense under a materials agreement	—	9
Stock-based compensation to Board of Directors and Scientific Advisory Board	648	1,252
Loss on stock warrant liability	—	4,190
Retirement plan benefit expense	1,165	1,145
Decrease (increase) in assets:
Accounts receivable	2,856	(4,513)
Inventory	(5,608)	(2,228)
Other current assets	(2,745)	271
Other assets	37	(96)
Increase in liabilities:
Accounts payable and accrued expenses	1,538	5,307
Other current liabilities	(3)	25
Deferred revenue	1,627	3,330

Net cash provided by operating activities	7,179	7,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,278)	(2,208)
Purchase of acquired technology	(109,102)	(440)
Purchase of investments	(209,244)	(290,269)
Proceeds from sale of investments	278,412	72,726

Net cash used in investing activities	(42,212)	(220,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	244	249,867
Proceeds from the exercise of common stock options and warrants	1,323	13,283
Payment of withholding taxes related to stock-based employee compensation	(4,136)	(3,999)
Net cash (used in) provided by financing activities	(2,569)	259,151

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,602)	46,755
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,795	20,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,193	$67,124

The following non-cash activities occurred:

Unrealized gain on available-for-sale securities	$16	$9
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	328	300
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	252	1,113
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	—	14,850

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the Company), through its wholly owned subsidiaries, is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in flat panel displays, solid-state lighting and other product applications. The Company’s primary business strategy is to develop proprietary OLED technologies and materials, and to license these technologies and sell these materials to OLED product manufacturers. Through internal research and development efforts and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), FUJIFILM Corporation (FUJIFILM), and PPG Industries, Inc. (PPG Industries), the Company has established a significant portfolio of proprietary OLED technologies and materials (see Notes 5, 6 and 7).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates made are principally in the areas of revenue recognition for license agreements, the useful life of acquired technology, stock-based compensation and the valuation of stock warrant and retirement benefit plan liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of accounts receivable and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. See Notes 3 and 4 for a discussion of cash equivalents and investments.

Revenue

The Company revised the presentation of its revenue categories as of the year ended December 31, 2011 to better reflect its primary sources of revenue. Revenue categories for the three and nine months ended September 30, 2011 were conformed to reflect the current presentation.

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

Investments at September 30, 2012 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
September 30, 2012 –
Certificates of deposit	$7,478	$2	$(4)	$7,476
Commercial paper	2,998	—	—	2,998
Corporate bonds	147,852	44	(13)	147,883
U.S. government bonds	3,097	—	—	3,097
Convertible notes	4,300	—	—	4,300
	$165,725	$46	$(17)	$165,754

Investments at December 31, 2011 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2011 –
Certificates of deposit	$5,797	$—	$(5)	$5,792
Corporate bonds	223,260	43	(25)	223,278
U.S. government bonds	5,224	—	—	5,224
	$234,281	$43	$(30)	$234,294

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics, Inc. (Plextronics) a private company engaged in printed solar, lighting and other electronics related research and development. Under the joint development agreement, the Company is committed to pay $1 million per year to Plextronics for three years.  In addition, the Company invested $4 million in Plextronics through the purchase of a convertible promissory note.  The Company also received warrants in connection with the purchase of the convertible note.  The note accrues interest at the rate of 3% per year and is due and payable by June 30, 2013.  The note is included in short-term investments on the consolidated balance sheet.  The Company has the option to convert the note into shares of Plextronics’ preferred stock at a specified conversion price.

On July 17, 2012, the Company invested $300,000 in a private company engaged in plasma processing equipment research and development (the Borrower) through the purchase of a convertible promissory note. The note accrues interest at the rate of 5% per year and is due and payable by August 1, 2015.  The note is included in investments on the consolidated balance sheet.  The Company has the option to convert the note into shares of the Borrower’s preferred stock at a specified conversion price.

All short-term investments held at September 30, 2012 will mature within one year. All long-term investments held at September 30, 2012 will mature in more than one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$64,228	$64,228	$—	$—
Short-term investments	164,585	160,585	—	4,000
Long-term investments	1,169	869	—	300

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$96,538	$96,538	$—	$—
Short-term investments	234,294	234,294	—	—

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

Our convertible promissory note investments were initially recorded at cost and are classified within both short-term and long-term investments on the consolidated balance sheet.

These convertible promissory note investments are inherently risky as they lack a ready market for resale, and the note issuer’s success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies we have invested in could fail or not be able to raise additional funds when needed. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as mergers, and private sales.

We determine the fair value of our convertible promissory note investments portfolio quarterly.  The fair value of our convertible promissory note investments is determined through the consideration of whether an investee is experiencing financial difficulty.  Management performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future.  The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;

•	the technological feasibility of the investee’s products and technologies;

•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;

•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and

•	the investee’s receipt of additional funding at a lower valuation.

If the fair value of a convertible promissory note investment is below our carrying value, the asset will be written down to its fair value with a resulting charge to net income. Temporary impairments result in a write down of the investment to its fair value with the charge reported in shareholders’ equity.  There were no impairments of non-marketable convertible debt as of September 30, 2012.

The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the three and nine months ended September 30, 2012, which had been classified in Level 3 in the fair value hierarchy (in thousands):

2012
Fair value of notes, beginning of period	$—
Investments	4,300
Fair value of notes, end of period	$4,300

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the three months ended September 30, 2011, which had been classified in Level 3 in the fair value hierarchy (in thousands):

2011
Fair value of stock warrant liability, beginning of period	$4,589
Gain for period	(240)
Warrants exercised	(4,349)
Fair value of stock warrant liability, end of period	$—

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the nine months ended September 30, 2011, which had been classified in Level 3 in the fair value hierarchy (in thousands):

2011
Fair value of stock warrant liability, beginning of period	$10,660
Loss for period	4,190
Warrants exercised	(14,850)
Fair value of stock warrant liability, end of period	$—

There was no stock warrant liability as of September 30, 2012, as all remaining stock warrants were exercised in 2011.

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years.  As of September 30, 2012, the Company was obligated to pay USC up to $1.5 million for work actually performed during the remaining extended term, which runs through April 30, 2013.  From May 1, 2009 through September 30, 2012, the Company incurred $3.7 million in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $278,000 and $364,000 for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $779,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

In 2000, the Company entered into a license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents expire in the U.S. between 2014 and 2018.

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

On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with FUJIFILM.  Under the Agreement, FUJIFILM sold approximately 1,255 OLED (organic light emitting diode) related patents and patent applications in exchange for a cash payment of $105.0 million.  The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto.  The Agreement permitted the Company to assign all of its rights and obligations under the Agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the Agreement, its rights and obligations to UDC Ireland Limited (“UDC Ireland”), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland.  The transactions contemplated by the Agreement were consummated on July 26, 2012.

The Company recorded the $105.0 million plus $4.1 million of costs as acquired technology which is being amortized over a period of 10 years.  The total amortization expense for the three and nine month periods ended September 30, 2012 associated with the acquired technology is $2.1 million, and is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Comprehensive (Loss) Income.

Amortization expense related to acquired technology is currently expected to be as follows (in thousands):

Year	Projected Expense

2012	$4,868
2013	10,969
2014	10,969
2015	10,969
2016	10,969
Thereafter	60,749
$109,493

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG INDUSTRIES AGREEMENTS

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

The Company issued 181 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries under the OLED Materials Agreement during the nine months ended September 30, 2011. For these shares, the Company recorded expense of $9,000 for the nine months ended September 30, 2011.  No shares were issued for services to PPG for the nine months ended September 30, 2012.

The Company recorded expense of $1.6 million and $593,000 for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

8.	SHAREHOLDERS’ EQUITY (in thousands, except for share and per share data)

	Series A						Accumulated
	Nonconvertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE, JANUARY 1, 2012	200,000	$2	46,113,296	$461	$561,492	$(213,871)	$(5,857)	$342,227
Net income	—	—	—	—	—	4,275	—	4,275
Other comprehensive income	—	—	—	—	—	—	461	461
Exercise of common stock options, net of tendered shares	—	—	206,749	2	692	—	—	694
Stock-based employee compensation, net of shares withheld for taxes (A)	—	—	171,271	2	(21)	—	—	(19)
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	—	—	38,341	—	976	—	—	976
Issuance of common stock under an Employee Stock Purchase Plan	—	—	8,097	—	244	—	—	244

BALANCE, September 30, 2012	200,000	$2	46,537,754	$465	$563,383	$(209,596)	$(5,396)	$348,858

(A)	Includes $376 (9,376 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2012, less shares withheld for taxes in the amount of $124 (3,070 shares).
(B)	Includes $328 (7,490 shares) that was earned in a previous period and charged to expense when earned, but issued in 2012.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):
	September 30, 2012	December 31, 2011
Unrealized gain on available-for-sale securities	29	13
Net unrealized loss on retirement plan	(5,425)	(5,870)
	$(5,396)	$(5,857)

10.	STOCK-BASED COMPENSATION

The Company recognizes in the statements of comprehensive (loss) income the grant-date fair value of stock options and other equity based compensation, such as shares issued under employee stock purchase plans, restricted stock awards and units and stock appreciation rights (SARs), issued to employees and directors.

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, SARs, and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2012, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000 and have extended the term of the plan through September 1, 2015.

Restricted Stock Awards and Restricted Stock Units
During the nine months ended September 30, 2012, the Company granted 209,241 shares of restricted stock awards and restricted stock units to employees, which had a total fair value of $8.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the three months ended September 30, 2012 and 2011, the Company recorded general and administrative expense of $787,000 and $753,000 and research and development expense of $342,000 and $296,000, respectively, related to restricted stock awards and restricted stock units.

For the nine months ended September 30, 2012 and 2011, the Company recorded general and administrative expense of $2.1 million and $2.2 million and research and development expense of $851,000 and $872,000, respectively, related to restricted stock awards and restricted stock units.

Employee Stock Grants
During the nine months ended September 30, 2012, the Company granted to employees 1,755 shares of common stock, which shares were issued and fully vested as of the date of grant.

For the three months ended 2011, the Company recorded research and development expense of $41,000 related to fully vested shares issued to employees.  No such shares were issued in the three months ended September 30, 2012.

For the nine months ended September 30, 2012 and 2011, the Company recorded research and development expense of $68,000 and $96,000, respectively, related to fully vested shares issued to employees.

In connection with common stock issued to employees, for the nine months ended September 30, 2012, 90,742 shares of common stock with a fair value of $3.5 million were withheld in satisfaction of tax withholding obligations.

Stock Appreciation Rights
During the nine months ended September 30, 2011, the Company granted 24,000 cash-settled SARs to certain executive officers. The SARs represented the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeded the base price of the SAR award.  The base price of each SAR award was $34.78 per share.  The SARs vested on the first anniversary of the date of grant, provided that the grantee was still an employee of the Company on the applicable vesting date. During the three months ended March 31, 2012, all SARs were settled, resulting in cash payments of $49,000.

For the three months ended September 30, 2011, the Company recorded $61,000 to general and administrative expense, and $149,000 to research and development expense, related to the SARs.

For the nine months ended September 30, 2012 and 2011, the Company recorded $1,000 and $86,000 to general and administrative expense, respectively, and $3,000 and $208,000 to research and development expense, respectively, related to the SARs.

No such grants were made in 2012.

Other Compensation
During the nine months ended September 30, 2012, the Company issued 15,000 shares of common stock to members of its Board of Directors as partial compensation for their service on the Board.  The Company recorded general and administrative expense of $162,000 and $197,000 for the three months ended September 30, 2012 and 2011, respectively, and $482,000 and $591,000 for the nine months ended September 30, 2012 and 2011, respectively, related to shares issued to members of its Board of Directors.

During the nine months ended September 30, 2012, the Company granted 5,992 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded research and development expense of $50,000 and $337,000 for the three months ended September 30, 2012 and 2011, respectively, and $166,000 and $661,000 for the nine months ended September 30, 2012 and 2011, respectively, related to shares issued to members of its Scientific Advisory Board.

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

During the nine months ended September 30, 2012 and 2011, the Company issued 8,097 and 8,322 shares of its common stock, respectively, under the ESPP, resulting in proceeds of $244,000 and $238,000, respectively.

For the three months ended September 30, 2012 and 2011, the Company recorded general and administrative expense of $10,000 and $8,000 and research and development expense of $24,000 and $21,000, respectively, related to the ESPP.

For the nine months ended September 30, 2012 and 2011, the Company recorded general and administrative expense of $19,000 and $22,000 and research and development expense of $58,000 and $56,000, respectively, related to the ESPP.

The expense recorded equals the amount of the discount and the value of the look-back feature for the shares that were issued under the ESPP.

11.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain executive officers of the Company with supplemental pension benefits following a cessation of their employment. As of September 30, 2012, there were five participants in the SERP.  The SERP benefit is based on a percentage of the participant’s annual base salary and the number of years of service.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows for the three months ended September 30 (in thousands):
	2012	2011
Service cost	$144	$135
Interest cost	96	96
Amortization of prior service cost	146	146
Amortization of actuarial loss	2	4
Total net periodic benefit cost	$388	$381

The components of net periodic pension cost were as follows for the nine months ended September 30 (in thousands):
	2012	2011
Service cost	$432	$406
Interest cost	288	289
Amortization of prior service cost	438	438
Amortization of actuarial loss	7	12
Total net periodic benefit cost	$1,165	$1,145

12.	COMMITMENTS AND CONTINGENCIES

Commitments

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics.  Under the joint development agreement, the Company is committed to pay $1.0 million per year to Plextronics for three years starting on July 13, 2012.

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

Set forth below are descriptions of legal proceedings to which the Company is a party.  The Company notes that it currently has more than 2,700 issued patents and pending patent applications, worldwide, which are utilized in the Company’s materials supply and device licensing business.  The Company does not believe that the confirmation, loss or modification of the Company’s rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on the Company’s material sales or licensing business.  However, as noted within the descriptions, many of the following legal proceedings involve patents relating to the Company’s key phosphorescent OLED technologies and the Company intends to vigorously defend against such claims, which may require the expenditure of significant amounts of the Company’s resources.

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

All the parties filed notices of appeal to the EPO’s panel decision and submitted their initial papers in support of their respective requests for appellate review on or about May 13, 2012.  The Company is currently preparing a response to the opponents’ papers.  This response is due to be filed December 12, 2012.

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

On February 28, 2011, the Company learned that the JPO had issued a decision recognizing the Company’s invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  The Company filed an appeal to the Japanese IP High Court.  After filing the appropriate notices, supporting briefs and having the applicable hearings before the Japanese IP High Court, on May 16, 2012, the Company learned that the Japanese IP High Court issued a decision relating to the JP ‘929 Patent that confirmed the prior decision of the JPO. The Company has filed a notice of appeal with the Japanese Supreme Court.

At this time, based on its current knowledge, Company management believes that the Japanese IP High Court’s decision supporting the invalidation of certain claims in the Company’s JP ‘929 patent was based on an erroneous technical and legal conclusion, and the Company’s management believes it has a reasonable basis for overturning the decision as to all or a significant portion of the claims. An Appeal Brief was filed with the Japanese Supreme Court on August 28, 2012 stating our position on these points.  Company management recognizes that the Japanese Supreme Court has a relatively low rate of review and reversal in patent related cases, and accordingly the Company’s management cannot make any assurances of any such result.

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

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012.   On November 7, 2012 the Company was notified by its Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.  No dates for further proceedings have been set by the JPO at this point in time.  SEL has 14 days to appeal the Japanese IP High Court’s decision should they choose to do so.

At this time, based on its current knowledge, Company management believes that the all the claims in the Company’s JP ‘781 and JP ‘168 patents should be upheld by the JPO on remand. However, Company management cannot make any assurances of this result.
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

On April 21, 2011, the Company’s Korean patent counsel received a copy of the petitioner’s brief in support of the Request. The Company filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and the Company filed a response to the rebuttal brief on October 12, 2011.  The petitioner filed a second rebuttal brief on January 17, 2012, and the Company filed a response to the second rebuttal brief on March 29, 2012.  The petitioner filed a third rebuttal brief on June 12, 2012, to which the Company filed a fourth rebuttal brief on October 12, 2012, and the Company filed an additional brief on November 2, 2012.  An oral hearing is expected to be held within the next two months.
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

On July 3, 2012, with the consent of the Company, Duk San withdrew its Invalidation Trial requests for both matters.  Both Invalidation Trials against the KR-‘632 and KR-‘857 patents were dismissed with all patent claims remaining valid as granted.

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

The Company timely filed its formal responses to the Requests by the due dates of September 1, 2011 and August 23, 2011, respectively.  Both parties completed the process of filing briefs in these matters with KIPO.

On September 5, 2012, the Company entered into an agreement with Duk San settling all outstanding patent disputes between the parties related to the invalidation trials in Korea for the KR ‘199 and KR ‘568 patents.  Pursuant to the terms of the Agreement, the parties requested, and the KIPO granted the dismissal of these proceedings as well as the proceedings noted below with respect to KR-794,975, KR-840,637 and KR-937,470.

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

An Appeal Brief was filed with the Japanese IP High Court on September 5, 2012.
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

The EPO set December 7, 2012 as the date for an Oral Hearing.  The Company submitted documents on October 4, 2012 in preparation for the Oral Hearing.  The Company is currently preparing further documents, which will be filed prior to the Oral Hearing, in response to the documents filed on October 4, 2012 by the opponents.

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

As noted above with respect to the invalidation proceedings relating to Korean patent numbers KR-744199 and KR-913568, on September 5, 2012, the Company entered into an agreement with Duk San settling all outstanding patent litigation related to the invalidation trials in Korea for the KR ‘199 and KR ‘568 patents.  Pursuant to the terms of the agreement, these proceedings as well as those related to patent numbers KR-744199 and KR-913568 were dismissed by the KIPO.

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

The EPO combined the oppositions into a single opposition proceeding.  The Company is in the process of preparing its response to the oppositions.  The Company’s initial response to the oppositions was timely filed on June 28, 2012 due date.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1933395

On February 24 and 27, 2012, oppositions were filed to the Company’s European Patent No. 1933395 (the EP ‘395 patent), which relate to the Company’s UniversalPHOLED phosphorescent OLED technology. These oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE.  The EP ‘395 patent is a counterpart patent to the above-noted JP ‘168 patent, and to the above-noted Patent Nos. KR ‘637 and KR ‘470, counterpart patent, in part, to the U.S. ‘828 Patent Family. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The Company’s response to the opponents’ opposition briefs was timely filed on September 27, 2012.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

13.	CONCENTRATION OF RISK

Included in technology development and support revenue in the accompanying statements of comprehensive (loss) income is $658,000 and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $3.0 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively, which was derived from contracts with United States government agencies.  Revenues derived from contracts with United States government agencies represented 5% and

6% of the consolidated revenue for the three months ended September 30, 2012 and 2011, respectively, and 5% and 11% of the consolidated revenue for the nine months ended September 30, 2012 and 2011, respectively.

Revenues for the three months ended September 30, 2012 and 2011, and accounts receivable as of September 30, 2012, from our largest non-government customers were as follows:
	% of Total Revenue		Accounts Receivable (in thousands)
Customer	2012	2011	September 30, 2012
A	54%	41%	$5,650
B	15%	36%	$ 7

Revenues for the nine months ended September 30, 2012 and 2011, from the same customers were as follows:

	% of Total Revenue
Customer	2012	2011
A	63%	43%
B	9%	24%

Revenues from outside of North America represented 93% of consolidated revenue for both the three months ended September 30, 2012 and 2011. Revenues by geographic area are as follows (in thousands):

Country	2012	2011
United States	$874	$1,425

South Korea	7,735	11,225
Japan	3,352	9,032
Taiwan	398	68
Other	145	27
All foreign locations	11,630	20,352

Total revenue	$12,504	$21,777

Revenues from outside of North America represented 94% and 89% of consolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. Revenues by geographic area are as follows (in thousands):

Country	2012	2011
United States	$3,432	$4,872

South Korea	38,689	24,300
Japan	10,055	12,743
Taiwan	2,387	605
Other	548	110
All foreign locations	51,679	37,758

Total revenue	$55,111	$42,630

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net) by geographic area are as follows (in thousands):

	2012	2011
United States	$11,743	$10,841
Ireland	107,020	—
Other	317	392
Total long-lived assets	$119,080	$11,233

All chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES

In July 2012, Samsung Mobile Display Co., Ltd (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between the Company and SMD were assigned to SDC, and SDC will honor all pre-existing agreements made between the Company and SMD.

The Company is subject to income taxes in both United States and foreign jurisdictions. Income tax expense for the three and nine months ended September 30, 2012 and 2011 is primarily comprised of foreign taxes based on earnings during the period. For the three months ended September 30, 2012 and 2011, a foreign tax benefit of approximately $250,000 and foreign income tax expense of approximately $536,000 were recorded respectively.  For the nine months ended September 30, 2012 and September 30, 2011, $1.8 million and $1.1 million of foreign income taxes were recorded, respectively. These foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the Company. SDC has been required to withhold tax upon payment of royalty and license fees to the Company at a rate of 16.5%. Any potential foreign tax credits to be received by the Company for these amounts on its United States tax returns are currently offset by a full valuation allowance as noted below. The Company also recorded a benefit of approximately $93,000 and an expense of $115,000 related to federal and state income taxes in the three and nine month periods ended September 30, 2012, respectively.

Although the Company generated income in the United States before income taxes during the nine months ended September 30, 2012, there was no provision for United States federal or state income taxes, excluding certain estimated alternative minimum taxes, due to the utilization of net operating loss carry forwards which are offset by a full valuation allowance.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the respective temporary difference become deductible. Currently, a full valuation allowance has been established for the Company’s net deferred tax assets because the Company incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and management has assessed that the net deferred tax assets do not meet the criteria for realization at this time.

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

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net income (loss) per common share for the three months ended September 30, 2012 and 2011 (in thousands, except for share and per share data):

	2012	2011
Numerator:
Net (loss) income – Basic	$(5,468)	$5,989
Effect of warrants	—	(240)
Net (loss) income– Diluted	$(5,468)	$5,749
Denominator:
Weighted average common shares outstanding – Basic	46,006,290	45,314,893
Effect of dilutive shares:
Common stock equivalents arising from stock options, warrants and ESPP	—	1,059,293
Restricted stock awards and units	—	425,371

Weighted average common shares outstanding – Diluted	46,006,290	46,799,557
Net (loss) income per common share:
Basic	$(0.12)	$0.13
Diluted	$(0.12)	$0.12

For the three months ended September 30, 2012, the effects of outstanding stop options, and unvested restricted stock awards and restricted stock units, and outstanding stock options of 1,447,301, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the nine months ended September 30, 2012 and 2011 (in thousands, except for share and per share data):

	2012	2011
Numerator:
Net income (loss)	$4,275	$(2,579)
Denominator:
Weighted average common shares outstanding – Basic	45,916,536	43,101,933
Effect of dilutive shares:
Common stock equivalents arising from stock options, warrants and ESPP	701,351	—
Restricted stock awards and units	294,670	—

Weighted average common shares outstanding – Diluted	46,912,557	43,101,933
Net income (loss) per common share:
Basic	$0.09	$(0.06)
Diluted	$0.09	$(0.06)

For the nine months ended September 30, 2011, the effects of the exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 1,769,470, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED) and materials, we have incurred significant losses since our inception, resulting in an accumulated deficit of $209.6 million as of September 30, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We had an operating loss of $6.1 million for the three months ended September 30, 2012, compared to operating income of $5.9 million for the three months ended September 30, 2011. The decrease in operating income was due to the following:

•	a decrease in revenue of $9.3 million; in addition to

•	an increase in operating expenses of $2.7 million.

We had a net loss of $5.5 million (or $0.12 per basic and diluted share) for the three months ended September 30, 2012, compared to net income of $6.0 million (or $0.13 per basic and $0.12 per diluted share) for the three months ended September 30, 2011.

Our revenues were $12.5 million for the three months ended September 30, 2012, compared to $21.8 million for the three months ended September 30, 2011.  The decrease in our overall revenue was primarily due to decreases in both material sales and royalty and license fees.

Material sales decreased to $11.0 million for the three months ended September 30, 2012, compared to $15.4 million for the same period in 2011. Material sales relate to the sale of our OLED materials for our customers’ evaluation, manufacture and development activities, and for incorporation into their commercial OLED products.  The decrease in material sales was primarily due to lower host and green emitter sales when compared to the same period in 2011, which we believe is a result of temporary customer delays in commercial production, offset by increased red emitter sales.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 83% of our total material sales for the three months ended September 30, 2012, compared to 50% of our total material sales for the three months ended September 30, 2011.  Host material sales were 17% of our total material sales for the three months ended September 30, 2012, compared to 50% of our total material sales for the three months ended September 30, 2011. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees decreased to $396,000 for the three months ended September 30, 2012, compared to $4.6 million for the three months ended September 30, 2011. A substantial portion of the decrease was due to the timing of receipts related to our patent license agreement with Samsung Display Co., Ltd. (SDC), the successor-in-interest to Samsung Mobile Display Co., Ltd. (SMD).  In August 2011 we entered into a patent license agreement with SDC which replaced and superseded the then existing patent license agreement with SMD.  This patent license agreement with SDC runs through December 31, 2017.

Our current patent license agreement with SDC covers the manufacture and sale of specified OLED display products.  Under the agreement, SDC has agreed to pay us a fixed license fee, payable in semi-annual installments over the agreement term.  These installments, that are due in the second and fourth quarter of each annual period, increase on an annual basis over the term of the license agreement.  The installment amounts replaced the quarterly royalty reporting structure in the prior patent license agreement.  The installment amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC’s OLED business growth as a percentage of published OLED market forecasts, the use of red and green phosphorescent materials in SDC’s OLED display products, and appropriate royalty rates relating to SDC’s practice under the licensed patents.  Based upon the extended payment arrangement, such amounts are not considered fixed and determinable for revenue recognition purposes until such time the installments become due and payable. As a result, license fees under our new agreement with SDC will be recognized as they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year; therefore our quarterly license fees, will fluctuate accordingly, depending on the timing of such payments.

At the same time we entered into the current patent license agreement with SDC, we also entered into a new supplemental material purchase agreement with SDC.  Under the current supplemental material purchase agreement, SDC agrees to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products.  This minimum purchase commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.  The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement.  These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC’s OLED business growth as a percentage of published OLED market forecasts and SDC’s projected minimum usage of red and green phosphorescent emitter materials over the term of the agreement.

Cost of material sales decreased to $1.1 million for the three months ended September 30, 2012, compared to $2.4 million for the three months ended September 30, 2011, based on the aforementioned decrease in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which cost has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these timing issues, and due to decreased sales of commercial materials, cost of material sales decreased for the three months ended September 30, 2012, compared to the same period in 2011. For the three months ended September 30, 2012 and 2011, costs associated with $6.4 million and $10.0 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $8.2 million for the three months ended September 30, 2012, compared to $6.1 million for the three months ended September 30, 2011.   The following significant changes occurred:

•
increased costs of $992,000 incurred under our agreement with PPG Industries to assist us in developing our proprietary OLED materials and to supply us with those materials for evaluation purposes and for resale to our customers;

•	increased costs of $501,000 related to sponsored research and development contracts; and

•
increased employee costs of $367,000 primarily due to increased salaries, costs associated with retirement benefits and stock-based compensation for certain executive officers, as well as new employees.

Selling, general and administrative expenses were $5.3 million for the three months ended September 30, 2012, compared to $5.0 million for the three months ended September 30, 2011. The overall increase in these costs was primarily due to increased salaries, costs associated with retirement benefits and stock-based compensation for certain executive officers, as well as new employees.

Patent costs and amortization of acquired technology increased to $3.7 million for the three months ended September 30, 2012, compared to $1.9 million for the three months ended September 30, 2011. The increase was mainly due to increased amortization costs of $2.1 million due to the amortization expense associated with technology acquired in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion), which was offset by a decline in the number of outstanding patent disputes, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Royalty and license expense decreased to $283,000 for the three months ended September 30, 2012, compared to $462,000 for the three months ended September 30, 2011. The decrease was mainly due to decreased royalties incurred under our amended license agreement with Princeton University (Princeton), the University of Southern California (USC), and the University of Michigan (Michigan), resulting from lower material sales and decreased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Interest income decreased to $272,000 for the three months ended September 30, 2012, compared to $364,000 for the three months ended September 30, 2011. The decrease was mainly attributable to interest earned on lower average cash and investment balances as a result of the purchase of acquired technology during the three months ended September 30, 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion).

During the three months ended September 30, 2011, the change in fair value of outstanding warrants to purchase shares of common stock, which contained a “down-round” provision requiring liability classification resulted in a $240,000 non-cash gain on our statement of comprehensive loss for the three months ended September 30, 2011. In August 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised.

There was an income tax benefit of $326,000 and an expense of $536,000 for the three months ended September 30, 2012 and 2011, respectively.  See “Provision for Income Tax” below for additional information.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We had operating income of $5.3 million for the nine months ended September 30, 2012, compared to $2.1 million for the nine months ended September 30, 2011. The increase in operating income was due to the following:

•	an increase in revenue of $12.5 million; offset by

•	an increase in operating expenses of $9.3 million.

We had net income of $4.3 million (or $0.09 per basic and diluted share) for the nine months ended September 30, 2012, compared to a net loss of $2.6 million (or $0.06 per basic and diluted share) for the nine months ended September 30, 2011. In 2011, the net loss included a $4.2 million loss on stock warrant liability. In August 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised.

Our revenues were $55.1 million for the nine months ended September 30, 2012, compared to $42.6 million for the nine months ended September 30, 2011.  The increase in our overall revenue was primarily due to increased OLED material sales, as well as increased royalty and license fees received and therefore recognized under our patent license agreement with SDC.

Material sales increased to $34.4 million for the nine months ended September 30, 2012, compared to $26.6 million for the same period in 2011.  Material sales relate to the sale of our OLED materials for our customers’ evaluation, manufacture and development activities, and for incorporation into their commercial OLED products.  The increase in material sales was due to the overall expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly from SDC.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 83% of our total material sales for the nine months ended September 30, 2012, compared to 63% of our total material sales for the nine months ended September 30, 2011.  Host material sales were 17% of our total material sales for the nine months ended September 30, 2012, compared to 37% of our total material sales for the nine months ended September 30, 2011. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees increased to $16.3 million for the nine months ended September 30, 2012, compared to $9.9 million for the nine months ended September 30, 2011. A substantial portion of the increase was due to the receipt and therefore recognition of $15 million of royalty and license fee payments received under our patent license agreements with SDC in the second quarter of 2012.  In August 2011 we entered into a patent license agreement with SDC which replaced and superseded the then existing patent license agreement.  This patent license agreement with SDC runs through December 31, 2017.

Technology and development revenues decreased to $4.5 million for the nine months ended September 30, 2012, compared to $6.1 million for the nine months ended September 30, 2011.  The decrease was due principally to the timing of work performed and costs incurred in connection with several new and completed government programs. However, the overall value of our government contracts remained relatively constant during both periods.

Our current patent license agreement with SDC covers the manufacture and sale of specified OLED display products.  Under the license agreement, SDC has agreed to pay us a fixed license fee, payable in semi-annual installments over the agreement term.  These installments increase on an annual basis over the term of the license agreement.  The installment amounts replaced the quarterly royalty reporting structure in the prior patent license agreement.  The installment amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC’s OLED business growth as a percentage of published OLED market forecasts, the use of red and green phosphorescent materials in SDC’s OLED display products, and appropriate royalty rates relating to SDC’s practice under the licensed patents.  Based upon the extended payment arrangement, such amounts are not considered fixed and determinable for revenue recognition purposes until such time the installments become due and payable. As a result, license fees under our new agreement with

SDC will be recognized as they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year; therefore our quarterly license fees, will fluctuate accordingly, depending on the timing of such payments.

At the same time we entered into the current patent license agreement with SDC, we also entered into a new supplemental material purchase agreement.  Under the current supplemental material purchase agreement, SDC agrees to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products.  This minimum purchase commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.  The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement.  These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC’s OLED business growth as a percentage of published OLED market forecasts and SDC’s projected minimum usage of red and green phosphorescent emitter materials over the term of the agreement.

Cost of material sales increased to $3.8 million for the nine months ended September 30, 2012, compared to $2.7 million for the nine months ended September 30, 2011, based on the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which cost has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these timing issues, and due to increased sales of commercial materials, cost of material sales increased for the nine months ended September 30, 2012, compared to the same period in 2011. For the nine months ended September 30, 2012 and 2011, costs associated with $22.0 million and $16.2 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $22.1 million for the nine months ended September 30, compared to $18.2 million for the nine months ended September 30, 2011.  Research and development expenses increased overall due to increased research and development efforts.  The following significant changes occurred:

•	increased costs of $987,000 related to sponsored research and development contracts;

•	increased costs of $959,000 incurred under our agreement with PPG Industries;

•	increased consulting costs of $765,000 related to outsourced research and development efforts;

•
increased employee costs of $659,000 primarily due to increased salaries, costs associated with retirement benefits and stock-based compensation for certain executive officers, as well as new employees; and

•	increased lab-related costs of $372,000.

Selling, general and administrative expenses were $14.8 million for the nine months ended September 30, 2012, compared to $13.3 million for the nine months ended September 30, 2011.  The increase was primarily due to increased salaries, costs associated with retirement benefits and stock-based compensation for certain executive officers, as well as new employees.

Patent costs and amortization of acquired technology increased to $7.9 million for the nine months ended September 30, 2012, compared to $5.5 million for the nine months ended September 30, 2011. The increase was mainly due to increased amortization costs of $2.1 million due to the amortization expense associated with technology acquired in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion), as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Royalty and license expense increased to $1.3 million for the nine months ended September 30, 2012, compared to $882,000 for the nine months ended September 30, 2011. The increase consisted mainly of royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from higher material sales and increased royalty revenues. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Interest income increased to $986,000 for the nine months ended September 30, 2012, compared to $644,000 for the nine months ended September 30, 2011. The increase was mainly attributable to interest earned on higher average cash and investment balances as a result of proceeds received from the completion of our public offering in March 2011.

During the nine months ended September 30, 2011, the change in fair value of outstanding warrants to purchase shares of common stock, which contained a “down-round” provision requiring liability classification resulted in a $4.2 million non-

cash loss on our statement of comprehensive loss for the nine months ended September 30, 2011. In August 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised.

Income tax expense was $2.0 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.  See “Provision for Income Taxes” below for additional information.

Provision for Income Tax

We are subject to income taxes in both the U.S. and foreign jurisdictions. Judgment is required in evaluating our tax positions for future realization and determining our provision for income taxes. Income tax expense for the three and nine months ended September 30, 2012 and 2011 is primarily comprised of foreign withholding taxes based upon income earned during the period. These foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the US operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. We can reasonably estimate the amount of withholding taxes based on anticipated license fee receipts from SDC. Any potential foreign tax credits to be received by the U.S. operating entity for these amounts on our United States tax returns are currently offset by a full valuation allowance as noted below.

For the three months ended September 30, 2012, the total income tax benefit was $326,000, of which a benefit of $250,000 was related to foreign income taxes.  For the three months ended September 30, 2011, the total income tax expense was $536,000, all of which was related to foreign income tax benefits.

For the nine months ended September 30, 2012, total income tax expense was $2.0 million, of which approximately $1.8 million was related to foreign income taxes. For the nine months ended September 30, 2011, total income tax expense was approximately $1.1 million, all of which was related to foreign income taxes.

Additionally, we recorded a tax benefit of $93,000 and an expense of $115,000 related to federal and state income taxes during the three and nine month periods ended September 30, 2012 respectively. The effective income tax rate was 5.9% for the three months ended September 30, 2012, and was 31.1% for the nine months ended September 30, 2012.

Although we generated income before income taxes during the nine months ended September 30, 2012, there was no provision for United States federal or state income taxes, excluding certain estimated alternative minimum taxes due to the utilization of net operating loss carryforwards which are offset by a full valuation allowance. At December 31, 2011, we had approximately $178 million of federal and $87 million of state net operating loss carryforwards. Our ability to use these net operating loss carryforwards could be subject to limitation because of certain ownership changes. The utilization of these tax attributes during the period results in a corresponding decrease in deferred tax assets and the related valuation allowance.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the respective temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our level of future profitability could cause us to conclude that all or a portion of our deferred tax assets will be realizable. We continue to assess our current and projected taxable income in the jurisdictions in which we operate on a quarterly basis and provided that we continue to sustain actual profitability and can demonstrate sustained forecasted profitability we could release all or a portion of our deferred tax valuation allowance to reflect the realizability of our deferred tax assets and would begin to provide for income taxes at a rate equal to our combined federal, state and foreign effective rates, at that time. Currently, a full valuation allowance has been established for all our net deferred tax assets because we incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, we have assessed that the net deferred tax assets do not meet the criteria for realization. At this time, the amount and timing of any future release of the deferred tax valuation allowance and resulting future effective tax rates cannot be determined, but could be material to both our financial position and results of operations. Also, due to the uncertainty inherent in projections of future earnings within the statutory carryforward periods, it cannot be assured there will be any adjustment to the valuation allowance in the future. Subsequent revisions to the estimated net realizable value of our deferred tax assets, as well as the implementation of tax planning strategies, could also cause our provision for income taxes and effective tax rates to vary significantly from period to period.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $74.2 million and short-term investments of $164.6 million, for a total of $238.8 million. This compares to cash and cash equivalents of $111.8 million and short-term investments of $234.3 million, for a total of $346.1 million, as of December 31, 2011.

Cash provided by operating activities was $7.2 million for the nine months ended September 30, 2012, compared to cash provided of $7.8 million for the same period in 2011. The decrease in cash provided from operating activities was primarily due to the following:

•	the timing of payments of accounts payable and accrued expenses of $3.8 million and other current assets of $3.0 million; and

•	the impact of the timing of net inventory purchases of $3.4 million to meet future customer needs; offset by

•	a decrease in accounts receivable related to receipts of approximately $7.4 million; and

•	an increase in net income of approximately $3.8 million when adjusted for non-cash items.

Cash used in investing activities was $42.2 million for the nine months ended September 30, 2012, compared to cash used of $220.2 million for the same period in 2011. The increase in cash provided from investing activities was mainly due to the timing of maturities of investments as well as the timing of purchases of investments as a result of the completion of our public offering described below, offset by the purchase of intangible assets.

Cash used in financing activities was $2.6 million for the nine months ended September 30, 2012, compared to cash provided of $259.2 million for the same period in 2011. In March 2011, the Company completed a public offering of its common stock resulting in net proceeds of $249.7 million. For the nine months ended September 30, 2012, we received proceeds of $1.3 million from the exercise of options to purchase shares of our common stock, compared to proceeds of $13.3 million from the exercise of options and warrants to purchase shares of our common stock for the same period in 2011.  We made payments of $4.1 million in withholding taxes in connection with stock-based employee compensation, including option exercises for the nine months ended September 30, 2012, compared to $4.0 million for the same period in 2011.

Working capital was $240.4 million as of September 30, 2012, compared to $342.8 million as of December 31, 2011.  The reduction in working capital is primarily due to the purchase of intangible assets for $109.1 million.

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

Critical Accounting Policies

Short-term and Long-term Investments

Recently, we have invested in convertible promissory notes issued by private companies, both of which have company profiles that are early-stage companies still defining their strategic direction and business models. The carrying value of our convertible promissory note investment portfolio totaled $4.3 million as of September 30, 2012. For additional information, see Note 3 in Notes to Consolidated Financial Statements.

Our convertible promissory note investments were initially recorded at cost and are classified within both short-term and long-term investments on the consolidated balance sheet.

These convertible promissory note investments are inherently risky as they lack a ready market for resale, and the note issuer’s success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies we have invested in could fail or not be able to raise additional funds when needed. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as mergers, and private sales.

We determine the fair value of our convertible promissory note investments portfolio quarterly.  The fair value of our convertible promissory note investments is determined through the consideration of whether an investee is experiencing financial difficulty.  Management performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future.  The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

•	the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;

•	the technological feasibility of the investee’s products and technologies;

•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;

•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and

•	the investee’s receipt of additional funding at a lower valuation.

If the fair value of a convertible promissory note investment is below our carrying value, the asset will be written down to its fair value with a resulting charge to net income. Temporary impairments result in a write down of the investment to its fair value with the charge reported in shareholders’ equity.  There were no impairments of convertible promissory note investments as of September 30, 2012.

Valuation and Recoverability of Acquired Technology

During the three months ended September 30, 2012, we acquired patent and patent applications for $109.1 million including related costs and expenses.  For additional information, see Note 6 in the Notes to Consolidated Financial Statements.

The net book value of our acquired technology was $107.4 million as of September 30, 2012.  Acquired technology assets are subject to amortization.  These assets are currently being amortized on a straight-line basis over a period of 7.5 to 10 years which are their estimated economic lives.  Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

We periodically review our acquired technology assets to confirm the appropriateness of the lives.  Our assessment takes into account actual usage, our anticipated future use of the technology, and assumptions about technology evolution.  If these factors indicate that the useful life is different from the previous assessment, we would amortize the remaining book values prospectively over the adjusted remaining estimated useful life.

We also regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the value of these technologies may have been impaired. Factors considered that could cause impairment include, among others, significant changes in our anticipated future use of these technologies, expected revenue streams resulting from the technologies, and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value as well as if the remaining useful life is still appropriate. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional discussion of our critical accounting policies.

Contractual Obligations

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics.  Under the joint development agreement, the Company is committed to pay $1.0 million per year to Plextronics for three years starting on July 13, 2012.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for an additional discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of off-balance sheet arrangements.  As of September 30, 2012, we had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our investments disclosed in Note 4 to the consolidated financial statements included herein. We generally invest in investment grade financial instruments to reduce our exposure related to investments.  Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

Substantially all our revenue is derived from outside of North America. All revenue is primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Set forth below are descriptions of legal proceedings to which we are a party.  We note that we currently have more than 2,700 issued patents and pending patent applications, worldwide, which are utilized in our materials supply and device licensing business.  We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on our material sales or licensing business.  However, as noted within the descriptions, many of the following legal proceedings involve patents relating to our key phosphorescent OLED technologies and we intend to vigorously defend against such claims, which may require the expenditure of significant amounts of our resources.

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

All the parties filed notices of appeal to the EPO’s panel decision and submitted their initial papers in support of their respective requests for appellate review on or about May 13, 2012.  We are currently preparing a response to the opponents’ papers.  This response is due to be filed December 12, 2012.
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

On February 28, 2011, the Company learned that the JPO had issued a decision recognizing the Company’s invention and upholding the validity of most of the claims, but finding the broadest claims in the patent invalid.  The Company filed an appeal to the Japanese IP High Court.  After filing the appropriate notices, supporting briefs and having the applicable hearings before the Japanese IP High Court, on May 16, 2012, the Company learned that the Japanese IP High Court issued a decision relating to the JP ‘929 Patent that confirmed the prior decision of the JPO. The Company has filed a notice of appeal with the Japanese Supreme Court.

At this time, based on its current knowledge, we believe that the Japanese IP High Court’s decision supporting the invalidation of certain claims in our JP ‘929 patent was based on an erroneous technical and legal conclusion, and we believe it has a reasonable basis for overturning the decision as to all or a significant portion of the claims. An Appeal Brief was filed with the Japanese Supreme Court on August 28, 2012 stating our position on these points.  We recognize that the Japanese Supreme Court has a relatively low rate of review and reversal in patent related cases, accordingly we cannot make any assurances of any such result.

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

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012.  On November 7, 2012, we were notified by our Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.  No dates for further proceedings have been set by the JPO at this point in time.  SEL has 14 days to appeal the Japanese IP High Court’s decision should they choose to do so.

At this time, based on our current knowledge, we believe that all the claims in the Company’s JP ‘781 and JP ‘168 patents should be upheld by the JPO on remand. However, we cannot make any assurances of this result.

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

On April 21, 2011, our Korean patent counsel received a copy of the petitioner’s brief in support of the Request. We filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and we filed a response to the rebuttal brief on October 12, 2011.  The petitioner filed a second rebuttal brief on January 17, 2012, and we filed a response to the second rebuttal brief on March 29, 2012.  The petitioner filed a third rebuttal brief on June 12, 2012, to which we filed rebuttal briefs on October 12, 2012, and November 2, 2012.  An oral hearing is expected to be held within the next two months.

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

On July 3, 2012, with the consent of the Company, Duk San withdrew its Invalidation Trial requests for both matters.  Both Invalidation Trials against the KR-‘632 and KR-‘857 patents were dismissed with all patent claims remaining valid as granted.

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

We timely filed our formal responses to the Requests by the due dates of September 1, 2011 and August 23, 2011, respectively.  Both parties completed the process of filing briefs in these matters with KIPO.

On September 5, 2012, we entered into an agreement with Duk San settling all outstanding patent disputes between the parties related to the invalidation trials in Korea for the KR ‘199 and KR ‘568 patents.  Pursuant to the terms of the Agreement, the parties requested, and the KIPO granted the dismissal of these proceedings as well as the proceedings noted below with respect to KR-794,975, KR-840,637 and KR-937,470.

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

An Appeal Brief was filed with the Japanese IP High Court on September 5, 2012.

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

The EPO combined the oppositions into a single opposition proceeding.  The Company's initial response to the oppositions was timely filed prior to the February 18, 2012 extended due date.

The EPO set December 7, 2012 as the date for an Oral Hearing.  The Company submitted documents on October 4, 2012 in preparation for the Oral Hearing.  The Company is currently preparing further documents, which will be filed prior to the Oral Hearing, in response to the documents filed on October 4, 2012 by the opponents.

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

As noted above with respect to the invalidation proceedings relating to Korean patent numbers KR-744199 and KR-913568, on September 5, 2012, we entered into an agreement with Duk San settling all outstanding patent litigation related to the invalidation trials in Korea for the KR ‘199 and KR ‘568 patents.  Pursuant to the terms of the Agreement, these proceedings as well as those related to patent numbers KR-744199 and KR-913568 were dismissed by the KIPO.

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

The EPO combined the oppositions into a single opposition proceeding.  The Company is in the process of preparing its response to the oppositions.  The Company's initial response to the oppositions was timely filed on June 28, 2012.

At this time, based on its current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1933395

On February 24 and 27, 2012, oppositions were filed to our European Patent No. 1933395 (the EP ‘395 patent), which relate to our UniversalPHOLED phosphorescent OLED technology. These oppositions were filed by Sumitomo, Merck Patent

GmbH and BASF SE.  The EP ‘395 patent is a counterpart patent to the above-noted JP ‘168 patent, and to the above-noted Patent Nos. KR ‘637 and KR ‘470, counterpart patent, in part, to the U.S. ‘828 Patent Family. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
Our response to the opponents’ opposition briefs was timely filed on September 27, 2012.

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

None.

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

10.1
Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company. (Incorporated herein by reference from Company’s Current Report on Form 8-K filed on July 27, 2012.)

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

UNIVERSAL DISPLAY CORPORATION

Date: November 7, 2012	By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer