Form 10-K
period 2012-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2013-02-27
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 29, 2012, was $1,248,372,594.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.
As of February 22, 2013, the registrant had outstanding 46,211,731 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2013, are incorporated by reference into Part III of this report.

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	43

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

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

•	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental PHOLED patents;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	our ability to acquire and supply OLED materials at cost competitive pricing;

•	our ability to compete against third parties with resources greater than ours;

•	our future capital requirements and our ability to obtain additional financing if and when needed;

•	our future OLED technology licensing and OLED material revenues and results of operations, including supply and demand for our OLED materials; and

•	general economic and market conditions.

Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated by any forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update, correct, modify, or supplement any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Our primary business strategy is to (1) further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, tablets, laptop computers and televisions, and specialty and general lighting products;  and (2) develop new OLED materials and sell the materials to those product manufacturers.  Through our internal research and development efforts, our relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries), and acquisitions of patents and patent applications, we have established a significant portfolio of proprietary OLED technologies and materials.  We currently own, exclusively license or have the sole right to sublicense more than 3,000 patents issued and pending worldwide.

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

Market Overview

The Flat Panel Display Market

Flat panel displays are essential for a wide variety of portable consumer electronics products, such as cell phones, portable media devices, digital cameras, tablets and laptop computers.  Due to their narrow profile and light weight, flat panel displays have also become the display of choice for larger product applications, such as computer monitors and televisions.

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

Technology Leadership. We are a recognized technology leader in the OLED industry. Along with our research partners, we have pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times as efficient as traditional fluorescent OLEDs and significantly more efficient than current LCDs, which are illuminated using backlights. We believe that our phosphorescent OLED technologies and materials are well-suited for industry usage in the commercial production of OLED displays and lighting products. Through our relationships with companies such as PPG Industries and our academic partners, we have also developed other important OLED technologies, as well as novel OLED materials that we believe will facilitate the adoption of our various OLED technologies by product manufacturers.

Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts and our relationships with world-class partners such as Princeton, USC, Michigan and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 3,000 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola, and in 2012, we aquired the entire worldwide patent portfolio of more than 1,200 OLED patents and patent applications of Fujifilm Corporation (Fujifilm) for a total cost of $109.1 million.  We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

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

Licenses with Key Product Manufacturers. We have licensed our OLED technologies and patents to several manufacturers for use in commercial products. In July 2012, Samsung Mobile Display Co. Ltd. (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between us and SMD were assigned to SDC, and SDC is obligated to honor all pre-existing agreements made between us and SMD. In 2011, we entered into a new license agreement with SDC for its manufacture of active matrix OLED (AMOLED) display products, which agreement superseded our 2005 license agreement with SDC.  We also have license agreements with Lumiotec, Inc. (Lumiotec), Pioneer Corporation (Pioneer) and Panasonic Idemitsu OLED Lighting Co., Ltd. (PIOL) for the manufacture of OLED lighting products, as well as a collaborative arrangement with Moser Baer Technologies, Inc. (Moser Baer) to support its development and manufacture of OLED lighting products.  Additionally, we have license agreements with Showa Denko K.K. (Showa Denko) for its manufacture of OLED lighting products by solution processing methods (2009), Konica Minolta Holdings, Inc. (Konica Minolta) for its manufacture of OLED lighting products (2008) and DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us (2002). We also licensed one of our ink-jet printing patents and certain related patent filings to Seiko Epson Corporation (Seiko Epson) in 2006.

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

Complementary UniversalPHOLED Host Material Business. We supply certain of our proprietary phosphorescent host materials to OLED product manufacturers. In one design, the emitter material is disbursed into a host material, with the resulting mixture consisting of predominantly host material.  PPG Industries also currently is responsible for the manufacture of our proprietary host materials for us, which we then qualify and resell to OLED product manufacturers.  We believe that host material sales can be complementary to our phosphorescent emitter material sales business; however, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials. In addition, the host material business is more competitive than the phosphorescent emitter material sales business.  This means our long-term prospects for host material sales are uncertain.

Established Material Supply Relationships. We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED materials for use in commercial products.  In 2012, SDC, LG Display Co., Ltd. (LG Display), Tohoku Pioneer Corporation (Tohoku Pioneer) and Konica Minolta purchased our proprietary OLED materials for use in commercial OLED display and lighting products.  We continue to work with many product manufacturers that are evaluating our OLED materials and technologies for use in commercial OLED displays and lighting products, including AU Optronics Corporation (AU Optronics), Innolux Corporation (Innolux) (formerly Chimei Innolux Corporation (CMI)) and Sony Corporation (Sony).

Strong U.S. Government Program Support. We perform work under research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Energy. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and solid-state lighting. This enables us to supplement our internal research and development budget with additional funding.

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

Our Business Strategy

Our current business strategy is to promote and continue to expand our portfolio of OLED technologies and materials for widespread use in OLED displays and lighting products.  We generate revenues primarily by licensing our OLED technologies and selling our proprietary OLED materials to display and lighting product manufacturers. We are presently focused on the following steps to implement our business strategy:

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

Most manufacturers of flat panel displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region.  To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Korea, Japan, and Hong Kong as well as a representative office in Taiwan.  At our subsidiary in Hong Kong, we operate a world-class chemistry laboratory to support our expanding research and development initiatives in OLED materials and technologies. Most recently, we also expanded to form a subsidiary in Ireland which will be responsible for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

We receive a majority of our revenues from customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers.  In particular, one of our key customers located in the Asia-Pacific region, SDC, accounted for 68% of our consolidated revenues for 2012. Substantially all revenue derived from our customers is denominated in U.S. dollars.

For more information on our revenues, costs and expenses associated with our business, as well as a breakdown of revenues from North America and foreign sources, please see our Consolidated Financial Statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

Our Technology and its Relation to OLED Technology and Structure

OLED devices are solid-state semiconductor devices made from  thin films of organic material that emit light of various wavelengths when electricity is selectively applied to the emissive layer of the device.  OLED devices are typically referred to as incorporating an “OLED stack.” OLED stacks vary in specific structure but those commonly used today may include a cathode, an electron injection layer, an electron transport layer, an emissive layer, a hole transport layer, a hole injection layer and an anode, all of which are placed on a substrate which may be made of a number of different materials, including glass, plastic, metal and others.

Our technology and materials are most commonly utilized in the emissive layer; the materials in the emissive layer are the light-generating component of the OLED stack.  Many of our key technologies relate primarily to phosphorescent emitter materials, which we believe are more energy efficient than fluorescent emitter materials that can also be used to generate light within the emissive layer of the OLED device. We began selling emitter materials commercially in 2003. A manufacturer will use a small amount of emitter material for each device through a process called “doping” into a host material. The emitter material(s) and the host material(s) together form the emissive layer.  Depending on the nature of the OLED device, the emissive materials may be designed to emit different colors.  We have commercially produced and sold phosphorescent emitter materials that produce red, yellow, green and light blue light, which are combined in various ways for the flat panel display and the lighting market.

Our current materials business is focused primarily on the delivery of such emissive materials. We have also developed host materials for the emissive layer and began selling them commercially in 2011.  In addition to our materials, which are protected by patents covering various molecular structures, we also have fundamental and important patents that cover various aspects of the OLED device, including the use of phosphorescent emission in an OLED device, flexible OLEDs, lighting, encapsulation, and methods of manufacturing OLEDs. These patents are important to our licensing business because they enable us to provide our business partners important OLED related technology.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED phosphorescent OLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand.  We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2012, we continued our commercial supply relationships with companies such as SDC and LG Display to use our UniversalPHOLED® materials for their manufacture of OLED displays.  In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:

FOLED™ Flexible OLEDs. We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally, under several of our U.S. government programs and in connection with the government-sponsored Flexible Display Center at Arizona State University (ASU).

Thin-Film Encapsulation. We have developed proprietary, patented encapsulation technology for the packaging of flexible OLEDs and other thin-film devices, as well as for use as a barrier film for plastic substrates. Addressing a major roadblock to the successful commercialization of flexible OLEDs, our hybrid, single-layer approach provides barrier performance useful for OLEDs using a potentially cost-effective process. In addition to accelerating the commercial viability of flexible OLEDs, our thin-film encapsulation technology has the potential to provide benefits for a variety of other flexible thin-film devices, including photovoltaics and thin-film batteries.

UniversalP2OLED® Printable Phosphorescent OLEDs. The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a vacuum thermal evaporation, or VTE, process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED involves solution processing of the various organic materials in an OLED using techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. For several years, we worked on P2OLEDs under joint development agreements with Seiko Epson.  We are continuing to develop novel P2OLED materials and device architectures for evaluation by OLED manufacturers, and to collaborate with other material manufacturers who are working on host, and other OLED materials, to match our P2OLED emitters.

OVJP® Organic Vapor Jet Printing. OLEDs can be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for any size or shaped OLED. In addition, OVJP technology avoids the OLED material wastage associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We have installed a prototype OVJP tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan.

OVPD® Organic Vapor Phase Deposition. Another approach for manufacturing a small molecule OLED is based on OVPD. The OVPD process utilizes a carrier gas, such as nitrogen, in a hot walled reactor in a low pressure environment to deposit the layers of organic material in an OLED. The OVPD process may offer advantages over the VTE process or solution processing methods through more efficient materials utilization and enhanced deposition control. We have licensed Aixtron AG, a leading manufacturer of metal-organic chemical vapor deposition equipment, to develop and qualify equipment for the fabrication of OLED displays utilizing the OVPD process.

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

Our Strategic Relationships with Product Manufacturers

We have established early-stage evaluation programs, development and pre-commercial programs, and commercial arrangements with a substantial number of manufacturers or potential manufacturers of OLED display and lighting products. Many of these relationships are directed towards tailoring our proprietary OLED technologies and materials for use by individual manufacturers. Our ultimate objective is to license our OLED technologies and sell our OLED materials to these manufacturers for their commercial production of OLED products. Our publicly announced relationships with product manufacturers include the following:

SDC. We have been working with SDC and providing our next generation PHOLED materials to SDC for evaluation since 2001.  In 2011, we entered into a patent license agreement with SDC for its manufacture and sale of AMOLED display products which has a term that extends through December 31, 2017.  We also supply our proprietary PHOLED materials to SDC for its use in manufacturing licensed products.  Under a separate supplemental agreement, SDC has agreed to purchase a minimum amount of phosphorescent emitter material from us for the manufacture of licensed products.  This minimum purchase commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement, which is concurrent with the term of the license agreement.

LG Display. We have been providing our proprietary PHOLED materials to LG Display for evaluation, and we have been supporting LG Display in its OLED product development activities for several years.  In 2007, we entered into an agreement to supply LG Display with our proprietary PHOLED materials for use in AMOLED display products.  This agreement, which has been extended several times, allows us to recognize commercial chemical sales and license fee revenues from our supply of materials to LG Display.

AU Optronics. We have a longstanding collaborative relationship with AU Optronics dating back to 2001.  We are providing our proprietary PHOLED materials to AU Optronics for evaluation, and we are working with AU Optronics to help accelerate its introduction of commercial OLED products into the market. In September 2012, we entered into an agreement to supply AU Optronics with certain of our UniversalPHOLED materials for commercial sale.

Sony. We have been supporting Sony in its development of AMOLED display products for many years. We continue to supply our proprietary PHOLED materials to Sony for evaluation.

Innolux. In 2007, we entered into an agreement to supply our proprietary PHOLED materials and technologies to Chi Mei EL Corporation (CMEL) for use in its manufacture of commercial AMOLED display products.  The term of that agreement continued through the end of 2009, at which time CMEL became part of CMI, and in November 2012 was renamed Innolux Corporation. We continue to supply our proprietary PHOLED materials to Innolux in support of their OLED development efforts.

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

Konica Minolta. We have been supplying our proprietary PHOLED materials to Konica Minolta for evaluation, and we have been supporting Konica Minolta in its efforts to develop OLED lighting products for several years.  In 2008, we entered into a technology license agreement with Konica Minolta for its manufacture and sale of OLED lighting products that utilize our phosphorescent and other OLED technologies.

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

DuPont Displays. In 2005, we completed work under an agreement with DuPont Displays for the development of novel phosphorescent materials and device structures for solution-processed OLEDs. In 2002, we entered into a cross license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us. We have not received any royalties from DuPont Displays under that agreement.

Our OLED Materials Supply Business

In support of our OLED licensing business, we supply our proprietary UniversalPHOLED materials to display manufacturers and others. We qualify our materials in OLED devices before shipment in order to ensure that they meet required specifications.  We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate.  In 2012, our OLED materials business received recertification in accordance with ISO 9001:2008 Quality Management Systems standards and guidelines.

PPG Industries

We have maintained a close working relationship with PPG Industries since 2000.  In 2011, we entered into an agreement with PPG Industries, the term of which continues through December 31, 2014.  Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis.  The raw materials we require for our emitter and host materials are available from multiple sources and historically, we have not had any issues with obtaining access to adequate amounts of any key raw materials.

Our OLED Material Customers

Throughout 2012, we continued supplying our proprietary UniversalPHOLED materials to SDC for use in its commercial AMOLED display products and for its development efforts. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices. SDC’s customers for these products have included many well-known consumer electronics companies throughout the world.

In 2012, we also supplied our proprietary UniversalPHOLED materials to LG Display for use in its commercial AMOLED display products, to Tohoku Pioneer for use in its commercial PMOLED display products, and Konica Minolta for its manufacture of commercial OLED lighting products.  During the year, we also supplied our proprietary OLED materials to these and various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2012, including Nippon Steel and Sumikin Chimical Co., Ltd. (NSSCC), Idemitsu Kosan, and LG Chem.  Most of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. In 2012 we also entered into an agreement with Duksan Hi-Metal Company Limited (Duksan) to provide us host sublimination services in Korea. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2012, 2011 and 2010, we incurred expenses of $30.0 million, $24.1 million and $21.7 million, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.

Internal Development Efforts

We conduct a substantial portion of our OLED development activities at our state-of-the-art development and testing facility in Ewing, New Jersey. At this 40,200 square-foot facility, which is currently being expanded, we perform technology development, including device and process optimization, prototype fabrication, manufacturing scale-up studies, process and product testing, characterization and reliability studies, and technology transfer with our business partners.

Our Ewing facility houses multiple OLED deposition systems, including a full-color flexible OLED system, a system for fabricating solution-processible OLEDs, and an OVJP organic vapor jet printing system. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories.  Our facility also includes state-of-the-art synthetic chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.

As of December 31, 2012, we employed a team of 72 research scientists, engineers and laboratory technicians in both our Ewing and Hong Kong facilities. This team includes chemists, physicists, engineers with electrical, chemical and mechanical backgrounds, and highly-trained experimentalists.

University Sponsored Research

We have long-standing relationships with Princeton University and USC, dating back to 1994, for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research has been performed at Princeton under the direction of Professor Forrest and at USC under the direction of Professor Thompson. In 2006, Professor Forrest transferred to the University of Michigan, where we continue to fund his research.

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

The original three-year term of the 2006 Research Agreement ran through April 2009.  In May 2009, we extended the term of the agreement for an additional four years, through April 2013.  As of December 31, 2012, we are obligated to reimburse the universities for up to $835,000 in actual costs to be incurred for research conducted under the remaining term of the agreement.

In 2005, we entered into a separate sponsored research agreement with Princeton to fund research under the direction of Professor Sigurd Wagner on thin-film encapsulation and fabrication of OLED devices.  Like our other relationships with Princeton, we have exclusive license rights to all patents arising out of the research.

We entered into a sponsored research agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University in 2004. Under that agreement, we funded a research program under the direction of Professor Ken-Tsung Wong relating to new OLED materials. We have exclusive rights to all intellectual property developed under that program, which we have recently extended for an additional three years.

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

In 2006 and 2007, we entered into one-year research agreements with Kyung Hee University to sponsor research programs on flexible, amorphous silicon thin-film transistor (TFT) backplane technology.  The programs were directed by Professor Jin Jang.  In 2008 and 2009, we entered into contract research agreements with Silicon Display Technology, Ltd. (SDT), a company founded by Professor Jang, and in 2012, we entered into another one-year agreement with SDT.  We continue to maintain a good working relationship with Professor Jang.

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

U.S. Government-Funded Research

We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Princeton, Michigan, L-3 Communications Corporation - Display Systems (L-3DS), Acuity Brands, Inc. (Acuity) and Moser Baer. We also serve as a subcontractor under certain of our government contracts, such as with Trident Systems, Inc. (Trident), PPG Industries and Moser Baer. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency.

Our government-funded programs are concentrated primarily in two areas: flexible OLEDs and OLEDs for lighting. We have received support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF). The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative. Several of our key U.S. government program initiatives in 2012 were as follows:

Flexible OLED Display Prototypes. We continued our work during 2012 to develop and deliver next-generation prototype AMOLED displays on flexible substrates. These include, for example, prototype wrist-mounted communications devices for the U.S. Army and prototype displays for use by Air Force pilots in tactical cockpit settings. The flexible OLED displays utilize TFT backplanes supplied by LG Display. L-3DS and Trident were responsible for designing, building and ruggedizing the prototype devices into which these displays were incorporated.

Technology Development for OLED Lighting. During 2012, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. We received funding from the DOE to scale our PHOLED technology for large-area usage and to demonstrate the fabrication of OLED light sources with enhanced outcoupling designs and on novel substrates. In recognition for this work, the DOE again honored us at its annual SSL workshop entitled “Transformations in Lighting” in February 2012.

Novel Encapsulation Technology for OLEDs. Using technology pioneered at Princeton, we have demonstrated the feasibility of a novel encapsulation process based on plasma-enhanced chemical vapor deposition (PECVD). Flexible encapsulation technology is an important element on the development roadmap for commercialization of flexible OLED displays, and may be a cost-effective solution for high-volume OLED lighting products. In 2012, we successfully completed an NSF program working with Princeton to develop this technology for application to flexible OLED displays, and we applied this technology to our prototype flexible OLED devices.

U.S. Based Manufacturing of OLEDs for Lighting. In 2012, we continued working with Moser Baer on a DOE program to improve OLED manufacturing yields of white OLED lighting panels.  In this program, we are working under a $1.0 million subcontract.  Additionally, in 2012, we continued working with Moser Baer as our subcontractor on a $4.0 million DOE program for the creation of a U.S. PHOLED lighting panel manufacturing facility.  Under the program, we are demonstrating the scalability of our proprietary UniversalPHOLED technology and materials for the manufacture of white OLED lighting panels that meet commercial lighting targets.  Moser Baer was tasked with designing and building the U.S.-based pilot facility, and we were providing technical support to Moser Baer for this work.

Prototype Commercial OLED Lighting System. In 2012, we continued working with Acuity under a DOE contract to demonstrate a prototype PHOLED lighting system for commercial application.  Under this program, Acuity is responsible for designing and fabricating OLED lighting prototypes that can be tuned across a range of color temperatures by using our proprietary architecture and high-efficiency PHOLED panels.  These prototypes are targeted for high-end commercial spaces, such as office, retail and health-care buildings, to take advantage of several key attributes of OLEDs including a thin, sleek form factor and high quality of light.

The Army Flexible Display Center

We have been a Principal Member of The Army Flexible Display Center (FDC) since its establishment in 2004. The FDC is being supported through a $51.5 million cooperative agreement between Arizona State University and ARL. This agreement was renewed to provide an additional $50 million in funding to the FDC through 2014. The goal of the FDC is to develop flexible, low power, light-weight, information displays for future usage by soldiers and for other military and commercial applications.

We believe our involvement with the FDC enhances our flexible OLED display technology development efforts. In 2012, we continued to work with the FDC on flexible AMOLED displays using our proprietary PHOLED technology and materials and the FDC's proprietary bond-debond manufacturing technology. Dr. Michael Hack, our Vice President of Strategic Product Development and the General Manager of our OLED Lighting and Custom Displays Business, is a member of the Governing Board of the FDC.

The FlexTech Alliance

We are a member of the FlexTech Alliance, Inc. (formerly the United States Display Consortium), an organization devoted to fostering the growth, profitability and success of the electronic display and the flexible, printed electronics supply chain. The role of the FlexTech Alliance is to offer expanded collaboration between and among industry, academia, government and research organizations for advancing displays and flexible, printed electronics from R&D to commercialization. The FlexTech Alliance has approximately 89 members, including companies, universities and R&D organizations.

OLED Association

We are a charter member of the OLED Association (OLED-A). OLED-A is a trade association whose mission involves serving as an OLED information resource, driving OLED technology development, and promoting interest in OLED products. We are one of 14 members of OLED-A, and we actively participate on its marketing and technology committees. Steven V. Abramson, our President and Chief Executive Officer, is a member of the Board of Directors of OLED-A, and Janice K. Mahon, our Vice President of Technology Commercialization and General Manager of our PHOLED Material Sales Business, serves as chairperson of the Marketing Committee of OLED-A.

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

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2012, we owned, through assignment to us alone or jointly with others, 349 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 399 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.

Patents We License from Princeton, USC and Michigan

We exclusively license many of our patent rights, including certain of our key PHOLED technology patents, under a license agreement we executed with Princeton and USC in 1997 (the 1997 Amended License Agreement). In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement.  As of December 31, 2012, the patent rights we license from these universities included 64 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 185 U.S. patents, together with counterparts filed in various foreign countries. The earliest of these patents will expire in the U.S. in 2014, while our key PHOLED technology patents licensed from these universities will start expiring in the U.S. in 2017.

Under the 1997 Amended License Agreement, Princeton, USC and Michigan granted us worldwide, exclusive license rights to specified patents and patent applications relating to OLED technologies and materials (including our PHOLED technology and materials). Our license rights also extend to any patent rights arising out of the research conducted by Princeton, USC or Michigan under our various research agreements with these entities. We are free to sublicense to third parties all or any portion of our patent rights under the 1997 Amended License Agreement. The term of the 1997 Amended License Agreement continues for the lifetime of the licensed patents, though it is subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

Princeton is primarily responsible for the filing, prosecution and maintenance of all patent rights licensed to us under the 1997 Amended License Agreement pursuant to an inter-institutional agreement between Princeton, USC and Michigan. However, we manage this process and have the right to instruct patent counsel on specific matters to be covered in any patent applications filed by Princeton. We are required to bear all costs associated with the filing, prosecution and maintenance of these patent rights.

We are required under the 1997 Amended License Agreement to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed products sold by our sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the research agreements if Princeton reasonably determines that the royalty rates payable with respect to these products are not fair and competitive. Princeton shares portions of these royalties with USC and Michigan under their inter-institutional agreement.

We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. Royalties under the 1997 Amended License Agreement with Princeton were $2.1 million for 2012. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.

Patents We Acquired from Motorola

In 2000, we entered into a license agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will expire in the U.S. between 2014 and 2018.

We were required under our license agreement with Motorola to pay Motorola annual royalties on gross revenues received by us on account of our sales of OLED products or components, or from our OLED technology licensees, whether or not these revenues relate specifically to inventions claimed in the patent rights licensed from Motorola.

On March 9, 2011, we purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents.  This effectively terminated our license agreement with Motorola, including any obligation to make royalty payments to Motorola.  In consideration for Motorola assigning and transferring the patents to us, we made a one-time cash payment to Motorola of $440,000, and we granted Motorola a royalty-free, non-exclusive and non-sublicensable license under the patents for use by Motorola and its affiliates in their respective businesses.

Patents We Acquired from Fujifilm Corporation

On July 23, 2012, we entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED related patents and patent applications for a total cost of $109.1 million. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted us to assign all of its rights and obligations under the Agreement to its affiliates, and we assigned, prior to the consummation of the transactions contemplated by the Agreement, our rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012.

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

Competition

The industry in which we operate is highly competitive. We compete against alternative flat panel display technologies, in particular LCDs, as well as other OLED technologies.  We also compete in the lighting market against incumbent technologies, such as incandescent bulbs and fluorescent lamps, and emerging technologies, such as inorganic LEDs, and other OLED technologies.

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

Our licensing business is based on our control of a broad portfolio of OLED-related device patents and technology.  We believe this portfolio includes fundamental patents in the field of phosphorescent OLED materials and devices, as well as certain additional complementary OLED technologies. As discussed above, alternative technologies, such as fluorescent OLED emitter materials, exist and could be competitive to our phosphorescent OLED material solutions.  However, fluorescent materials have characteristics that we believe many market participants consider less desirable than those of phosphorescent materials. Suppliers of fluorescent emitter materials include Dow Chemical (previously Gracel Display), Doosan Electronics, SFC Co. Ltd. and Idemitsu Kosan Co. Ltd.  Fluorescent materials may also be viewed as complementary in that they can be used in the same OLED stack as phosphorescent materials, especially for use as emitters for generating deep blue pixels in display modules until such time as the OLED industry improves the properties of commercially available deep blue phosphorescent materials, which are not currently manufactured for commercial applications.

The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees.  We have elected to partner with certain of these companies to manufacture and deliver our host solutions to our customers, as well as selling our host materials directly to device manufacturers.  We believe our competitive advantage stems, in part,  from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host materials.  We believe that our understanding of the phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today.  However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Dow Chemical, Idemitsu Kosan, NSSCC, Doosan Electronics, Merck KGaA and Duksan, which have significant resources and may aggressively pursue such business in the future.

Our existing business relationships with SDC and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the flat panel display and lighting industries. However, others may succeed in developing new OLED technologies and materials that are required in addition to ours, or that may be utilized in place of ours. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial flat panel displays and lighting products.

Employees

As of December 31, 2012, we had 116 active full-time employees and one part-time employee, none of whom are unionized. We believe that relations with our employees are good.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. now functions as an operating subsidiary of ours and has overlapping officers and directors.  We have also formed other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Ltd. (2008), Universal Display Corporation Korea, Inc. (2010), Universal Display Corporation Japan, K.K. (2011) and UDC Ireland Limited (2012), and we established a representative office in Taiwan (2011).

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

Before product manufacturers will agree to utilize our OLED technologies and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications. This, in turn, may require additional advances in our technologies and materials, as well as those of others, for applications in a number of areas, including, without limitation, advances with respect to the development of:

•	OLED materials with improved lifetimes, efficiencies and color coordinates for full-color OLED displays and general lighting products;

•	more robust OLED materials for use in more demanding large-scale manufacturing environments; and

•	scalable and cost-effective methods and technologies for the fabrication of OLED materials and products.

We cannot be certain that these advances will ever occur, and hence our OLED technologies and materials may never be feasible for additional broad-based product applications.

Even if our OLED technologies are technically feasible, they may not be adopted by product manufacturers.

The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies will depend, in part, upon these technologies providing benefits comparable or superior to current display and lighting technologies at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many potential licensees of our OLED technologies manufacture flat panel displays and lighting products utilize and have invested significant resources in competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.

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

The flat panel display market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs; additionally, plasma and other competing flat panel display technologies have been, or are being, developed. A similar situation exists in the solid-state lighting market, which is currently dominated by LED products.  Advances in any of these various technologies may overcome their current limitations and permit them to become the leading technologies in their field, either of which could limit the potential market for products utilizing our OLED technologies and materials. This, in turn, would cause product manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

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

There are a number of other companies and organizations that have been issued patents and are filing patent applications relating to OLED technologies and materials, including, without limitation, Kodak (substantially all of whose OLED assets were sold to a group of LG companies in 2009), CDT (acquired by Sumitomo in 2007), Canon, Inc., Semiconductor Energy Laboratories Co., Idemitsu Kosan and Mitsubishi Chemical Corporation. As a result, there may be issued patents or pending patent applications of third parties that would be infringed by the use of our OLED technologies or materials, thus subjecting our licensees to possible suits for patent infringement in the future. Such lawsuits could result in our licensees being liable for damages or require our licensees to obtain additional licenses that could increase the cost of their products.  This, in turn, could have an adverse effect on our licensees’ sales and thus our royalties, or cause our licensees to seek to renegotiate our royalty rates.  In addition, we have agreed to indemnify customers purchasing our OLED materials for commercial usage against certain claims of patent infringement by third parties, as a result of which we may incur substantial legal costs in connection with defending these customers from such claims.

Our licensees may also seek to avoid paying future royalties by attempting to have our patents declared invalid and unenforceable by a court.  Our licensees may be more likely to file such declaratory actions in light of the U.S. Supreme Court’s decision in MedImmune, Inc. v. Genentech, Inc. (2007), in which the Court found that a licensee need not refuse to pay royalties and commit material breach of the license agreement before bringing an action to declare a licensed patent invalid and unenforceable.

In addition, we may be required, from time-to-time, to assert our intellectual property rights by instituting legal proceedings against others. We cannot be assured that we will be successful in enforcing our patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable. Thus, any patent litigation we commence could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive licensing revenues from products or technologies covered by these patents would also be adversely affected.

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

If our licensees are forced to take any of the foregoing actions, they may be unable to manufacture and sell their products that incorporate our technology or materials at a profit or at all. Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees’ products incorporating our technology or materials would have an adverse effect on our royalty revenues under existing licenses and material sales under our existing sales agreements. Were this to occur, it would likely harm our ability to (i) obtain new licensees which would have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees, and (ii) negatively impact our ability to sell our UniversalPHOLED materials to existing and new customers. Moreover, to the extent any third party claims are directed specifically to materials supplied by us to our customers, we may be required to incur significant costs associated with the defense of such claims and potential damages associated with such claims that may be awarded against our customers.

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Our existing fundamental phosphorescent OLED patents expire in the United States in 2017 and 2019, and in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) beyond 2020, many of which are also of importance in the OLED industry, none are of an equally essential nature as our fundamental patents, and therefore our competitive position may be less certain as these patents expire.

We may become engaged in litigation to protect or enforce our patent and other intellectual property rights, or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with those of our licensees. In addition, we are participating in or have participated in, and will likely have to participate in the future in interference, reissue, or reexamination proceedings before the U.S. Patent and Trademark Office, and opposition, nullity or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention from our business and operations. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key OLED technologies and materials on which our business depends.

We rely, in part, on several non-patented proprietary technologies to operate our business.  Others may independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. Furthermore, these parties may obtain patent protection for such technology, inhibiting or preventing us from practicing the technology. To protect our trade secrets, know-how and other non-patented proprietary information, we require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements. These agreements may not ultimately provide meaningful protection for our trade secrets, know-how or other non-patented proprietary information. In particular, we may not be able to fully or adequately protect our proprietary information as we conduct discussions with potential strategic partners. Additionally, although we take many measures to prevent theft and misuse of our proprietary information, We may face attempts by others to gain unauthorized access through the Internet to our information technology systems or to our intellectual property, which might be the result of industrial or other espionage or actions by hackers seeking to harm our company or its products. If we are unable to protect the proprietary nature of our technologies, it will harm our business.

Recent court decisions in various patent cases may make it more difficult for us obtain future patents, enforce our patents against third parties or obtain favorable judgments in cases where the patents are enforced.

Recent case law may make it more difficult for patent holders to secure future patents and/or enforce existing patents. For example, in KSR International Co. vs. Teleflex, Inc. (2007), the U.S. Supreme Court mandated a more expansive and flexible approach to determine whether a patent is obvious and invalid.  As a result of the less rigid approach to assessing obviousness, defending the validity of or obtaining patents may be more difficult.

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

Conflicts or other problems may arise with our licensees or joint development partners, resulting in renegotiation, breach or termination of, or litigation related to, our agreements with them. This would adversely affect our revenues.

Conflicts or other problems could arise between us and our licensees or joint development partners, some of which we have made strategic investments in, as to royalty rates, milestone payments or other commercial terms. Similarly, we may disagree with our licensees or joint development partners as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a licensee or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues and other benefits of the agreement. Either we or the licensee or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the agreement. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for other financial damages and suffer losses of intellectual property or other rights that are the subject of dispute. Additionally, we have made strategic investments in certain of our smaller joint development partners, who because of the size of their company, limited financial, legal, or personnel resources, or technology risks may be more readily impacted by any number of negative factors. If any of these smaller joint development partners were to become negatively impacted in any of the foregoing areas, it would significantly impair our investment in such company. Any of these adverse outcomes could cause our business strategy to fail.

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

The flat panel display and solid-state lighting industries are characterized by intense competition. Many of our competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than us. Because of these differences, we may never be able to compete successfully in these markets or maintain any competitive advantages we are able to achieve over time.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development and evaluation purposes, as well as for commercial purposes. This agreement, however, is scheduled to expire at the end of 2014. Our inability to continue obtaining these OLED materials from PPG Industries or another source at cost-competitive prices would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

Inventory management relating to our material sales is complex, and excess inventory may harm our business and cause it to suffer.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels of our OLED materials to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.  Our manufacturers may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products.  They also may adjust their orders in response to the supply and demand of their products by end-users, our products and the products of our competitors that are available to them.  Excess inventory of our OLED materials is subject to the risk of inventory obsolescence.  In the event that a substantial portion of the Company's inventory becomes obsolete, it could have a material adverse effect on earnings due to the resulting costs associated with the inventory impairment charges and inventory write downs.

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

We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time, annual or semi-annual payments, which may result in significant fluctuations in our revenues. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above their purchase price. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.

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

As of February 22, 2013, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Founder and Chairman of the Board of Directors, beneficially own, as of February 22, 2013, approximately 13% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

Natural disasters or other unforeseen catastrophic events could unfavorably affect our business.

Natural disasters, such as hurricanes, tsunamis, or earthquakes, particularly in Asia-Pacific region, where many of our licensees are located, or the occurrence of other unforeseen catastrophic events, such a fire or flood, could unfavorably affect our business and financial performance.  Such events could unfavorably affect our licensees in many ways, such as causing physical damage to one or more of their properties, the temporary or permanent closure of one or more plants, the disruption or cessation of manufacturing of product lines, and the temporary or long-term disruption in the supply or demand for their products.  A resulting by-product of such natural disasters or other unforeseen catastrophic events could be a temporary or long-term disruption in the supply of or demand for our products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. In 2004, we acquired the building and property at which this facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building. We currently occupy the entire 40,200 square feet facility which is currently being expanded to increase office space. The expansion is expected to be completed in 2013.

ITEM 3.	LEGAL PROCEEDINGS

Patent Related Challenges and Oppositions

Each major jurisdiction in the world that grants patents provides third parties with opportunities and access to administrative proceedings whereby they can request for additional review of previously issued patents in the respective jurisdiction. Each jurisdiction provides unique procedures for undertaking such activities, as well as different vehicles to review and appeal the determinations made in connection with such reviews. The conclusions made by the administration bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.

Below are summaries of certain proceedings that have been commenced against issued patents that are either exclusively licensed to us or which are now assigned to us. The Company notes that it currently has more than 3,000 issued patents and pending patent applications, worldwide, which are utilized in the Company's materials supply and device licensing business. The Company does not believe that the confirmation, loss or modification of the Company's rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on the Company's material sales or licensing business. However, as noted within the descriptions, many of the following legal proceedings involve patents relating to the Company's key phosphorescent OLED technologies and the Company intends to vigorously defend against such claims, which may require the expenditure of significant amounts of the Company's resources. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology.

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

Opposition to European Patent No. 1449238*

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

All the parties filed notices of appeal to the EPO’s panel decision and submitted their initial papers in support of their respective requests for appellate review. We are currently awaiting for the EPO to schedule an Oral Hearing.

At this time, based on our current knowledge, we believe that the EPO will uphold our positions on appeal. However, we cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 3992929*

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

On February 28, 2011, we learned that the JPO had issued a decision recognizing our invention and upholding the validity of most of the claims including those direct to the homoleptic iridium phenylpyridine family of compounds, but finding the broader set of claims in the patent invalid. We filed an appeal to the Japanese IP High Court. After filing the appropriate notices, supporting briefs and having the applicable hearings before the Japanese IP High Court, on May 16, 2012, we learned that the Japanese IP High Court issued a decision that confirmed the prior decision of the JPO. We filed a notice of appeal with the Japanese Supreme Court and received notice that on December 9, 2012 the Japanese Supreme Court denied our request to review the Japanese IP High Court decision. Accordingly, the Japanese IP High Court decision is now final.

Opposition to European Patent No. 1394870*

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

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*

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

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012. On November 7, 2012, we were notified by our Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration. No dates for further proceedings have been set by the JPO at this point in time, however the JPO may review the matter and issue a decision in view of the Japanese IP High Court's findings on its own schedule without further briefings or argument.

At this time, based on our current knowledge, we believe that all the claims in our JP ‘781 and JP ‘168 patents should be upheld by the JPO on remand. However, we cannot make any assurances of this result.

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

On April 21, 2011, our Korean patent counsel received a copy of the petitioner’s brief in support of the Request. We filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and we filed a response to the rebuttal brief on October 12, 2011. The petitioner filed a second rebuttal brief on January 17, 2012, and we filed a response to the second rebuttal brief on March 29, 2012. The petitioner filed a third rebuttal brief on June 12, 2012, to which we filed rebuttal briefs on October 12, 2012, and November 2, 2012. At an oral hearing held on December 18, 2012, the judges asked for further briefs, which have now been submitted.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent. The JP ‘024 patent is a counterpart patent, in part, to the U.S. ‘238 Patent Family, which relate to the EP ‘870 patent, which is subject to one of the above-noted European oppositions; and to our Korean KR-558632 and KR-963857 patents, which relate to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

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

A Notice of Appeal was filed with the Japanese IP High Court on September 5, 2012. The Appeal Brief was timely filed on October 19, 2012. The opponent filed their reply on January 15, 2013. It is expected that the parties will file additional briefs in support of their positions and that the Japanese IP High Court may render a decision in the second half of 2013.

At this time, based on our current knowledge, we believe that the patent being challenged should be declared valid and that all or a significant portion of our claims should be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1252803*

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

On December 7, 2012 the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. The written decision was reported by the EPO on December 21, 2012. We chose not to file an appeal. At least two of the three opponents filed an appeal as of the February 21, 2013 due date.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be further upheld on appeal if one is timely filed by the opponents. However, we cannot make any assurances of this result.

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

The EPO combined the oppositions into a single opposition proceeding. Our response to the opponents' opposition briefs was timely filed on June 28, 2012.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, oppositions were filed to our European Patent No. 1933395 (the EP ‘395 patent). These oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE. The EP ‘395 patent is a counterpart patent to the above-noted JP ‘168 patent, and to Korean Patent Nos. KR-840,637 and KR-937-470, counterpart patent, in part, to the U.S. ‘828 Patent Family. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

Our response to the opponents’ opposition briefs was timely filed on September 27, 2012.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1981898*

On January 18, 2013, an opposition was filed to our European Patent No. 1981898 (the EP '898 patent). This opposition was filed only by Merck Patent GmbH. The EP '898 patent is exclusively owned by UDC.

The EPO set a due date of June 15, 2013 for filing a response to this opposition.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of February 22, 2013:

Name	Age	Position
Sherwin I. Seligsohn	77	Founder and Chairman of the Board of Directors
Steven V. Abramson	61	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	65	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	51	Senior Vice President and Chief Technical Officer
Michael G. Hack	56	Vice President of Strategic Product Development and General Manager, OLED Lighting & Custom Displays
Janice K. Mahon	55	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	47	Vice President, Legal and General Manager, Patents and Licensing

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Sherwin I. Seligsohn is our Founder and has been the Chairman of our Board of Directors since June 1995.  He also served as our Chief Executive Officer from June 1995 through December 2007, and as our President from June 1995 through May 1996.  Mr. Seligsohn serves as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He was also previously the Chairman of the Board of Directors, President and Chief Executive Officer of Global Photonic Energy Corporation since its inception until April 2012, when he resigned from his positions at GPEC. Since that time, the only relationship Mr. Seligsohn has had with GPEC is as a shareholder and option holder.  From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation.  He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board of Directors.  Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton.

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

Mauro Premutico has been our Vice President of Legal and General Manager of Patents and Licensing since April 2012.  Prior to joining us, Mr. Premutico was the Managing Vice President and Chief Patent Counsel for The Walt Disney Company from 2009 to 2012, and Vice President of Intellectual Property and Associate General Counsel for Lenovo Group Ltd. from 2005 to 2009.  Mr. Premutico was also Special Counsel at the international law firm of Cleary, Gottlieb, Steen & Hamilton from 2002 until 2005 where he served as the co-head of the New York's office Intellectual Property and Technology Law practice.  Mr. Premutico received his law degree from Boston University School of Law and a BSEE from Worcester Polytechnic Institute.

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

	High Close	Low Close
2012
Fourth Quarter……………………………………...	$34.91	$22.52
Third Quarter……………………………………….	43.58	30.76
Second Quarter……………………………………..	45.16	27.24
First Quarter………………………………………..	47.83	32.48
2011
Fourth Quarter……………………………………...	$53.31	$33.08
Third Quarter……………………………………….	58.36	22.80
Second Quarter……………………………………..	60.07	31.74
First Quarter………………………………………...	55.04	31.88

As of February 22, 2013, there were approximately 291 holders of record of our common stock.

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

Share Repurchases

During the quarter ended December 31, 2012, we announced that the board of directors had approved a program to repurchase up to $50 million of our outstanding shares of common stock from time to time over the next twelve months. The amount and timing of repurchases will depend on a number of factors, including the price, availability of shares of the company's common stock, trading volume and general market conditions. The repurchases may be made on the open market, in block trades or otherwise. The program may be suspended or discontinued at any time.

Additionally, we acquired 187 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the fourth quarter of 2012 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	187	$33.95	n/a	$—
November 1 – November 30	—	—	n/a	50,000
December 1 – December 31	205,902	25.26	205,902	44,798
Total	206,089	25.27	205,902	44,798

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2007 to December 31, 2012, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index.  This performance graph assumes an initial investment of $100 on December 31, 2007 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Universal Display Corp., the Russell 2000 Index, and the NASDAQ Electronic Components Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Universal Display Corp.
Russell 2000
NASDAQ Electronic Components

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
Universal Display Corp.	100.00	45.72	59.80	148.28	177.50	123.95
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NASDAQ Electronic Components	100.00	52.67	85.15	97.82	89.33	88.18

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

(in thousands, except share and per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Results:
Total revenue…………............................................	$83,244	$61,289	$30,545	$15,787	$11,075
Cost of material sales...............................................	4,528	3,731	888	374	600
Research and development expense.........................	30,032	24,129	21,695	21,122	19,221
Selling, general and administrative expense.................................................................	19,550	18,940	13,041	10,922	10,171
Patent costs and amortization of acquired technology.............................................................	13,385	7,442	4,271	3,240	3,349
Interest income.........................................................	1,240	994	279	670	2,608
Income tax (expense) benefit...................................	(5,208)	714	134	130	962
Net income (loss).....................................................	9,660	3,155	(19,917)	(20,505)	(19,140)
Net income (loss) per common share, basic.............	0.21	0.07	(0.53)	(0.56)	(0.53)
Net income (loss) per common share, diluted..........	0.21	0.07	(0.53)	(0.56)	(0.53)
Balance Sheet Data:
Total assets...............................................................	$385,524	$373,878	$92,327	$80,140	$96,229
Current liabilities......................................................	22,299	19,517	25,045	13,966	15,770
Shareholders’ equity.................................................	350,235	342,227	57,430	59,628	76,714
Other Financial Data:
Working capital........................................................	$245,246	$342,787	$57,355	$53,664	$64,600
Capital expenditures.................................................	2,737	2,624	369	259	1,277
Purchases of intangibles...........................................	109,102	440	—	—	—
Weighted average shares used in computing basic net income (loss) per common share....................	45,951,276	43,737,968	37,567,374	36,479,331	35,932,372
Weighted average shares used in computing diluted net income (loss) per common share....................	46,883,602	45,140,394	37,567,374	36,479,331	35,932,372
Shares of common stock outstanding, end of period....................................................................	46,355,535	46,113,296	38,936,571	36,818,440	36,131,981

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (PHOLED, TOLED, FOLED, etc.) and materials, we have incurred significant losses since our inception, resulting in an accumulated deficit of $204.2 million as of December 31, 2012.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost, and volume of sales of our OLED materials;

•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances.

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

We believe that our accounting policies related to revenue recognition and deferred revenue, the valuation of certain investments, the valuation and recoverability of acquired technology, stock-based compensation, income taxes and our Supplemental Executive Retirement Plan, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

We receive non-refundable cash payments under certain commercial, development and technology evaluation agreements with our customers. These payments are generally recognized as revenue over the term of the agreement.  On occasion, however, certain of the payments under development and evaluation agreements are creditable against license fees and/or royalties payable by the customer if a commercial license agreement is subsequently executed with the customer.  These payments are classified as deferred revenues, and are recorded as liabilities in the consolidated balance sheet until such time as revenue can be recognized.  Revenue is deferred until a commercial license agreement is executed or negotiations have ceased and there is no appreciable likelihood of executing a commercial license agreement with the customer. If a commercial license agreement is executed, payments are recorded as revenue over the term of the agreement or the estimated useful life of the licensed technology, for perpetual licenses, and the revenue is classified based on the terms of the license.  Otherwise, payments deferred pending a commercial license are recorded as revenue at the time negotiations with the customer show that there is no appreciable likelihood of executing a commercial license agreement.  If we used different estimates for the useful life of the licensed technology, or formed a different judgment on the likelihood of executing a commercial license agreement, reported revenue during the relevant period would differ. As of December 31, 2012, $7.4 million was recorded as deferred revenue, of which $1.5 million is creditable against future commercial license agreements that have not yet been executed or deemed effective. For the years ended December 31, 2012 and 2010, respectively, $1.9 million and $2.1 million of revenue was recognized relating to cash payments received that were creditable against license fees and/or royalties for which we determined there was no appreciable likelihood of executing a license agreement with the customer. For arrangements with extended payment terms where the fee is not fixed and determinable, revenue is recognized when the payment is due and payable.

Short-term and Long-term Investments

We have invested in convertible promissory notes issued by two private companies, both of which are early-stage companies still defining their strategic direction and business models. The carrying value of our convertible promissory note investment portfolio totaled $4.3 million as of December 31, 2012. For additional information, see Note 2 in Notes to Consolidated Financial Statements.

Our convertible promissory note investments were initially recorded at cost and are classified within both short-term and long-term investments on the consolidated balance sheet.

These convertible promissory note investments are inherently risky as the notes lack a ready market for resale, and the note issuer’s success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies we have invested in could fail or not be able to raise additional funds when needed. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as mergers and private sales.

We determine the fair value of our convertible promissory note investments portfolio quarterly. The fair value of our convertible promissory note investments is determined through the consideration of whether the investee is experiencing financial difficulty and overall trends in interest rates. Management performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future. The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

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

If the fair value of a convertible promissory note investment is below our carrying value, the asset will be written down to its fair value with a resulting charge to net income. Temporary impairments result in a write down of the investment to its fair value with the charge reported in shareholders’ equity. There were no impairments of convertible promissory note investments as of December 31, 2012.

Valuation and Recoverability of Acquired Technology

During the year ended December 31, 2012, we acquired a portfolio of patent and patent applications for $109.1 million including related costs and expenses. For additional information, see Note 5 in the Notes to Consolidated Financial Statements.

The net book value of all our acquired technology was $104.6 million as of December 31, 2012. Acquired technology assets are subject to amortization. These assets are currently being amortized on a straight-line basis over a period of 7.5 to 10 years which are their estimated economic lives. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

We periodically review our acquired technology assets to confirm the appropriateness of the lives. Our assessment takes into account actual usage, our anticipated future use of the technology, and assumptions about technology evolution. If these factors indicate that the useful life is different from the previous assessment, we would amortize the remaining net book values prospectively over the adjusted remaining estimated useful life.

We also regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the value of these technologies is impaired. Factors considered that could cause impairment include, among others, significant changes in our anticipated future use of these technologies, expected revenue streams resulting from the technologies, and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value as well as if the remaining useful life is still appropriate. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate.

Valuation of Stock-Based Compensation

We recognize in the statement of operations the grant-date fair value of equity-based compensation issued to employees and directors (see Notes 2, 9 and 11 of the Notes to Consolidated Financial Statements). We also record an expense for equity-based compensation grants to non-employees, in exchange for goods or services, and stock appreciation rights (SARs) issued to employees, based on the fair value, which is remeasured over the vesting period of such awards.

We use the Black-Scholes option-pricing model to estimate the fair value of SARs, options and warrants we have granted for purposes of recording charges to the statement of operations. In order to calculate the fair value of the SARs, options and warrants, assumptions are made for certain components of the model, including expected volatility, expected dividend yield rate and expected life. Expected volatilities utilized in the model are based on the historical volatility of our stock price over a period commensurate with the expected life of the award. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. In the case of stock options granted to employees, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options. In the case of stock options and warrants granted to non-employees, the contractual life is used. Although we use our best estimates when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation of future grants or the remeasurement of non-employee awards.

Accounting for Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgments and estimates are required in evaluating our tax positions for future realization and determining our provision for income taxes. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid.

Income tax expense during the year ended December 31, 2012 was primarily comprised of foreign witholding taxes. These foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the US operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. Any potential foreign tax credits to be received by the U.S. operating entity for these amounts on our United States tax returns are currently offset by a full valuation allowance as noted below.

Although we generated income before income taxes during the years ended December 31, 2012 and 2011, there was no provision for United States federal or state income taxes, excluding certain estimated alternative minimum taxes due to the utilization of net operating loss carryforwards which are offset by a full valuation allowance. At December 31, 2012, we had approximately $168 million of federal and $76 million of state net operating loss carryforwards. Our ability to use these net operating loss carryforwards could be subject to limitation because of certain ownership changes.

See "Income Taxes" below for additional information.

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

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 3.49% at December 31, 2012. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $54,000.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We had operating income of $13.7 million for the year ended December 31, 2012, compared to operating income of $5.7 million for 2011.  The increase in operating income was due to:

•	an increase in revenue of $22.0 million; offset by

•	an increase in operating expenses of $14.0 million.

We had net income of $9.7 million, or $0.21 per basic and diluted share, for the year ended December 31, 2012, compared to net income of $3.2 million, or $0.07 per basic and diluted share, for 2011. The increase in net income was primarily due to:

•	an increase of operating income of $8.0 million; and

•	a decrease in loss on stock warrant liability of $4.2 million; offset by

•	an increase in income tax expense of $5.9 million.

Our revenues were $83.2 million for the year ended December 31, 2012, compared to $61.3 million for the year ended December 31, 2011. The increase in our overall revenue was primarily due to additional licensing revenues and OLED material sales from the expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly SDC, the successor-in-interest to Samsung Mobile Display Co., Ltd. (SMD).

Material sales increased to $44.5 million for the year ended December 31, 2012, compared to $37.4 million for 2011. Material sales relates to the sale of our OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities. The increase in material sales was due to the overall expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly from SDC. We expect this trend to continue through the next year.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 86% of our total material sales in 2012, compared to 70% of our total material sales in 2011.  Host material sales were 14% of our total material sales in 2012, compared to 30% of our total material sales in 2011. We believe we can participate in the host material business due to our long experience developing emitter materials, which are used together with host material in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and in addition the host material business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees increased to $31.7 million for the year ended December 31, 2012, compared to $15.3 million for 2011. A substantial portion of the increase was due to royalty and license fee payments received under our patent license agreements with SDC. In August 2011, we entered into a patent license agreement with SDC which replaced and superseded the then existing patent license agreement with SDC. This patent license agreement with SDC runs through December 31, 2017. For the year ended December 31, 2012, we received and recognized $30.0 million in license fees from SDC under the new patent license agreement. For the year ended December 31, 2011, we received and recognized $8.2 million in license fees from SDC under the new patent license agreement and $3.6 million in royalties from SDC under the old patent license agreement.

Our current patent license agreement with SDC covers the manufacture and sale of specified OLED display products. Under the agreement, SDC has agreed to pay us a fixed license fee, payable in semi-annual installments over the agreement term. These installments, which are due in the second and fourth quarter of each annual period, increase on an annual basis over the term of the license agreement. The installment amounts replaced the quarterly royalty reporting structure in the prior patent license agreement. The installment amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC's OLED business growth as a percentage of published OLED market forecasts, the use of red and green phosphorescent materials in SDC's OLED display products, and appropriate royalty rates relating to SDC's practice under the licensed patents. Based upon the extended payment arrangement, such amounts are not considered fixed and determinable for revenue recognition purposes until such time the installments become due and payable. As a result, license fees under our new agreement with SDC will be recognized as they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year; therefore our quarterly license fees, will fluctuate accordingly, depending on the timing of such payments.

At the same time we entered into the current patent license agreement with SDC, we also entered into a new supplemental material purchase agreement with SDC. Under the current supplemental material purchase agreement, SDC agrees to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum purchase commitment is subject to SDC's requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement. These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC's OLED business growth as a percentage of published OLED market forecasts and SDC's projected minimum usage of red and green phosphorescent emitter materials over the term of the agreement. SDC purchased phosphorescent emitter materials from us in excess of the minimum purchase amount for the years ended December 31, 2012 and 2011.

        Cost of material sales increased to $4.5 million for the year ended December 31, 2012, compared to $3.7 million for 2011, based on the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of certain materials which costs have already been expensed as research and development expense. Commercial materials are materials that have been validated by the Company for use in commercial OLED products.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect the costs of materials sold to fluctuate from quarter to quarter. As a result of these timing issues, and due to increased sales of commercial materials, cost of material sales increased for the year ended December 31, 2012 compared to 2011. For the years ended December 31, 2012 and 2011, costs associated with $27.3 million and $25.3 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $30.0 million for the year ended December 31, 2012, compared to $24.1 million for 2011.  The increase was mainly due to:

•	increased costs of $2.6 million incurred under our agreement with PPG Industries;

•	increased costs of $1.7 million related to outsourced research and development efforts; and

•	increased costs of $1.6 million related to sponsored research and development contracts.

Selling, general and administrative expenses were $19.5 million for the year ended December 31, 2012, compared to $18.9 million for 2011. The increase was mainly due to increased employee costs related to salaries and expenses for new employees as well as costs associated with retirement benefits for certain executive officers, offset by decreased marketing and advertising expenses.

Patent costs and amortization of acquired technology increased to $13.4 million for the year ended December 31, 2012, compared to $7.4 million for 2011. The increase was mainly due to increased amortization costs of $4.8 million due to the amortization expense associated with technology acquired in July 2012 (see Note 5 in Notes to Consolidated Financial Statements for further discussion). Additionally, the increase was due to increased costs associated with our defense of certain ongoing and new challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Royalty and license expense increased to $2.1 million for the year ended December 31, 2012, compared to $1.4 million for 2011. The increase consisted mainly of royalties incurred under an amended license agreement with Princeton, USC and Michigan, resulting from increased revenues. See Note 3 in Notes to Consolidated Financial Statements for further discussion.

Interest income increased to $1.2 million for the year ended December 31, 2012, compared to $1.0 million for 2011.

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

In 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised. The change in fair value of these warrants during 2011 prior to the exercise date resulted in a $4.2 million non-cash loss on our statement of operations for the year ended December 31, 2011.

We recorded income tax expense of $5.2 million for the year ended December 31, 2012 and a benefit of $714,000 for the year ended December 31, 2011. See “Income Taxes” below for additional information.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

We had operating income of $5.7 million for the year ended December 31, 2011, compared to an operating loss of $10.2 million for 2010. The change to operating income was due to:

•	an increase in revenue of $30.7 million;

•	offset by an increase in operating expenses of $14.8 million.

We had net income of $3.2 million, or $0.07 per diluted share, for the year ended December 31, 2011, compared to a net loss of $19.9 million, or $0.53 per diluted share, for 2010. The change to net income was primarily due to:

•	an increase of operating income of $15.9 million;

•	a decrease in loss on stock warrant liability of $5.9 million;

•	an increase in interest income of $715,000; and

•	an increase in income tax benefit of $580,000.

Our revenues were $61.3 million for the year ended December 31, 2011, compared to $30.5 million for the year ended December 31, 2010. The increase in our overall revenue was primarily due to additional OLED material sales and licensing revenues from the expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly SDC.

Material sales increased to $37.4 million for the year ended December 31, 2011, compared to $17.3 million for 2010. Material sales relates to the sale of our OLED materials for incorporation into our customers' commercial OLED products or for their OLED development and evaluation activities.

Material sales included sales of both phosphorescent emitter and host materials. Phosphorescent emitter sales were 70% of our total material sales in 2011, compared to 88% of our total material sales in 2010. Host material sales were 30% of our total material sales in 2011, compared to 12% of our total material sales in 2010.

Royalty and license fees increased to $15.3 million for the year ended December 31, 2011, compared to $4.6 million for 2010. A substantial portion of the increase was due to royalty and license fee payments received under our patent license agreements with SDC.

For the year ended December 31, 2011, we received and recognized $8.2 million in license fees from SDC under the new patent license agreement and $3.6 million in royalties from SDC under the old patent license agreement.

Cost of material sales increased to $3.7 million for the year ended December 31, 2011, compared to $888,000 for 2010, based on the aforementioned increase in material sales. For the years ended December 31, 2011 and 2010, costs associated with $25.3 million and $5.7 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $24.1 million for the year ended December 31, 2011, compared to $21.7 million for 2010. The increase was mainly due to:

•	increased employee costs of $2.2 million due primarily to new employees, increased salaries, costs associated with retirement benefits and incentive stock awards for certain executive officers;

•	increased costs of $943,000 due to overall expanded research and development efforts to support the growth of our business; and

•	costs of $705,000 resulting from commencement of research and development activities at certain of our foreign subsidiaries; offset by

•	decreased amortization costs of $1.2 million due to part of our acquired technology being fully amortized as of December 31, 2010.

Selling, general and administrative expenses were $18.9 million for the year ended December 31, 2011, compared to $13.0 million for 2010. The overall increase in these costs was driven in part by increased commercial activities and non-cash expenses related to stock compensation and in part by costs incurred to establish new subsidiaries in Hong Kong, Korea and Japan. Specifically, we incurred increased costs in the following areas:

•	increased employee costs of $2.0 million, due primarily to increased salaries, costs associated with retirement benefits and incentive stock awards for certain executive officers;

•	costs of $573,000 resulting from the incorporation and commencement of operations of certain of our foreign subsidiaries;

•	increased costs of $546,000 related to stock compensation for members of our Board of Directors;

•	increased legal fees of $484,000, due in large part to expanded licensing negotiations;

•	increased expense of $450,000 due to costs associated with certain prototypes; and

•	increased international consulting fees of $382,000, resulting from increased revenues.

Patent costs increased to $7.4 million for the year ended December 31, 2011, compared to $4.3 million for 2010. The increase was mainly due to increased costs associated with our defense of certain ongoing and new challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.

Royalty and license expense increased to $1.4 million for the year ended December 31, 2011, compared to $876,000 for 2010. The increase consisted mainly of royalties incurred under an amended license agreement with Princeton, USC and Michigan, resulting from increased revenues. See Note 3 in Notes to Consolidated Financial Statements for further discussion.

Interest income increased to $994,000 for the year ended December 31, 2011, compared to $279,000 for 2010. The increase was mainly attributable to interest earned on higher average cash and investment balances as a result of proceeds received from the completion of our public offering in March 2011.

In 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised. The warrants, which contained a “down-round” provision, were previously recorded as a liability. The change in fair value of these warrants during the period prior to the exercise date resulted in a $4.2 million non-cash loss on our statement of operations for the year ended December 31, 2011, compared to a $10.1 million non-cash loss for 2010.

Income Taxes

The provision for income taxes primarily consists of foreign taxes on South Korean royalty and license fee income starting in May 2010. In addition, during the year ended December 31, 2011, we sold approximately $45.2 million of our state-related income tax net operating losses (NOLs) and $232,000 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program. We recorded the amount of the completed sale as an income tax benefit for the year ended December 31, 2011 and received the proceeds of $2.7 million in January 2012. During the year ended December 31, 2010, we sold approximately $3.8 million of our state-related income tax NOLs and $194,000 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program. We received proceeds of $464,000 from our sale of these NOLs and research and development tax credits, and we recorded these proceeds as an income tax benefit for the year ended December 31, 2010.  For the year ended December 31, 2012 the tax expense was $5.2 million and for the years ended December 2011 and 2010 the net tax benefit was $714,000 and $134,000 respectively.

Although we generated income before income taxes during the years ended December 31, 2012 and 2011, there was no provision for United States federal or state income taxes, excluding certain estimated alternative minimum taxes due to the utilization of net operating loss carryforwards which are offset by a full valuation allowance. At December 31, 2012, we had approximately $168 million of federal and $76 million of state net operating loss carryforwards. Our ability to use these net operating loss carryforwards could be subject to limitation because of certain ownership changes.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our level of future profitability could cause us to conclude that all or a portion of our deferred tax assets will be realizable. We continue to assess our current and projected taxable income in the jurisdictions in which we operate on a quarterly basis and provided that we continue to sustain actual profitability and can demonstrate sustained forecasted profitability and/or upon the implementation of certain tax planning strategies, we could release all or a portion of our deferred tax valuation allowance to reflect the realizability of our deferred tax assets and would begin to provide for income taxes at a rate equal to our combined federal, state and foreign effective rates, at that time. Currently, a full valuation allowance has been established for significantly all our net deferred tax assets because we incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, we have assessed that the net deferred tax assets do not meet the criteria for realization as of December 31, 2012. At this time, the amount and timing of any future release of the deferred tax valuation allowance and resulting future effective tax rates cannot be determined, but could be material to both our financial position and results of operations and may occur in the near term if current and expected operating trends continue or we implement certain tax planning strategies.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $85.9 million and short-term investments of $158.0 million, for a total of $243.9 million.  This compares to cash and cash equivalents of $111.8 million and short-term investments of $234.3 million, for a total of $346.1 million, as of December 31, 2011.  The decrease in cash and cash equivalents and short-term investments of $102.2 million was primarily due to cash used in investing activities due to the purchase of intangible assets from Fujifilm for a total cost of $109.1 million.

Cash provided by operating activities was $17.8 million for 2012, compared to $16.4 million for 2011. The increase in cash provided by operating activities was primarily due to the following:

•	the impact of the timing of receipts of accounts receivable of $5.5 million; and

•	an increase in net income of $5.0 million, which amount excludes the impact of non-cash items; offset by

•	impact of the timing of net inventory purchases of $3.3 million to meet future customer needs;

•	an increase in other current assets of $2.3 million;

•	impact of the timing of payment of accounts payable and accrued expenses of $2.1 million; and

•	a decrease of $1.3 million in deferred revenue and licensing fees received.

Cash used in investing activities was $36.1 million for 2012, compared to $183.8 million for 2011.  The decrease in cash used in investing activities was mainly due to the timing of maturities of investments as well as the timing of purchases of investments as a result of the completion of our public offering described below, offset by $109.1 million from the purchase of intangible assets.

Cash used in financing activities was $7.5 million for 2012, compared to cash provided of $258.8 million for 2011.  The decrease in cash provided by financing activities was primarily due to repurchases of common stock of $5.2 million in 2012, as well as the completion of our March 2011 public offering.  The offering resulted in proceeds to us of $249.9 million, which was net of $14.9 million in underwriting discounts and commissions and other costs associated with the completion of the offering. In addition, for the year ended December 31, 2012, we received proceeds of $1.5 million from the exercise of options, compared to proceeds of $13.3 million from the exercise of options and warrants to purchase shares of our common stock in 2011. In connection with stock-based employee compensation and option exercises for the years ended December 31, 2012 and 2011, we made payments of $4.1 million and $4.5 million, respectively, in withholding taxes.

Working capital was $245.2 million as of December 31, 2012, compared to $342.8 million as of December 31, 2011.  The reduction in working capital is primarily due to the purchase of intangible assets for $109.1 million in July of 2012.

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

Contractual Obligations

As of December 31, 2012, we had the following contractual commitments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$18,354	$—	$302	$1,219	$16,833
Research related obligations	3,567	2,035	1,532	—	—
Minimum royalty obligation (1)	500	100	200	200	100/year(1)

Total (2)	$22,421	$2,135	$2,034	$1,419	$16,833

(1)
Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until such time as the agreement is no longer in effect. The agreement has no scheduled expiration date.

(2)	See Note 13 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in control of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 2 in the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our investments disclosed in “Fair Value Measurements” in Note 2 to the Consolidated Financial Statements included herein. We generally invest in investment grade financial instruments to reduce our exposure related to investments.  Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2013, (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (1)

3.2	Bylaws of the registrant (2)

10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)

10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)

10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)

10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)

10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (3)

10.6#	Second Amended and Restated Change in Control Agreement between the registrant and Michael G. Hack, dated as of January 11, 2010 (4)

10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)

10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)

10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)

10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)

10.11#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (3)

10.12#	Non-Competition and Non-Solicitation Agreement between the registrant and Michael G. Hack, dated as of February 5, 2007 (4)

10.13#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (6)

10.14#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (6)

10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (7)

10.16#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of January 6, 2011 (7)

10.17#	Equity Retention Agreement between the registrant and Michael G. Hack, dated as of January 6, 2011 (7)

10.18#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of March 8, 2012 (8)

10.19#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of March 8, 2012 (8)

10.20#	Equity Retention Agreement between the registrant and Michael G. Hack, dated as of March 8, 2012 (8)

10.21#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)

10.22#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)

10.23#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)

10.24#	Equity Compensation Plan, last amended effective as of June 23, 2011 (10)

10.25	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (11)

10.26	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)

10.27	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (12)

10.28	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (13)

10.29	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (14)

10.3
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (14)

10.31	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (15)

10.32	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)

10.33+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (16)

10.34+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)

10.35+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)

10.36+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006(18)

10.37+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (19)

10.38+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (20)

10.39+	Memorandum of Agreement between the registrant and Moser Baer Technologies Inc., dated as of February 4, 2011 (7)

10.40+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011 (16)

10.41+	OLED Technology License Agreement between the registrant and Showa Denko K.K., dated as of December 17, 2009 (21)

10.42+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011 (22)

10.43+	OLED Technology License Agreement between the registrant and Lumiotec, Inc., dated as of January 5, 2012 (8)

10.44+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company. (23)

21*	Subsidiaries of the registrant

23.1*	Consent of KPMG LLP

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(7)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(10)	Filed as an Exhibit to the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, filed with the SEC on April 29, 2011.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.
(13)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(15)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(17)	Filed as an Exhibit to an Amended Current Report on Form 8-K, filed with the SEC on December 19, 2011.
(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.
(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.
(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.
(21)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC on June 23, 2010.
(22)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.
(23)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.

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

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 27, 2013
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2013
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	February 27, 2013
Sidney D. Rosenblatt

/s/ Leonard Becker	Director	February 27, 2013
Leonard Becker

/s/ Elizabeth H. Gemmill	Director	February 27, 2013
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 27, 2013
C. Keith Hartley

/s/ Lawrence Lacerte	Director	February 27, 2013
Lawrence Lacerte

Financial Table of Contents

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 27, 2013

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited Universal Display Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Display Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 27, 2013

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Display Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Philadelphia, Pennsylvania
February 27, 2013

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,923	$111,795
Short-term investments	158,018	234,294
Accounts receivable	8,657	10,727
Inventory	11,018	3,843
Other current assets	3,929	1,645
Total current assets	267,545	362,304
PROPERTY AND EQUIPMENT, net	11,808	10,884
ACQUIRED TECHNOLOGY, net	104,624	391
INVESTMENTS	1,270	—
OTHER ASSETS	277	299
TOTAL ASSETS	$385,524	$373,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,596	$4,776
Accrued expenses	10,394	9,020
Deferred revenue	4,273	5,534
Other current liabilities	36	187
Total current liabilities	22,299	19,517
DEFERRED REVENUE	3,153	3,874
RETIREMENT PLAN BENEFIT LIABILITY	9,837	8,260
Total liabilities	35,289	31,651

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,561,437 and 46,113,296 shares issued at December 31, 2012 and 2011, respectively	465	461
Additional paid-in capital	564,883	561,492
Accumulated deficit	(204,211)	(213,871)
Accumulated other comprehensive loss	(5,702)	(5,857)
Treasury stock, at cost (205,902 shares at December 31, 2012)	(5,202)	—
Total shareholders’ equity	350,235	342,227

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$385,524	$373,878

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUE:
Material sales	$44,472	$37,444	$17,272
Royalty and license fees	31,698	15,345	4,606
Technology development and support revenue	7,074	8,500	8,667
Total revenue	83,244	61,289	30,545

OPERATING EXPENSES:
Cost of material sales	4,528	3,731	888
Research and development	30,032	24,129	21,695
Selling, general and administrative	19,550	18,940	13,041
Patent costs and amortization of acquired technology	13,385	7,442	4,271
Royalty and license expense	2,073	1,360	876
Total operating expenses	69,568	55,602	40,771
Operating income (loss)	13,676	5,687	(10,226)
INTEREST INCOME	1,240	994	279
INTEREST EXPENSE	(48)	(50)	(27)
LOSS ON STOCK WARRANT LIABILITY	—	(4,190)	(10,077)
INCOME (LOSS) BEFORE INCOME TAXES	14,868	2,441	(20,051)
INCOME TAX (EXPENSE) BENEFIT	(5,208)	714	134
NET INCOME (LOSS)	$9,660	$3,155	$(19,917)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.21	$0.07	$(0.53)
DILUTED	$0.21	$0.07	$(0.53)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	45,951,276	43,737,968	37,567,374
DILUTED	46,883,602	45,140,394	37,567,374

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME (LOSS)	$9,660	$3,155	$(19,917)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (loss) gain on available-for-sale securities	(31)	(1)	(11)

Employee benefit plan:
Actuarial loss on retirement plan	(442)	(418)	(879)
Amortization of prior service cost and actuarial loss for retirement plan	628	600	438
Initial prior service cost for retirement plan	—	—	(5,611)
Net change	186	182	(6,052)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	155	181	(6,063)

COMPREHENSIVE INCOME (LOSS)	$9,815	$3,336	$(25,980)

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital
BALANCE, JANUARY 1, 2010	200,000	$2	36,818,440	$368	$256,341
Net loss	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Exercise of common stock options and warrants, net of tendered shares	—	—	1,304,654	13	17,743
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	651,384	7	3,126
Stock-based non-employee compensation	—	—	491	—	47
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	61,946	1	1,346
Issuance of common stock in connection with materials and license agreements	—	—	80,073	1	1,254
Issuance of common stock to employees under an Employee Stock Purchase Plan (ESPP)	—	—	19,583	—	245
BALANCE, DECEMBER 31, 2010	200,000	2	38,936,571	390	280,102
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Exercise of common stock options and warrants, net of tendered shares	—	—	1,266,191	12	27,743
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	103,112	1	2,105
Stock-based non-employee compensation	—	—	174	—	7
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	46,536	—	1,648
Issuance of common stock in connection with materials and license agreements	—	—	181	—	9
Issuance of common stock to employees under an ESPP	—	—	10,531	—	307
Issuance of common stock through a public offering, net of expenses of $14,871	—	—	5,750,000	58	249,571
BALANCE, DECEMBER 31, 2011	200,000	2	46,113,296	461	561,492
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Exercise of common stock options, net of tendered shares	—	—	222,549	2	853
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	170,584	2	1,123
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	43,341	—	1,094
Issuance of common stock to employees under an ESPP	—	—	11,667	—	321
BALANCE, DECEMBER 31, 2012	200,000	$2	46,561,437	$465	$564,883

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(in thousands, except for share data)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
			Shares	Amount
BALANCE, January 1, 2010	$(197,109)	$25	—	—	$59,627
Net loss	(19,917)	—	—	—	(19,917)
Other comprehensive loss	—	(6,063)	—	—	(6,063)
Exercise of common stock options and warrants, net of tendered shares	—	—	—	—	17,756
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	—	—	3,133
Stock-based non-employee compensation	—	—	—	—	47
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—	1,347
Issuance of common stock in connection with materials and license agreements	—	—	—	—	1,255
Issuance of common stock to employees under an ESPP	—	—	—	—	245
BALANCE, DECEMBER 31, 2010	(217,026)	(6,038)	—	—	57,430
Net income	3,155	—	—	—	3,155
Other comprehensive income	—	181	—	—	181
Exercise of common stock options and warrants, net of tendered shares	—	—	—	—	27,755
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	—	—	2,106
Stock-based non-employee compensation	—	—	—	—	7
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—	1,648
Issuance of common stock in connection with materials and license agreements	—	—	—	—	9
Issuance of common stock to employees under an ESPP	—	—	—	—	307
Issuance of common stock through a public offering, net of expenses of $14,871	—	—	—	—	249,629
BALANCE, DECEMBER 31, 2011	(213,871)	(5,857)	—	—	342,227
Net income	9,660	—	—	—	9,660
Other comprehensive income	—	155	—	—	155
Repurchase of common stock	—	—	205,902	(5,202)	(5,202)
Exercise of common stock options, net of tendered shares	—	—	—	—	855
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	—	—	1,125
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	—	—	1,094
Issuance of common stock to employees under an ESPP	—	—	—	—	321
BALANCE, DECEMBER 31, 2012	$(204,211)	$(5,702)	205,902	$(5,202)	$350,235

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,660	$3,155	$(19,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(5,284)	(3,275)	(4,891)
Depreciation	1,978	1,451	1,707
Amortization of intangibles	4,869	49	1,234
Amortization of premium and discount on investments, net	(778)	(775)	(173)
Stock-based employee compensation	4,263	4,373	4,554
Stock-based non-employee compensation	—	6	47
Non-cash expense under materials and license agreements	—	9	1,173
Stock-based compensation to Board of Directors and Scientific Advisory Board	781	1,377	1,333
Loss on stock warrant liability	—	4,190	10,077
Retirement plan benefit expense	1,600	1,527	1,026
Decrease (increase) in assets:
Accounts receivable	2,070	(3,479)	(3,903)
Inventory	(7,175)	(3,841)	(2)
Other current assets	(2,284)	341	(1,575)
Other assets	22	(82)	11
Increase in liabilities:
Accounts payable and accrued expenses	4,718	6,775	2,388
Other current liabilities	11	23	—
Deferred revenue	3,303	4,585	2,711
Net cash provided by (used in) operating activities	17,754	16,409	(4,200)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,737)	(2,624)	(369)
Purchases of intangibles	(109,102)	(440)	—
Purchases of short-term investments	(304,500)	(337,442)	(91,394)
Proceeds from sale of short-term investments	380,253	156,717	79,933
Net cash used in investing activities	(36,086)	(183,789)	(11,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	321	249,936	246
Repurchase of common stock	(5,202)	—	—
Proceeds from the exercise of common stock options and warrants	1,483	13,343	14,619
Payment of withholding taxes related to stock-based employee compensation	(4,142)	(4,473)	(1,167)
Net cash (used in) provided by financing activities	(7,540)	258,806	13,698
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,872)	91,426	(2,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	111,795	20,369	22,701
CASH AND CASH EQUIVALENTS, END OF YEAR	$85,923	$111,795	$20,369

The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:

Universal Display Corporation (Company) is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts, acquisitions from and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan), FUJIFILM Corporation (FUJIFILM), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries), the Company has established a significant portfolio of proprietary OLED technologies and materials (see Notes 3, 5 and 7).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., Universal Display Corporation Hong Kong, Ltd., Universal Display Corporation Korea, Inc., Universal Display Corporation Japan, Inc. and UDC Ireland Limited. All intercompany transactions and accounts have been eliminated.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments at December 31, 2012 and 2011 consist of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2012
Certificates of deposit	$7,562	$3	$(5)	$7,560
Commercial paper	2,997	—	—	2,997
Corporate bonds	141,349	9	(25)	141,333
U.S. Government bonds	3,098	—	—	3,098
Convertible notes	4,300	—	—	4,300
	$159,306	$12	$(30)	$159,288
December 31, 2011
Certificates of deposit	$5,797	$—	$(5)	$5,792
Corporate bonds	223,260	43	(25)	223,278
U.S. Government bonds	5,224	—	—	5,224
	$234,281	$43	$(30)	$234,294

Financial Table of Contents

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics, Inc. (Plextronics), a private company engaged in printed solar, lighting and other electronics related research and development. Under the joint development agreement, the Company is committed to pay $1 million per year to Plextronics for three years. In addition, the Company invested $4 million in Plextronics through the purchase of a convertible promissory note. The Company also received warrants in connection with the purchase of the convertible note. The note accrues interest at the rate of 3% per year and is due and payable by June 30, 2013. The note is included in short-term investments on the consolidated balance sheet. Depending on certain conditions, the note may either convert automatically, or if other certain conditions are met, the Company has the option to convert the note into shares of Plextronics’ preferred stock at a specified conversion price.

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

All short-term investments held at December 31, 2012 will mature within one year. Long-term investments held at December 31, 2012 will mature between February 2014 and July 2015.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  The Company’s accounts receivable balance is a result of chemical sales, royalties, license fees and U.S. government contract revenues.  These receivables have historically been paid timely.  Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required.  The Company recorded no bad debt expense in the years ended December 31, 2012, 2011 and 2010.

Inventory

Inventory, which consists of materials that have been classified as commercial, is valued at the lower of cost or market using the first-in, first-out method. Commercial materials are materials that have been validated by the Company for use in commercial OLED products.

Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,863	$63,863	$—	$—
Short-term investments	158,018	154,018	—	4,000
Long-term investments	1,270	970	—	300

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 (in thousands):

Financial Table of Contents

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$96,538	$96,538	$—	$—
Short-term investments	234,294	234,294	—	—

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

These convertible promissory note investments are inherently risky as the notes lack a ready market for resale, and the note issuer's success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies we have invested in could fail or not be able to raise additional funds when needed. These events could cause our investments to become impaired. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as mergers and private sales.

We determine the fair value of our convertible promissory note investments portfolio quarterly. The fair value of our convertible promissory note investments is determined through the consideration of whether the investee is experiencing financial difficulty. Management performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future. The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

•	the investee's revenue and earnings trends relative to pre-defined milestones and overall business prospects;

•	the technological feasibility of the investee's products and technologies;

•	the general market conditions in the investee's industry or geographic area, including adverse regulatory or economic changes;

•	factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and

•	the investee's receipt of additional funding at a lower valuation.

If the fair value of a convertible promissory note investment is below our carrying value, the asset will be written down to its fair value with a resulting charge to net income. Temporary impairments result in a write down of the investment to its fair value with the charge reported in shareholders' equity. There were no impairments of non-marketable convertible debt as of December 31, 2012.

The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the year ended December 31, 2012, which had been classified in Level 3 in the fair value hierarchy (in thousands):

Year Ended December 31, 2012
Fair value of notes, beginning of year	$—
Investments	4,300
Fair value of notes, end of year	$4,300

Financial Table of Contents

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the years ended December 31, 2011 and 2010, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Year Ended December 31
	2011	2010
Fair value of stock warrant liability, beginning of year	$10,660	$3,720
Loss for period	4,190	10,077
Warrants exercised	(14,850)	(3,137)
Fair value of stock warrant liability, end of year	$—	$10,660

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs at December 31:

2010
Contractual life (years)	0.6
Expected volatility	55.6%
Risk-free interest rate	0.2%
Annual dividend yield	—%

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments are carried at fair value as noted above.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of 30 years for building, 15 years for building improvements, and three to seven years for office and lab equipment and furniture and fixtures. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2012, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2011 or 2010.

Stock Warrant Liability

The Company had warrants to purchase shares of common stock outstanding containing a “down-round” provision.  In accordance with the guidance in Accounting Standards Codification (ASC) 815, Derivatives and Hedging, the fair value of these warrants was required to be reported as a liability, with the changes of fair value recorded on the statement of operations.  The change in fair value of these warrants resulted in a non-cash loss on the Company’s consolidated statement of operations of $4.2 million and $10.1 million for the years ended December 31, 2011 and 2010, respectively. In 2011, all remaining outstanding stock warrants to purchase shares of the Company’s common stock were exercised.

The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model as noted above in “Fair Value Measurements.”

Financial Table of Contents

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

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$9,660	$3,155	$(19,917)
Denominator:
Weighted average common shares outstanding – Basic	45,951,276	43,737,968	37,567,374
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	648,661	956,803	—
Restricted stock awards and units	283,665	445,623	—
Weighted average common shares outstanding – Diluted	46,883,602	45,140,394	37,567,374
Net income (loss) per common share:
Basic	$0.21	$0.07	$(0.53)
Diluted	$0.21	$0.07	$(0.53)

For the year ended December 31, 2012, the combined effects of outstanding stock options, and unvested restricted stock awards and restricted stock units, and outstanding stock options of 212,941, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the year ended December 31, 2011, the effect of 586,972 warrants prior to their exercise was excluded from the calculation of diluted EPS as the impact would have been antidilutive. For the year ended December 31, 2010, the effects of the assumed exercise of the combined outstanding stock options and warrants and unvested restricted stock awards and restricted stock units of 3,165,048 and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as the impact would have been antidilutive.

Revenue Recognition and Deferred Revenue

Material sales relate to the Company’s sale of its OLED materials, for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.

The Company has received non-refundable advance license and royalty payments under certain commercial, development and technology evaluation agreements. Certain of the payments under development and technology evaluation agreements are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such commercial license agreements are executed or negotiations have ceased and Company management determines that there is no appreciable likelihood of executing a commercial license agreement with the other party. Revenue would then be recognized over the term of the agreement or the expected useful life of the relevant licensed technology, for perpetual licenses, if there is an effective commercial license agreement or amounts are not creditable against future commercial license fees, or at the time Company management determines that there is no appreciable likelihood of an executable commercial license agreement. Amounts deferred are classified as current and non-current based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions, amounts classified as current as of December 31, 2012, may not be recognized as revenue over the next twelve months. As of December 31, 2012, $7.4 million was recorded as deferred revenue, of which $1.5 million is creditable against future commercial license agreements that have not yet been executed or deemed effective. For the years ended December 31, 2012 and 2010, respectively, $1.9 million and $2.1 million of revenue was recognized relating to cash payments received that were creditable against license fees and/or royalties for which the Company determined there was no appreciable likelihood of executing a commercial license agreement with the customer. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue is recognized when earned and the amount is fixed and determinable.

Financial Table of Contents

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

Included in accounts receivable as of December 31, 2012 and 2011 are unbilled receivables of $308,000 and $870,000, respectively. All amounts are billed and due within one year.

Cost of Material Sales

Cost of material sales represents costs associated with the sale of materials that have been classified as commercial.

Research and Development

Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Development and operations in the Company’s facilities	$21,381	$18,707	$16,194
Costs incurred under sponsored research agreements	2,058	1,022	1,143
PPG OLED Materials Agreement (Note 7)	6,170	3,539	3,296
Scientific Advisory Board compensation	423	861	1,062
	$30,032	$24,129	$21,695

Patent Costs and Amortization of Acquired Technology

Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred. Costs to successfully defend a challenge to a patent are capitalized to the extent of an evident increase in the value of the patent. Costs that relate to an unsuccessful outcome are charged to expense. Amortization costs relate to acquired technology from FUJIFILM and Motorola in 2012 and 2011, respectively.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company's reporting currency is the U.S. dollar. The functional currency for the Company's Ireland subsidiary is also the U.S. dollar and the functional currency for each of the Company's Asia-Pacific foreign subsidiaries is its local currency. The Company translates the amounts included in the Consolidated Statements of Operations from its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which it believes are representative of the actual exchange rates on the dates of the transactions. The Company's foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss. The overall effect of the translation of foreign currency and foreign currency transactions to date have been insignificant.

Statement of Cash Flow Information

The following non-cash activities occurred (in thousands):

Financial Table of Contents

	Year Ended December 31,
	2012	2011	2010
Unrealized (loss) gain on available-for-sale securities	$(31)	$(1)	$(12)
Common stock issued for royalties that was earned in a previous period	—	—	81
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	328	300	314
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	(252)	1,113	930
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	—	14,850	3,137

During the year ended December 31, 2012, 2011, and 2010, the Company paid cash of $5.3 million, $2.0 million, and $330,000 for income taxes.

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

In June 2011, the FASB issued amended standards for the reporting of other comprehensive income.  The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Regardless of which option is chosen, the entity is required to present on the face of the financial statements any adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued additional standards which defer specific requirements to present reclassification adjustments for each

Financial Table of Contents

component of accumulated other comprehensive income. The new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new guidance did not have an impact on the Company’s results of operations or financial position, but changed the Company’s presentation of comprehensive income (loss).

In February 2013, the FASB issued amended standards that revised the reporting of reclassifications out of accumulated other comprehensive income and addressed certain matters from the June 2011 standards for reporting of other comprehensive income that were deferred pending additional consideration. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. This new guidance will not have an impact on the Company’s results of operations or financial position, but may change the Company’s presentation of net income (loss) and comprehensive income (loss), and/or disclosures to the Company's Consolidated Financial Statements.

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Research Agreement (2006 Research Agreement) was effective as of May 1, 2006, and had an original term of 3 years.  The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement are made to USC on a quarterly basis as actual expenses are incurred.  The Company incurred $2.2 million in research and development expense for work performed under the 2006 Research Agreement during the original term, which ended on April 30, 2009.

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional 4 years. As of December 31, 2012, the Company is obligated to pay USC up to $835,000 for work to actually be performed during the remaining extended term, which runs through April 30, 2013.  From May 1, 2009 through December 31, 2012, the Company incurred $4.3 million in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company incurred $2.1 million, $1.2 million and $556,000 of royalty expense in connection with the agreement for the years ended December 31, 2012, 2011 and 2010, respectively.

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

4.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land	$820	$820
Building and improvements	11,652	11,469
Office and lab equipment	19,056	15,597
Furniture and fixtures	374	341
Construction-in-progress	619	1,392
	32,521	29,619
Less: Accumulated depreciation	(20,713)	(18,735)
Property and equipment, net	$11,808	$10,884

Depreciation expense was $2.0 million, $1.5 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	ACQUIRED TECHNOLOGY:

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and FUJIFILM. These intangible assets consist of the following (in thousands):

	December 31,
	2012	2011
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
FUJIFILM	109,102	—
	126,492	17,390
Less: Accumulated amortization	(21,868)	(16,999)
Acquired technology, net	$104,624	$391

Amortization expense for all intangible assets was $4.9 million, $49,000 and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Motorola Patent Acquisition

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

Financial Table of Contents

On March 9, 2011, the Company purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents, pursuant to a Patent Purchase Agreement.  The Patent Purchase Agreement effectively terminated the Company’s license agreement with Motorola, including any obligation to make royalty payments to Motorola.

The technology acquired from Motorola had an assigned value of $440,000 as of March 9, 2011, which is being amortized over a period of 7.5 years.  The Company accrued royalty expense in connection with the Motorola license agreement of $310,000 and $163,000 for the years ended December 31, 2010 and 2009, respectively.  To satisfy the royalty obligation, the Company issued to Motorola 7,200 shares of the Company’s common stock, valued at $81,000, and paid $81,000 in cash for the year ended December 31, 2009, which were issued and paid in 2010. There was no corresponding royalty expense for the years ended December 31, 2011 and 2012.

FUJIFILM Patent Acquisition

On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with FUJIFILM. Under the Agreement, FUJIFILM sold more than 1,200 OLED related patents and patent applications in exchange for a cash payment of $105.0 million. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted the Company to assign all of its rights and obligations under the Agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the Agreement, its rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012.

The Company recorded the $105.0 million plus $4.1 million of costs as acquired technology which is being amortized over a period of 10 years. The total amortization expense for the year ended December 31, 2012 associated with the acquired technology is $4.8 million, and is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statement of Operations.

Amortization expense related to acquired technology is currently expected to be as follows (in thousands):

Year	Projected Expense
2013	$10,969
2014	10,969
2015	10,969
2016	10,969
2017	10,969
Thereafter	49,779
$104,624

6.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Compensation	$5,196	$5,591
Royalties	2,069	1,219
Consulting	337	339
Professional fees	1,302	759
Research and development agreements	1,130	546
Other	360	566
	$10,394	$9,020

Financial Table of Contents

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

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

The Company issued 181 and 72,873 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries during the years ended December 31, 2011 and 2010, respectively. For these shares, the Company recorded expense of $9,000 and $1.2 million for the years ended December 31, 2011 and 2010, respectively. No shares were issued for services to PPG for the year ended December 31, 2012.

The Company recorded expense of $6.2 million, $3.5 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial materials.

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

Stock Repurchase Program

On November 14, 2012, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. During the year ended December 31, 2012, the Company purchased 205,902 shares at a cost of approximately $5.2 million.

Public Offering

In March 2011, the Company sold 5,750,000 shares of its Common Stock at $46.00 per share in a registered underwritten public offering. The offering resulted in proceeds to the Company of $249.6 million, which was net of $14.9 million in underwriting discounts and commissions and other costs associated with completion of the offering.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year.  The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded, compensation charges for services performed, related to all restricted stock units  granted to non-employee members of the Board of Directors, selling, general and administrative expense of $532,000, $816,000 and $285,000, respectively. Restricted stock issued during 2012, 2011, and 2010 was 20,000, 20,000, and 23,036 shares.

Warrants to Purchase Common Stock

During the years ended December 31, 2011 and 2010, respectively, warrants to purchase 586,972 and 677,826 shares of common stock were exercised, resulting in proceeds to the Company of $7.4 million and $9.5 million, respectively. As of December 31, 2012 and 2011, the Company had no warrants to purchase shares of the Company’s common stock outstanding.

Scientific Advisory Board

In January 2011 and 2010, respectively, the Company granted a total of 59,472 and 127,995 shares of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2010 and 2009, respectively.  The fair value of the shares issued was $1.8 million and $1.5 million, respectively, for employees and $300,000, and $300,000, respectively, for non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2010 and 2009, respectively.  In connection with the issuance of these grants, 18,792 and 41,259 shares, respectively, with a fair value of $655,000 and $585,000, were withheld in satisfaction of employee tax withholding obligations in 2011 and 2010, respectively. The stock awards were recorded as a compensation charge for the years ended December 31, 2010 and 2009 in selling, general and administrative expense in the amounts of $1.2 million and $1.1 million, respectively, and in research and development expense in the amounts of $875,000 and $762,000, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	Unrealized gain (loss) on marketable securities	Actuarial loss on retirement plan	Total
Balance January 1, 2010	25	—	25
Change during period	(11)	(6,052)	(6,063)
Balance December 31, 2010	14	(6,052)	(6,038)
Change during period	(1)	182	181
Balance December 31, 2011	13	(5,870)	(5,857)
Change during period	(31)	186	155
Balance December 31, 2012	(18)	(5,684)	(5,702)

Financial Table of Contents

11.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan.  The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company.  Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2012, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000, and have extended the term of the plan through 2015. At December 31, 2012, there were 1,399,488 shares that remained available to be granted under the Equity Compensation Plan.

The following table summarizes the stock option activity during the year ended December 31, 2012 for all grants under the Equity Compensation Plan:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,079,223	$10.54
Granted	—	—
Exercised	(243,493)	7.10
Forfeited	—	—
Cancelled	(7,500)	7.88
Outstanding at December 31, 2012	828,230	11.58
Vested and expected to vest	828,230	11.58
Exercisable at December 31, 2012	828,230	11.58

The weighted average grant date fair value of stock options granted in 2010 was $3.84.  The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers assumptions related to volatility, risk-free interest rates, dividend yields and expected life.  Expected volatility was based on the Company’s historical daily stock price volatility.  The risk-free rate was based on average U.S. Treasury security yields in the quarter of the grant.  The dividend yield was based on historical information.  The expected life was determined using historical information and management estimates.

The following table provides the assumptions used in determining the fair value of the stock options for the year ended December 31, 2010:

2010
Dividend yield rate	—
Expected volatility	46.3%
Risk-free interest rates	0.2%
Expected life	0.3 years

A summary of stock options outstanding and exercisable by price range at December 31, 2012 is as follows (in thousands, except share and per share data):

Financial Table of Contents

	Outstanding and Exercisable
	Number of Options Outstanding at December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Aggregate Intrinsic
Exercise Price	2012	Life (Years)	Price	Value (A)
$5.91-9.04	221,115	2.05	$8.15	$3,863
9.05-13.92	411,945	2.49	11.11	5,976
13.93-18.34	195,170	1.65	16.46	1,789
5.91–18.34	828,230	2.17	11.58	$11,628

(A)	The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2012.

The total intrinsic value of stock awards exercised during the years ended December 31, 2012, 2011 and 2010 was $7.5 million, $25.0 million and $8.1 million, respectively. The Company recorded $30,000 as compensation expense related to the vesting of all employee stock options for the year ended December 31, 2010. There was no corresponding charges in the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012, 2011 and 2010, 5,878, 32,800 and 54,650 shares of common stock, valued at $245,000, $1.3 million and $1.5 million, respectively, were tendered to net share settle the exercise of options. In connection with the exercise of options during the years ended December 31, 2012 and 2011, 15,066 and 13,031 shares, with a fair value of $628,000 and $438,000, respectively, were withheld in satisfaction of tax withholding obligations.

Stock Appreciation Rights

        During the year ended December 31, 2011, the Company granted 24,000 cash-settled SARs to certain executive officers. The SARs represent the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeds the base price of the SAR award. The SARs vested on the first anniversary of the date of grant, provided that the grantee was still an employee of the Company on the applicable vesting date.

The following table summarizes the SARs activity during the year ended December 31, 2012 for all grants under the Equity Compensation Plan:

	SARs	Base Price
Outstanding at January 1, 2012	24,000	$34.78
Granted	—	—
Vested	(24,000)	34.78
Forfeited	—	—
Cancelled	—	—
Outstanding at December 31, 2012	—	—

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

Financial Table of Contents

Dividend yield rate	—
Expected volatility	23.4%
Risk-free interest rates	0.02%
Expected life	0.02 years

Based on the fair value of the SARs as of December 31, 2011, the Company recorded, selling, general and administrative expense of $13,000 and research and development expense of $32,000 for the year ended December 31, 2011. During the year ended December 31, 2012, all SARs were settled, resulting in cash payments of $49,000. The Company recorded $1,000 to general and administrative expense, and $3,000 to research and development expense, for the year ended December 31, 2012, related to the SARs. No such grants were made in 2012.

Restricted Stock Awards and Restricted Stock Units

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

For the years ended December 31, 2012, 2011 and 2010, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $2.9 million, $3.0 million and $2.0 million, respectively, and research and development expense of $1.3 million, $1.7 million and $1.4 million, respectively. In connection with the vesting of restricted stock awards and units during the years ended December 31, 2012, 2011 and 2010, respectively, 90,929, 83,089 and 40,049 shares, with an aggregate fair value of $3.5 million, $3.4 million and $582,000, were withheld in satisfaction of tax withholding obligations.

Employee Stock Grants

For the years ended December 31, 2012, 2011 and 2010, respectively, the Company granted to employees and non-employees 1,755, 3,196 and 2,881 shares of common stock, which shares fully vested as of the date of grant. The Company recorded research and development expense of $67,000, $129,000 and $56,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for the fair value of these awards.

   The following table summarizes the stock activity related to restricted stock awards and units and fully vested share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2012	657,341	$16.68
Granted	257,554	37.95
Vested	(290,566)	19.78
Cancelled	(3,358)	28.03
Unvested, December 31, 2012	620,971	24.00

The weighted average grant-date fair value of restricted stock awards and units and fully vested share based payment awards granted was $37.95, $35.21 and $13.54 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Financial Table of Contents

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

For years ended December 31, 2012, 2011 and 2010, the Company issued 11,667, 10,531 and 19,583 shares of its common stock under the ESPP, resulting in proceeds of $321,000, $307,000 and $246,000, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recorded charges of $26,000, $31,000 and $26,000, respectively, to selling, general and administrative expense and $78,000, $76,000 and $51,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2012 there were five participants in the SERP.

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

Financial Table of Contents

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

In connection with the initiation of the SERP, the Company recorded cost related to prior service of $5.6 million as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2013 is $584,000.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$8,423	$7,078
Service cost	601	542
Interest cost	371	385
Actuarial loss	442	418
Benefit obligation, end of year	9,837	8,423
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$9,837	$8,423

Current liability	—	163
Noncurrent liability	$9,837	$8,260

The accumulated benefit obligation for the plan was $8.0 million and $7.0 million as of December 31, 2012 and 2011, respectively.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost	$601	$542	$332
Interest cost	371	385	256
Amortization of prior service cost	584	584	438
Amortization of loss	44	16	—
Total net periodic benefit cost	$1,600	$1,527	$1,026

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

Financial Table of Contents

	Year Ended December 31,
	2012	2011
Discount rate	3.49%	4.44%
Rate of compensation increases	3.5%	3.5%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2012	2011
Discount rate	4.44%	5.44%
Rate of compensation increases	3.5%	3.5%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2013 are as follows (in thousands):

Amortization of prior service cost	$584
Amortization of loss	92
Total	$676

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2013	$—
2014	—
2015	302
2016	403
2017	816
2018-2022	4,733
Thereafter	12,100

13.	COMMITMENTS AND CONTINGENCIES:

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

Financial Table of Contents

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

Patent Related Challenges and Oppositions

Each major jurisdiction in the world that grants patents provides third parties with opportunities and access to administrative proceedings whereby they can request for additional review of previously issued patents in the respective jurisdiction. Each jurisdiction provides unique procedures for undertaking such activities, as well as different vehicles to review and appeal the determinations made in connection with such reviews. The conclusions made by the administration bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.

Below are summaries of certain proceedings that have been commenced against issued patents that are either exclusively licensed to the Company or which are now assigned to the Company. The Company notes that it currently has more than 3,000 issued patents and pending patent applications, worldwide, which are utilized in the Company’s materials supply and device licensing business. The Company does not believe that the confirmation, loss or modification of the Company’s rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on the Company’s material sales or licensing business. However, as noted within the descriptions, many of the following legal proceedings involve patents relating to the Company’s key phosphorescent OLED technologies and the Company intends to vigorously defend against such claims, which may require the expenditure of significant amounts of the Company’s resources. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology.

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

Opposition to European Patent No. 1449238*

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

All the parties filed notices of appeal to the EPO’s panel decision and submitted their initial papers in support of their respective requests for appellate review . The Company is currently awaiting for the EPO to schedule an Oral Hearing.

At this time, based on its current knowledge, Company management believes that the EPO will uphold the Company’s positions on appeal. However, Company management cannot make any assurances of this result.

Financial Table of Contents

Invalidation Trial in Japan for Japan Patent No. 3992929*

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

On February 28, 2011, the Company learned that the JPO had issued a decision recognizing the Company’s invention and upholding the validity of most of the claims including those directed to the homoleptic iridium phenylpyridine family of compounds, but finding the broader set of claims in the patent invalid. The Company filed an appeal to the Japanese IP High Court. After filing the appropriate notices, supporting briefs and having the applicable hearings before the Japanese IP High Court, on May 16, 2012, the Company learned that the Japanese IP High Court issued a decision that confirmed the prior decision of the JPO. The Company filed a notice of appeal with the Japanese Supreme Court and received notice that on December 9, 2012 the Japanese Supreme Court denied the Company's request to review the Japanese IP High Court's decision. Accordingly, the Japanese IP High Court's decision is now final.

Opposition to European Patent No. 1394870*

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*

On May 24, 2010, the Company received two Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP ‘781 patent) and 4358168 (the JP ‘168 patent). The requests for these two additional Invalidation Trials were also filed by SEL. The JP ‘781 and ‘168 patents are also Japanese counterpart patents, in part, to the above-noted U.S. ‘828 Patent Family and EP ‘238 patent. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

On March 31, 2011, the Company learned that the JPO had issued decisions finding all claims in the JP ‘781 and JP ‘168 patents invalid. Company management believes that the JPO’s decisions invalidating these claims were erroneous, and the Company filed appeals for both cases to the Japanese IP High Court.

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012. On November 7, 2012 the Company was notified by its Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration. No dates for further proceedings have been set by the JPO at this point in time, however the JPO may review the matter and issue a decision in view of the Japanese IP High Court's findings on its own schedule without further briefings or argument.

Financial Table of Contents

At this time, based on its current knowledge, Company management believes that all the claims in the Company’s JP ‘781 and JP ‘168 patents should be upheld by the JPO on remand. However, Company management cannot make any assurances of this result.

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

On April 21, 2011, the Company’s Korean patent counsel received a copy of the petitioner’s brief in support of the Request. The Company filed a response to the Request on June 20, 2011. The petitioner filed a rebuttal brief on August 8, 2011, and the Company filed a response to the rebuttal brief on October 12, 2011. The petitioner filed a second rebuttal brief on January 17, 2012, and the Company filed a response to the second rebuttal brief on March 29, 2012. The petitioner filed a third rebuttal brief on June 12, 2012, to which the Company filed rebuttal briefs on October 12, 2012 and on November 2, 2012. At an oral hearing held on December 18, 2012, the judges asked for further briefs, which have now been submitted.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for the Company’s Japanese Patent No. JP-4511024 (the JP ‘024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP ‘929 patent. The JP ‘024 patent is a counterpart patent, in part, to the U.S. ‘238 Patent Family, which relate to the EP ‘870 patent, which is subject to one of the above-noted European oppositions; and to the Company's Korean KR-558632 and KR-963857 patents, which relate to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

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

A Notice of Appeal was filed with the Japanese IP High Court on September 5, 2012. The Appeal Brief was timely filed on October 19, 2012. The opponent filed their reply on January 15, 2013. It is expected that the parties will file additional briefs in support of their positions and that the Japanese IP High Court may render a decision in the second half of 2013.

At this time, based on its current knowledge, Company management believes that the patent being challenged should be declared valid and that all or a significant portion of its claims should be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1252803*

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

On December 7, 2012 the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. The written decision was reported by the EPO on December 21, 2012. The Company chose not to file an appeal. At least two of the three opponents filed an appeal as of the February 21, 2013 due date.

Financial Table of Contents

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of its claims will be further upheld on appeal if one is timely filed by the opponents. However, Company management cannot make any assurances of this result.

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

The EPO combined the oppositions into a single opposition proceeding. The Company’s response to the opponent's opposition briefs was timely filed on June 28, 2012.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of its claims will be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, oppositions were filed to the Company’s European Patent No. 1933395 (the EP ‘395 patent). These oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE. The EP ‘395 patent is a counterpart patent to the above-noted JP ‘168 patent, and to Korean Patent Nos. KR-840,637 and KR-937-470, counterpart patent, in part, to the U.S. ‘828 Patent Family. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1981898*

On January 18, 2013 an opposition was filed to the Company's European Patent No. 1981898 (the EP '898 patent). This opposition was filed only by Merck Patent GmbH. The EP '898 patent is exclusively owned by the Company.

The EPO set a due date of June 15, 2013 for filing a response to this opposition.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be upheld. However, Company management cannot make any assurances of this result.

14.	CONCENTRATION OF RISK:

Included in technology development and support revenue in the accompanying statement of operations, is $3.4 million, $5.8 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, which has been derived from contracts with United States government agencies.  Revenues derived from contracts with government agencies represented 4%, 9% and 16% of the consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenues and accounts receivable from our largest non-government customers for the years ended December 31 were as follows (in thousands):

Financial Table of Contents

	2012		2011		2010
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	68%	$6,257	51%	$5,208	35%	$2,635
B	5%	867	11%	845	23%	2,246
C	6%	—	18%	63	—%	—

The Company's relationship with customer C is under an agreement that is presently scheduled to expire in less than 12 months.

Revenues from outside of North America represented 95%, 89% and 82% of the consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues by geographic area are as follows (in thousands):

Country	2012	2011	2010
United States	$3,893	$6,842	$5,370
South Korea	61,960	38,582	18,015
Japan	13,666	15,005	5,342
Taiwan	3,074	643	1,736
Other	651	217	82
All foreign locations	79,351	54,447	25,175
Total revenue	$83,244	$61,289	$30,545

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), which includes acquired technology, by geographic area are as follows (in thousands):

	2012	2011
United States	$11,844	$10,901
Ireland	104,292	—
Other	296	374
Total long-lived assets	$116,432	$11,275

All chemical materials were purchased from one supplier. See Note 7.

15.	INCOME TAXES:

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$20,069	$3,729	$(20,023)
Foreign	(5,201)	(1,288)	(28)
Income (loss) before income tax	$14,868	$2,441	$(20,051)

The components of the income tax (expense) benefit are as follows (in thousands):

Financial Table of Contents

	Year ended December 31,
	2012	2011	2010
Current income tax (expense) benefit:
Federal	$(225)	$—	$—
State	—	2,660	464
Foreign	(4,994)	(1,946)	(330)
	(5,219)	714	134
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	11	—	—
	11	—	—
Income tax (expense) benefit	$(5,208)	$714	$134

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	31.6%	14.8%	10.1%
Sale of New Jersey tax attributes	—%	50.8%	0.3%
Effect of foreign operations	7.1%	17.9%	(1.7)%
Nondeductible employee compensation	0.1%	44.4%	(0.2)%
Loss on stock warrant liability	—%	58.4%	(17.1)%
Research tax credits	—%	(34.7)%	4.3%
Change in valuation allowance	(33.0)%	(226.9)%	(35.3)%
Other	(4.8)%	12.0%	6.3%
Effective tax rate	35.0%	(29.3)%	0.7%

As of December 31, 2012, the Company had net operating loss and credit carry forwards.  The Company’s net operating loss carry forwards differ from the accumulated deficit principally due to the timing of the recognition of certain revenues and expenses.  A portion of the Company’s net operating loss carry forwards relates to tax deductions from stock-based compensation that would be accounted for as an increase to additional paid-in capital for financial reporting purposes to the extent such future deductions could be utilized by the Company.   Pursuant to Internal Revenue Code sections 382 and 383, utilization of the Company’s net operating loss and tax credit carry forwards could be subject to an annual limitation because of certain ownership changes.

The following table summarizes Company tax loss and tax credit carry forwards at December 31, 2012 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Loss carry forwards:
Federal net operating loss	$167,514	$56,955	2020 to 2030
Foreign net operating loss	806	101	n/a
State net operating loss	76,098	855	2014 to 2030
Total loss carry forwards	$244,418	$57,911
Tax credit carry forwards:
Research tax credits	n/a	$8,278	2020 to 2031
Foreign tax credits	n/a	7,226	2020 to 2022
Minimum tax credit	n/a	225	n/a
State research tax credits	n/a	2,883	2020 to 2027
Total credit carry forwards	n/a	$18,612

Financial Table of Contents

Significant components of the Company's net deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carry forwards	$48,602	$57,974
Capitalized technology license	2,525	3,352
Capitalized research expenditures	2,009	976
Accruals and reserves	1,270	2,119
Retirement plan	3,432	3,364
Deferred revenue	2,591	3,758
Tax credit carry forwards	18,612	12,359
Other	414	502
	79,455	84,404
Valuation allowance	(79,444)	(84,404)
Net deferred tax asset	$11	$—

During 2012, the Company recorded a current deferred tax asset in connection with foreign returns totaling $11,000. These deferred assets are not subject to a valuation allowance because management believes they will more likely than not be realized. The Company's current federal income tax provision for the year ended December 31, 2012 results from a $225,000 federal alternative minimum tax (AMT) liability. Although AMT payments may be utilized as credits against future regular income tax liabilities, the Company's AMT credits are currently offset by a full valuation allowance.

During the years ended December 31, 2012, 2011 and 2010, the Company paid foreign taxes on South Korean royalty and license fee income of $4.9 million, $1.9 million and $330,000, respectively, which were recorded as current income tax expense. Any potential tax credit to be received by the Company on its United States tax returns is currently offset by a full valuation allowance (see below). For earlier years, the Company filed for and was granted a five year exemption on withholding tax on royalty payments received from Samsung Display Co., Ltd. (SDC) under its patent license agreement as part of a tax incentive program in South Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, SDC has been required to withhold tax at a rate of 16.5% upon payment of royalties and license fees to the Company.

During the years ended December 31, 2011 and 2010, the Company sold approximately $45.2 million and $3.8 million, respectively, of its state net operating losses and $232,000 and $194,000 of its state research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program, and received net proceeds of $2.7 million and $464,000, respectively.  The Company recorded these sales as income tax benefit.

Based on previous earnings history, a current evaluation of expected future taxable income and other evidence, the Company determined it is not more likely than not that certain deferred tax assets will be realized. Therefore, the Company has not released any valuation allowance. The Company's valuation allowance decreased by $5.0 million and $5.6 million for the years ended December 31, 2012 and 2011, respectively, and increased by $9.5 million for the year ended December 31, 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2012, a full valuation allowance has been established for significantly all of the Company's net deferred tax assets because the Company incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, the Company has assessed that the net deferred tax assets do not meet the criteria for realization. In future periods, if the Company determines it is more likely than not that net deferred tax assets will be realized, the related valuation allowance would be reduced and an income tax benefit would be recorded.

The Company's tax deductions resulting from the exercise of certain share-based awards has exceeded the aggregate compensation expense recorded for financial reporting purposes for such awards. These “windfall”' deductions resulted in excess tax benefits that must be analyzed to determine whether realization has occurred.  The Company uses the “with and without”

Financial Table of Contents

approach as described in ASC 740, Income Taxes, whereby the excess tax benefit of deductions from stock-based compensation is reflected as an increase in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes available to the Company.  Given the Company's net operating loss carry forward position, no incremental benefit has been recognized in paid-in capital for such excess tax benefits.  Although these additional tax benefits or windfalls are reflected in the net operating loss carryforwards, the additional tax benefit associated with the windfalls will not be recognized until the deduction reduces income taxes payable.

The Company did not record a liability for uncertain tax positions as of December 31, 2012 and December 31, 2011. Company management does not anticipate any material change in its uncertain tax positions in the next twelve months. The Company’s federal income tax returns for 2009 through 2011 are open tax years and are subject to examination by the Internal Revenue Service. State tax years 2008 to 2011 remain open to examination by the jurisdictions (Pennsylvania, New Jersey, and Idaho) in which the Company is subject to tax. However, due to net operating losses, the Company's federal income tax returns for 1996 and later will remain subject to examination until the losses are utilized or expire; certain state returns remain open as well. In addition, the Company's foreign returns from 2010 are open tax years.

16.	DEFINED CONTRIBUTION PLAN:

The Company maintains the Universal Display Corporation 401(k) Plan (Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (Code).  The Plan covers substantially all full-time employees of the Company.  Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation.  For the years ended December 31, 2012, 2011 and 2010, the Company contributed $270,000, $251,000 and $245,000, respectively, to the Plan.

17.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2012. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Year ended December 31, 2012 (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31		Total
Revenue	$12,620	$29,987	$12,504	$28,133	[1]	$83,244
Net (loss) income	(1,221)	10,964	(5,468)	5,385	[2]	9,660
Net (loss) income per common share:
Basic	(0.03)	0.24	(0.12)	0.12		0.21
Diluted	(0.03)	0.23	(0.12)	0.12		0.21
(1) includes $1.9 million of revenue that was recognized relating to cash payments received that were creditable against license fees and/or royalties for which the Company determined there was no appreciable likelihood of executing a commercial license agreement with the customer (see Note 2).

(2) includes the reversal of $703,000 of expense in the quarter ended December 31, 2012 related to accrued bonus compensation which was accrued during the first three quarters of 2012 based on estimated expected payments and adjusted as of December 31, 2012 based upon final projected amounts.

Year ended December 31, 2011 (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
Revenue	$9,601	$11,252	$21,777	$18,659	$61,289
Net (loss) income	(11,881)	3,313	5,989	5,734	3,155
Net (loss) income per common share:
Basic	(0.31)	0.07	0.13	0.13	0.07
Diluted	(0.31)	(0.03)	0.12	0.12	0.07

Per share amounts for each quarter have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts.