Form 10-Q
period 2013-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2013-05-09
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

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

 As of May 7, 2013, the registrant had outstanding 46,147,826 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,536	$85,923
Short-term investments	175,311	158,018
Accounts receivable	10,527	8,657
Inventory	9,082	11,018
Other current assets	7,632	3,929
Total current assets	248,088	267,545
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $21,222 and $20,713	12,512	11,808
ACQUIRED TECHNOLOGY, net of accumulated amortization of $24,610 and $21,868	102,196	104,624
INVESTMENTS	4,868	1,270
OTHER ASSETS	259	277
TOTAL ASSETS	$367,923	$385,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,622	$7,596
Accrued expenses	5,706	10,394
Deferred revenue	3,826	4,273
Other current liabilities	35	36
Total current liabilities	15,189	22,299
DEFERRED REVENUE	2,966	3,153
RETIREMENT PLAN BENEFIT LIABILITY	10,084	9,837
Total liabilities	28,239	35,289
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,587,199 and 46,561,437 shares issued at March 31, 2013 and December 31, 2012, respectively	466	465
Additional paid-in capital	564,379	564,883
Accumulated deficit	(208,969)	(204,211)
Accumulated other comprehensive loss	(5,536)	(5,702)
Treasury stock, at cost (401,501 and 205,902 shares at March 31, 2013 and December 31, 2012, respectively)	(10,658)	(5,202)
Total shareholders’ equity	339,684	350,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,923	$385,524
The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Material sales	$12,752	$10,529
Royalty and license fees	1,299	422
Technology development and support revenue	925	1,669
Total revenue	14,976	12,620
OPERATING EXPENSES:
Cost of material sales	3,092	1,088
Research and development	8,938	6,661
Selling, general and administrative	5,171	4,311
Patent costs and amortization of acquired technology	4,617	1,868
Royalty and license expense	312	250
Total operating expenses	22,130	14,178
Operating loss	(7,154)	(1,558)
INTEREST INCOME	210	357
INTEREST EXPENSE	(8)	(20)
LOSS BEFORE INCOME TAXES	(6,952)	(1,221)
INCOME TAX BENEFIT	2,194	—
NET LOSS	(4,758)	(1,221)

NET LOSS PER COMMON SHARE:
BASIC	$(0.10)	$(0.03)
DILUTED	$(0.10)	$(0.03)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
BASIC	45,823,414	45,749,072
DILUTED	45,823,414	45,749,072

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
NET LOSS	$(4,758)	$(1,221)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities	(3)	(104)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs	169	148

TOTAL OTHER COMPREHENSIVE INCOME	166	44

COMPREHENSIVE LOSS	$(4,592)	$(1,177)

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,758)	$(1,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred revenue	(678)	(917)
Depreciation	509	418
Amortization of intangibles	2,742	15
Amortization of premium and discount on investments, net	(116)	(238)
Stock-based employee compensation	1,174	800
Stock-based compensation to Board of Directors and Scientific Advisory Board	224	213
Retirement plan benefit expense	417	388
(Increase) decrease in assets:
Accounts receivable	(1,870)	2,019
Inventory	1,936	(1,731)
Other current assets	(3,703)	(827)
Other assets	18	15
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(6,837)	(1,987)
Other current liabilities	—	(1)
Deferred revenue	44	1,042
Net cash used in operating activities	(10,898)	(2,012)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(549)	(1,802)
Additions to intangibles	(69)	—
Purchase of investments	(102,142)	(139,512)
Proceeds from sale of investments	81,364	178,638
Net cash (used in) provided by investing activities	(21,396)	37,324
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	93	71
Repurchase of common stock	(5,456)	—
Proceeds from the exercise of common stock options and warrants	66	541
Payment of withholding taxes related to stock-based employee compensation	(2,796)	(3,473)
Net cash used in financing activities	(8,093)	(2,861)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,387)	32,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,923	111,795
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,536	$144,246
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(3)	$(104)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	300	328
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	282	252
Property, equipment and intangible invoices included in accounts payable	909	—

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BACKGROUND

Universal Display Corporation (the Company) is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in flat panel display, solid-state lighting and other product applications. The Company’s primary business strategy is to develop and license its proprietary OLED technologies to product manufacturers for use in these applications. In support of this objective, the Company also develops new OLED materials and sells those materials to product manufacturers. Through internal research and development efforts and acquisitions from and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan), FUJIFILM Corporation (Fujifilm), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries), the Company has established a significant portfolio of proprietary OLED technologies and materials (see Notes 5, 6 and 7).

2.	BASIS OF PRESENTATION

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2013 and results of operations and cash flows for the three months ended March 31, 2013 and 2012. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued amended standards that revised the reporting of reclassifications out of accumulated other comprehensive income and addressed certain matters from standards for reporting of other comprehensive income that were deferred pending additional consideration. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-

reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013, and such adoption did not have an impact on the Company’s results of operations or financial position, but did change the Company’s disclosures related to accumulated other comprehensive income. In addition, consistent with its annual financial statements, the Company has elected to present separate statements of operations and comprehensive income (loss) versus one continuous statement.

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

Investments at March 31, 2013 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2013 –
Certificates of deposit	$8,447	$4	$(7)	$8,444
Commercial paper	1,998	—	—	1,998
Corporate bonds	162,356	12	(30)	162,338
U.S. government bonds	3,099	—	—	3,099
Convertible notes	4,300	—	—	4,300
	$180,200	$16	$(37)	$180,179

Investments at December 31, 2012 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2012 –
Certificates of deposit	$7,562	$3	$(5)	$7,560
Commercial paper	2,997	—	—	2,997
Corporate bonds	141,349	9	(25)	141,333
U.S. government bonds	3,098	—	—	3,098
Convertible notes	4,300	—	—	4,300
	$159,306	$12	$(30)	$159,288

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics, Inc. (Plextronics), a private company engaged in printed solar, lighting and other electronics related research and development. Under the joint development agreement, the Company is committed to pay $1.0 million per year to Plextronics for three years.  In addition, the Company invested $4.0 million in Plextronics through the purchase of a convertible promissory note.  The Company also received warrants in connection with the purchase of the convertible note.  The note accrues interest at the rate of 3% per year. The Company intends to modify the note beyond its original due date of June 30, 2013.  Depending on certain conditions, the note may either convert automatically, or if other certain conditions are met, the Company has the option to convert the note into shares of Plextronics’ preferred stock at a specified conversion price. The note was classified as a short-term investment at December 31, 2012 and has been classified in long-term investments at March 31, 2013.

On July 17, 2012, the Company invested $300,000 in a private company engaged in plasma processing equipment research and development (the Borrower) through the purchase of a convertible promissory note. The note accrues interest at the rate of 5% per year and is due and payable by August 1, 2015.  The note is included in long-term investments on the consolidated balance sheet.  The Company has the option to convert the note into shares of the Borrower’s preferred stock at a specified conversion price.

All short-term investments held at March 31, 2013 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2013 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$36,063	$36,063	$—	$—
Short-term investments	175,311	175,311	—	—
Long-term investments	4,868	568	—	4,300

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,863	$63,863	$—	$—
Short-term investments	158,018	154,018	—	4,000
Long-term investments	1,270	970	—	300

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

The Company's convertible promissory note investments were initially recorded at cost and are classified within investments on the consolidated balance sheet. During the period, the convertible promissory note in Plextronics was reclassified from short-term investments to long-term investments. See Note 3.

These convertible promissory note investments are inherently risky as they lack a ready market for resale, and the note issuer’s success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies the Company has invested in could fail or not be able to raise additional funds when needed. These events could cause the Company's investments to become impaired. In addition, financial market volatility could negatively affect the Company's ability to realize value in the Company's investments through liquidity events, such as mergers and private sales.

The Company determines the fair value of our convertible promissory note investments portfolio quarterly.  The fair value of the Company's convertible promissory note investments is determined through the consideration of whether an investee is experiencing financial difficulty.  Management performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future.  The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

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

If the fair value of a convertible promissory note investment is below the Company's carrying value, the asset will be written down to its fair value with a resulting charge to net income. Temporary impairments result in a write down of the investment to its fair value with the charge reported in shareholders’ equity.  There were no impairments of non-marketable convertible promissory note investments as of March 31, 2013.

The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the three months ended March 31, 2013, which had been classified in Level 3 in the fair value hierarchy (in thousands):

Fair value of notes, beginning of period	$4,300
Investments	—
Fair value of notes, end of period	$4,300

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

Effective May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years.  As of March 31, 2013, the Company was obligated to pay USC up to $457,000 for work actually performed during the remaining extended term, which expired April 30, 2013.  From May 1, 2009 through March 31, 2013, the Company incurred $4.7 million in research and development expense for work performed under the amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $309,000 and $256,000 for the three months ended March 31, 2013 and 2012, respectively.

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

On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm.  Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications to the Company in exchange for a cash payment of $105.0 million.

The Company recorded the $105.0 million plus $4.1 million of costs as acquired technology which is being amortized over a period of 10 years.

Total amortization expense associated with acquired technology for the three month periods ended March 31, 2013 and 2012 was $2.7 million and $15,000, respectively. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter.  The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash.  The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30.  If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash.

The Company also reimburses PPG Industries for raw materials used for research and development.  The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded expense of $2.3 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals. No shares were issued for services to PPG Industries for the three months ended March 31, 2013 and 2012.

8.	SHAREHOLDERS’ EQUITY (in thousands, except for share and per share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, January 1, 2013	200,000	$2	46,561,437	$465	$564,883	$(204,211)	$(5,702)	(205,902)	$(5,202)	$350,235
Net loss	—	—	—	—	—	(4,758)	—	—	—	(4,758)
Other comprehensive income	—	—	—	—	—	—	166	—	—	166
Repurchase of common stock	—	—	—	—	—	—	—	(195,599)	(5,456)	(5,456)
Exercise of common stock options, net of tendered shares	—	—	5,332	—	66	—	—	—	—	66
Stock-based employee compensation, net of shares withheld for employee taxes (A)	—	—	(7,981)	—	(1,187)	—	—	—	—	(1,187)
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	—	—	24,153	1	524	—	—	—	—	525
Issuance of common stock under an Employee Stock Purchase Plan	—	—	4,258	—	93	—	—	—	—	93
Balance, March 31, 2013	200,000	$2	46,587,199	$466	$564,379	$(208,969)	$(5,536)	(401,501)	$(10,658)	$339,684

(A)	Includes $435 (13,356 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2013, less shares withheld for taxes in the amount of $153 (4,672 shares).

(B)	Includes $300 (9,212 shares) that was earned in a previous period and charged to expense when earned, but issued in 2013.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	Unrealized loss on available-for-sale securities	Net unrealized loss on retirement plan	Total
Balance January 1, 2013	$(18)	$(5,684)	$(5,702)
Other comprehensive income before reclassification	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income	—	169	169
Net current-period other comprehensive income	(3)	169	166
Balance March 31, 2013	$(21)	$(5,515)	$(5,536)

Amounts related to the retirement plan reclassified out of accumulated other comprehensive loss and included in net periodic benefit costs (see Note 11) for the three months ended March 31, 2013 were as follows (in thousands):

Amortization of prior service cost	$146
Amortization of actuarial loss	23
Total	$169

10.	STOCK-BASED COMPENSATION

The Company recognizes in the statements of operations the grant-date fair value of stock options and other equity based compensation, such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units, performance unit awards and stock appreciation rights (SARs), issued to employees and directors.

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

Performance unit awards are subject to either a performance-based or market-based vesting requirement. For performance-based vesting, the grant-date fair value is recognized over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved and compensation expense is periodically adjusted based on actual and expected performance. Compensation expense for performance units with market-based vesting is calculated based on the estimated fair value as of the grant date and is recognized over the service period on a straight-line basis.

Equity Compensation Plan

In 1995, the Board of Directors of the Company (the “Board”) adopted a stock option plan, which was amended and restated in 2003, 2011, and 2013 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, SARs, and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2013, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000 and have extended the term of the plan through September 1, 2015.

Restricted Stock Awards and Restricted Stock Units
During the three months ended March 31, 2013, the Company granted 111,821 shares of restricted stock awards and restricted stock units to employees, which had a total fair value of $3.7 million on the respective dates of grant, and will vest over two to three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the three months ended March 31, 2013 and 2012, the Company recorded general and administrative expense of $767,000 and $573,000 and research and development expense of $327,000 and $171,000, respectively, related to restricted stock awards and restricted stock units.

In connection with the vesting of restricted common stock previously issued to employees, for the three months ended March 31, 2013, 88,063 shares of common stock with a fair value of $2.8 million were withheld in satisfaction of tax withholding obligations.

Performance Unit Awards
During the three months ended March 31, 2013, the Company granted 35,776 performance units, of which 17,888 are subject to a performance-based vesting requirement and 17,888 are subject to a market-based vesting requirement and will vest over the terms described above. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.

Each performance unit award is subject to both a performance-vesting requirement (either performance-based or market-based) and a service-vesting requirement.

The performance-based vesting requirement is tied to the Company's cumulative revenue growth compared to the cumulative revenue growth of companies comprising the Nasdaq Electronics Components Index, as measured over a two-year performance period beginning January 1, 2013 and ending December 31, 2014. The market-based vesting requirement is tied to the Company's total shareholder return relative to the total shareholder return of companies comprising the Nasdaq Electronics Components Index, as measured over a two-year performance period beginning January 1, 2013 and ending December 31, 2014.

The maximum number of performance units that may vest based on performance is two times the shares granted. Further, if the Company's total shareholder return is negative, the performance units may not vest above the shares granted.

For the three months ended March 31, 2013, the Company recorded general and administrative expense of $38,000 and research and development expense of $11,000 related to performance units.

Employee Stock Grants
For the three months ended March 31, 2012, the Company recorded research and development expense of $31,000 related to fully vested shares issued to employees. No such grants were made or expenses recorded in 2013.

Stock Appreciation Rights
During 2011, the Company granted 24,000 cash-settled SARs to certain executive officers. The SARs represented the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeded the base price of the SAR award.  The base price of each SAR award was $34.78 per share.  The SARs vested on the first anniversary of the date of grant, provided that the grantee was still an employee of the Company on the applicable vesting date. During the three months ended March 31, 2012, all SARs were settled, resulting in cash payments of $49,000. The Company recorded $1,000 to general and administrative expense, and $3,000 to research and development expense, for the three months ended March 31, 2012, related to the SARs. No such grants were made in 2013 or 2012.

Other Compensation
During the three months ended March 31, 2013, the Company issued 5,000 shares of common stock to members of the Board as partial compensation for their service on the Board.  The Company recorded general and administrative expense of $138,000 and $160,000 for the three months ended March 31, 2013 and 2012, respectively, related to shares issued to members of the Board.

During the three months ended March 31, 2013, the Company granted 7,370 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded research and development expense of $86,000 and $53,000 for the three months ended March 31, 2013 and 2012, respectively, related to shares issued to members of its Scientific Advisory Board.

Employee Stock Purchase Plan

On April 7, 2009, the Board adopted an Employee Stock Purchase Plan (ESPP).  The ESPP was approved by the Company’s shareholders and became effective on June 25, 2009.  The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP.  Unless sooner terminated by the Board, the ESPP will expire when all reserved shares have been issued.

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

During the three months ended March 31, 2013 and 2012, the Company issued 4,258 and 2,298 shares of its common stock, respectively, under the ESPP, resulting in proceeds of $93,000 and $71,000, respectively.

For the three months ended March 31, 2013 and 2012, the Company recorded general and administrative expense of $7,000 and $5,000 and research and development expense of $23,000 and $20,000, respectively, related to the ESPP.

The expense recorded equals the amount of the discount and the value of the look-back feature for the shares that were issued under the ESPP.

11.    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain executive officers of the Company with supplemental pension benefits following a cessation of their employment. As of March 31, 2013, there were five participants in the SERP.  The SERP benefit is based on a percentage of the participant’s annual base salary and the number of years of service.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows for the three months ended March 31, (in thousands):

	2013	2012
Service cost	$162	$144
Interest cost	86	96
Amortization of prior service cost	146	146
Amortization of actuarial loss	23	2
Total net periodic benefit cost	$417	$388

12.	COMMITMENTS AND CONTINGENCIES

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

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology Ltd. (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (EP '958 patent), which relates to the Company's FOLED™ flexible OLED technology. The EP '958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073. These patents are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1449238*

Between March 8, 2007 and July 27, 2007, three companies filed Notices of Opposition to European Patent No. 1449238 (EP '238 patent). The three companies are Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, Merck Patent GmbH, of Darmstadt, Germany, and BASF Aktiengesellschaft, of Mannheim, Germany. The EP '238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011 (hereinafter the “U.S. '828 Patent Family”). They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

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

All the parties filed notices of appeal to the EPO's panel decision and submitted their initial papers in support of their respective requests for appellate review. An Oral hearing has been scheduled by the EPO for November 21-22, 2013.

At this time, based on its current knowledge, Company management believes that the EPO will uphold the Company's positions on appeal. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1394870*

On April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP '870 patent). The EP '870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. '238 Patent Family”). They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*

On May 24, 2010, the Company received two Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP '781 patent) and 4358168 (the JP '168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were also filed by Semiconductor Energy Laboratory Co., Ltd. (SEL) of Kanagawa, Japan. The JP '781 and '168 patents are also Japanese counterpart patents, in part, to the above-noted U.S. '828 Patent Family and EP '238 Patent. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

On March 31, 2011, the Company learned that the JPO had issued decisions finding all claims in the JP '781 and JP '168 patents invalid. Company management believed that the JPO's decisions invalidating these claims were erroneous, and the Company filed appeals for both cases to the Japanese IP High Court.

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012. On November 7, 2012, the Company was notified by the Company's Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.

In a decision reported to the Company on April 15, 2013, all claims in the Company's JP '781 and JP '168 patents were upheld as valid by the JPO. The Company's opponent has until about May 15, 2013 to file an appeal.

Invalidation Trial in Korea for Patent No. KR-0998059

On March 10, 2011, the Company received informal notice from its Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for its Korean Patent No. 10-0998059 (the KR '059 patent), which was issued on November 26, 2010. The Request was filed by a certain individual petitioner, but the Company still does not know which company, if any, was ultimately responsible for filing this Request. The KR '059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from U.S. patent 7,431,968.

An oral hearing relating to this matter was held on December 18, 2012, after numerous supporting briefs were filed by both parties. On March 5, 2013, the Company was notified that a favorable decision had been rendered in which the Company's patent was held valid. The Company has not received any notice of intent to appeal from the petitioner.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP '929 patent. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent

Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions; and to the Company's Korean KR-558632 and KR-963857 patents, which relate to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The Company timely filed a Written Reply to the Request for Invalidation Trial. A hearing was held on March 15, 2012.

On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. Company management believes the JPO's decision was erroneous with respect to the broadest claims, and the Company intended to appeal the decision to the Japanese IP High Court.

A Notice of Appeal was filed with the Japanese IP High Court on September 5, 2012. The Appeal Brief was timely filed on October 19, 2012. The opponent filed their reply on January 15, 2013. The Company filed its response on March 8, 2013. A Technical Hearing is scheduled for May 30, 2013. It is expected that the Japanese IP High Court may render a decision in the second half of 2013.

At this time, based on its current knowledge, Company management believes that the patent being challenged should be declared valid and that all or a significant portion of the Company's claims should be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1252803*

On July 12 and 13, 2011, three companies filed oppositions to the Company's European Patent No. 1252803 (the EP '803 patent). The three companies are Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP '803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to the U.S. '828 Patent Family. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding. The Company's initial response to the oppositions was timely filed prior to the February 18, 2012 extended due date.

On December 7, 2012 the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. The written decision was reported by the EPO on December 21, 2012. The Company chose not to file an appeal. All three opponents filed an appeal.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be further upheld on appeal if one is timely filed by the opponents. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (EP '962 patent), which relates to the Company's white phosphorescent OLED technology. The EP '962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding. The Company's response to the opponents' opposition briefs was timely filed on June 28, 2012.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of the Company's claims will be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, oppositions were filed to the Company's European Patent No. 1933395 (the EP '395 patent). These oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE. The EP '395 patent is a counterpart patent to the above-noted JP '168 patent, and to Korean Patent Nos. KR-840,637 and KR-937-470, counterpart patent, in part, to the U.S. '828 Patent Family. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The Company's response to the opponents' opposition briefs was timely filed on September 27, 2012. An Oral Hearing has been scheduled by the EPO for October 14, 2013.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be upheld. However, Company management cannot make any assurances of this result.

13.	CONCENTRATION OF RISK

Included in technology development and support revenue in the accompanying statements of operations is $629,000 and $1.2 million for the three months ended March 31, 2013 and 2012, respectively, which was derived from contracts with United States government agencies.  Revenues derived from contracts with United States government agencies represented 4% and 9% of the consolidated revenue for the three months ended March 31, 2013 and 2012, respectively.

Revenues for the three months ended March 31, 2013 and 2012, and accounts receivable as of March 31, 2013, from our largest non-government customers were as follows:

	% of Total Revenue		Accounts Receivable (in thousands)
Customer	2013	2012	March 31, 2013
A	42%	42%	$4,829
B	21%	12%	1,260
C	19%	13%	2,822

Revenues from outside of North America represented 95% and 90% of consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. Revenues by geographic area are as follows (in thousands):

Country	2013	2012
United States	$755	$1,274
South Korea	9,344	7,393
Japan	4,612	2,566
Taiwan	166	1,257
Other	99	130
All foreign locations	14,221	11,346
Total revenue	$14,976	$12,620

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net) by geographic area at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$12,225	$11,512
Other	287	296
Total long-lived assets	$12,512	$11,808

All chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES

In July 2012, Samsung Mobile Display Co., Ltd (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between the Company and SMD were assigned to SDC, and SDC will honor all pre-existing agreements made between the Company and SMD.

The Company is subject to income taxes in both United States and foreign jurisdictions. For the three months ended March 31, 2013, a tax benefit of approximately $2.2 million was recorded based on the Company's estimated annual effective tax rate for 2013 applied to the Company's loss before income taxes. The loss recognized during the three months ended March 31, 2013 is expected to be offset by income during the remainder of 2013, therefore realizing the benefit.  There was no benefit recorded during the three months ended March 31, 2012. The Company's estimated effective tax rate is primarily related to foreign taxes withheld on royalty and license fees paid to the Company. SDC has been required to withhold tax upon payment of royalty and license fees to the Company at a rate of 16.5%. Any potential foreign tax credits to be received by the Company for these amounts on its United States tax returns are currently offset by a full valuation allowance as noted below.

Based on previous earnings history, a current evaluation of expected future taxable income and other evidence, the Company determined it is not more likely than not that certain deferred tax assets will be realized. Therefore, the Company has continued to establish a full valuation allowance for significantly all its net deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2013, a full valuation allowance continued to be established for significantly all of the Company's net deferred tax assets because the Company incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, the Company has assessed that the net deferred tax assets do not meet the criteria for realization. In future periods, if the Company determines it is more likely than not that net deferred tax assets will be realized, the related valuation allowance would be reduced and an income tax benefit would be recorded.

15.NET INCOME (LOSS) PER COMMON SHARE

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

For the three months ended March 31, 2013 and 2012, the combined effects of outstanding stock options, and unvested restricted stock awards, restricted stock units and performance units of 1,404,031 and 1,575,513, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted net loss per common share as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED) and materials, we have incurred significant losses since our inception, resulting in an accumulated deficit of $209.0 million as of March 31, 2013.

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;

•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We had an operating loss of $7.2 million for the three months ended March 31, 2013, compared to an operating loss of $1.6 million for the three months ended March 31, 2012. The increase in operating loss was due to the following:

•
an increase in operating expenses of $8.0 million, which includes a $2.0 million increase in the cost of sales, a $2.3 million increase in research and development costs and a $2.7 million increase in patent costs and amortization of acquired technology, described in detail below, offset by

•	an increase in revenue of $2.4 million which includes increases in both material sales and royalty and license fees.

We had a net loss of $4.8 million (or $0.10 per basic and diluted share) for the three months ended March 31, 2013, compared to a net loss of $1.2 million (or $0.03 per basic and diluted share) for the three months ended March 31, 2012.

Our revenues were $15.0 million for the three months ended March 31, 2013, compared to $12.6 million for the three months ended March 31, 2012.  The increase in our overall revenue was primarily due to increases in both material sales and royalty and license fees, which included a $3.0 million increase in commercial material sales and an increase in royalty and license fees of $877,000, offset by a $781,000 decrease in development chemical sales.

Material sales increased to $12.8 million for the three months ended March 31, 2013, compared to $10.5 million for the same period in 2012. Material sales relate to the sale of our OLED materials for our customers' evaluation, manufacture and development activities, and for incorporation into their commercial OLED products.   The increase in material sales resulted primarily from increased commercial chemical sales due to the overall expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly from SDC.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 71% of our total material sales for the three months ended March 31, 2013, compared to 81% of our total material sales for the three months ended March 31, 2012.  Host material sales were 29% of our total material sales for the three months ended March 31, 2013, compared to 19% of our total material sales for the three months ended March 31, 2012.

Phosphorescent emitter sales increased by approximately $519,000 due to an increase in commercial phosphorescent emitter sales, offset by a decrease in development phosphorescent emitter sales. Commercial green emitter sales increased by approximately $3.1 million due to expanded use of our green emitter in customer products. Commercial red emitter sales decreased by approximately $1.5 million mainly due to a decrease in the average price per gram of red emitter based on the cumulative volume of purchases, as well as a reduction in the number of grams sold, as we believe our customers utilized our materials more effectively.

Host material sales increased by $1.7 million, mainly related to the use of commercial host materials with our green emitter materials. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees increased to $1.3 million for the three months ended March 31, 2013, compared to $422,000 for the three months ended March 31, 2012. The increase was mainly related to an increase in material sales to certain customers for which a portion of the total consideration is allocated to license fees.

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

Technology development and support revenue decreased to $925,000 for the three months ended March 31, 2013, compared to $1.7 million in technology development revenue for the same period in 2012 due to fewer outstanding contracts in the current period when compared to the prior period.

Cost of material sales increased to $3.1 million for the three months ended March 31, 2013, compared to $1.1 million for the three months ended March 31, 2012, partially due to the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which cost has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

During the three months ended March 31, 2012, costs related to our green emitter material sales excluded costs that had been previously included in research and development expenses, however, during the three months ended March 31, 2013, costs related to our green emitter material sales included all costs to produce the material. In addition, there was an increase of approximately 30% to the cost of one of the main materials used in the production of our emitters during the three months ended March 31, 2013 when compared to the same period in 2012.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these timing issues, and due to increased sales of commercial materials, cost of material sales increased for the three months ended March 31, 2013, compared to the same period in 2012. For the three months ended March 31, 2013 and 2012, costs associated with $10.5 million and $7.5 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $8.9 million for the three months ended March 31, 2013, compared to $6.7 million for the three months ended March 31, 2012.   The overall increase was primarily due to:

•
increased costs of $1.0 million incurred under our agreement with PPG Industries, which represented the cost of scaling up of a new red emitter material developed to commercial status, as well as to supply us with those materials for evaluation purposes;

•	increased costs of $767,000 due to increased employee costs related to bonus compensation, as well as salaries and salary related expenses for new employees;

•	increased costs of $432,000 associated with sponsored research and development contracts; and

•	increased costs of $219,000 related to outsourced research and development efforts; offset by

•	decreased subcontract costs of $262,000.

Selling, general and administrative expenses were $5.2 million for the three months ended March 31, 2013, compared to $4.3 million for the three months ended March 31, 2012. The increase in these costs was primarily due to increased costs associated with bonus and stock-based compensation for certain executive officers as well as increased salaries and salary-related expenses associated with new employees.

Patent costs and amortization of acquired technology increased to $4.6 million for the three months ended March 31, 2013, compared to $1.9 million for the three months ended March 31, 2012. The increase was mainly due to increased amortization costs of $2.7 million due to the amortization expense associated with technology acquired in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion). In addition, we have increased our number of patents including those of the newly acquired technology and the increase reflects the additional maintenance costs of these new patents.

Royalty and license expense increased to $312,000 for the three months ended March 31, 2013, compared to $250,000 for the three months ended March 31, 2012. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Interest income decreased to $210,000 for the three months ended March 31, 2013, compared to $357,000 for the three months ended March 31, 2012. The decrease was mainly attributable to interest earned on lower average cash and investment balances as a result of the purchase of acquired technology in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion).

Provision for Income Tax

The effective income tax rate was 31.6% and 0.0% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, a tax benefit of approximately $2.2 million was recorded based on the estimated annual effective income tax rate applied to our loss before income taxes. The loss recognized during the three months ended March 31, 2013, is expected to be offset by income during the remainder of 2013 therefore realizing the benefit. Our estimated effective tax rate is primarily related to foreign taxes on South Korean royalty and license fee income, as well as U.S. Alternative Minimum tax.

Based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined it is not more likely than not that certain deferred tax assets will be realized. Therefore we have established a full valuation allowance for significantly all of our net deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our level of future profitability could cause us to conclude that all or a portion of our deferred tax assets will be realizable. We continue to assess our current and projected taxable income in the jurisdictions in which we operate on a quarterly basis and provided that we sustain actual profitability and can demonstrate sustained forecasted profitability and/or upon the implementation of certain tax planning strategies, we could release all or a portion of our deferred tax valuation allowance to reflect the realizability of our deferred tax assets and would begin to provide for income taxes at a rate equal to our combined federal, state and foreign effective rates, at that time.

Currently, a full valuation allowance continues to be established for significantly all our net deferred tax assets because we incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, we have assessed that the net deferred tax assets did not meet the criteria for realization as of March 31, 2013.

At this time, the amount and timing of any future release of the deferred tax valuation allowance and resulting future effective tax rates cannot be determined, but could be material to both our financial position and results of operations and may occur in the near term if expected operating trends continue or we implement certain tax planning strategies.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $45.5 million and short-term investments of $175.3 million, for a total of $220.8 million. This compares to cash and cash equivalents of $85.9 million and short-term investments of $158.0 million, for a total of $243.9 million, as of December 31, 2012.

Cash used in operating activities was $10.9 million for the three months ended March 31, 2013, compared to cash used in operating activities of $2.0 million for the same period in 2012. The increase in cash used in operating activities was primarily due to the following:

•	the timing of payments of accounts payable and accrued expenses of $4.9 million;

•	the impact of the timing of receipts of accounts receivable of $3.9 million;

•	an increase in pretax net loss of approximately $2.1 million, which excludes the impact of non-cash items;

•	a decrease of $1.0 million in deferred revenue received; offset by

•	the impact of the timing of inventory purchases of $3.7 million.

Cash used in investing activities was $21.4 million for the three months ended March 31, 2013, compared to cash provided by of $37.3 million for the same period in 2012. The increase in cash used in investing activities was mainly due to the timing of maturities of investments, offset by the timing of purchases of investments and equipment.

Cash used in financing activities was $8.1 million for the three months ended March 31, 2013, compared to cash used of $2.9 million for the same period in 2012. The increase in cash used in financing activities is primarily due to repurchases of common stock of $5.5 million, as well as a decrease in the proceeds from the exercise of stock options of $475,000. This was offset by a decrease in the payment of taxes related to stock-based employee compensation of $677,000.

Working capital was $232.9 million as of March 31, 2013, compared to $245.2 million as of December 31, 2012 mainly due to the increase in cash used in operating and financing activities and the reclassification of an investment from short-term investments to investments.

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

Critical Accounting Policies

We have various share-based compensation awards under the Equity Compensation Plan, which include stock options, restricted stock awards, restricted stock units and performance-based units. On March 7 and 8, 2013, the Board, upon the recommendation of the Compensation Committee (“Committee”) of the Board, granted restricted stock units and performance units under the Equity Compensation Plan to its executive officers. See Note 10 in the Notes to Consolidated Financial Statements in Item 1. Financial Statements for further detail.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of off-balance sheet arrangements.  As of March 31, 2013, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below are summaries of certain proceedings that have been commenced against issued patents that are either exclusively licensed to us or which are now assigned to us. We note that we currently have more than 3,000 issued patents and pending patent applications, worldwide, which are utilized in our materials supply and device licensing business. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on our material sales or licensing business. However, as noted within the descriptions, many of the following legal proceedings involve patents relating to our key phosphorescent OLED technologies and we intend to vigorously defend against such claims, which may require the expenditure of significant amounts of our resources. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology.

Opposition to European Patent No. 0946958

On December 8, 2006, Cambridge Display Technology Ltd. (CDT), which was acquired in 2007 by Sumitomo Chemical Company (Sumitomo), filed a Notice of Opposition to European Patent No. 0946958 (EP '958 patent), which relates to our FOLED™ flexible OLED technology. The EP '958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363, 6,602,540, 6,888,306 and 7,247,073. These patents are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1449238*

Between March 8, 2007 and July 27, 2007, three companies filed Notices of Opposition to European Patent No. 1449238 (EP '238 patent). The three companies are Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, Merck Patent GmbH, of Darmstadt, Germany, and BASF Aktiengesellschaft, of Mannheim, Germany. The EP '238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent application 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011 (hereinafter the “U.S. '828 Patent Family”). They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

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

All the parties filed notices of appeal to the EPO's panel decision and submitted their initial papers in support of their respective requests for appellate review. An Oral hearing has been scheduled by the EPO for November 21-22, 2013.

At this time, based on our current knowledge, we believe that the EPO will uphold our positions on appeal. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1394870*

On April 20, 2010, five European companies filed Notices of Opposition to European Patent No. 1394870 (the EP '870 patent). The EP '870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. '238 Patent Family”). They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*

On May 24, 2010, we received two Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP '781 patent) and 4358168 (the JP '168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were also filed by SEL. The JP '781 and '168 patents are also Japanese counterpart patents, in part, to the above-noted U.S. '828 Patent Family and EP '238 Patent. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

On March 31, 2011, we learned that the JPO had issued decisions finding all claims in the JP '781 and JP '168 patents invalid. We believed that the JPO's decisions invalidating these claims were erroneous, and we filed appeals for both cases to the Japanese IP High Court.

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012. On November 7, 2012, we were notified by our Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.

In a decision reported to us on April 15, 2013, all claims in our JP '781 and JP '168 patents were upheld as valid by the JPO. Our opponent has until about May 15, 2013 to file an appeal.

Invalidation Trial in Korea for Patent No. KR-0998059

On March 10, 2011, we received informal notice from our Korean patent counsel of a Request for an Invalidation Trial from the Korean Intellectual Property Office (KIPO) for its Korean Patent No. 10-0998059 (the KR '059 patent), which was issued on November 26, 2010. The Request was filed by a certain individual petitioner, but we still do not know which company, if any, was ultimately responsible for filing this Request. The KR '059 patent is a Korean counterpart patent to the OVJP, Organic Vapor Jet Printing, family of U.S. patents originating from U.S. patent 7,431,968.

An oral hearing relating to this matter was held on December 18, 2012, after numerous supporting briefs were filed by both parties. On March 5, 2013, we were notified that a favorable decision had been rendered in which our patent was held valid. We have not received any notice of intent to appeal from the petitioner.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trial for the JP '929 patent. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions; and to our Korean KR-558632 and KR-963857 patents, which relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

We timely filed a Written Reply to the Request for Invalidation Trial. A hearing was held on March 15, 2012.

On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We believe the JPO's decision was erroneous with respect to the broadest claims, and we intended to appeal the decision to the Japanese IP High Court.

A Notice of Appeal was filed with the Japanese IP High Court on September 5, 2012. The Appeal Brief was timely filed on October 19, 2012. The opponent filed their reply on January 15, 2013. We filed our response on March 8, 2013. A Technical Hearing is scheduled for May 30, 2013. It is expected that the Japanese IP High Court may render a decision in the second half of 2013.

At this time, based on our current knowledge, we believe that the patent being challenged should be declared valid and that all or a significant portion of our claims should be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1252803*

On July 12 and 13, 2011, three companies filed oppositions to our European Patent No. 1252803 (the EP '803 patent). The three companies are Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany. The EP '803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to the U.S. '828 Patent Family. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding. Our initial response to the oppositions was timely filed prior to the February 18, 2012 extended due date.

On December 7, 2012 the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. The written decision was reported by the EPO on December 21, 2012. We chose not to file an appeal. All three opponents filed an appeal.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be further upheld on appeal if one is timely filed by the opponents. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (EP '962 patent), which relates to our white phosphorescent OLED technology. The EP '962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, oppositions were filed to our European Patent No. 1933395 (the EP '395 patent). These oppositions were filed by Sumitomo, Merck Patent GmbH and BASF SE. The EP '395 patent is a counterpart patent to the above-noted JP '168 patent, and to Korean Patent Nos. KR-840,637 and KR-937-470, counterpart patent, in part, to the U.S. '828 Patent Family. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

Our response to the opponents' opposition briefs was timely filed on September 27, 2012. An Oral Hearing has been scheduled by the EPO for October 14, 2013.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the quarter ended December 31, 2012, we announced that the Board of Directors had approved a program to repurchase up to $50 million of our outstanding shares of our common stock from time to time over the next twelve months (the "Repurchase Program"). The amount and timing of repurchases will depend on a number of factors, including the price, availability of shares of the company's common stock, trading volume and general market conditions. The repurchases may be made on the open market, in block trades or otherwise. The Repurchase Program may be suspended or discontinued at any time.

Additionally, we acquired 88,063 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the three months ended March 31, 2013 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	155,553	$27.45	136,500	$41,066
February 1 - February 28	32,499	28.94	32,499	40,125
March 1 - March 31	95,610	31.81	26,600	39,342
Total	283,662		195,599

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits included as part of this report.  Where so indicated by footnote, exhibits that were previously included are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit
Number	Description

10.1	Amendment to Universal Display Corporation Equity Compensation Plan, dated March 7, 2013.

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: May 9, 2013	By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer