Form 10-Q
period 2013-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2013-08-08
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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

 As of August 2, 2013, the registrant had outstanding 46,224,002 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,702	$85,923
Short-term investments	163,983	158,018
Accounts receivable	14,451	8,657
Inventory	8,673	11,018
Other current assets	6,242	3,929
Total current assets	274,051	267,545
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $21,698 and $20,713	13,904	11,808
ACQUIRED TECHNOLOGY, net of accumulated amortization of $27,351 and $21,868	99,494	104,624
INVESTMENTS	5,781	1,270
OTHER ASSETS	275	277
TOTAL ASSETS	$393,505	$385,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,555	$7,596
Accrued expenses	7,406	10,394
Deferred revenue	4,189	4,273
Other current liabilities	940	36
Total current liabilities	23,090	22,299
DEFERRED REVENUE	2,778	3,153
RETIREMENT PLAN BENEFIT LIABILITY	10,332	9,837
Total liabilities	36,200	35,289
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,608,503 and 46,561,437 shares issued at June 30, 2013 and December 31, 2012, respectively	466	465
Additional paid-in capital	566,409	564,883
Accumulated deficit	(193,587)	(204,211)
Accumulated other comprehensive loss	(5,327)	(5,702)
Treasury stock, at cost (401,501 and 205,902 shares at June 30, 2013 and December 31, 2012, respectively)	(10,658)	(5,202)
Total shareholders’ equity	357,305	350,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,505	$385,524
The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Material sales	$27,137	$12,848	$39,889	$23,377
Royalty and license fees	21,201	15,435	22,500	15,857
Technology development and support revenue	1,021	1,704	1,946	3,373
Total revenue	49,359	29,987	64,335	42,607
OPERATING EXPENSES:
Cost of material sales	8,282	1,611	11,374	2,699
Research and development	7,316	7,236	16,254	13,897
Selling, general and administrative	6,336	5,189	11,507	9,486
Patent costs and amortization of acquired technology	4,522	2,255	9,139	4,123
Royalty and license expense	1,172	786	1,484	1,036
Total operating expenses	27,628	17,077	49,758	31,241
Operating income	21,731	12,910	14,577	11,366
INTEREST INCOME	178	357	388	714
INTEREST EXPENSE	(10)	(18)	(18)	(38)
INCOME BEFORE INCOME TAX EXPENSE	21,899	13,249	14,947	12,042
INCOME TAX EXPENSE	(6,517)	(2,285)	(4,323)	(2,299)
NET INCOME	15,382	10,964	10,624	9,743

NET INCOME PER COMMON SHARE:
BASIC	$0.34	$0.24	$0.23	$0.21
DILUTED	$0.33	$0.23	$0.23	$0.21
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	45,859,286	45,953,312	45,841,446	45,871,166
DILUTED	46,496,120	46,857,309	46,523,540	46,896,898

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$15,382	$10,964	$10,624	$9,743

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	39	65	36	(39)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs	170	149	339	297

TOTAL OTHER COMPREHENSIVE INCOME	209	214	375	258

COMPREHENSIVE INCOME	$15,591	$11,178	$10,999	$10,001

The accompanying notes are an integral part of these consolidated statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,624	$9,743
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(1,835)	(1,837)
Depreciation	985	927
Amortization of intangibles	5,483	29
Amortization of premium and discount on investments, net	(219)	(437)
Stock-based employee compensation	2,935	1,951
Stock-based compensation to Board of Directors and Scientific Advisory Board	394	437
Retirement plan benefit expense	834	777
(Increase) decrease in assets:
Accounts receivable	(5,794)	1,147
Inventory	2,345	(4,728)
Other current assets	(2,313)	(2,257)
Other assets	2	10
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(186)	1,899
Other current liabilities	904	205
Deferred revenue	1,376	1,335
Net cash provided by operating activities	15,535	9,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,435)	(2,054)
Additions to intangibles	(107)	(18)
Purchase of investments	(185,314)	(177,449)
Proceeds from sale of investments	175,093	220,552
Net cash (used in) provided by investing activities	(12,763)	41,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	177	137
Repurchase of common stock	(5,456)	—
Proceeds from the exercise of common stock options	271	943
Payment of withholding taxes related to stock-based employee compensation	(2,985)	(3,508)
Net cash used in financing activities	(7,993)	(2,428)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,221)	47,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,923	111,795
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,702	$159,599
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$36	$(39)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	300	328
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	282	252
Property, equipment and intangible invoices included in accounts payable	891	—

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The estimates made are principally in the areas of revenue recognition for license agreements, the useful life of acquired technology, the valuation of the Company's convertible promissory note investments, income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of accounts receivable and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. See Notes 3 and 4 for a discussion of cash equivalents and investments.

Revenue Recognition

Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.

The Company has received non-refundable advance license and royalty payments under certain commercial, development and technology evaluation agreements. Certain of the payments under development and technology evaluation agreements are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such commercial license agreements are executed or negotiations have ceased and Company management determines that there is no appreciable likelihood of executing a commercial license agreement with the other party. Revenue would then be recognized over the term of the agreement or the expected useful life of the relevant licensed technology, for perpetual licenses, if there is an effective commercial license agreement or amounts are not creditable against future commercial license fees, or at the time Company management determines that there is no appreciable likelihood of an executable commercial license agreement. Amounts deferred are classified as current and non-current based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions, amounts classified as current as of June 30, 2013, may not be recognized as revenue over the next twelve months. As of June 30, 2013, $7.0 million was recorded as deferred revenue, of which $1.5 million is creditable against future commercial license agreements that have not yet been executed or deemed effective. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue is recognized when earned and the amount is fixed and determinable.

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

Currently, the Company's most significant commercial license agreement is with Samsung Display Co., Ltd. (SDC) and covers the manufacture and sale of specified OLED display products. Under this agreement, the Company is being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which are due in the second and fourth quarter of each year, increase on an annual basis over the term of the agreement. The agreement conveys the non-exclusive right to use the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets. Ratable recognition of revenue is impacted by the agreement's extended increasing payment terms in light of the Company's limited history with similar agreements. As a result revenue is recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the agreement are recognized as revenue when they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year.

Cost of Material Sales

Cost of material sales represents costs associated with the sale of materials that have been classified as commercial including shipping costs. Commercial materials are materials that have been validated by the Company for use in commercial OLED products.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued amended standards that revised the reporting of reclassifications out of accumulated other comprehensive income and addressed certain matters from standards for reporting of other comprehensive income that were deferred pending additional consideration. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013, and such adoption did not have an impact on the Company’s results of operations or financial position, but did change the Company’s disclosures related to accumulated other comprehensive income. In addition, consistent with its annual financial statements, the Company has elected to present separate statements of income and comprehensive income versus one continuous statement.

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

Investments at June 30, 2013 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2013 –
Certificates of deposit	$9,117	$3	$(12)	$9,108
Commercial paper	2,000	—	—	2,000
Corporate bonds	151,255	38	(9)	151,284
U.S. government bonds	3,074	—	(2)	3,072
Convertible notes	4,300	—	—	4,300
	$169,746	$41	$(23)	$169,764

Investments at December 31, 2012 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2012 –
Certificates of deposit	$7,562	$3	$(5)	$7,560
Commercial paper	2,997	—	—	2,997
Corporate bonds	141,349	9	(25)	141,333
U.S. government bonds	3,098	—	—	3,098
Convertible notes	4,300	—	—	4,300
	$159,306	$12	$(30)	$159,288

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics, Inc. (Plextronics), a private company engaged in printed solar, lighting and other electronics-related research and development. Under the joint development agreement, the Company is committed to pay $1.0 million per year to Plextronics for three years.  In addition, the Company invested $4.0 million in Plextronics through the purchase of a convertible promissory note.  The Company also received warrants to purchase shares of preferred stock in connection with the purchase of the convertible note.  The note accrues interest at the rate of 3% per year. The Company modified the note extending its due date beyond the original due date of June 30, 2013.  Depending on certain conditions, the note may either convert automatically, or if other certain conditions are met, the Company has the option to convert the note into shares of Plextronics’ preferred stock at a specified conversion price. The note was classified as a long-term investment at June 30, 2013, and was classified as a short-term investment at December 31, 2012.

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

All short-term investments held at June 30, 2013 will mature within one year.

4.	FAIR VALUE MEASUREMENTS

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2013 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$43,998	$43,998	$—	$—
Short-term investments	163,983	163,983	—	—
Long-term investments	5,781	1,481	—	4,300

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,863	$63,863	$—	$—
Short-term investments	158,018	154,018	—	4,000
Long-term investments	1,270	970	—	300

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset's or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement.

The Company's convertible promissory note investments were initially recorded at cost and are classified within investments on the consolidated balance sheets.

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

The Company determines the fair value of its convertible promissory note investments portfolio quarterly.  The fair value of the Company's convertible promissory note investments is determined through the consideration of whether an investee is experiencing financial difficulty and other factors.  Management performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future.  The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

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

If the fair value of a convertible promissory note investment is below the Company's carrying value, the asset will be written down to its fair value with a resulting charge to net income. Temporary impairments result in a write down of the investment to its fair value with the charge reported in shareholders’ equity.  There were no impairments of non-marketable convertible promissory note investments as of June 30, 2013.

The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the three and six months ended June 30, 2013, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Fair value of notes, beginning of period	$4,300	$4,300
Investments	—	—
Fair value of notes, end of period	$4,300	$4,300

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON, USC AND MICHIGAN

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with USC to sponsor OLED technology research at USC and, on a subcontractor basis, Michigan.  This new Sponsored Research Agreement (as amended, the 2006 Research Agreement) was effective as of May 1, 2006 and had an original term of three years.  On May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at USC and Michigan.  Payments under the 2006 Research Agreement were made to USC on a quarterly basis as actual expenses were incurred.  The Company incurred a total of $5.0 million in research and development expense for work performed under the 2006 Research Agreement during the extended term, which ended on April 30, 2013.

Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years.  As of June 30, 2013, the Company was obligated to pay USC up to $8.4 million for work actually performed during the remaining extended term, which expires April 30, 2017.  From June 1, 2013 through June 30, 2013, the Company incurred $49,000 in research and development expense for work performed under the newly amended 2006 Research Agreement.

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

The Company is obligated under the 1997 Amended License Agreement to pay to Princeton minimum annual royalties.  The minimum royalty payment is $100,000 per year.  The Company accrued royalty expense in connection with this agreement of $1.2 million and $783,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

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

Total amortization expense associated with acquired technology for the three month periods ended June 30, 2013 and 2012 was $2.7 million and $15,000, respectively, and for the six months ended June 30, 2013 and 2012 was $5.5 million and $29,000, respectively. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations.

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

The Company recorded expense of $1.0 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals. No shares were issued for services to PPG Industries for the three and six months ended June 30, 2013 and 2012, respectively.

8.	SHAREHOLDERS’ EQUITY (in thousands, except for share and per share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, January 1, 2013	200,000	$2	46,561,437	$465	$564,883	$(204,211)	$(5,702)	(205,902)	$(5,202)	$350,235
Net income	—	—	—	—	—	10,624	—	—	—	10,624
Other comprehensive income	—	—	—	—	—	—	375	—	—	375
Repurchase of common stock	—	—	—	—	—	—	—	(195,599)	(5,456)	(5,456)
Exercise of common stock options, net of tendered shares	—	—	24,020	—	271	—	—	—	—	271
Stock-based employee compensation, net of shares withheld for employee taxes (A)	—	—	(13,882)	—	328	—	—	—	—	328
Issuance of common stock to Board of Directors and Scientific Advisory Board (B)	—	—	29,153	1	693	—	—	—	—	694
Issuance of common stock under an Employee Stock Purchase Plan	—	—	7,775	—	234	—	—	—	—	234
Balance, June 30, 2013	200,000	$2	46,608,503	$466	$566,409	$(193,587)	$(5,327)	(401,501)	$(10,658)	$357,305

(A)	Includes $435 (13,356 shares) that was accrued for in a previous period and charged to expense when earned, but issued in 2013, less shares withheld for taxes in the amount of $153 (4,672 shares).

(B)	Includes $300 (9,212 shares) that was earned in a previous period and charged to expense when earned, but issued in 2013.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	Unrealized (loss) gain on available-for-sale securities	Net unrealized loss on retirement plan	Total
Balance January 1, 2013	$(18)	$(5,684)	$(5,702)
Other comprehensive income before reclassification	36	—	36
Amounts reclassified from accumulated other comprehensive income	—	339	339
Net current-period other comprehensive income	36	339	375
Balance June 30, 2013	$18	$(5,345)	$(5,327)

Amounts related to the retirement plan reclassified out of accumulated other comprehensive loss and included in net periodic benefit costs (see Note 11) for the three and six months ended June 30, 2013 were as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of prior service cost	$146	$292
Amortization of actuarial loss	24	47
Total	$170	$339

10.	STOCK-BASED COMPENSATION

The Company recognizes in the statements of income the grant-date fair value of stock options and other equity based compensation, such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units, performance unit awards and stock appreciation rights (SARs), issued to employees and directors.

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

Cash-settled SARs awarded in share-based payment transactions are classified as liability awards; accordingly, the Company records these awards as a component of accrued expenses on its consolidated balance sheets.  The fair value of each SAR is estimated using the Black-Scholes option pricing model and is remeasured at each reporting period until the award is settled.  Changes in the fair value of the liability award are recorded as expense or income in the statements of income.

Performance unit awards are subject to either a performance-based or market-based vesting requirement. For performance-based vesting, the grant-date fair value of the award, based on fair value of the Company's common stock, is recognized over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved and compensation expense is periodically adjusted based on actual and expected performance. Compensation expense for performance unit awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

Equity Compensation Plan

In 1995, the Board of Directors of the Company (the “Board”) adopted a stock option plan, which was amended and restated in 2003, 2011, and 2013 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, SARs, and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2013, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000 and have extended the term of the plan through September 1, 2015.

Restricted Stock Awards and Restricted Stock Units
During the six months ended June 30, 2013 the Company granted 115,921 shares of restricted stock awards and restricted stock units to employees, which had a total fair value of $3.8 million on the respective dates of grant, and will vest over two to three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.

For the three months ended June 30, 2013 and 2012, the Company recorded general and administrative expense of $1.1 million and $755,000 and research and development expense of $417,000 and $339,000, respectively, related to restricted stock awards and restricted stock units.

For the six months ended June 30, 2013 and 2012, the Company recorded general and administrative expense of $1.9 million and $1.3 million and research and development expense of $744,000 and $510,000, respectively, related to restricted stock awards and restricted stock units.

In connection with the vesting of restricted common stock previously issued to employees, for the six months ended June 30, 2013, 94,087 shares of common stock with a fair value of $3.0 million were withheld in satisfaction of tax withholding obligations.

Performance Unit Awards
During the six months ended June 30, 2013 the Company granted 35,776 performance units, of which 17,888 are subject to a performance-based vesting requirement and 17,888 are subject to a market-based vesting requirement and will vest over the terms described above. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.

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

For the three months ended June 30, 2013, the Company recorded general and administrative expense of $137,000 and research and development expense of $42,000 related to performance units.

For the six months ended June 30, 2013, the Company recorded general and administrative expense of $175,000 and research and development expense of $53,000 related to performance units.

Employee Stock Grants
For the three months ended June 30, 2012, the Company recorded research and development expense of $37,000 related to fully vested shares issued to employees.

For the six months ended June 30, 2012, the Company recorded research and development expense of $68,000 related to fully vested shares issued to employees.

No such grants were made or expenses recorded in 2013.

Stock Appreciation Rights
During 2011, the Company granted 24,000 cash-settled SARs to certain executive officers. The SARs represented the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeded the base price of the SAR award.  The base price of each SAR award was $34.78 per share.  The SARs vested on the first anniversary of the date of grant, provided that the grantee was still an employee of the Company on the applicable vesting date. During the three months ended March 31, 2012, all SARs were settled, resulting in cash payments of $49,000. The Company recorded $1,000 to general and administrative expense, and $3,000 to research and development expense, for the six months ended June 30, 2012, related to the SARs. No such grants were made in 2013 or 2012.

Other Compensation
During the six months ended June 30, 2013, the Company issued 10,000 shares of common stock to members of the Board as partial compensation for their service on the Board.  The Company recorded general and administrative expense of $126,000 and $160,000 for the three months ended June 30, 2013 and 2012, respectively, and $264,000 and $320,000 for the six months ended June 30, 2013 and 2012, respectively, related to shares issued to members of the Board.

During the six months ended June 30, 2013, the Company granted 7,370 shares of restricted stock to certain members of its Scientific Advisory Board.  These shares of restricted stock will vest and be issued in equal increments annually over three years from the date of grant, provided that the grantee is still engaged as a consultant of the Company on the applicable vesting date.  The Company recorded research and development expense of $43,000 and $63,000 for the three months ended June 30, 2013 and 2012, respectively, and $129,000 and $116,000 for the six months ended June 30, 2013 and 2012, respectively, related to shares issued to members of its Scientific Advisory Board.

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

During the six months ended June 30, 2013 and 2012, the Company issued 7,775 and 4,461 shares of its common stock, respectively, under the ESPP, resulting in proceeds of $177,000 and $137,000, respectively.

For the three months ended June 30, 2013 and 2012, the Company recorded general and administrative expense of $8,000 and $5,000 and research and development expense of $19,000 and $15,000, respectively, related to the ESPP.

For the six months ended June 30, 2013 and 2012, the Company recorded general and administrative expense of $15,000 and $10,000 and research and development expense of $42,000 and $35,000, respectively, related to the ESPP.

The expense recorded equals the amount of the discount and the value of the look-back feature for the shares that were issued under the ESPP.

11.    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On March 18, 2010, the Compensation Committee and the Board approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010.  The purpose of the SERP, which is unfunded, is to provide certain executive officers of the Company with supplemental pension benefits following a cessation of their employment. As of June 30, 2013, there were five participants in the SERP.  The SERP benefit is based on a percentage of the participant’s annual base salary and the number of years of service.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows for the three months ended June 30, (in thousands):

	2013	2012
Service cost	$161	$144
Interest cost	86	96
Amortization of prior service cost	146	146
Amortization of actuarial loss	24	3
Total net periodic benefit cost	$417	$389

The components of net periodic pension cost were as follows for the six months ended June 30, (in thousands):

	2013	2012
Service cost	$323	$288
Interest cost	172	192
Amortization of prior service cost	292	292
Amortization of actuarial loss	47	5
Total net periodic benefit cost	$834	$777

12.	COMMITMENTS AND CONTINGENCIES

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

The Company has agreements with six executive officers which provide for certain cash payments and other benefits upon termination of employment of the officer in connection with a change in control of the Company. Each executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

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

Below are summaries of certain proceedings that have been commenced against issued patents that are either exclusively licensed to the Company or which are now assigned to the Company. The Company notes that it currently has more than 3,000 issued patents and pending patent applications, worldwide, which are utilized in the Company's materials supply and device licensing business. The Company does not believe that the confirmation, loss or modification of the Company's rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on the Company's material sales or licensing business or on the Company's consolidated financial statements, including its consolidated statements of operations, as a whole. However, as noted within the descriptions, many of the following legal proceedings involve patents relating to the Company's key phosphorescent OLED technologies and the Company intends to vigorously defend against such claims, which may require the expenditure of significant amounts of the Company's resources. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology.

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

All the parties filed notices of appeal to the EPO's panel decision and submitted their initial papers in support of their respective requests for appellate review. An Oral hearing has been scheduled by the EPO in the second half of 2013.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*

On May 24, 2010, the Company received two Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP '781 patent) and 4358168 (the JP '168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were filed by Semiconductor Energy Laboratory Co., Ltd. (SEL) of Kanagawa, Japan. The JP '781 and '168 patents are also

Japanese counterpart patents, in part, to the above-noted U.S. '828 Patent Family and EP '238 Patent. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

On March 31, 2011, the Company learned that the Japanese Patent Office ("JPO") had issued decisions finding all claims in the JP '781 and JP '168 patents invalid. Company management believed that the JPO's decisions invalidating these claims were erroneous, and the Company filed appeals for both cases to the Japanese IP High Court.

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

In a decision reported to the Company on April 15, 2013, all claims in the Company's JP '781 and JP '168 patents were upheld as valid by the JPO. The Company's opponent filed an appeal and submitted their appeal briefs. The Company's responses are currently under preparation.

At this time, based on its current knowledge, Company management believes that the claims on the patents should be upheld. However, Company management cannot make any assurances of this result.

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

An oral hearing relating to this matter was held on December 18, 2012, after numerous supporting briefs were filed by both parties. On March 5, 2013, the Company was notified that a favorable decision had been rendered in which the Company's patent was held valid. The opponent did not appeal this decision. The case is now closed.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trials for the JP '781 and '168 patents. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions; which relate to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

On May 10, 2012, after a scheduled hearing, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. Company management believes the JPO's decision was erroneous with respect to the broadest claims.

The Company filed a Notice of Appeal with the Japanese IP High Court on September 5, 2012. A Technical Hearing was held on May 30, 2013 after the parties filed a number of supporting briefs. It is expected that the Japanese IP High Court will render a decision in the second half of 2013.

At this time, based on its current knowledge, Company management believes that the patent being challenged should be declared valid and that all or a significant portion of the Company's claims should be upheld. However, Company management cannot make any assurances of this result.

Opposition to European Patent No. 1252803*

On July 12 and 13, 2011, Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany filed oppositions to the Company's European Patent No. 1252803 (the EP '803 patent). The EP '803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to the U.S. '828 Patent Family. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding. On December 7, 2012 the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal and have submitted their appeal briefs. The Company's responses are currently under preparation.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be further upheld on appeal. However, Company management cannot make any assurances of this result.

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

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to the Company's European Patent No. 1933395 (the EP '395 patent). The EP '395 patent is a counterpart patent to the above-noted JP '168 patent and, in part, to the U.S. '828 Patent Family. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The Company's response to the opponents' opposition briefs was timely filed on September 27, 2012. An Oral Hearing has been scheduled by the EPO in the second half of 2013.

At this time, based on its current knowledge, Company management believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be upheld. However, Company management cannot make any assurances of this result.

13.	CONCENTRATION OF RISK

Included in technology development and support revenue in the accompanying statements of operations is $232,000 and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $861,000 and $2.4 million for the six months ended June 30, 2013 and 2012, respectively, of revenue which was derived from contracts with United States government agencies.  Revenues derived from contracts with United States government agencies represented less than 1% and 4% of the consolidated revenue for the three months ended June 30, 2013 and 2012, respectively, and 1% and 6% of the consolidated revenue for the six months ended June 30, 2013 and 2012, respectively.

Revenues for the three months ended June 30, 2013 and 2012, and accounts receivable as of June 30, 2013, from our largest non-government customers were as follows:

	% of Total Revenue		Accounts Receivable (in thousands)
Customer	2013	2012	June 30, 2013
A	73%	75%	$9,605
B	19%	6%	2,263

Revenues for the six months ended June 30, 2013 and 2012, were as follows:

	% of Total Revenue
Customer	2013	2012
A	65%	65%
B	20%	8%

Revenues from outside of North America represented 99% and 96% of consolidated revenue for the three months ended June 30, 2013 and 2012, respectively. Revenues by geographic area are as follows (in thousands):

Country	2013	2012
United States	$329	$1,284
South Korea	38,458	23,560
Japan	10,485	4,137
Taiwan	52	732
Other	35	274
All foreign locations	49,030	28,703
Total revenue	$49,359	$29,987

Revenues from outside of North America represented 98% and 94% of consolidated revenue for the six months ended June 30, 2013 and 2012, respectively. Revenues by geographic area are as follows (in thousands):

Country	2013	2012
United States	$1,084	$2,558
South Korea	47,802	30,953
Japan	15,097	6,703
Taiwan	218	1,989
Other	134	404
All foreign locations	63,251	40,049
Total revenue	$64,335	$42,607

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net) by geographic area at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
United States	$13,630	$11,512
Other	274	296
Total long-lived assets	$13,904	$11,808

All chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES

In July 2012, Samsung Mobile Display Co., Ltd (SMD) merged with SDC. Following the merger, all agreements between the Company and SMD were assigned to SDC, and SDC will honor all pre-existing agreements made between the Company and SMD.

The Company is subject to income taxes in both United States and foreign jurisdictions. For the three and six months ended June 30, 2013, income tax expense of $6.5 million and $4.3 million, respectively, was recorded based on the Company's estimated annual effective tax rate for 2013 applied to the Company's income before income taxes. For both the three and six months ended

June 30, 2012, income tax expense of $2.3 million were recorded. The Company's estimated effective tax rate is primarily related to foreign taxes withheld on royalty and license fees paid to the Company. SDC has been required to withhold tax upon payment of royalty and license fees to the Company at a rate of 16.5%. Any potential foreign tax credits to be received by the Company for these amounts on its United States tax returns are currently offset by a full valuation allowance as noted below.

Based on previous earnings history, a current evaluation of expected future taxable income and other evidence, the Company determined it is not more likely than not that certain deferred tax assets will be realized. Therefore, the Company has continued to establish a full valuation allowance for significantly all its net deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to continue to generate taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The Company considers the scheduled reversal of deferred tax liabilities, historic earnings, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2013, a full valuation allowance continued to be established for significantly all of the Company's net deferred tax assets because the Company incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, the Company has assessed that the net deferred tax assets do not meet the criteria for realization. In future periods, if the Company determines it is more likely than not that net deferred tax assets will be realized, the related valuation allowance would be reduced and an income tax benefit would be recorded.

15.NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock awards, restricted stock units and performance units.  Diluted net income per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the effect of unvested restricted stock awards, restricted stock units and performance units, and the impact of shares to be issued under the ESPP.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended June 30, 2013 and 2012 (in thousands, except for share and per share data):

	2013	2012
Numerator:
Net income	$15,382	$10,964
Denominator:
Weighted average common shares outstanding - Basic	45,859,286	45,953,312
Effect of dilutive shares:
Common stock equivalents arising from stock options, warrants and ESPP	498,802	663,419
Restricted stock awards and units and performance units	138,032	240,578

Weighted average common shares outstanding - Diluted	46,496,120	46,857,309
Net income per common share:
Basic	$0.34	$0.24
Diluted	$0.33	$0.23

For the three months ended June 30, 2013 and 2012, the combined effects of unvested restricted stock awards and restricted stock units of 242,891 and 48,366, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive, or for performance units, as the units would not be issued if the end of the reporting period was the end of the performance period.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the six months ended June 30, 2013 and 2012 (in thousands, except for share and per share data):

	2013	2012
Numerator:
Net income	$10,624	$9,743
Denominator:
Weighted average common shares outstanding - Basic	45,841,446	45,871,166
Effect of dilutive shares:
Common stock equivalents arising from stock options, warrants and ESPP	503,908	726,359
Restricted stock awards and units and performance units	178,186	299,373

Weighted average common shares outstanding - Diluted	46,523,540	46,896,898
Net income per common share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21

For the six months ended June 30, 2013 and 2012, the combined effects of unvested restricted stock awards, restricted stock units and performance units of 227,088 and 189,552, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive, or for performance units, as the units would not be issued if the end of the reporting period was the end of the performance period.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies for use in flat panel display, solid-state lighting and other applications. Since 1994, we have been exclusively engaged, and expect to continue to be exclusively engaged, in funding and performing research and development activities relating to OLED technologies and materials, and attempting to commercialize these technologies and materials. We derive our revenue from the following:

•	intellectual property and technology licensing;

•	sales of OLED materials for evaluation, development and commercial manufacturing; and

•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, we have incurred significant losses since our inception, resulting in an accumulated deficit of $193.6 million as of June 30, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We had operating income of $21.7 million for the three months ended June 30, 2013, compared to operating income of $12.9 million for the three months ended June 30, 2012. The increase in operating income was due to the following:

•	an increase in revenue of $19.4 million, which includes increases in both material sales and royalty and license fees, offset by

•
an increase in operating expenses of $10.6 million, which includes a $6.7 million increase in the cost of material sales, a $2.3 million increase in patent costs and amortization of acquired technology and a $1.1 million increase in selling, general and administrative expenses, all of which are described in detail below.

We had net income of $15.4 million (or $0.34 per basic and $0.33 per diluted share) for the three months ended June 30, 2013, compared to net income of $11.0 million (or $0.24 per basic and $0.23 per diluted share) for the three months ended June 30, 2012.

Our revenues were $49.4 million for the three months ended June 30, 2013, compared to $30.0 million for the three months ended June 30, 2012.  The increase in our overall revenue was primarily due to increases in both material sales and royalty and license fees. The increase includes a $17.6 million increase in commercial material sales and an increase in royalty and license fees of $5.8 million related to the receipt and therefore recognition of $20.0 million of royalty and license fees received under our patent license agreement with SDC, offset by a $3.3 million decrease in development chemical sales due to changes in sales mix.

Material sales increased to $27.1 million for the three months ended June 30, 2013, compared to $12.8 million for the same period in 2012. Material sales relate to the sale of our OLED materials for our customers' evaluation, manufacture and development activities, and for incorporation into their commercial OLED products.   The increase in material sales resulted primarily from increased commercial chemical sales due to the overall expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly from SDC.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 66% of our total material sales for the three months ended June 30, 2013, compared to 85% of our total material sales for the three months ended June 30, 2012.  Host material sales were 34% of our total material sales for the three months ended June 30, 2013, compared to 15% of our total material sales for the three months ended June 30, 2012.

Phosphorescent emitter sales increased by approximately $7.0 million due to an increase in commercial phosphorescent emitter sales, offset by a decrease in development phosphorescent emitter sales. Commercial green emitter sales increased by approximately $11.6 million due to expanded use of our green emitter in customer products. Commercial red emitter sales decreased by approximately $1.6 million mainly due to a reduction in the number of grams sold as we believe our customers utilized our materials more efficiently, as well as a decrease in the average price per gram of red emitter based on the cumulative volume of purchases.

Host material sales increased by $7.4 million due to an increase in the number of grams sold, which was offset by a decrease in the average price per gram sold. Host material sales are mainly related to the use of commercial host materials with our green emitter materials. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees increased to $21.2 million for the three months ended June 30, 2013, compared to $15.4 million for the three months ended June 30, 2012. The increase was mainly related to the receipt and therefore recognition of $20.0 million of royalty and license fee payments under our patent license agreement with SDC, compared to $15.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers, which increased during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

In August 2011, we entered into a patent license agreement with SDC which runs through December 31, 2017. The patent license agreement with SDC covers the manufacture and sale of specified OLED display products.  Under the agreement, SDC has agreed to pay us a fixed license fee, payable in semi-annual installments over the agreement term.  These installments, which are due in the second and fourth quarter of each annual period, increase on an annual basis over the term of the license agreement.  Based upon the extended payment arrangement, such amounts are not considered fixed and determinable for revenue recognition purposes until such time the installments become due and payable. As a result, license fees under our new agreement with SDC will be recognized as they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year; therefore our quarterly license fees, will fluctuate accordingly, depending on the timing of such payments.

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

Technology development and support revenue decreased to $1.0 million for the three months ended June 30, 2013, compared to $1.7 million for the same period in 2012 due to fewer outstanding contracts in the current period when compared to the prior period.

Cost of material sales increased to $8.3 million for the three months ended June 30, 2013, compared to $1.6 million for the three months ended June 30, 2012, partially due to the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which have already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

During the three months ended June 30, 2012, cost of materials related to our green emitter material sales excluded costs that had been previously included in research and development expenses; however, during the three months ended June 30, 2013, cost of materials related to our green emitter material sales included all costs to produce the materials sold.

Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these fluctuations, and due to increased sales of commercial materials, cost of material sales increased for the three months ended June 30, 2013, compared to the same period in 2012. For the three months ended June 30, 2013 and 2012, costs associated with $25.7 million and $8.1 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $7.3 million for the three months ended June 30, 2013, compared to $7.2 million for the three months ended June 30, 2012.   Significant changes in activity in research and development expenses were as follows:

•	increased costs of $520,000 associated with sponsored research and development contracts, offset by

•
decreased subcontract costs of $207,000, decreased costs of $135,000 related to the timing of costs incurred for raw materials and other lab related costs used for research and development and decreased costs of $110,000 related to outsourced research and development efforts.

Selling, general and administrative expenses were $6.3 million for the three months ended June 30, 2013, compared to $5.2 million for the three months ended June 30, 2012. The increase was primarily due to increased costs associated with bonus and stock-based compensation for certain executive officers as well as increased salaries and salary-related expenses associated with new employees.

Patent costs and amortization of acquired technology increased to $4.5 million for the three months ended June 30, 2013, compared to $2.3 million for the three months ended June 30, 2012. The increase was mainly due to increased amortization costs of $2.2 million related to amortization expense associated with technology acquired in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion). In addition, we have increased our number of patents, including those of the newly acquired technology, and the increase reflects the additional maintenance costs of these new patents.

Royalty and license expense increased to $1.2 million for the three months ended June 30, 2013, compared to $786,000 for the three months ended June 30, 2012. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Interest income decreased to $178,000 for the three months ended June 30, 2013, compared to $357,000 for the three months ended June 30, 2012. The decrease was mainly attributable to interest earned on lower average cash and investment balances as a result of the purchase of acquired technology in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion).

We recorded income tax expense of $6.5 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. See "Provision for Income Tax" below for additional information.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We had operating income of $14.6 million for the six months ended June 30, 2013, compared to operating income of $11.4 million for the six months ended June 30, 2012. The increase in operating income was due to the following:

•	an increase in revenue of $21.7 million, which includes increases in both material sales and royalty and license fees, offset by

•
an increase in operating expenses of $18.5 million, which includes a $8.7 million increase in the cost of material sales, a $5.0 million increase in patent costs and amortization of acquired technology, a $2.4 million increase in research and development costs and a $2.0 million increase in selling, general and administrative costs, described in detail below.

We had net income of $10.6 million (or $0.23 per basic and diluted share) for the six months ended June 30, 2013, compared to net income of $9.7 million (or $0.21 per basic and diluted share) for the six months ended June 30, 2012.

Our revenues were $64.3 million for the six months ended June 30, 2013, compared to $42.6 million for the six months ended June 30, 2012.  The increase in our overall revenue was primarily due to increases in both material sales and royalty and license fees, which included a $20.6 million increase in commercial material sales as well as an increase in royalty and license fees of $6.6 million, offset by a $4.1 million decrease in development chemical sales due to changes in sales mix.

Material sales increased to $39.9 million for the six months ended June 30, 2013, compared to $23.4 million for the same period in 2012. Material sales relate to the sale of our OLED materials for our customers' evaluation, manufacture and development activities, and for incorporation into their commercial OLED products.   The increase in material sales resulted primarily from increased commercial chemical sales due to the overall expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly from SDC.

Material sales included sales of both phosphorescent emitter and host materials.  Phosphorescent emitter sales were 67% of our total material sales for the six months ended June 30, 2013, compared to 83% of our total material sales for the six months ended June 30, 2012.  Host material sales were 33% of our total material sales for the six months ended June 30, 2013, compared to 17% of our total material sales for the six months ended June 30, 2012.

Phosphorescent emitter sales increased by approximately $7.5 million due to an increase in commercial phosphorescent emitter sales, offset by a decrease in development phosphorescent emitter sales. Commercial green emitter sales increased by approximately $14.7 million due to expanded use of our green emitter in customer products. Commercial red emitter sales decreased by approximately $3.5 million mainly due to a reduction in the number of grams sold as we believe our customers utilized our materials more efficiently, as well as a decrease in the average price per gram of red emitter based on the cumulative volume of purchases.

Host material sales increased by $9.1 million, due to an increase in the number of grams sold, which was offset by a decrease in the average price per gram sold. Host material sales are mainly related to the use of commercial host materials with our green emitter materials. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED.  However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.  Thus, our long-term prospects for host material sales are uncertain.

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

Royalty and license fees increased to $22.5 million for the six months ended June 30, 2013, compared to $15.9 million for the six months ended June 30, 2012. The increase was mainly related to the receipt and therefore recognition of $20.0 million of royalty and license fee payments under our patent license agreement with SDC, compared to $15.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers, which increased during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

In August 2011, we entered into a patent license agreement with SDC which runs through December 31, 2017. The patent license agreement with SDC covers the manufacture and sale of specified OLED display products.  Under the agreement, SDC has agreed to pay us a fixed license fee, payable in semi-annual installments over the agreement term.  These installments, which are due in the second and fourth quarter of each annual period, increase on an annual basis over the term of the license agreement.  Based upon the extended payment arrangement, such amounts are not considered fixed and determinable for revenue recognition purposes until such time the installments become due and payable. As a result, license fees under our new agreement with SDC will be recognized as they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year; therefore our quarterly license fees, will fluctuate accordingly, depending on the timing of such payments.

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

Technology development and support revenue decreased to $1.9 million for the six months ended June 30, 2013, compared to $3.4 million for the same period in 2012 due to fewer outstanding contracts in the current period when compared to the prior period.

Cost of material sales increased to $11.4 million for the six months ended June 30, 2013, compared to $2.7 million for the six months ended June 30, 2012, partially due to the aforementioned increase in material sales. Cost of material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which have already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

During the six months ended June 30, 2012, costs of materials related to a majority of our green emitter material sales excluded costs that had been previously included in research and development expenses; however, during the six months ended June 30, 2013, costs of materials related to our green emitter material sales included all costs to produce the materials sold.

Depending on the amounts, timing and stage of materials being classified as commercial, as well as changes in the market price of certain raw materials, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these fluctuations and raw material cost increases, and due to increased sales of commercial materials, cost of material sales increased for the six months ended June 30, 2013, compared to the same period in 2012. For the six months ended June 30, 2013 and 2012, costs associated with $36.2 million and $15.6 million, respectively, of material sales relating to commercial materials were included in cost of material sales.

We incurred research and development expenses of $16.3 million for the six months ended June 30, 2013, compared to $13.9 million for the six months ended June 30, 2012.   The overall increase was primarily due to:

•	increased costs of $952,000 associated with sponsored research and development contracts;

•
increased costs of $947,000 incurred under our agreement with PPG Industries, which represents the cost of scaling up of a new red emitter material developed to commercial status, as well as to supply us with those materials for evaluation purposes; and

•	increased costs of $866,000 due to increased employee costs related to bonus compensation, as well as salaries and salary related expenses for new employees; offset by

•	decreased subcontract costs of $469,000.

Selling, general and administrative expenses were $11.5 million for the six months ended June 30, 2013, compared to $9.5 million for the six months ended June 30, 2012. The increase was primarily due to increased costs associated with bonus and stock-based compensation for certain executive officers as well as increased salaries and salary-related expenses associated with new employees.

Patent costs and amortization of acquired technology increased to $9.1 million for the six months ended June 30, 2013, compared to $4.1 million for the six months ended June 30, 2012. The increase was mainly due to increased amortization costs of $5.5 million due to the amortization expense associated with technology acquired in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion).

Royalty and license expense increased to $1.5 million for the six months ended June 30, 2013, compared to $1.0 million for the six months ended June 30, 2012. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Interest income decreased to $388,000 for the six months ended June 30, 2013, compared to $714,000 for the six months ended June 30, 2012. The decrease was mainly attributable to interest earned on lower average cash and investment balances as a result of the purchase of acquired technology in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion).

We recorded income tax expense of $4.3 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively. See "Provision for Income Tax" below for additional information.

Provision for Income Tax

The effective income tax rate was 29.8% and 28.9% for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, income tax expense of $6.5 million and $4.3 million, respectively, was recorded based on the Company's estimated annual effective tax rate for 2013 applied to the Company's income before income taxes. For both the three and six months ended June 30, 2012, income taxes of $2.3 million were recorded. Our estimated effective tax rate is primarily related to foreign taxes on South Korean royalty and license fee income.

Based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined it is not more likely than not that certain deferred tax assets will be realized. Therefore we have established a full valuation allowance for significantly all of our net deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the continued generation of taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. We consider the scheduled reversal of deferred tax liabilities, historic earnings, projected future taxable income, and tax planning strategies in making this assessment. Our level of future profitability could cause us to conclude that all or a portion of our deferred tax assets will be realizable. We continue to assess our current and projected taxable income in the jurisdictions in which we operate on a quarterly basis and provided that we sustain actual profitability and can demonstrate sustained forecasted profitability and/or upon the implementation of certain tax planning strategies, we could release all or a portion of our deferred tax valuation allowance to reflect the realizability of our deferred tax assets and would begin to provide for income taxes at a rate equal to our combined federal, state and foreign effective rates, at that time.

Currently, a full valuation allowance continues to be established for significantly all our net deferred tax assets because we incurred substantial consolidated operating losses from inception through 2010, as well as continuing losses in certain jurisdictions, and based on the aforementioned factors, we have assessed that the net deferred tax assets did not meet the criteria for realization as of June 30, 2013.

At this time, the amount and timing of any future release of the deferred tax valuation allowance and resulting future effective tax rates cannot be determined, but could be material to both our financial position and results of operations and may occur in the near term if expected operating trends continue.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $80.7 million and short-term investments of $164.0 million, for a total of $244.7 million. This compares to cash and cash equivalents of $85.9 million and short-term investments of $158.0 million, for a total of $243.9 million, as of December 31, 2012.

Cash provided by operating activities was $15.5 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $9.2 million for the same period in 2012. The increase in cash provided by operating activities was primarily due to the following:

•	an increase in pretax net income of approximately $7.6 million, which excludes the impact of non-cash items; and

•	the impact of the timing of inventory purchases of $7.1 million; offset by

•	the impact of the timing of receipts of accounts receivable of $6.9 million; and

•	the timing of payments of accounts payable and accrued expenses of $2.1 million.

Cash used in investing activities was $12.8 million for the six months ended June 30, 2013, compared to cash provided by investing activities of $41.0 million for the same period in 2012. The increase in cash used in investing activities was mainly due to the timing of maturities of investments, offset by the timing of purchases of investments and equipment.

Cash used in financing activities was $8.0 million for the six months ended June 30, 2013, compared to cash used of $2.4 million for the same period in 2012. The increase in cash used in financing activities was primarily due to repurchases of common stock of $5.5 million, as well as a decrease in the proceeds from the exercise of stock options of $672,000. This was offset by a decrease in the payment of taxes related to stock-based employee compensation of $523,000.

Working capital was $251.0 million as of June 30, 2013, compared to $245.2 million as of December 31, 2012 mainly due to the increase in short-term investments of $6.0 million, accounts receivable of $5.8 million and other current assets of $2.3 million. This was offset by a decrease in cash and cash equivalents of $5.2 million primarily from increases in cash used in investing and financing activities as well as a decrease in inventory of $2.3 million resulting from increased material sales.

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

It should be noted that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain, maintain and enforce patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities and the receipt of cash upon the exercise of outstanding stock options. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all, particularly in the current economic environment.

Critical Accounting Policies

We have various share-based compensation awards under the Equity Compensation Plan, which include stock options, restricted stock awards, restricted stock units and performance-based units. On March 7 and 8, 2013, the Board, upon the recommendation of the Compensation Committee of the Board, granted restricted stock units and performance units under the Equity Compensation Plan to its executive officers. See Note 10 in the Notes to Consolidated Financial Statements in Item 1. Financial Statements for further detail.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for additional discussion of our critical accounting policies.

Contractual Obligations

Effective June 1, 2013, the Company amended its Research Agreement with the University of Southern California (USC) to extend the term of the agreement for an additional four years.  As of June 30, 2013, the Company was obligated to pay USC up to $8.4 million for work actually performed during the remaining extended term, which expires April 30, 2017.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our other contractual obligations.

Off-Balance Sheet Arrangements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of off-balance sheet arrangements.  As of June 30, 2013, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below are summaries of certain proceedings that have been commenced against issued patents that are either exclusively licensed to us or which are now assigned to us. We note that we currently have more than 3,000 issued patents and pending patent applications, worldwide, which are utilized in our materials supply and device licensing business. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claim(s) that are the subject of the following legal proceedings would have a material impact on our material sales or licensing business or on our consolidated financial statements, including our consolidated statements of operations, as a whole. However, as noted within the descriptions, many of the following legal proceedings involve patents relating to our key phosphorescent OLED technologies and we intend to vigorously defend against such claims, which may require the expenditure of significant amounts of our resources. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology.

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

All the parties filed notices of appeal to the EPO's panel decision and submitted their initial papers in support of their respective requests for appellate review. An Oral hearing has been scheduled by the EPO in the second half of 2013.

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

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*

On May 24, 2010, we received two Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP '781 patent) and 4358168 (the JP '168 patent), which were both issued on August 14, 2009. The requests for these two additional Invalidation Trials were filed by Semiconductor Energy Laboratory Co., Ltd. (SEL). The JP '781 and '168 patents are also Japanese counterpart patents, in part, to the above-noted U.S. '828 Patent Family and EP '238 Patent. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

On March 31, 2011, we learned that the Japanese Patent Office ("JPO") had issued decisions finding all claims in the JP '781 and JP '168 patents invalid. We believed that the JPO's decisions invalidating these claims were erroneous, and we filed appeals for both cases to the Japanese IP High Court.

Both parties filed appeal briefs in this matter with the Japanese IP High Court. The Japanese IP High Court held hearings for this matter on November 22, 2011, March 5, 2012, and June 18, 2012. On November 7, 2012, we were notified by our Japanese counsel that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.

In a decision reported to us on April 15, 2013, all claims in our JP '781 and JP '168 patents were upheld as valid by the JPO. Our opponent filed an appeal and submitted their appeal briefs. Our responses are currently under preparation.

At this time, based on our current knowledge, we believe that the claims on the patents should be upheld. However, we cannot make any assurances of this result.

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

An oral hearing relating to this matter was held on December 18, 2012, after numerous supporting briefs were filed by both parties. On March 5, 2013, we were notified that a favorable decision had been rendered in which our patent was held valid. The opponent did not appeal this decision. The case is now closed.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trials for the JP '781 and '168 patents. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions; which relate to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

On May 10, 2012, after a scheduled hearing, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We believe the JPO's decision was erroneous with respect to the broadest claims.

We filed a Notice of Appeal with the Japanese IP High Court on September 5, 2012. A Technical Hearing was held on May 30, 2013 after the parties filed a number of supporting briefs. It is expected that the Japanese IP High Court will render a decision in the second half of 2013.

At this time, based on our current knowledge, we believe that the patent being challenged should be declared valid and that all or a significant portion of our claims should be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1252803*

On July 12 and 13, 2011, Sumitomo, Merck Patent GmbH and BASF SE, of Ludwigshaven, Germany filed oppositions to our European Patent No. 1252803 (the EP '803 patent). The EP '803 patent, which was issued on October 13, 2010, is a European counterpart patent, in part, to the U.S. '828 Patent Family. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding. On December 7, 2012 the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal and have submitted their appeal briefs. Our responses are currently under preparation.

At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be further upheld on appeal. However, we cannot make any assurances of this result.

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

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to our European Patent No. 1933395 (the EP '395 patent). The EP '395 patent is a counterpart patent to the above-noted JP '168 patent, and, in part, to the U.S. '828 Patent Family. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

Our response to the opponents' opposition briefs was timely filed on September 27, 2012. An Oral Hearing has been scheduled by the EPO in the second half of 2013.

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

Share Repurchases

During the quarter ended December 31, 2012, we announced that the Board of Directors had approved a program to repurchase up to $50 million of our outstanding shares of our common stock from time to time over the next twelve months (the Repurchase Program). The amount and timing of repurchases will depend on a number of factors, including the price, availability of shares of the Company's common stock, trading volume and general market conditions. The repurchases may be made on the open market, in block trades or otherwise. The Repurchase Program may be suspended or discontinued at any time.

There were no shares repurchased during the three months ended June 30, 2013.

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

Exhibit
Number	Description

10.1	Amended and Restated Articles of Incorporation of Universal Display Corporation

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: August 8, 2013	By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President and Chief Financial Officer