Form 10-K
period 2013-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2014-02-28
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 28, 2013, was $953,262,272.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.
As of February 24, 2014, the registrant had outstanding 46,438,738 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2014, are incorporated by reference into Part III of this report.

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	46

i

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS
This report and the documents incorporated by reference in this report contain some “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements concern possible or assumed future events, results and business outcomes. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “project” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances.
As you read and consider this report, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further under Item 1A (Risk Factors) below, including:

•
successful commercialization by organic light emitting diode (OLED) manufacturers of products incorporating our OLED technologies and materials and their continued willingness to utilize our OLED technologies and materials;

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

•	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

•	our ability to maintain and improve our competitive position following the expiration of our fundamental phosphorescent organic light-emitting diode (PHOLED) patents;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently on the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	our ability to acquire and supply OLED materials at cost competitive pricing;

•	our ability to compete against third parties with resources greater than ours;

•	our future capital requirements and our ability to obtain additional financing if and when needed;

•	our future OLED technology licensing and OLED material revenues and results of operations, including supply and demand for our OLED materials; and

•	general economic and market conditions.
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
Liquid crystal displays, or LCDs, continue to dominate the flat panel display market. However, we believe that OLED displays are an attractive alternative to LCDs because they offer a number of potential advantages, including:

•	higher power efficiencies, thereby reducing energy consumption;

•	a thinner profile and lighter weight;

•	higher contrast ratios, leading to sharper picture images and graphics;

•	wider viewing angles;

•	deposition on non-rigid substrates which enables conformable and flexible displays;

•	faster response times for video; and

•	lower cost manufacturing methods and materials.
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
In addition, due to the inherent transparency of organic materials and through the use of transparent electrode technology, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays. Organic materials also make technically possible the development of flexible displays for use in an entirely new set of product applications. Such applications include display devices that can be conformed to certain shapes for wearable, industrial and ruggedized applications.

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
There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, they are already employed in a variety of lighting products, such as traffic lights, billboards, replacements for incandescent lighting, backlights for computer monitors and televisions, and as border or accent lighting. However, the high operating temperatures and intense brightness of LEDs may make them less desirable for many general illumination and diffuse lighting applications.
OLEDs, on the other hand, are larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. OLEDs can be added to any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working to develop OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps, as well as for new applications that take advantage of the OLED form factor.
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
Technology Leadership
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
Broad Portfolio of Intellectual Property
We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts, acquisitions, and our relationships with world-class partners such as Princeton, USC, Michigan and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 3,000 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola, and in 2012, we acquired the entire worldwide patent portfolio of more than 1,200 OLED patents and patent applications of Fujifilm Corporation (Fujifilm) for a total cost of $109.1 million. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.
Focus on Licensing Our OLED Technologies
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

Licenses with Key Product Manufacturers
We have licensed our OLED technologies and patents to several manufacturers for use in commercial products. In July 2012, Samsung Mobile Display Co. Ltd. (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between us and SMD were assigned to SDC, and SDC is obligated to honor all pre-existing agreements made between us and SMD. In 2011, we entered into a new license agreement with SDC for its manufacture of active matrix OLED (AMOLED) display products, which agreement superseded our prior license agreement with SDC. We also have license agreements with Lumiotec, Inc. (Lumiotec), Pioneer Corporation (Pioneer) and Kaneka Corporation (Kaneka) for the manufacture of OLED lighting products, as well as a collaborative arrangement with Moser Baer Technologies, Inc. (Moser Baer) to support its development and manufacture of OLED lighting products. Additionally, we have license agreements with Showa Denko K.K. (Showa Denko) for its manufacture of OLED lighting products by solution processing methods (2009), Konica Minolta Holdings, Inc. (Konica Minolta) for its manufacture of OLED lighting products (2008) and DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us (2002).
Leading Supplier of UniversalPHOLED Emitter Materials
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
Complementary UniversalPHOLED Host Material Business
We supply certain of our proprietary phosphorescent host materials to OLED product manufacturers. In one design, the emitter material is disbursed into a host material, with the resulting mixture consisting of predominantly host material. PPG Industries also currently is responsible for the manufacture of our proprietary host materials for us, which we then qualify and resell to our customers. We believe that host material sales can be complementary to our phosphorescent emitter material sales business; however, our OLED product manufacturing customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials. In addition, the host material business is more competitive than the phosphorescent emitter material sales business. This means our long-term prospects for host material sales are uncertain.
Established Material Supply Relationships
We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED materials for use in commercial products. In 2013, SDC, LG Display Co., Ltd. (LG Display), Tohoku Pioneer Corporation (Tohoku Pioneer) and Konica Minolta purchased our proprietary OLED materials for use in commercial OLED display and lighting products. We continue to work with many product manufacturers that are evaluating our OLED materials and technologies for use in commercial OLED displays and lighting products, including AU Optronics Corporation (AU Optronics), Innolux Corporation (Innolux) (formerly Chimei Innolux Corporation (CMI)), BOE Technology Group Co., Ltd. (BOE), Kaneka, Philips Technologic GmbH (Philips) and Sony Corporation (Sony).
U.S. Government Program Support
We perform work under research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Energy. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and solid-state lighting. This enables us to supplement our internal research and development budget with additional funding. As OLED technology continues to prosper in the marketplace, U.S. Government funding will likely decline.
Experienced Management and Scientific Advisory Team
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

Target Leading Product Manufacturers
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
Enhance Our Existing Portfolio of PHOLED Technologies and Materials
We believe that a strong portfolio of proprietary OLED technologies and materials for both displays and lighting products is critical to our success. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with academic and other research partners, and other strategic opportunities. One of our primary goals is to develop new and improved phosphorescent OLED technologies and materials with increased efficiencies, enhanced color gamut and extended lifetimes, which are compatible with different manufacturing methods, so that they can be used by various manufacturers in a broad array of OLED display and lighting products.
Develop Next-Generation Organic Technologies
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
Business and Geographic Markets
We derive revenue from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;

•	intellectual property and technology licensing; and

•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.
Most manufacturers of flat panel displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan and Hong Kong as well as a representative office in Taiwan. Our subsidiary in Hong Kong operates a world-class chemistry laboratory to support our expanding research and development initiatives in OLED materials and technologies. Our subsidiary in Ireland is responsible for all material sales world-wide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.
We receive a majority of our revenues from customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers. In particular, one of our key customers located in the Asia-Pacific region, SDC, accounted for more than 60% of our consolidated revenues for 2013. Substantially all revenue derived from our customers is denominated in U.S. dollars.
For more information on our revenues, costs and expenses associated with our business, as well as a breakdown of revenues from North America and foreign sources, please see our Consolidated Financial Statements and the notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.
Our Technology and its Relation to OLED Technology and Structure
OLED devices are solid-state semiconductor devices made from thin films of organic material that emit light of various wavelengths when electricity is selectively applied to the emissive layer of the device. OLED devices are typically referred to as incorporating an “OLED stack.” OLED stacks vary in specific structure but those commonly used today may include a cathode, an electron injection layer, an electron transport layer, an emissive layer, a hole transport layer, a hole injection layer and an anode, all of which are placed on a substrate which may be made of a number of different materials, including glass, plastic and metal.

Our technology and materials are most commonly utilized in the emissive layer; the materials in the emissive layer are the light-generating component of the OLED stack. Many of our key technologies relate primarily to phosphorescent emitter materials, which we believe are more energy efficient than fluorescent emitter materials that can also be used to generate light within the emissive layer of the OLED device. We began selling emitter materials commercially in 2003. A manufacturer will use a small amount of emitter material for each device through a process called “doping” into a host material. The emitter material(s) and the host material(s) together form an emissive layer system. Depending on the nature of the OLED device, the emissive materials and emissive layer system may be designed to emit different colors. We have commercially produced and sold phosphorescent emitter materials that produce red, yellow, green and light-blue light, which are combined in various ways for the flat panel display and the lighting market.
Our current materials business, conducted outside the United States by our Irish subsidiary, is focused primarily on the delivery of such emissive materials. We have also developed host materials for the emissive layer and began selling them commercially in 2011. In addition to our materials, which are protected by patents covering various molecular structures, we also have fundamental and important patents that cover various aspects of the OLED device, including the use of phosphorescent emission in an OLED device, flexible OLEDs, lighting, encapsulation, and methods of manufacturing OLEDs. These patents are important to our licensing business because they enable us to provide our business partners important OLED related technology.
Our Phosphorescent OLED Technologies
Phosphorescent OLEDs utilize specialized materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. Traditional fluorescent OLEDs emit light through an inherently less efficient process. Theory and experiment show that phosphorescent OLEDs exhibit device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. Phosphorescence substantially reduces the power requirements of an OLED and is useful in displays for hand-held devices, such as smartphones, where battery power is often a limiting factor.
Phosphorescence is also important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency.
We have a strong intellectual property portfolio surrounding our existing PHOLED phosphorescent OLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2013, we continued our commercial supply relationships with companies such as SDC and LG Display to use our UniversalPHOLED® materials for their manufacture of OLED displays. In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.
Our Additional Proprietary OLED Technologies
Our research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:
FOLED™ Flexible OLEDs
We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device as well as enhancing the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally, under several of our U.S. government programs and in connection with the government-sponsored Flexible Display Center at Arizona State University (ASU).
Thin-Film Encapsulation
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

UniversalP2OLED® Printable Phosphorescent OLEDs
The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a vacuum thermal evaporation, or VTE, process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED involves solution processing of the various organic materials in an OLED using techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. For several years, we worked on P2OLEDs under joint development agreements with Seiko Epson Corporation. We are continuing to develop novel P2OLED materials and device architectures for evaluation by OLED manufacturers, and to collaborate with other material manufacturers who are working on host, and other OLED materials, to match our P2OLED emitters.
OVJP® Organic Vapor Jet Printing
OLEDs can be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for any size or shaped OLED. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We have installed a prototype OVJP tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan.
OVPD® Organic Vapor Phase Deposition
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
TOLED Transparent OLEDs
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
SDC
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
LG Display
We have been providing our proprietary PHOLED materials to LG Display for evaluation, and we have been supporting LG Display in its OLED product development activities for several years. In 2007, we entered into an agreement to supply LG Display with our proprietary PHOLED materials for use in AMOLED display products. This agreement, which automatically renews for one year periods, unless either party provides notice of its intent to terminate the agreement, generates commercial chemical sales and license fee revenues from our supply of materials to LG Display.

AU Optronics
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
Sony
We have been supporting Sony in its development of AMOLED display products for many years. We continue to supply our proprietary PHOLED materials to Sony for evaluation, and in January 2013, we extended our current Evaluation Agreement. Also, in April 2013, we entered into a new Joint Development Agreement with Sony to work together on certain display products.
Innolux
We have been working with Innolux and its predecessor companies since 2007, when we entered into an agreement to supply our proprietary PHOLED materials and technologies to Chi Mei EL Corporation (CMEL) for use in its manufacture of commercial AMOLED display products. In May 2012, we entered into a Commercial Material Supply Agreement, and in August 2013, we extended our current Evaluation Agreement. We continue to supply our proprietary PHOLED materials to Innolux in support of their OLED development efforts.
Pioneer
We have been supplying our proprietary PHOLED materials to Tohoku Pioneer, a subsidiary of Pioneer, for the commercial production of passive matrix OLED (PMOLED) display products since 2003. In 2011, we entered into a separate license agreement with Pioneer for its manufacture and sale of OLED lighting products.
Kaneka
In 2013, we entered into a license agreement with Kaneka for the manufacture and sale of OLED lighting products.
Philips
In 2013, we entered into an evaluation agreement with Philips for the evaluation of our materials and technology for use in the manufacture of OLED lighting products.
Moser Baer Technologies
In 2011, we signed a Memorandum of Agreement with Moser Baer for technology licensing, material supply and technology assistance to support Moser Baer’s initiatives in white OLED lighting. During 2013, we worked with Moser Baer on U.S. Department of Energy programs to improve OLED manufacturing yield and for Moser Baer to design and build the first white OLED lighting pilot manufacturing facility in the United States. The program ended as of December 31, 2013.
Konica Minolta
We have been supplying our proprietary PHOLED materials to Konica Minolta for evaluation, and we have been supporting Konica Minolta in its efforts to develop OLED lighting products for several years. In 2008, we entered into a technology license agreement with Konica Minolta for its manufacture and sale of OLED lighting products that utilize our phosphorescent and other OLED technologies.
Lumiotec
In January 2012, we entered into a technology license agreement with Lumiotec for its manufacture and sale of OLED lighting products utilizing our phosphorescent and other OLED technologies.
LG Chem
We have entered into an evaluation agreement to supply LG Chem, Ltd. (LG Chem) with our proprietary PHOLED materials for use in the development of OLED products. We have also entered into short-term commercial sales agreements with LG Chem, as needed, for their OLED manufacturing needs, which generates commercial chemical sales and license fee revenues from our supply of materials to LG Chem.
NEC Lighting
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
PPG Industries
We have maintained a close working relationship with PPG Industries since 2000. In 2011, we entered into an agreement with PPG Industries, the term of which continues through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG Industries with prior notice of two years. Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. The raw materials we require for our emitter and host materials are available from multiple sources and historically, we have not had any issues with obtaining access to adequate amounts of any key raw materials.
Our OLED Material Customers
Throughout 2013, we continued supplying our proprietary UniversalPHOLED materials to SDC for use in its commercial AMOLED display products and for its development efforts. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices. SDC’s customers for these products have included many well-known consumer electronics companies throughout the world.
In 2013, we also supplied our proprietary UniversalPHOLED materials to LG Display for use in its commercial AMOLED display products, to Tohoku Pioneer for use in its commercial PMOLED display products, and Konica Minolta for its manufacture of commercial OLED lighting products. During the year, we also supplied our proprietary OLED materials to these and various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.
Collaborations with Other OLED Material Manufacturers
We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2013, including Nippon Steel and Sumikin Chimical Co., Ltd. (NSSCC), Idemitsu Kosan and LG Chem. Most of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. In 2012 we also entered into an agreement with Duksan Hi-Metal Company Limited (Duksan) to provide us host sublimation services in Korea. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.
Research and Development
Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2013, 2012 and 2011, we incurred expenses of $34.2 million, $30.0 million and $24.1 million, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.
Internal Development Efforts
We conduct a substantial portion of our OLED development activities at our state-of-the-art development and testing facility in Ewing, New Jersey. At this newly expanded facility, which now exceeds 50,000 square feet, we perform technology development, including device and process optimization, prototype fabrication, manufacturing scale-up studies, process and product testing, characterization and reliability studies, and technology transfer with our business partners.
Our Ewing facility houses multiple OLED deposition systems, including a full-color flexible OLED system, a system for fabricating solution-processible OLEDs, and an OVJP organic vapor jet printing system. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. Our facility also includes state-of-the-art synthetic and analytical chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.
As of December 31, 2013, we employed a team of 76 research scientists, engineers and laboratory technicians in both our Ewing and Hong Kong facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists.

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
Effective June 1, 2013, we amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of December 31, 2013, we are obligated to reimburse the universities for up to approximately $7.9 million in actual costs to be incurred for research conducted under the remaining term of the agreement, which expires April 30, 2017.
In 2005, we entered into a separate sponsored research agreement with Princeton to fund research under the direction of Professor Sigurd Wagner on thin-film encapsulation and fabrication of OLED devices. This research was completed as of December 31, 2013. Like our other relationships with Princeton, we have exclusive license rights to all patents arising out of the research.
We entered into a sponsored research agreement with the Yuen Tjing Ling Industrial Research Institute of National Taiwan University in 2004. Under that agreement, we funded a research program under the direction of Professor Ken-Tsung Wong relating to new OLED materials. We have exclusive rights to all intellectual property developed under that program, which was extended through February 2016.
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
In 2006 and 2007, we entered into one-year research agreements with Kyung Hee University to sponsor research programs on flexible, amorphous silicon thin-film transistor (TFT) backplane technology. The programs were directed by Professor Jin Jang. In 2008 and 2009, we entered into contract research agreements with Silicon Display Technology, Ltd. (SDT), a company founded by Professor Jang, and in 2013, we entered into another one-year agreement with SDT. We continue to maintain a good working relationship with Professor Jang.
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
Aixtron has reported to us the delivery of nine OVPD systems since 2002. These include two second-generation systems, one of which was sold to the Fraunhofer Institute for Photonic Microsystems in Dresden, Germany in 2007, and the other of which was sold to RiTdisplay Corporation of Taiwan in 2003. We record royalty income from Aixtron’s sales of these various systems in the quarters in which Aixtron notifies us of the sale and the related royalties are due.
U.S. Government-Funded Research
We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies. On contracts for which we are the prime contractor, we subcontract portions of the work to various entities and institutions, including Acuity Brands, Inc. (Acuity), IDD Aerospace and Moser Baer. We also serve as a subcontractor under certain of our government contracts, such as with PPG Industries and Moser Baer. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency.

Our government-funded programs are concentrated primarily in two areas: flexible OLEDs and OLEDs for lighting. We have received support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF). The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative. Several of our key U.S. government program initiatives in 2013 were as follows:
Technology Development for OLED Lighting
During 2013, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. We received funding from the DOE to work with IDD Aerospace to apply our technology for aircraft interior lighting.
Prototype Commercial OLED Lighting System
In 2013, we successfully completed work with Acuity under a DOE contract to demonstrate a prototype PHOLED lighting system for commercial application. Under this program, Acuity was responsible for designing and fabricating OLED lighting prototypes that can be tuned across a range of color temperatures by using our proprietary architecture and high-efficiency PHOLED panels. These prototypes were targeted for high-end commercial spaces, such as office, retail and health-care buildings, to take advantage of several key attributes of OLEDs including a thin, sleek form factor and high quality of light.
Novel Low Cost Single Layer Outcoupling Solution for OLED Lighting
During 2013, we worked with the DOE and University of Southern Mississippi on a program to develop a novel low cost single layer outcoupling solution for OLED Lighting.
Highly Efficient and Smart Power Supplies to Drive Phosphorescent OLED Lighting Panels
During 2013, we worked with InnoSys, Inc. to interact and collaborate on specifying, designing and building OLED power supplies to drive phosphorescent OLED lighting panels and associated innovative lighting and luminaire applications.
The Army Flexible Display Center
We have been a Member of The Army Flexible Display Center (FDC) since its establishment in 2004. The FDC is being supported through a cooperative agreement between ASU and ARL. The goal of the FDC is to develop flexible, low power, light-weight, information displays for future usage by soldiers and for other military and commercial applications.
We believe our involvement with the FDC enhances our flexible OLED display technology development efforts. In 2012, we continued to work with the FDC on flexible AMOLED displays using our proprietary PHOLED technology and materials and the FDC's proprietary bond-debond manufacturing technology.
The FlexTech Alliance
We are a member of the FlexTech Alliance, Inc. (formerly the United States Display Consortium), an organization devoted to fostering the growth, profitability and success of the electronic display and the flexible, printed electronics supply chain. The role of the FlexTech Alliance is to offer expanded collaboration between and among industry, academia, government and research organizations for advancing displays and flexible, printed electronics from R&D to commercialization. The FlexTech Alliance has approximately 74 members, as well as additional development partners, including companies, universities and R&D organizations.
OLED Association
We are a charter member of the OLED Association (OLED-A). OLED-A is a trade association whose mission involves serving as an OLED information resource, driving OLED technology development, and promoting interest in OLED products. We are one of 18 members of OLED-A, and we actively participate on its marketing and technology committees. Janice K. Mahon, our Vice President of Technology Commercialization and General Manager of our PHOLED Material Sales Business, serves as a member of the Board of Directors of OLED-A.
Next Generation Lighting Industry Alliance
We joined the Next Generation Lighting Industry Alliance (NGLIA) in 2009. NGLIA was formed in 2003 to foster industry-government partnership to accelerate the technical foundation, and ultimate commercialization, of solid state lighting systems. NGLIA was designated in 2005 as the “industry partner” by DOE for its SSL program. The SSL program is being undertaken to research, develop and conduct demonstration activities on advanced solid state white lighting technologies based on LEDs and OLEDs. We are one of 15 members of NGLIA.

Intellectual Property
Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.
Our Patents
Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2013, we owned, through assignment to us alone or jointly with others, 329 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 449 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.
Patents We License from Princeton, USC and Michigan
We exclusively license many of our patent rights, including certain of our key PHOLED technology patents, under the 1997 Amended License Agreement. In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement. As of December 31, 2013, the patent rights we license from these universities included 196 issued U.S. patents, 61 pending U.S. patent applications, together with counterparts filed in various foreign countries. The earliest of these patents will expire in the U.S. in 2014, while our key PHOLED technology patents licensed from these universities will start expiring in the U.S. in 2017.
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
We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. We paid royalties under the 1997 Amended License Agreement with Princeton of $3.2 million for 2013. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.
Patents We Acquired from Motorola
In 2000, we entered into a license agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will expire in the U.S. between 2014 and 2018.
In March 2011, we purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents. This effectively terminated our license agreement with Motorola, including any obligation to make royalty payments to Motorola. In consideration for Motorola assigning and transferring the patents to us, we made a one-time cash payment to Motorola of $440,000, and we granted Motorola a royalty-free, non-exclusive and non-sublicensable license under the patents for use by Motorola and its affiliates in their respective businesses.

Patents We Acquired from Fujifilm Corporation
In July 2012, we entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications for a total cost of $109.1 million. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted us to assign all of our rights and obligations under the Agreement to our affiliates, and we assigned, prior to the consummation of the transactions contemplated by the Agreement, our rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012.
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
Non-patented Technical Know-How
We have accumulated, and continue to accumulate, a substantial amount of non-patented technical know-how relating to OLED technologies and materials. Where practicable, we share portions of this information with display manufacturers and other business partners on a confidential basis. We also employ various methods to protect this information from unauthorized use or disclosure, although no such methods can afford complete protection. Moreover, because we derive some of this information and know-how from academic institutions such as Princeton, USC and Michigan, there is an increased potential for public disclosure. We also cannot prevent the actual independent development of the same or similar information and know-how by third parties.
Competition
The industry in which we operate is highly competitive. We compete against alternative flat panel display technologies, in particular LCDs, as well as other OLED technologies. We also compete in the lighting market against incumbent technologies, such as incandescent bulbs, fluorescent lamps, inorganic LEDs and emerging technologies, such as other OLED technologies.
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
Lighting Industry Competitors
Although there has been a movement to phase out traditional incandescent bulbs throughout many countries, traditional incandescent bulbs and fluorescent lamps remain well-entrenched products in the lighting industry. In addition, compact fluorescent lamps and solid-state LEDs have recently been introduced into the market and would compete with OLED lighting products. Having attributes different than fluorescent lamps and LEDs, OLEDs may compete directly with these products for certain lighting applications. However, manufacturers of LEDs and compact fluorescent lamps may succeed in more broadly adapting their products to various lighting applications, or others may develop competing solid-state lighting technologies that are superior to OLEDs. Again, we cannot predict whether or when this might occur.
OLED Technology and Materials Competitors
Eastman Kodak Company (Kodak) developed and patented the original fluorescent OLED technology in 1987. Cambridge Display Technology, Ltd. (CDT), which was acquired by Sumitomo Chemical Company (Sumitomo) in 2007, developed and patented polymer OLED technology in 1989. Display and lighting manufacturers, including customers of ours, are engaged in their own OLED research, development and commercialization activities, and have developed and may continue to develop proprietary OLED technologies that are necessary or useful for commercial OLED devices. In addition, other material manufacturers, such as Sumitomo, Idemitsu Kosan Co., Ltd. (Idemitsu Kosan), Merck KGaA and BASF Corporation, are selling or sampling competing OLED materials to customers, including companies to which we sell our proprietary PHOLED materials.

Our licensing business is based on our control of a broad portfolio of OLED-related device patents and technology. We believe this portfolio includes fundamental patents in the field of phosphorescent OLED materials and devices, as well as certain additional complementary OLED technologies. As discussed above, alternative technologies, such as fluorescent OLED emitter materials, exist and could be competitive to our phosphorescent OLED material solutions. However, fluorescent materials have characteristics that we believe many market participants consider less desirable than those of phosphorescent materials. Suppliers of fluorescent emitter materials include Dow Chemical (previously Gracel Display), Doosan Electronics, SFC Co. Ltd. and Idemitsu Kosan. Fluorescent materials may also be viewed as complementary in that they can be used in the same OLED stack as phosphorescent materials, especially for use as emitters for generating deep blue pixels in display modules until such time as the OLED industry improves the properties of currently available deep blue phosphorescent materials.
The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver our host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of the phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Dow Chemical, Idemitsu Kosan, NSSCC, Doosan Electronics, Merck KGaA, Cheil Industries and Duksan, which have significant resources and may aggressively pursue such business in the future.
Our existing business relationships with SDC and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the flat panel display and lighting industries. However, others may succeed in developing new OLED technologies and materials that may supplement or be utilized in place of ours. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial flat panel displays and lighting products.
Employees
As of December 31, 2013, we had 122 active full-time employees and two part-time employees, none of whom are unionized. We believe that relations with our employees are good.
Our Company History
Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Ltd. (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan, G.K. (2011) and UDC Ireland Limited (2012), and we established a representative office in Taiwan (2011).
Our Compliance with Environmental Protection Laws
We are not aware of any material effects that compliance with Federal, State or local environmental protection laws or regulations will have on our business. We have not incurred substantial costs to comply with any environmental protection laws or regulations, and we do not anticipate having to do so in the foreseeable future.
Our Internet Site
Our Internet address is www.udcoled.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the SEC). In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, the charter for the Compensation Committee of our Board of Directors, our Code of Ethics and Code of Conduct for Employees, and our Code of Conduct for Directors. We intend to make available on our website any future amendments or waivers to our Code of Ethics and Code of Conduct for Employees and our Code of Conduct for Directors. The information on our Internet site is not part of this report.

ITEM 1A.	RISK FACTORS
You should carefully consider the following risks and uncertainties when reading this Annual Report on Form 10-K. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected.
If our OLED technologies and materials are not feasible for broad-based product applications, we may not be able to continue to generate revenues sufficient to support ongoing operations.
Our main business strategy is to license our OLED technologies and sell our OLED materials to manufacturers for incorporation into the flat panel display and lighting products that they sell. Consequently, our success depends on the ability and willingness of these manufacturers to develop, manufacture and sell commercial products integrating our technologies and materials.
Before product manufacturers will agree to expand the use of our OLED technologies and materials for wider scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications beyond current commercial application, such as smartphone displays. This, in turn, may require additional advances in our technologies and materials, as well as those of others, for applications in a number of areas, including, without limitation, advances with respect to the development of:

•	OLED materials with improved lifetimes, efficiencies and color coordinates for larger area full-color OLED displays and general lighting products;

•	more robust OLED materials for use in more demanding large-scale manufacturing environments; and

•	scalable and cost-effective methods and technologies for the fabrication of large volume OLED materials and products.
We cannot be certain that these advances will occur, and hence our OLED technologies and materials may not be feasible for additional broad-based product applications and expansion.
Even if our OLED technologies are technically feasible, they may not be adopted by product manufacturers.
The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies beyond current product offerings will depend, in part, upon these technologies providing benefits comparable or superior to current display and lighting technologies at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many current and potential licensees of our OLED technologies utilize and have invested significant resources in competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.
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
Mass production of new mass market OLED products will require the availability of suitable manufacturing equipment, components and materials, many of which are available only from a limited number of suppliers. In addition, there may be a number of other technologies that manufacturers need to utilize in conjunction with our OLED technologies in order to bring these new OLED products to the market. Thus, even if our OLED technologies are a viable alternative to competing approaches, if product manufacturers are unable to obtain access to this equipment and these components, materials and other technologies, they may not utilize our OLED technologies.
There are numerous potential alternatives to OLEDs, which may limit our ability to commercialize our OLED technologies and materials.
The flat panel display market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs; additionally, other competing flat panel display technologies have been, or are being, developed. A similar situation exists in the solid-state lighting market, which is currently dominated by LED products. Advances in any of these various technologies may overcome their current limitations and permit them to become the leading technologies in their field, either of which could limit the potential market for products utilizing our OLED technologies and materials. This, in turn, would cause product manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

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
Our business strategy ultimately depends upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of OLED products. We have entered into only a limited number of such relationships from which most of our material sales and licensing revenue are generated. Our other relationships with product manufacturers currently are limited to technology development and the evaluation of our OLED technologies and materials for possible use in commercial products. Some or all of these relationships may not succeed or, even if they are successful, may not result in the product manufacturers entering into commercial licensing and material supply relationships with us.
Many of our agreements with product manufacturers last for only limited periods of time, such that our relationships with these manufacturers will expire unless they are renewed. These product manufacturers may not agree to renew their relationships with us on a continuing basis or may agree to do so on terms that are less favorable to us. In addition, we regularly continue working with product manufacturers after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with the various product manufacturers not continue or be renewed on less favorable terms, or if we are not able to identify other product manufacturers and enter into contracts with them, our business may materially suffer.
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
We or our licensees may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our patent and other intellectual property rights or with respect to our OLED materials business.
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
Our licensees may also seek to avoid paying future royalties by attempting to have our patents declared invalid and unenforceable by a court. Our licensees may be more likely to file such declaratory actions in light of the U.S. Supreme Court’s decision in MedImmune, Inc. v. Genentech, Inc. (2007), in which the Court found that a licensee need not refuse to pay royalties and commit material breach of the license agreement before bringing an action to declare a licensed U. S. patent invalid and unenforceable.
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
Plaintiffs in intellectual property cases often seek injunctive relief in addition to money damages. Any intellectual property litigation commenced against our licensees may force them to take actions that could be harmful to their businesses and thus to our royalties, including the halting of sales of products that incorporate or otherwise use our technology or materials.
Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If our licensees were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our licensees’ products incorporating our technology or materials would have an adverse effect on our royalty revenues under existing licenses and material sales under our existing sales agreements. Were this to occur, it would likely harm our ability to (i) obtain new licensees which would have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees, and (ii) sell our UniversalPHOLED materials to existing and new customers. Moreover, to the extent any third party claims are directed specifically to materials supplied by us to our customers, we may be required to incur significant costs associated with the defense of such claims and potential damages associated with such claims that may be awarded against our customers.
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
If we cannot obtain and maintain appropriate patent and other intellectual property protection for our OLED technologies and materials, our business will suffer.
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
We may become engaged in litigation to protect or enforce our patent and other intellectual property rights, or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with those of our licensees. In addition, we are participating in or have participated in, and in the future will likely have to participate in, interference, reissue, or reexamination proceedings before the U.S. Patent and Trademark Office, and opposition, nullity or other proceedings before foreign patent offices, with respect to some of our patents or patent applications. All of these actions place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention from our business and operations. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key OLED technologies and materials on which our business depends.

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
Conflicts or other problems could arise between us and our licensees or joint development partners, some of which we have made strategic investments in, as to royalty rates, milestone payments or other commercial terms. Similarly, we may disagree with our licensees or joint development partners as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a licensee or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues and other benefits of the agreement. Either we or the licensee or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the agreement. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for other financial damages and suffer losses of intellectual property or other rights that are the subject of dispute. Additionally, we have made strategic investments in certain of our smaller joint development partners such as Plextronics, Inc. (Plextronics), who because of the size of their company, have limited financial, legal, or personnel resources, or technology risks may be more readily impacted by any number of negative factors. If any of these smaller joint development partners were to become negatively impacted in any of the foregoing areas or were to become insolvent, it could significantly impair our investment in such company. Any of these adverse outcomes could cause our business strategy to fail.

The consumer electronics industry experiences significant downturns from time to time, any of which may adversely affect the demand for and pricing of our OLED technologies and materials.
Our success depends upon the ability and continuing willingness of our licensees to manufacture and sell products utilizing our technologies and materials, specifically our phosphorescent emitters and host materials, and the widespread acceptance of our licensees’ products in the consumer marketplace. Any slowdown in the demand for our licensees’ products or a decrease in licensees’ use of or demand for our materials would adversely affect our material sales and royalty revenues and thus our business. Our licensees’ decrease in the use of or demand for our materials may depend on several factors, including pricing, availability, continued technical improvements and competitive product offerings. The markets for flat panel displays and lighting products are highly competitive. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our licensees and us, including the cyclical and seasonal nature of the end-user markets that our licensees serve, as well as industry and general economic conditions.
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
Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development and evaluation purposes and commercial purposes. Our agreement with PPG Industries currently runs through the end of 2015 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG Industries or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturer's current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.
Inventory management relating to our material sales is complex, and excess inventory may harm our business and cause it to suffer.
Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels of our OLED materials to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our manufacturers may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply and demand of their products by end-users, our products and the products of our competitors that are available to them. Excess inventory of our OLED materials is subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on earnings due to the resulting costs associated with the inventory impairment charges and inventory write downs.
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
Many of our licensees and prospective licensees have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region. Risks associated with our doing business outside of the United States include, without limitation:

•	compliance with a wide variety of foreign laws and regulations;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	economic instability in the countries of our licensees, causing delays or reductions in orders for their products and therefore our royalties;

•	political instability in the countries in which our licensees operate, particularly in South Korea relating to its disputes with North Korea and in Taiwan relating to its disputes with China;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax and tariff consequences.
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
Due to the current stage of commercialization of our OLED technologies and materials; the limited number of commercially successful consumer products utilizing our OLED technologies, that licensees have introduced in the marketplace; the relatively short product lifetimes of these consumer products; and the significant development and manufacturing objectives that we and our licensees must achieve for the widespread inclusion of our OLED technologies in new classes of consumer products such as tablets, television displays and lighting products, our quarterly operating results are difficult to predict and may vary significantly from quarter to quarter.
We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time, annual or semi-annual payments, which may result in significant fluctuations in our revenues. In addition, our reliance on a small number of licensees with large volumes of consumer product sales makes our quarterly operating results subject to our licensees' specific plans and the success of their specific product offerings. If, in some future period, our operating results or business outlook fall below the expectations of securities analysts or investors, our stock price would be likely to decline and investors in our common stock may not be able to resell their shares at or above their purchase price. Broad market, industry and global economic factors may also materially reduce the market price of our common stock, regardless of our operating performance.
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
As of February 24, 2014, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.
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
Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Founder and Chairman of the Board of Directors, beneficially own, as of February 24, 2014, approximately 12.5% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.
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
Our effective tax rate may increase or decrease.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by tax authorities where we do business. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings and the realizability of deferred tax assets. An increase or decrease in our effective tax rate could have a material adverse impact on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. In 2004, we acquired the building and property at which this facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building, as well as a recent expansion in 2013. We currently occupy the entire newly expanded facility.

ITEM 3.	LEGAL PROCEEDINGS
Patent Related Challenges and Oppositions
Each major jurisdiction in the world that issues patents provides both third parties and applicants an opportunity to seek a further review of an issued patent. The specific process for requesting and considering such reviews are specific to the jurisdiction that issued the patent in question, and generally do not include claims for monetary damages or specific claims of infringement. The conclusions made by the reviewing administrative bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.
We believe that opposition proceedings are frequently commenced in the ordinary course of business by third parties who may believe that a specific patent or claims in the patent do not comply with the technical or legal requirements of the specific jurisdiction in which the patent was issued. We view these proceedings as reflective of our goal of obtaining the broadest legally permissible patent coverage permitted in each jurisdiction. Once a proceeding is initiated, the issued patent continues to be presumed valid until the jurisdiction’s applicable administrative body issues a final non-appealable decision. Depending on the jurisdiction, the outcome of these proceedings could include affirmation, denial or modification of some or all of the originally issued claims. We believe that as our portfolio increases in size, so will the number of these proceedings.
Below are summaries of proceedings that have been commenced against certain issued patents that are either exclusively licensed to us or which are now assigned to us. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on our material sales or licensing business or on our consolidated financial statements, including our consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to our fundamental phosphorescent OLED technologies and we intend to vigorously defend against claims that, in our opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of our resources. In certain circumstances, when permitted, we may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology, some of which may be commercialized by us.
Opposition to European Patent No. 0946958
On December 8, 2006, Cambridge Display Technology Ltd. (CDT), which was acquired in 2007 by Sumitomo, filed a Notice of Opposition to European Patent No. 0946958 (EP '958 patent), which relates to our FOLED™ flexible OLED technology. The EP '958 patent, which was issued on March 8, 2006, is a European counterpart patent to U.S. patents 5,844,363; 6,602,540; 6,888,306; and 7,247,073. These patents are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
On November 26, 2009 the European Patent Office (the EPO) issued its written decision to reject the opposition and to maintain the patent as granted. On April 12, 2010, CDT filed an appeal to the EPO panel decision. On August 19, 2010, we filed a timely response to the EPO panel decision.
At this time, based on our current knowledge, we believe that the EPO panel decision will be upheld on appeal. However, we cannot make any assurances of this result.
Opposition to European Patent No. 1449238*
In 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, Merck Patent GmbH, of Darmstadt, Germany, and BASF Aktiengesellschaft, of Mannheim, Germany, filed Notices of Opposition to European Patent No 1449238 (EP '238 patent). The EP '238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011 (hereinafter the “U.S. '828 Patent Family”). They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
On January 13, 2012, the EPO issued a decision to maintain the patent with claims directed to OLEDs comprising phosphorescent organometallic iridium compounds.
All the parties appealed the EPO's panel decision. An Oral Hearing was held in the EPO on November 22, 2013, in which the EPO Appellate Board reversed the decision of the prior panel and revoked the patent in its entirety. We received a final written decision on February 21, 2014. We are currently evaluating whether to proceed with an appeal of the decision to the Enlarged Board of Appeals, or simply continue prosecuting claims directed to the invention in additional related pending divisional applications in the EPO which claim priority from the same original priority application.

Opposition to European Patent No. 1394870*
On April 20, 2010, Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands filed Notices of Opposition to European Patent No. 1394870 (the EP '870 patent). The EP '870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. '238 Patent Family”). They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
The matter has been briefed and an oral hearing has been scheduled by the EPO in the second quarter of 2014.
At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.
Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*
On May 24, 2010, we received Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP '781 patent) and 4358168 (the JP '168 patent), which were both issued on August 14, 2009. The requests were filed by Semiconductor Energy Laboratory Co., Ltd. (SEL). The JP '781 and JP '168 patents are Japanese counterpart patents, in part, to the above-noted U.S. '828 Patent Family. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
On March 31, 2011, we learned that the Japanese Patent Office (JPO) had issued decisions finding all claims in the JP '781 and JP '168 patents invalid.
Both parties appealed this matter to the Japanese IP High Court. On November 7, 2012, we were notified that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.
In a decision reported to us on April 15, 2013, all claims in our JP '781 and JP '168 patents were upheld as valid by the JPO. Our opponent appealed this decision.
At this time, based on our current knowledge, we believe that the claims on the patents should be upheld. However, we cannot make any assurances of this result.
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trials for the JP '781 and JP '168 patents. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision.
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
The EPO combined the oppositions into a single opposition proceeding. We expect the EPO to schedule a hearing on this matter in the first half of 2014.
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
At an Oral Hearing on October 14, 2013, the EPO panel issued a decision that affirmed the basic invention and broad patent coverage in the EP '395 patent, but narrowed the scope of the original claims.
We intend to appeal the ruling to reinstate a broader set of claims. This patent, as originally granted by the EPO, would be deemed valid during the pendency of an appeals process.
In addition to the above proceedings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fuji Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers as of February 24, 2014:

Name	Age	Position
Sherwin I. Seligsohn	78	Founder and Chairman of the Board of Directors
Steven V. Abramson	62	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	66	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	52	Senior Vice President and Chief Technical Officer
Michael G. Hack	57	Vice President of Strategic Product Development and General Manager, OLED Lighting & Custom Displays
Janice K. Mahon	56	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	48	Vice President, Legal and General Manager, Patents and Licensing
Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.
Sherwin I. Seligsohn is our Founder and has been the Chairman of our Board of Directors since June 1995. He also served as our Chief Executive Officer from June 1995 through December 2007, and as our President from June 1995 through May 1996. Mr. Seligsohn serves as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He was also previously the Chairman of the Board of Directors, President and Chief Executive Officer of Global Photonic Energy Corporation (GPEC) since its inception until April 2012, when he resigned from his positions at GPEC. Since that time, the only relationship Mr. Seligsohn has had with GPEC is as a shareholder and option holder. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board of Directors. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton.
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
Janice K. Mahon has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our PHOLED Material Sales Business in January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. Mahon has also served as chairperson of the Marketing Committee for the OLED Association since the beginning of 2009. Ms. Mahon has also been a member of the Board of Directors of the OLED Association since 2013.
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
Our Common Stock
Our common stock is quoted on the NASDAQ Global Market under the symbol “OLED.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NASDAQ Global Market.

	High Close	Low Close
2013
Fourth Quarter	$38.20	$29.15
Third Quarter	37.93	27.16
Second Quarter	33.35	26.02
First Quarter	34.55	25.20
2012
Fourth Quarter	$34.91	$22.52
Third Quarter	43.58	30.76
Second Quarter	45.16	27.24
First Quarter	47.83	32.48
As of February 24, 2014, there were approximately 299 holders of record of our common stock.
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
Share Repurchases
During the quarter ended December 31, 2012, we announced that the Board of Directors had approved a program to repurchase up to $50 million of our outstanding shares of common stock from time to time over the next twelve months (the Repurchase Program). The amount and timing of repurchases depended on a number of factors, including the price, availability of shares of our common stock, trading volume and general market conditions. The repurchases could be made on the open market, in block trades or otherwise. The Repurchase Program ended during the quarter ended December 31, 2013.
Additionally, during the quarter ended December 31, 2013, we acquired 98 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the fourth quarter of 2013 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	98	$30.86	n/a	$—
November 1 – November 30	—	—	n/a	—
December 1 – December 31	—	—	n/a	—
Total	98	—	—	—

Performance Graph
The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2008 to December 31, 2013, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2008 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Universal Display Corp., the Russell 2000 Index, and the NASDAQ Electronic Components Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Universal Display Corp.
Russell 2000
NASDAQ Electronic Components

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
Universal Display Corp.	100.00	130.79	324.34	388.25	271.11	363.60
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NASDAQ Electronic Components	100.00	156.84	178.93	170.31	175.62	235.40
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

(in thousands, except share and per share data)	Year Ended December 31,
	2013		2012	2011	2010	2009
Operating Results:
Total revenue	$146,639		$83,244	$61,289	$30,545	$15,787
Cost of material sales	28,889		4,528	3,731	888	374
Research and development expense	34,215		30,032	24,129	21,695	21,122
Selling, general and administrative expense	24,745		19,550	18,940	13,041	10,922
Patent costs and amortization of acquired technology	17,273		13,385	7,442	4,271	3,240
Interest income	811		1,240	994	279	670
Income tax benefit (expense) (1)	35,044		(5,208)	714	134	130
Net income (loss)	74,052		9,660	3,155	(19,917)	(20,505)
Net income (loss) per common share, basic	$1.61		$0.21	$0.07	$(0.53)	$(0.56)
Net income (loss) per common share, diluted	$1.59		$0.21	$0.07	$(0.53)	$(0.56)
Unaudited non-GAAP Measures:
Adjusted net income (loss)*	32,634	**	9,660	3,155	(19,917)	(20,505)
Adjusted net income (loss) per common share, basic*	$0.71	**	$0.21	$0.07	$(0.53)	$(0.56)
Adjusted net income (loss) per common share, diluted*	$0.70	**	$0.21	$0.07	$(0.53)	$(0.56)
Balance Sheet Data:
Total assets	$462,754		$385,524	$373,878	$92,327	$80,140
Current liabilities	23,229		22,299	19,517	25,045	13,966
Shareholders’ equity	427,686		350,235	342,227	57,430	59,628
Other Financial Data:
Working capital	$303,819		$245,246	$342,787	$57,355	$53,664
Capital expenditures	4,710		2,737	2,624	369	259
Additions to intangibles	359		109,102	440	—	—
Weighted average shares used in computing basic net income (loss) per common share	45,898,019		45,951,276	43,737,968	37,567,374	36,479,331
Weighted average shares used in computing diluted net income (loss) per common share	46,543,605		46,883,602	45,140,394	37,567,374	36,479,331
Shares of common stock outstanding, end of period	46,423,667		46,355,535	46,113,296	38,936,571	36,818,440
_______________________________________________
(1) During the year ended December 31, 2013, we released income tax valuation allowances of $59.4 million.
* The unaudited adjusted presentation is a non-GAAP measure which reflects our operating results excluding the impact of the release of certain income tax valuation allowances (including the impact of recording a deferred income tax provision subsequent to the release)for the year ended December 31, 2013. The adjusted presentation is intended to present our net income and net income per common share information for the year ended December 31, 2013 as if the income tax valuation allowances were not reversed, consistent with prior years.
** Refer to the reconciliation of non-GAAP measures below for more detail.

Reconciliation of non-GAAP measures
The following table details our reconciliation of non-GAAP measures to the most directly comparable GAAP measures:

(in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Unaudited)
Operating Results:
Net income (loss)	$74,052	$9,660	$3,155	$(19,917)	$(20,505)
Non-GAAP Reconciling Items:
Deferred income tax expense	17,934	—	—	—	—
Release of income tax valuation allowances	(59,352)	—	—	—	—
Total non-GAAP reconciling items	(41,418)	—	—	—	—
Non-GAAP Measures:
Adjusted net income (loss)	$32,634	$9,660	$3,155	$(19,917)	$(20,505)
Adjusted net income (loss) per common share, basic *	$0.71	$0.21	$0.07	$(0.53)	$(0.56)
Adjusted net income (loss) per common share, diluted **	$0.70	$0.21	$0.07	$(0.53)	$(0.56)
_______________________________________________
* The adjusted net income (loss) per common share, basic is derived from dividing adjusted net income by the number of weighted average shares used in computing basic net income (loss) per common share.
**The adjusted net income per common share, diluted for the year ended December 31, 2013, is derived from dividing adjusted net income by adjusted weighted average shares of 46,582,347, which excludes the amount of any excess tax benefits in assumed proceeds in calculating the weighted average shares using the treasury stock method. The exclusion is intended to present our diluted net income per common share for the year ended December 31, 2013 as if our assessment of the future realizability of our deferred tax assets did not change and the income tax valuation allowances were not reversed, consistent with prior periods. For the years ended December 31, 2009 to 2012, there is no difference between net income (loss) per common share and adjusted net income (loss) per common share.
Non-GAAP Measures
To supplement our selected financial data presented in accordance with U.S. generally accepted accounting principles (GAAP), we are providing certain non-GAAP measures. These non-GAAP measures include adjusted net income (loss), adjusted net income (loss) per common share, basic and adjusted income (loss) per common share, diluted. Reconciliation to the most directly comparable GAAP measures of all non-GAAP measures included in the presentation can be found within the table detailing the reconciliation of non-GAAP measures to GAAP measures above.
We have provided these non-GAAP measures to enhance investors' overall understanding of our current financial performance, and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP measures provide meaningful supplemental information regarding our financial performance by excluding the effect of the release of income tax valuation allowances that may not be indicative of recurring core business operating results. We believe that the non-GAAP measures that exclude the impact of the release of income tax valuation allowances including recording a deferred income tax provision subsequent to the release of the allowances, when viewed with GAAP results, enhance the comparability or results against prior periods and allow for greater transparency of financial results. The presentation of non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

OVERVIEW
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for smartphones, tablets and televisions as well as solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;

•	intellectual property and technology licensing; and

•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.
Material sales relate to our sale of OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.
We receive license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. Certain of the payments under development and technology evaluation agreements are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such commercial license agreements are executed or negotiations have ceased and our management determines that there is no appreciable likelihood of executing a commercial license agreement with the other party. Revenue would then be recognized over the term of the agreement or the expected useful life of the relevant licensed technology, for perpetual licenses, if there is an effective commercial license agreement or amounts are not creditable against future commercial license fees, or at the time our management determines that there is no appreciable likelihood of an executable commercial license agreement. For arrangements with extended payment terms where the fee is not fixed and determinable, we recognize revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
Currently, our most significant commercial license agreement, which runs through the end of 2017, is with SDC and covers the manufacture and sale of specified OLED display products. Under this agreement, we are being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which are due in the second and fourth quarter of each year, increase on an annual basis over the term of the agreement. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. Ratable recognition of revenue is impacted by the agreement's extended increasing payment terms in light of our limited history with similar agreements. As a result revenue is recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the agreement are recognized as revenue when they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year.
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
Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by government entities for all or a portion of the research and development costs we incur in relation to our government contracts. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved.
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period, resulting in an accumulated deficit of $130.2 million as of December 31, 2013.

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
We receive non-refundable advance license and royalty payments under certain commercial, development and technology evaluation agreements with our customers. These payments are generally recognized as revenue over the term of the agreement. On occasion, however, certain of the payments under development and evaluation agreements are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are classified as deferred revenue, and are recorded as liabilities in the consolidated balance sheet until such time as revenue can be recognized. Revenue is deferred until such commercial license agreements are executed or negotiations have ceased and our management determines that there is no appreciable likelihood of executing a commercial license agreement with the other party. If a commercial license agreement is executed, payments are recorded as revenue over the term of the agreement or the estimated useful life of the licensed technology, for perpetual licenses. Otherwise, payments deferred pending a commercial license are recorded as revenue at the time our management determines that negotiations with the customer show that there is no appreciable likelihood of executing a commercial license agreement. For arrangements with extended payment terms where the fee is not fixed and determinable, we recognize revenue when the payment is due and payable. If we used different estimates for the useful life of the licensed technology, or formed a different judgment on the likelihood of executing a commercial license agreement or if fees are fixed and determinable, reported revenue during the relevant period would differ. As of December 31, 2013, $4.3 million was recorded as deferred revenue. For the years ended December 31, 2013 and 2012, approximately $1.5 million and $1.9 million of revenue was recognized, respectively, relating to cash payments received that were creditable against license fees and/or royalties for which we determined there was no appreciable likelihood of executing a license agreement with the customer.
Short-term and Long-term Investments
We have invested in convertible promissory notes issued by two private companies, both of which are early-stage companies still defining their strategic direction and business models. The carrying value of our convertible promissory note investment portfolio totaled $4.3 million as of December 31, 2013. For additional information, see Note 2 in Notes to Consolidated Financial Statements.
Our convertible promissory note investments are currently classified within long-term investments on the consolidated balance sheet.

These convertible promissory note investments are inherently risky as the notes lack a ready market for resale, and the note issuer’s success is dependent on product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The companies we have invested in could fail or not be able to raise additional funds when needed. These events could cause our investments to significantly decrease in value. In addition, financial market volatility could negatively affect our ability to realize value in our investments through liquidity events such as mergers and private sales.
We determine the fair value of our convertible promissory note investments portfolio quarterly. The fair value of our convertible promissory note investments is determined through the consideration of whether the investee is experiencing financial difficulty, overall trends in interest rates and other factors. Management also performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future. The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:
•the investee’s revenue and earnings trends relative to pre-defined milestones and overall business prospects;
•the technological feasibility of the investee’s products and technologies;

•	the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes;

•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•the investee’s receipt of additional funding at a lower valuation.
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income (loss). If a decline in fair value of a convertible promissory note investment below our carrying value is deemed to be other than temporary, the amortized cost basis of our investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of convertible promissory note investments as of December 31, 2013. On January 16, 2014, one of the companies that issued us a convertible promissory note, for an original principal amount of $4.0 million, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware (Bankruptcy Court). The debtor company is seeking an Order authorizing the sale of substantially all of its assets. On February 14, 2014, the Bankruptcy Court approved the bidding procedures in connection with the sale of substantially all of the debtor company’s assets, including approval of a minimum stalking horse bid under which our investment would be satisfied in full. If any qualified bids are received under the approved bidding procedures, which are required to be superior to the current stalking horse bid, then on March 5, 2014, an auction for the sale of the debtor’s assets is scheduled to be held. A sale hearing is currently scheduled for March 6, 2014. Based upon our expectation of full payment resulting from the sale of the debtor company's assets and the bankruptcy process, no impairment has been recorded as of December 31, 2013. If the sale and bankruptcy process does not occur as expected, a full or partial impairment of the investment may be necessary.
Valuation and Recoverability of Acquired Technology
During the year ended December 31, 2012, we acquired a portfolio of patent and patent applications for $109.1 million including related costs and expenses. For additional information, see Note 5 in the Notes to Consolidated Financial Statements.
The net book value of all our acquired technology was $94.0 million as of December 31, 2013. Acquired technology assets are subject to amortization. These assets are currently being amortized on a straight-line basis over a period of 7.5 to 10 years which are their estimated economic lives. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.
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
We also regularly review our acquired OLED technologies for events or changes in circumstances that might indicate the value of these technologies is impaired. Factors considered that could cause impairment include, among others, significant changes in our anticipated future use of these technologies, expected revenue streams resulting from the technologies, and our overall business strategy as it pertains to these technologies, particularly in light of patents owned by others in the same field of use. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value as well as if the remaining useful life is still appropriate. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate.

Valuation of Stock-Based Compensation
We recognize in the statement of income the grant-date fair value of equity-based compensation issued to employees and directors (see Notes 2 and 11 of the Notes to Consolidated Financial Statements). We also record an expense for equity-based compensation grants to non-employees, in exchange for goods or services, and stock appreciation rights (SARs) issued to employees, based on the fair value, which is remeasured over the vesting period of such awards.
The performance unit awards we grant are subject to either a performance-based or market-based vesting requirement. For performance-based vesting, the grant-date fair value of the award, based on fair value of the Company's common stock, is recognized over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved and compensation expense is periodically adjusted based on actual and expected performance. Compensation expense for performance unit awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.
We use the Black-Scholes option-pricing model to estimate the fair value of SARs, options and warrants we have granted for purposes of recording charges to the statement of income. In order to calculate the fair value of the SARs, options and warrants, assumptions are made for certain components of the model, including expected volatility, expected dividend yield rate and expected life. Expected volatilities utilized in the model are based on the historical volatility of our stock price over a period commensurate with the expected life of the award. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. In the case of stock options granted to employees, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options. In the case of stock options and warrants granted to non-employees, the contractual life is used. Although we use our best estimates when setting these assumptions, changes to the assumptions could cause significant adjustments to the valuation of future grants or the remeasurement of awards.
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
Our income tax benefit during the year ended December 31, 2013 was the result of the release of valuation allowances offset by foreign withholding taxes. The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2013, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined it is more likely than not that our federal and the majority of our state deferred tax assets will be realized. Therefore, we released all valuation allowances except the portion that relates to UDC Ireland, New Jersey research and development credits and a portion of foreign tax credits.
Actual results could differ from our assessments if adequate taxable income is not generated in future periods. To the extent in the future we no longer believe that recovery is more likely than not, we would be required to re-establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted. In addition, our ability to use our federal net operating loss carryforwards could be subject to limitation because of certain ownership changes. Net deferred tax assets totaled $40.7 million, representing, 8.8% of total assets, as of December 31, 2013.
Although we generated income before income taxes during the years ended December 31, 2012 and 2011, there was no provision for United States federal or state income taxes, excluding certain estimated alternative minimum taxes and refunds due to the utilization of net operating loss carryforwards which were offset by a full valuation allowance.
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

The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (the Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 4.51% at December 31, 2013. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $13,000.
RESULTS OF OPERATIONS
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
We had operating income of $38.2 million for the year ended December 31, 2013, compared to operating income of $13.7 million for the year ended December 31, 2012. The increase in operating income was due to the following:

•
an increase in revenue of $63.4 million, which includes increases in both material sales and royalty and license fees, partially offset by a $3.2 million decrease in technology development and support revenue; offset by

•
an increase in operating expenses of $38.8 million, which includes a $24.4 million increase in the cost of material sales, a $3.9 million increase in patent costs and amortization of acquired technology, a $5.2 million increase in selling, general and administrative expenses and a $4.2 million increase in research and development expenses, all of which are described below.

We had net income of $74.1 million (or $1.61 per basic share and $1.59 per diluted share) for the year ended December 31, 2013, compared to net income of $9.7 million (or $0.21 per basic and diluted share) for the year ended December 31, 2012. The increase in net income was primarily due to:

•	the increase in operating income of $24.6 million; and

•	a tax benefit of $35.0 million resulting primarily from the release of income tax valuation allowances.
We had adjusted net income of $32.6 million (or $0.71 per adjusted basic share and $0.70 per adjusted diluted share) for the year ended December 31, 2013. This non-GAAP measure excludes the effect of the tax valuation allowance releases. See the discussion of non-GAAP measures in Item 6 (Selected Financial Data) of this report.
Revenue
The following table details our revenues for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
REVENUE:
Material sales	$95,713	$44,472	$51,241	115%
Royalty and license fees	47,006	31,698	15,308	48%
Technology development and support revenue	3,920	7,074	(3,154)	(45)%
Total revenue	$146,639	$83,244	$63,395	76%
Total revenue for the year ended December 31, 2013 increased by $63.4 million compared to the year ended December 31, 2012. The increase in revenue was primarily the result of increased commercial chemical sales due to the increased adoption of our technology and materials in the marketplace by display manufacturers.

Material sales
The following table details our revenues derived from material sales for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Material Sales:
Commercial material sales	$88,131	$27,350	$60,781	222%
Developmental material sales	7,582	17,122	(9,540)	(56)%
Total Material Sales	$95,713	$44,472	$51,241	115%
Commercial material sales for the year ended December 31, 2013 increased by $60.8 million compared to the year ended December 31, 2012, primarily reflecting increased commercial chemical sales resulting from the adoption of our technology and materials in the marketplace by display manufacturers. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the year ended December 31, 2013 decreased by $9.5 million compared to the year ended December 31, 2012. The decrease in our development material sales was primarily due to a change in sales mix. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase
	2013	2012	$	%
Material Sales:
Phosphorescent emitter sales	$61,552	$38,424	$23,128	60%
Host material sales	34,161	6,048	28,113	465%
Total Material Sales	$95,713	$44,472	$51,241	115%
Phosphorescent emitter sales for the year ended December 31, 2013 increased by $23.1 million compared to the year ended December 31, 2012. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial phosphorescent emitter sales, offset by a decrease in development phosphorescent emitter sales.
Host material sales for the year ended December 31, 2013 increased by $28.1 million compared to the year ended December 31, 2012. The increase in our host material sales was primarily due to an increase in the number of grams sold, offset by a decrease in the average price per gram sold. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase
	2013	2012	$	%
Royalty and license fees	$47,006	$31,698	$15,308	48%
Royalty and license fees for the year ended December 31, 2013 increased by $15.3 million compared to the year ended December 31, 2012. The increase in our royalty and license fees mostly related to SDC, which are not dependent on material sales. Our license fees from SDC increased $10.0 million, and our license fees based on commercial chemical sales increased $3.8 million. During the year ended December 31, 2013, we also recognized as revenue $1.5 million, which was previously deferred because the payment was creditable against the license fee under a commercial license agreement in the event we entered into one with the customer. During the year ended December 31, 2013, we determined that the likelihood of us entering into such an agreement with this customer was remote. As a result of this determination, we recorded the $1.5 million payment as revenue in the fourth quarter of 2013.

Technology development and support revenue
Technology development and support revenue were as follows for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		(Decrease)
	2013	2012	$	%
Technology development and support revenue	$3,920	$7,074	$(3,154)	(45)%
Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by the U.S. government for all or a portion of the research and development expenses we incur related to our government contracts.
Technology development and support revenue for the year ended December 31, 2013 decreased by $3.2 million compared to the year ended December 31, 2012. The decrease is primarily related to the smaller number of government contracts and due to the timing of revenue recognition for certain customers.
Cost of material sales
Cost of commercial material sales were as follows for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012
Commercial material sales	$88,131	$27,350
Cost of commercial material sales	28,635	4,250
% of commercial material sales	32%	16%
Cost of commercial material sales for the year ended December 31, 2013 increased by $24.4 million compared to the year ended December 31, 2012. The increase in our cost of commercial material sales was primarily due to the aforementioned 222% increase in commercial material sales as well as the product mix of materials sold. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these fluctuations, and due to increased sales of commercial materials, cost of material sales increased for the year ended December 31, 2013, compared to the same period in 2012.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which have already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Research and development
We incurred research and development expenses of $34.2 million for the year ended December 31, 2013, compared to $30.0 million for the year ended December 31, 2012. The increase was primarily due to:

•
increased costs of $2.8 million associated with bonus and stock-based compensation for certain executive officers as well as increased salaries and salary-related expenses associated with new and existing employees;

•	increased costs of $1.2 million related to sponsored research and development contracts; and

•	increased costs of $1.3 million incurred under our agreement with PPG Industries; offset by

•
decreased consulting and contract costs of $1.2 million due to decreased outsourced research and development efforts, fewer government contracts outstanding when compared to the prior year, as well as the timing of costs incurred.

Selling, general and administrative
Selling, general and administrative expenses were $24.7 million for the year ended December 31, 2013, compared to $19.6 million for the year ended December 31, 2012. The increase was primarily due to increased costs associated with bonus and stock-based compensation for certain executive officers as well as increased salaries and salary-related expenses associated with new and existing employees.

Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology increased to $17.3 million for the year ended December 31, 2013, compared to $13.4 million for the year ended December 31, 2012. The increase relates to an increase in the duration of the year for amortization on patents purchased from Fujifilm in July 2012 (see Note 5 in Notes to Consolidated Financial Statements for further discussion), offset by a decrease in patent costs mainly due to the timing of legal expenses as well as an effort to reduce legal expenses.
Royalty and license expense
Royalty and license expense increased to $3.3 million for the year ended December 31, 2013, compared to $2.1 million for the year ended December 31, 2012. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 3 in Notes to Consolidated Financial Statements for further discussion.
Interest income
Interest income decreased to $811,000 for the year ended December 31, 2013, compared to $1.2 million for the year ended December 31, 2012. The increase is primarily due to the timing of purchases of investments and an overall lower average balance of cash held in 2013.
Income taxes
We recorded an income tax benefit of $35.0 million for the year ended December 31, 2013 compared to an income tax expense of $5.2 million for the year ended December 31, 2012.
Our income tax benefit during the year ended December 31, 2013 was primarily the result of the release of valuation allowances offset by foreign withholding taxes. The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. During the year ended December 31, 2013, we paid South Korea withholding taxes of $6.6 million, and received a federal refund of $226,000 related to alternative minimum taxes.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
We had operating income of $13.7 million for the year ended December 31, 2012, compared to operating income of $5.7 million for the year ended December 31, 2011. The increase in operating income was due to:

•	an increase in revenue of $22.0 million, which includes increases in both material sales and royalty and license fees; offset by

•
an increase in operating expenses of $14.0 million, which includes a $5.9 million increase in research and development expenses and a $5.9 million increase in patent costs and amortization of acquired technology, all of which are described below.

We had net income of $9.7 million (or $0.21 per basic and diluted share) for the year ended December 31, 2012, compared to a net income of $3.2 million (or $0.07 per basic and diluted share) for the year ended December 31, 2011. The increase in net income was primarily due to:

•	an increase of operating income of $8.0 million; and

•	a decrease in loss on stock warrant liability of $4.2 million; offset by

•	an increase in income tax expense of $5.9 million
Revenue
The following table details our revenues for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
REVENUE:
Material sales	$44,472	$37,444	$7,028	19%
Royalty and license fees	31,698	15,345	16,353	107%
Technology development and support revenue	7,074	8,500	(1,426)	(17)%
Total revenue	$83,244	$61,289	$21,955	36%
Total revenue for the year ended December 31, 2012 increased by $22.0 million compared to the year ended December 31, 2011. The increase in our total revenue was primarily due to additional licensing revenues and OLED material sales from the expanded adoption of our technology and materials in the marketplace by display manufacturers, particularly SDC, the successor-in-interest to SMD.
Material sales
The following table details our revenues derived from material sales for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,		Increase
	2012	2011	$	%
Material Sales:
Commercial material sales	$27,350	$25,339	$2,011	8%
Developmental material sales	17,122	12,105	5,017	41%
Total Material Sales	$44,472	$37,444	$7,028	19%
Commercial material sales for the year ended December 31, 2012 increased by $2.0 million compared to the year ended December 31, 2011. The increase in our commercial material sales was primarily due to the increased adoption of our technology and materials in the marketplace by display manufacturers, particularly SDC. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the year ended December 31, 2012 increased by $5.0 million compared to the year ended December 31, 2011. The increase in our development material sales was primarily due to a change in sales mix. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products.

Material sales included sales of both phosphorescent emitter and host materials. Material sales were comprised of the following for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Material Sales:
Phosphorescent emitter sales	$38,424	$26,211	$12,213	47%
Host material sales	6,048	11,233	(5,185)	(46)%
Total Material Sales	$44,472	$37,444	$7,028	19%
Phosphorescent emitter sales for the year ended December 31, 2012 increased by approximately $12.2 million compared to the year ended December 31, 2011. The increase in our commercial material sales was primarily due to the increased adoption of our technology and materials in the marketplace by display manufacturers, particularly SDC.
Host material sales for the year ended December 31, 2012 decreased by $5.2 million compared to the year ended December 31, 2011. The decrease in our host material sales was primarily due to a large order of host material in 2011 for a specific product that was not repeated by our customer.
Royalty and license fees
Royalty and license fees were as follows for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,		Increase
	2012	2011	$	%
Royalty and license fees	$31,698	$15,345	$16,353	107%
Royalty and license fees for the year ended December 31, 2012 increased by $16.4 million compared to the year ended December 31, 2011. A substantial portion of the increase was due to an increase in royalty and license fees received under our patent license agreement with SDC, in the year ended December 31, 2012, as compared to the year ended December 31, 2011.
Technology development and support revenue
Technology development and support revenue were as follows for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,		(Decrease)
	2012	2011	$	%
Technology development and support revenue	$7,074	$8,500	$(1,426)	(17)%
Cost of material sales
Cost of commercial material sales were as follows for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,
	2012	2011
Commercial material sales	$27,350	$25,339
Cost of commercial material sales	4,250	2,818
% of commercial material sales	16%	11%
Cost of commercial material sales for the year ended December 31, 2012 increased $1.4 million from the year ended December 31, 2011. The increase in our cost of commercial material sales was due primarily to the aforementioned 8% increase in commercial material sales as well as the product mix of materials sold. Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which have already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these fluctuations, and due to increased sales of commercial materials, cost of material sales increased for the year ended December 31, 2012, compared to the same period in 2011.

Research and development
We incurred research and development expenses of $30.0 million for the year ended December 31, 2012, compared to $24.1 million for the year ended December 31, 2011. The increase was primarily due to:

•	increased costs of $2.6 million incurred under our agreement with PPG Industries;

•	increased costs of $1.7 million related to outsourced research and development efforts; and

•	increased costs of $1.6 million related to sponsored research and development contracts.
Selling, general and administrative
Selling, general and administrative expenses were $19.6 million for the year ended December 31, 2012, compared to $18.9 million for the year ended December 31, 2011. The increase was mainly due to increased employee costs related to salaries and expenses for new employees as well as costs associated with retirement benefits for certain executive officers, offset by decreased marketing and advertising expenses.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology increased to $13.4 million for the year ended December 31, 2012, compared to $7.4 million for the year ended December 31, 2011. The increase was mainly due to increased amortization costs of $4.8 million due to the amortization expense associated with technology acquired from Fujifilm in July 2012. Additionally, the increase was due to increased costs associated with our defense of certain ongoing and new challenges to our issued patents, as well as the timing of prosecution and maintenance costs associated with a number of patents and patent applications.
Royalty and license expense
Royalty and license expense increased to $2.1 million for the year ended December 31, 2012, compared to $1.4 million for the year ended December 31, 2011. The increase consisted mainly of royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees.
Interest income
Interest income increased to $1.2 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011.
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
The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model using assumptions for certain components of the model, including expected volatility and expected annual dividend yield. The change in fair value of the stock warrant liability was recorded as a gain or loss on the statement of income, until all warrants were exercised.
In 2011, all remaining outstanding stock warrants to purchase shares of our common stock were exercised. The change in fair value of these warrants during 2011 prior to the exercise date resulted in a $4.2 million non-cash loss on our statement of income for the year ended December 31, 2011.
Income taxes
For the years ended December 31, 2012 and 2011, the provision for income taxes primarily consisted of foreign taxes on South Korean royalty and license fee income. In addition, during the year ended December 31, 2011, we sold approximately $45.2 million of our state-related income tax net operating losses (NOLs) and $232,000 of our research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program. We recorded the amount of the completed sale as an income tax benefit for the year ended December 31, 2011 and received the proceeds of $2.7 million in January 2012.
For the years ended December 31, 2012 and 2011 income tax expense (benefit) was, $5.2 million and ($714,000), respectively.
Although we generated income before income taxes during the years ended December 31, 2012 and 2011, there was no provision for United States federal or state income taxes, due to the utilization of net operating loss carryforwards which were offset by a full valuation allowance.

Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of December 31, 2013, we had cash and cash equivalents of $70.6 million and short-term investments of $202.0 million, for a total of $272.6 million. This compares to cash and cash equivalents of $85.9 million and short-term investments of $158.0 million, for a total of $243.9 million, as of December 31, 2012. The decrease in cash and cash equivalents of $15.3 million was primarily due to cash used in investing activities for the purchase of short-term investments. The increase in short-term investments of $44.0 million was primarily due to the increased cash provided by operating activities.
Cash provided by operating activities was $45.0 million for the year ended December 31, 2013, compared to $17.8 million for for the year ended December 31, 2012. The increase in cash provided by operating activities was primarily due to the following:

•	an increase in net income of $30.8 million, which amount excludes the impact of non-cash items;

•	the impact of the timing of net inventory purchases of $7.6 million based on future customer needs; primarily offset by

•	the impact of the timing of accounts receivable collections of $9.1 million.

Cash used in investing activities was $54.8 million for the year ended December 31, 2013, compared to $36.1 million for the year ended December 31, 2012. The increase in cash used in investing activities was mainly due to the timing of maturities and purchases of investments, increased property and equipment purchases of $2.0 million, partially offset by decreased intangible asset additions during the year ended December 31, 2013. This decrease was due to the large portfolio of patents we purchased from Fujifilm during the year ended December 31, 2012.
Cash used in financing activities was $5.5 million for the year ended December 31, 2013, compared to cash used of $7.5 million for the year ended December 31, 2012. The decrease in cash used in financing activities was primarily due to proceeds of $2.8 million from the exercise of options in the year ended December 31, 2013, compared to proceeds of $1.5 million from the exercise of options and warrants to purchase shares of our common stock in the year ended December 31, 2012. Additionally, in connection with stock-based employee compensation and option exercises for the years ended December 31, 2013 and 2012, we made payments of $3.3 million and $4.1 million, respectively, in withholding taxes, corresponding to the value of shares surrendered by the individuals for whom such payments were made.
Working capital was $303.8 million as of December 31, 2013, compared to $245.2 million as of December 31, 2012. The increase in working capital is primarily due to the increase in short-term investments as well as an increase in deferred tax assets as a result of the release of certain income tax valuation allowances.
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

Contractual Obligations
As of December 31, 2013, we had the following contractual commitments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$22,102	$—	$739	$1,669	$19,694
Research related obligations	7,939	2,819	4,373	747	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$30,541	$2,919	$5,312	$2,616	$19,694
_____________________________________________
(1) Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until such times the agreement is no longer in effect. The agreement has no scheduled expiration date.
(2) See Note 13 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.
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
Our Consolidated Financial Statements and the related notes to those statements are attached to this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting and the associated attestation report of our independent registered public accounting firm are set forth in Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is set forth in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2014 (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Bylaws of the registrant (2)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (3)
10.6#	Second Amended and Restated Change in Control Agreement between the registrant and Michael G. Hack, dated as of January 11, 2010 (4)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)
10.11#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (3)
10.12#	Non-Competition and Non-Solicitation Agreement between the registrant and Michael G. Hack, dated as of February 5, 2007 (4)
10.13#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (6)

Exhibit Number	Description
10.14#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (6)
10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (7)
10.16#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of January 6, 2011 (7)
10.17#	Equity Retention Agreement between the registrant and Michael G. Hack, dated as of January 6, 2011 (7)
10.18#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of March 8, 2012 (8)
10.19#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of March 8, 2012 (8)
10.20#	Equity Retention Agreement between the registrant and Michael G. Hack, dated as of March 8, 2012 (8)
10.21#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)
10.22#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)
10.23#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)
10.24#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (10)
10.25	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (11)
10.26	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)
10.27	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (12)
10.28	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (13)
10.29	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (14)
10.3
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (14)

10.31	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (15)
10.32	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)
10.33+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (16)
10.34+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)
10.35+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)
10.36+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006(18)
10.37+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (19)
10.38+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (20)
10.39+	Memorandum of Agreement between the registrant and Moser Baer Technologies Inc., dated as of February 4, 2011 (7)
10.40+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011 (16)
10.41+	OLED Technology License Agreement between the registrant and Showa Denko K.K., dated as of December 17, 2009 (21)
10.42+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011 (22)
10.43+	OLED Technology License Agreement between the registrant and Lumiotec, Inc., dated as of January 5, 2012 (8)
10.44+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company. (23)
10.45	Amendment No. 3 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of June 1, 2013 (24).

Exhibit Number	Description
10.46#	Universal Display Corporation Annual Incentive Plan (25)
10.47#*	Form Agreement - Restricted Stock Unit Grant Letter
10.48#*	Form Agreement - Performance Unit Grant Letter
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(7)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.
(13)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(15)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(17)	Filed as an Exhibit to an Amended Current Report on Form 8-K, filed with the SEC on December 19, 2011.
(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.
(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.
(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.
(21)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC on June 23, 2010.
(22)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.
(23)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(24)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(25)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
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

Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 28, 2014
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2014
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	February 28, 2014
Sidney D. Rosenblatt

/s/ Leonard Becker	Director	February 28, 2014
Leonard Becker

/s/ Elizabeth H. Gemmill	Director	February 28, 2014
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 28, 2014
C. Keith Hartley

/s/ Lawrence Lacerte	Director	February 28, 2014
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 28, 2014

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Universal Display Corporation:
We have audited Universal Display Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Display Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Universal Display Corporation:
We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Display Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,586	$85,923
Short-term investments	202,024	158,018
Accounts receivable	15,657	8,657
Inventory	10,595	11,018
Deferred income taxes	21,563	11
Other current assets	6,623	3,918
Total current assets	327,048	267,545
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $22,756 and $20,713	14,893	11,808
ACQUIRED TECHNOLOGY, net of accumulated amortization of $32,841 and $21,868	94,011	104,624
INVESTMENTS	7,417	1,270
DEFERRED INCOME TAXES	19,143	—
OTHER ASSETS	242	277
TOTAL ASSETS	$462,754	$385,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,256	$7,596
Accrued expenses	16,039	10,394
Deferred revenue	1,910	4,273
Other current liabilities	24	36
Total current liabilities	23,229	22,299
DEFERRED REVENUE	2,403	3,153
RETIREMENT PLAN BENEFIT LIABILITY	9,436	9,837
Total liabilities	35,068	35,289

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,825,168 and 46,561,437 shares issued at December 31, 2013 and 2012, respectively	468	465
Additional paid-in capital	572,401	564,883
Accumulated deficit	(130,159)	(204,211)
Accumulated other comprehensive loss	(4,368)	(5,702)
Treasury stock, at cost (401,501 and 205,902 shares at December 31, 2013 and 2012, respectively)	(10,658)	(5,202)
Total shareholders’ equity	427,686	350,235
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$462,754	$385,524
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUE:
Material sales	$95,713	$44,472	$37,444
Royalty and license fees	47,006	31,698	15,345
Technology development and support revenue	3,920	7,074	8,500
Total revenue	146,639	83,244	61,289

OPERATING EXPENSES:
Cost of material sales	28,889	4,528	3,731
Research and development	34,215	30,032	24,129
Selling, general and administrative	24,745	19,550	18,940
Patent costs and amortization of acquired technology	17,273	13,385	7,442
Royalty and license expense	3,273	2,073	1,360
Total operating expenses	108,395	69,568	55,602
Operating income	38,244	13,676	5,687
INTEREST INCOME	811	1,240	994
INTEREST EXPENSE	(47)	(48)	(50)
LOSS ON STOCK WARRANT LIABILITY	—	—	(4,190)
INCOME BEFORE INCOME TAXES	39,008	14,868	2,441
INCOME TAX BENEFIT (EXPENSE)	35,044	(5,208)	714
NET INCOME	$74,052	$9,660	$3,155

NET INCOME PER COMMON SHARE:
BASIC	$1.61	$0.21	$0.07
DILUTED	$1.59	$0.21	$0.07

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	45,898,019	45,951,276	43,737,968
DILUTED	46,543,605	46,883,602	45,140,394
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
NET INCOME	$74,052	$9,660	$3,155

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities	(6)	(31)	(1)
Employee benefit plan:
Actuarial gain (loss) on retirement plan	901	(442)	(418)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs	439	628	600
Net change for employee benefit plan	1,340	186	182

TOTAL OTHER COMPREHENSIVE INCOME	1,334	155	181

COMPREHENSIVE INCOME	$75,386	$9,815	$3,336
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, JANUARY 1, 2011	200,000	$2	38,936,571	$390	$280,102	$(217,026)	$(6,038)	—	$—	$57,430
Net income	—	—	—	—	—	3,155	—	—	—	3,155
Other comprehensive income	—	—	—	—	—	—	181	—	—	181
Exercise of common stock options and warrants, net of tendered shares	—	—	1,266,191	12	27,743	—	—	—	—	27,755
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	103,112	1	2,105	—	—	—	—	2,106
Stock-based non-employee compensation	—	—	174	—	7	—	—	—	—	7
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	46,536	—	1,648	—	—	—	—	1,648
Issuance of common stock in connection with materials and license agreements	—	—	181	—	9	—	—	—	—	9
Issuance of common stock to employees under an Employee Stock Purchase Plan (ESPP)	—	—	10,531	—	307	—	—	—	—	307
Issuance of common stock through a public offering, net of expenses of $14,871	—	—	5,750,000	58	249,571	—	—	—	—	249,629
BALANCE, DECEMBER 31, 2011	200,000	2	46,113,296	461	561,492	(213,871)	(5,857)	—	—	342,227
Net income	—	—	—	—	—	9,660	—	—	—	9,660
Other comprehensive income	—	—	—	—	—	—	155	—	—	155
Repurchase of common stock	—	—	—	—	—	—	—	205,902	(5,202)	(5,202)
Exercise of common stock options and warrants, net of tendered shares	—	—	222,549	2	853	—	—	—	—	855
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	170,584	2	1,123	—	—	—	—	1,125
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	43,341	—	1,094	—	—	—	—	1,094
Issuance of common stock to employees under an ESPP	—	—	11,667	—	321	—	—	—	—	321
BALANCE, DECEMBER 31, 2012	200,000	2	46,561,437	465	564,883	(204,211)	(5,702)	205,902	(5,202)	350,235
Net income	—	—	—	—	—	74,052	—	—	—	74,052
Other comprehensive income	—	—	—	—	—	—	1,334	—	—	1,334
Repurchase of common stock	—	—	—	—	—	—	—	195,599	(5,456)	(5,456)
Exercise of common stock options, net of tendered shares	—	—	223,714	2	2,556	—	—	—	—	2,558
Stock-based employee compensation, net of shares withheld for employee taxes	—	—	(13,502)	—	3,519	—	—	—	—	3,519
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	39,153	1	1,100	—	—	—	—	1,101
Issuance of common stock to employees under an ESPP	—	—	14,366	—	343	—	—	—	—	343
BALANCE, DECEMBER 31, 2013	200,000	$2	46,825,168	$468	$572,401	$(130,159)	$(4,368)	401,501	$(10,658)	$427,686
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,052	$9,660	$3,155
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(5,880)	(5,284)	(3,275)
Depreciation	2,044	1,978	1,451
Amortization of intangibles	10,973	4,869	49
Amortization of premium and discount on investments, net	(458)	(778)	(775)
Stock-based employee compensation	6,077	4,263	4,373
Stock-based non-employee compensation	—	—	6
Non-cash expense under materials and license agreements	—	—	9
Stock-based compensation to Board of Directors and Scientific Advisory Board	809	781	1,377
Loss on stock warrant liability	—	—	4,190
Deferred income tax benefit	(41,418)	(11)	—
Retirement plan benefit expense	1,665	1,600	1,527
(Increase) decrease in assets:
Accounts receivable	(7,000)	2,070	(3,479)
Inventory	424	(7,175)	(3,841)
Other current assets	(2,706)	(2,284)	341
Other assets	35	33	(82)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,614	4,718	6,775
Other current liabilities	(11)	11	23
Deferred revenue	2,767	3,303	4,585
Net cash provided by operating activities	44,987	17,754	16,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,710)	(2,737)	(2,624)
Additions to intangibles	(359)	(109,102)	(440)
Purchases of investments	(362,838)	(304,500)	(337,442)
Proceeds from sale of investments	313,132	380,253	156,717
Net cash used in investing activities	(54,775)	(36,086)	(183,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	343	321	249,936
Repurchase of common stock	(5,456)	(5,202)	—
Proceeds from the exercise of common stock options and warrants	2,832	1,483	13,343
Payment of withholding taxes related to stock-based employee compensation	(3,268)	(4,142)	(4,473)
Net cash (used in) provided by financing activities	(5,549)	(7,540)	258,806
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,337)	(25,872)	91,426
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	85,923	111,795	20,369
CASH AND CASH EQUIVALENTS, END OF YEAR	$70,586	$85,923	$111,795
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:
Universal Display Corporation (the Company) is engaged in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in displays for smartphones, tablets and televisions as well as solid-state lighting applications. The Company's business strategy is to develop new OLED materials and sell those materials to product manufacturers. The Company develops and licenses its proprietary OLED technologies to product manufacturers for use in these applications. Through internal research and development efforts and acquisitions from and relationships with entities such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan), Fujifilm Corporation (Fujifilm), Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) and PPG Industries, Inc. (PPG Industries), the Company has established a significant portfolio of proprietary OLED technologies and materials (see Notes 3, 5 and 7).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., Universal Display Corporation Hong Kong, Ltd., Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan, G.K. and UDC Ireland Limited. All intercompany transactions and accounts have been eliminated.
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
Cash, Cash Equivalents and Investments
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments at December 31, 2013 and 2012 consist of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2013
Certificates of deposit	$11,358	$2	$(16)	$11,344
Corporate bonds	190,738	33	(48)	190,723
U.S. Government bonds	3,074	—	—	3,074
Convertible notes	4,300	—	—	4,300
	$209,470	$35	$(64)	$209,441
December 31, 2012
Certificates of deposit	$7,562	$3	$(5)	$7,560
Commercial paper	2,997	—	—	2,997
Corporate bonds	141,349	9	(25)	141,333
U.S. Government bonds	3,098	—	—	3,098
Convertible notes	4,300	—	—	4,300
	$159,306	$12	$(30)	$159,288

Financial Table of Contents

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics, Inc. (Plextronics), a private company engaged in printed solar, lighting and other electronics related research and development. The Company invested $4.0 million in Plextronics through the purchase of a convertible promissory note. The Company also received warrants in connection with the purchase of the convertible note. The note accrues interest at the rate of 3% per year. The Company modified the note extending its due date beyond the original due date of June 30, 2013. Depending on certain conditions, the note may either convert automatically, or if other certain conditions are met, the Company has the option to convert the note into shares of Plextronics’ preferred stock at a specified conversion price. The note was classified as a long-term investment at December 31, 2013, and was classified as a short-term investment at December 31, 2012. See Fair Value Measurements below for additional information regarding the note.
On December 20, 2013, the Company served notice of its intent to terminate the joint development agreement with Plextronics. Effective as of December 23, 2013, the Company terminated all commitments to pay Plextronics, as permissible under the terms of the joint development agreement.
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
All short-term investments held at December 31, 2013 will mature within one year.
Trade Accounts Receivable
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties, license fees and U.S. government contract revenues. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. The Company recorded no bad debt expense in the years ended December 31, 2013, 2012 and 2011.
Inventory
Inventory, which consists of materials that have been classified as commercial, is valued at the lower of cost or market using the first-in, first-out method. Commercial materials are materials that have been validated by the Company for use in commercial OLED products.
Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,600	$7,600	$—	$—
Short-term investments	202,024	202,024	—	—
Long-term investments	7,417	3,117	—	4,300
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,863	$63,863	$—	$—
Short-term investments	158,018	154,018	—	4,000
Long-term investments	1,270	970	—	300

Financial Table of Contents

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
The Company's convertible promissory note investments are currently classified within investments on the consolidated balance sheet.
These convertible promissory note investments are inherently risky as the notes lack a ready market for resale and the note issuer's success is dependent on numerous factors, including, among others, product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. Additionally, the companies that the Company has invested in could fail or not be able to raise additional funds when needed. Should one or more of these events occur, they could cause the Company's investments to significantly decrease in value. In addition, financial market volatility could negatively affect the Company's ability to realize value in the Company's investments through liquidity events, such as mergers and private sales.
The Company determines the fair value of its convertible promissory note investments portfolio quarterly. The fair value of the Company's convertible promissory note investments is determined through the consideration of whether the investee is experiencing financial difficulty, overall trends in interest rates and other factors. Management also performs an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future. The evaluation requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances affecting the investee, which may impact the fair value of the investment, such as:

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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income (loss). If a decline in fair value of a convertible promissory note investment below its carrying value is deemed to be other than temporary, the amortized cost basis of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of convertible promissory note investments as of December 31, 2013. On January 16, 2014, Plextronics, one of the companies that issued the Company a convertible promissory note, for an original principal amount of $4.0 million, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware (Bankruptcy Court). The debtor company is seeking an Order authorizing the sale of substantially all of its assets. On February 14, 2014, the Bankruptcy Court approved the bidding procedures in connection with the sale of substantially all of the debtor company’s assets, including approval of a minimum stalking horse bid under which the Company's investment of $4.0 million would be satisfied in full. If any qualified bids are received under the approved bidding procedures, which are required to be superior to the current stalking horse bid, then on March 5, 2014, an auction for the sale of the debtor’s assets will be held. A sale hearing is currently scheduled for March 6, 2014. Based upon the Company's expectation of full payment resulting from the sale of the debtor company's assets and the bankruptcy process, no impairment has been recorded as of December 31, 2013. If the sale and bankruptcy process does not occur as expected, a full or partial impairment of the investment may be necessary.
The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the years ended December 31, 2013 and 2012, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Year Ended December 31,
	2013	2012
Fair value of notes, beginning of year	$4,300	$—
Investments	—	4,300
Fair value of notes, end of year	$4,300	$4,300

Financial Table of Contents

The following table is a reconciliation of the changes in fair value of the Company’s stock warrant liability for the year ended December 31, 2011, which had been classified in Level 3 in the fair value hierarchy (in thousands):

Year Ended December 31, 2011
Fair value of stock warrant liability, beginning of year	$10,660
Loss for period	4,190
Warrants exercised	(14,850)
Fair value of stock warrant liability, end of year	$—
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
Impairment of Long-Lived Assets
Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2013, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2012 or 2011.
Stock Warrant Liability
The Company had warrants to purchase shares of common stock outstanding containing a “down-round” provision. In accordance with the guidance in Accounting Standards Codification (ASC) 815, Derivatives and Hedging, the fair value of these warrants was required to be reported as a liability, with the changes of fair value recorded on the statement of income. The change in fair value of these warrants resulted in a non-cash loss on the Company’s consolidated statement of income of $4.2 million for the year ended December 31, 2011. In 2011, all remaining outstanding stock warrants to purchase shares of the Company’s common stock were exercised.
The fair value of the stock warrant liability was determined using the Black-Scholes option pricing model.
Net Income Per Common Share
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

Financial Table of Contents

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$74,052	$9,660	$3,155
Denominator:
Weighted average common shares outstanding – Basic	45,898,019	45,951,276	43,737,968
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	458,574	648,661	956,803
Restricted stock awards and units and performance units	187,012	283,665	445,623
Weighted average common shares outstanding – Diluted	46,543,605	46,883,602	45,140,394
Net income per common share:
Basic	$1.61	$0.21	$0.07
Diluted	$1.59	$0.21	$0.07
For the year ended December 31, 2013, the combined effects of unvested restricted stock awards and restricted stock units, performance unit awards and outstanding stock options of 140,839, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive or for performance units, as the units would not be issued if the end of the reporting period was the end of the performance period. For the year ended December 31, 2012, the combined effects of outstanding stock options, and unvested restricted stock awards and restricted stock units, and outstanding stock options of 212,941, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the year ended December 31, 2011, the effect of 586,972 warrants prior to their exercise was excluded from the calculation of diluted EPS as the impact would have been antidilutive.
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.
The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. Certain of the payments under development and technology evaluation agreements are creditable against future amounts payable under commercial license agreements that the parties may subsequently enter into and, as such, are deferred until such commercial license agreements are executed or negotiations have ceased and Company management determines that there is no appreciable likelihood of executing a commercial license agreement with the other party. Revenue would then be recognized over the term of the agreement or the expected useful life of the relevant licensed technology, for perpetual licenses, if there is an effective commercial license agreement or amounts are not creditable against future commercial license fees, or at the time Company management determines that there is no appreciable likelihood of an executable commercial license agreement. Amounts deferred are classified as current and non-current based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions, amounts classified as current as of December 31, 2013, may not be recognized as revenue over the next twelve months. As of December 31, 2013, $4.3 million was recorded as deferred revenue, none of which is creditable against future commercial license agreements that have not yet been executed or deemed effective. For the years ended December 31, 2013 and 2012, respectively, $1.5 million and $1.9 million of revenue was recognized relating to cash payments received that were creditable against license fees and/or royalties for which the Company determined there was no appreciable likelihood of executing a commercial license agreement with the customer. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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

Financial Table of Contents

Currently, the Company's most significant commercial license agreement, which runs through the end of 2017, is with Samsung Display Co., Ltd. (SDC) and covers the manufacture and sale of specified OLED display products. Under this agreement, the Company is being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which are due in the second and fourth quarter of each year, increase on an annual basis over the term of the agreement. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets. Ratable recognition of revenue is impacted by the agreement's extended increasing payment terms in light of the Company's limited history with similar agreements. As a result, revenue is recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the agreement are recognized as revenue when they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year.
Included in accounts receivable as of December 31, 2013 and 2012 are unbilled receivables of $92,000 and $308,000, respectively. All amounts are billed and due within one year.
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
Research and Development
Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Development and operations in the Company’s facilities	$23,491	$21,381	$18,707
Costs incurred under sponsored research agreements	2,671	2,058	1,022
PPG OLED Materials Agreement (Note 7)	7,470	6,170	3,539
Scientific Advisory Board compensation	583	423	861
	$34,215	$30,032	$24,129
Patent Costs and Amortization of Acquired Technology
Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred. Costs to successfully defend a challenge to a patent are capitalized to the extent of an evident increase in the value of the patent. Costs that relate to an unsuccessful outcome are charged to expense. Amortization costs relate to technology acquired from Fujifilm and Motorola in the years ended December 31, 2012 and 2011, respectively.
Translation of Foreign Currency Financial Statements and Foreign Currency Transactions
The Company's reporting currency is the U.S. dollar. The functional currency for the Company's Ireland subsidiary is also the U.S. dollar and the functional currency for each of the Company's Asia-Pacific foreign subsidiaries is its local currency. The Company translates the amounts included in the consolidated statements of income from its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the consolidated balance sheets as a component of accumulated other comprehensive loss. The overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

Financial Table of Contents

Statement of Cash Flow Information
The following non-cash activities occurred (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrealized (loss) gain on available-for-sale securities	$(10)	$(31)	$(1)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	315	328	300
Common stock issued to employees that was accrued for in a previous period, net of shares withheld for taxes	282	252	1,113
Fair value of stock warrant liability reclassified to shareholders’ equity upon exercise	—	—	14,850
Property and equipment purchases included in accounts payable	420	165	—
During the year ended December 31, 2013, 2012, and 2011, the Company paid cash of approximately $6.6 million, $5.3 million and $2.0 million for income taxes.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount of which the likelihood of realization is greater than 50%. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.
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

Financial Table of Contents

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued amended standards that revised the reporting of reclassifications out of accumulated other comprehensive income (loss) and addressed certain matters from standards for reporting of other comprehensive income (loss) that were deferred pending additional consideration. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss) but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income (loss), entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013, and such adoption did not have an impact on the Company’s results of operations or financial position, but did change the Company’s disclosures related to accumulated other comprehensive income (loss).
In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations

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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of December 31, 2013, the Company is obligated to pay USC up to $7.9 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through December 31, 2013, the Company incurred $670,000 in research and development expense for work performed under the newly amended 2006 Research Agreement.
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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $3.2 million, $2.1 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company also is required, under the 1997 Amended License Agreement, to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to the Company.
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

4.	PROPERTY AND EQUIPMENT:
Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$820	$820
Building and improvements	15,605	11,652
Office and lab equipment	20,055	19,056
Furniture and fixtures	423	374
Construction-in-progress	746	619
	37,649	32,521
Less: Accumulated depreciation	(22,756)	(20,713)
Property and equipment, net	$14,893	$11,808
Depreciation expense was approximately $2.0 million, $2.0 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	ACQUIRED TECHNOLOGY:
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2013	2012
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
Fujifilm	109,462	109,102
	126,852	126,492
Less: Accumulated amortization	(32,841)	(21,868)
Acquired technology, net	$94,011	$104,624
Amortization expense for all intangible assets was $11.0 million, $4.9 million and $49,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Motorola Patent Acquisition
In 2000, the Company entered into a royalty-bearing license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents expire in the U.S. between 2014 and 2018.

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
Fujifilm Patent Acquisition
On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted the Company to assign all of its rights and obligations under the Agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the Agreement, its rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012.
The Company recorded the $105.0 million plus $4.1 million of costs as acquired technology which is being amortized over a period of 10 years. The total amortization expense for the years ended December 31, 2013 and 2012 associated with acquired technology is $11.0 million and $4.8 million, respectively, and is included in the patent costs and amortization of acquired technology expense line item on the consolidated statements of income.
Amortization expense related to acquired technology is currently expected to be as follows (in thousands):

Year	Projected Expense
2014	$10,999
2015	10,999
2016	10,999
2017	10,999
2018	10,979
Thereafter	39,036
$94,011

6.	ACCRUED EXPENSES:
Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Compensation	$7,977	$5,196
Royalties	3,243	2,069
Consulting	338	337
Professional fees	458	1,302
Research and development agreements	2,158	1,130
Inventory	1,564	—
Other	301	360
	$16,039	$10,394

Financial Table of Contents

7.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:
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
On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG Industries effective as of October 1, 2011. The term of the New OLED Materials Agreement runs through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.
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
The Company issued 181 shares of the Company’s common stock to PPG Industries as consideration for services provided by PPG Industries during the year ended December 31, 2011. For these shares, the Company recorded expense of $9,000 for the year ended December 31, 2011. No shares were issued for services to PPG for the years ended December 31, 2013 and 2012.
The Company recorded expense of $7.5 million, $6.2 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

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
Stock Repurchase Program
On November 14, 2012, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. During the years ended December 31, 2013 and 2012, the Company purchased 195,599 and 205,902 shares, respectively, at a cost of approximately $5.5 million and $5.2 million, respectively. The repurchase program ended during the quarter ended December 31, 2013.
Public Offering
In March 2011, the Company sold 5,750,000 shares of its Common Stock at $46.00 per share in a registered underwritten public offering. The offering resulted in proceeds to the Company of $249.6 million, which was net of $14.9 million in underwriting discounts and commissions and other costs associated with completion of the offering.
Warrants to Purchase Common Stock
During the year ended December 31, 2011, warrants to purchase 586,972 shares of common stock were exercised, resulting in proceeds to the Company of $7.4 million. As of December 31, 2013, 2012 and 2011, the Company had no warrants to purchase shares of the Company’s common stock outstanding.
Scientific Advisory Board and Employee Awards
In March 2013 and 2012 and in January 2011, respectively, the Company granted a total of 22,568, 16,866 and 59,472 shares of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2012, 2011 and 2010, respectively. The fair value of the shares issued was $435,000, $376,000 and $1.8 million, respectively, for employees and $300,000, $300,000 and $300,000, respectively, for non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2012, 2011 and 2010, respectively. In connection with the issuance of these grants, 4,672, 3,070 and 18,792 shares, respectively, with fair values of $154,000, $124,000 and $655,000, respectively, were withheld in satisfaction of employee tax withholding obligations in 2013, 2012 and 2011, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statement of income
Balance January 1, 2011, net of tax	$14	$(6,052)	$(6,038)
Other comprehensive loss before reclassification	(1)	(418)	(419)
Reclassification to net income (1)	—	600	600	Selling, general and administrative and research and development
Change during period	(1)	182	181
Balance December 31, 2011, net of tax	$13	$(5,870)	$(5,857)
Other comprehensive loss before reclassification	(31)	(442)	(473)
Reclassification to net income (1)	—	628	628	Selling, general and administrative and research and development
Change during period	(31)	186	155
Balance December 31, 2012, net of tax	$(18)	$(5,684)	$(5,702)
Other comprehensive (loss) income before reclassification	(6)	901	895
Reclassification to net income (1)	—	439	439	Selling, general and administrative and research and development
Change during period	(6)	1,340	1,334
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income in the amounts of $439,000, $628,000 and $600,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
(2) Refer to Note 12: Supplemental Executive Retirement Plan.

11.	STOCK-BASED COMPENSATION:
The Company recognizes in the statements of income the grant-date fair value of stock options and other equity based compensation, such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units, performance unit awards and SARs, issued to employees and directors.
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

Financial Table of Contents

Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2013, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 8,000,000, and have extended the term of the plan through 2015. At December 31, 2013, there were 1,301,170 shares that remained available to be granted under the Equity Compensation Plan.
Stock Options
The following table summarizes the stock option activity during the year ended December 31, 2013 for all grants under the Equity Compensation Plan:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	828,230	$11.58
Granted	—	—
Exercised	(252,081)	14.22
Forfeited	—	—
Cancelled	(5,666)	7.39
Outstanding at December 31, 2013	570,483	10.43
Vested and expected to vest	570,483	10.43
Exercisable at December 31, 2013	570,483	$10.43
No stock options were granted during the years ended December 31, 2013, 2012 or 2011.
A summary of stock options outstanding and exercisable by price range at December 31, 2013 is as follows (in thousands, except share and per share data):

	Outstanding and Exercisable
	Number of Options Outstanding at December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Aggregate Intrinsic
Exercise Price	2013	Life (Years)	Price	Value (A)
$5.91-$9.04	197,430	1.0	$8.15	$5,176
$9.43-$14.16	294,936	2.00	$10.55	$7,023
$14.39-$18.34	78,117	1.40	$15.77	$1,452
Total	570,483	1.60	$10.43	$13,651
_______________________________________________
(A) The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2013.
The total intrinsic value of stock awards exercised during the years ended December 31, 2013, 2012 and 2011 was $4.9 million, $7.5 million and $25.0 million, respectively. There was no compensation expense recognized for the years ended December 31, 2013, 2012, or 2011.
During the years ended December 31, 2013, 2012 and 2011, 20,768, 5,878 and 32,800 shares of common stock, valued at $1.0 million, $245,000 and $1.3 million, respectively, were tendered to net share settle the exercise of options. In connection with the exercise of options during the years ended December 31, 2013, 2012 and 2011, 7,599, 15,066 and 13,031 shares, with fair values of $274,000, $628,000 and $438,000, respectively, were withheld in satisfaction of tax withholding obligations.

Financial Table of Contents

Stock Awards
The following table summarizes the stock activity related to restricted stock awards and units and fully vested share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2013	620,971	$24.00
Granted	168,182	32.76
Vested	(261,257)	23.46
Forfeited	(1,300)	27.70
Unvested, December 31, 2013	526,596	$27.05
The weighted average grant-date fair value of restricted stock awards and units and fully vested share based payment awards granted was $32.76, $37.95 and $35.21 during the years ended December 31, 2013, 2012 and 2011, respectively.
Restricted Stock Awards and Units
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
For the years ended December 31, 2013, 2012 and 2011, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $3.8 million, $2.9 million and $3.0 million, respectively, and research and development expense of $1.9 million, $1.3 million and $1.7 million, respectively. In connection with the vesting of restricted stock awards and units during the years ended December 31, 2013, 2012 and 2011, respectively, 89,635, 90,929 and 83,089 shares, with aggregate fair values of $2.8 million, $3.5 million and $3.4 million, respectively, were withheld in satisfaction of tax withholding obligations.
Fully Vested Stock Grants
For the years ended December 31, 2013, 2012 and 2011, respectively, the Company granted to employees and non-employees 123, 1,755 and 3,196 shares of restricted stock, which shares fully vested as of the date of grant. The Company recorded research and development expense of $3,000, $67,000 and $129,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for the fair value of these awards.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2013, 2012 and 2011, the Company recorded, compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $525,000, $532,000 and $816,000, respectively. Restricted stock issued during 2013, 2012, and 2011 was 20,000, 20,000, and 20,000 shares.
Performance Unit Awards
During the year ended December 31, 2013, the Company granted 35,776 performance units, of which 17,888 are subject to a performance-based vesting requirement and 17,888 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.
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

Financial Table of Contents

The maximum number of performance units that may vest based on performance is two times the shares granted. Further, if the Company's total shareholder return is negative, the performance units may not vest above the shares granted.
The following table summarizes the activity related to performance unit awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2013	—	$—
Granted	35,776	47.78
Vested	—	—
Cancelled	—	—
Unvested, December 31, 2013	35,776	$47.78
For the year ended December 31, 2013, the Company recorded general and administrative expense of $453,000 and research and development expense of $137,000 related to performance units.
Stock Appreciation Rights
During the year ended December 31, 2011, the Company granted 24,000 cash-settled SARs to certain executive officers. The SARs represented the right to receive, for each SAR, a cash payment equal to the amount, if any, by which the fair market value of a share of the common stock of the Company on the vesting date exceeded the base price of the SAR award. The SARs vested on the first anniversary of the date of grant, provided that the grantee was still an employee of the Company on the applicable vesting date. There was no SARs activity during the years ended December 31, 2013 or 2012.
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
Based on the fair value of the SARs, as of December 31, 2011, the Company recorded selling general and administrative expense of $13,000 and research and development expense of $32,000 for the year ended December 31, 2011. During the year ended December 31, 2012, all SARs were settled, resulting in cash payments of $49,000. The Company recorded $1,000 to general and administrative expense, and $3,000 to research and development expense, for the year ended December 31, 2012, related to the SARs. No such grants were made in 2012 or 2013.
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

Financial Table of Contents

Employees may allocate up to 10% of their base compensation to purchase shares of common stock under the ESPP; however, each employee may purchase no more than 12,500 shares on a given purchase date, and no employee may purchase more than $25,000 of common stock under the ESPP during a given calendar year.
For years ended December 31, 2013, 2012 and 2011, the Company issued 14,366, 11,667 and 10,531 shares of its common stock under the ESPP, resulting in proceeds of $343,000, $321,000 and $307,000, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recorded charges of $36,000, $26,000 and $31,000, respectively, to selling, general and administrative expense and $71,000, $78,000 and $76,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2013 there were six participants in the SERP.
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

Financial Table of Contents

In connection with the initiation of the SERP, the Company recorded cost related to prior service of $5.6 million as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2014 is $584,000.
Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$9,837	$8,423
Service cost	646	601
Interest cost	343	371
Actuarial (gain) loss	(1,390)	442
Benefit obligation, end of year	9,436	9,837
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$9,436	$9,837

Current liability	—	—
Noncurrent liability	$9,436	$9,837
The accumulated benefit obligation for the plan was approximately $8.0 million as of December 31, 2013 and 2012, respectively.
The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost	$646	$601	$542
Interest cost	343	371	385
Amortization of prior service cost	584	584	584
Amortization of loss	92	44	16
Total net periodic benefit cost	$1,665	$1,600	$1,527
The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.
Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2013	2012
Discount rate	4.51%	3.49%
Rate of compensation increases	3.50%	3.50%
Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate	3.49%	4.44%	5.44%
Rate of compensation increases	3.50%	3.50%	3.50%
Actuarial gains and losses are amortized from accumulated other comprehensive loss into net periodic pension cost over future years based upon the average remaining service period of active plan participants, when the accumulation of such gains or losses exceeds 10% of the year end benefit obligation. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost [credit]) is included in the Company’s results of operations on a straight-line basis over the average remaining service period of active plan participants.

Financial Table of Contents

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2014 are as follows (in thousands):

Amortization of prior service cost	$584
Amortization of gain/loss	—
Total	$584

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2014	$—
2015	336
2016	403
2017	816
2018	853
2019-2023	5,256
Thereafter	14,438

13.	COMMITMENTS AND CONTINGENCIES:
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
Patent Related Challenges and Oppositions
Each major jurisdiction in the world that issues patents provides both third parties and applicants an opportunity to seek a further review of an issued patent. The specific process for requesting and considering such reviews are specific to the jurisdiction that issued the patent in question, and generally do not include claims for monetary damages or specific claims of infringement. The conclusions made by the reviewing administrative bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.
The Company believes that opposition proceedings are frequently commenced in the ordinary course of business by third parties who may believe that a specific patent or claims in the patent do not comply with the technical or legal requirements of the specific jurisdiction in which the patent was issued. The Company views these proceedings as reflective of its goal of obtaining the broadest legally permissible patent coverage permitted in each jurisdiction. Once a proceeding is initiated, the issued patent continues to be presumed valid until the jurisdiction’s applicable administrative body issues a final non-appealable decision. Depending on the jurisdiction, the outcome of these proceedings could include affirmation, denial or modification of some or all of the originally issued claims. The Company believes that as its portfolio increases in size, so will the number of these proceedings.

Financial Table of Contents

Below are summaries of proceedings that have been commenced against certain issued patents that are either exclusively licensed to the Company or which are now assigned to the Company. The Company does not believe that the confirmation, loss or modification of the Company's rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on the Company's material sales or licensing business or on the Company's consolidated financial statements, including its consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to the Company's fundamental phosphorescent OLED technologies and the Company intends to vigorously defend against claims that, in the Company's opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of the Company's resources. In certain circumstances, when permitted, the Company may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to the Company's UniversalPHOLED phosphorescent OLED technology, some of which may be commercialized by the Company.
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
On November 26, 2009, the European Patent Office (the EPO) issued its written decision to reject the opposition and to maintain the patent as granted. On April 12, 2010, CDT filed an appeal to the EPO panel decision. On August 19, 2010, the Company filed a timely response to the EPO panel decision.
At this time, based on its current knowledge, the Company believes that the EPO panel decision will be upheld on appeal. However, the Company cannot make any assurances of this result.
Opposition to European Patent No. 1449238*
In 2007, Sumation Company Limited (Sumation), a joint venture between Sumitomo and CDT, Merck Patent GmbH, of Darmstadt, Germany, and BASF Aktiengesellschaft, of Mannheim, Germany, filed Notices of Opposition to European Patent No 1449238 (EP '238 patent). The EP '238 patent, which was issued on November 2, 2006, is a European counterpart patent, in part, to U.S. patents 6,830,828; 6,902,830; 7,001,536; 7,291,406; 7,537,844; and 7,883,787; and to pending U.S. patent applications 13/009,001, filed on January 19, 2011, and 13/205,290, filed on August 9, 2011 (hereinafter the “U.S. '828 Patent Family”). They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
On January 13, 2012, the EPO issued a decision to maintain the patent with claims directed to OLEDs comprising phosphorescent organometallic iridium compounds.
All the parties appealed the EPO's panel decision. An Oral Hearing was held in the EPO on November 22, 2013, in which the EPO Appellate Board reversed the decision of the prior panel and revoked the patent in its entirety. The Company is currently reviewing the written decision which it received on February 21, 2014 to evaluate whether to proceed with an appeal of the decision to the Enlarged Board of Appeals, or simply continue prosecuting claims directed to the invention in additional related pending divisional applications in the EPO which claim priority from the same original priority application.
Opposition to European Patent No. 1394870*
On April 20, 2010, Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands filed Notices of Opposition to European Patent No. 1394870 (the EP '870 patent). The EP '870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. '238 Patent Family”). They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
The matter has been briefed and an Oral hearing has been scheduled by the EPO in the second quarter of 2014.
At this time, based on the Company's current knowledge, the Company believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be upheld. However, the Company cannot make any assurances of this result.

Financial Table of Contents

Invalidation Trials in Japan for Japan Patent Nos. 4357781 and 4358168*
On May 24, 2010, the Company received Notices of Invalidation Trials against Japan Patent Nos. 4357781 (the JP '781 patent) and 4358168 (the JP '168 patent), which were both issued on August 14, 2009. The requests were filed by Semiconductor Energy Laboratory Co., Ltd. (SEL). The JP '781 and JP '168 patents are Japanese counterpart patents, in part, to the above-noted U.S. '828 Patent Family. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
On March 31, 2011, the Company learned that the Japanese Patent Office (JPO) had issued decisions finding all claims in the JP '781 and JP '168 patents invalid.
Both parties appealed this matter to the Japanese IP High Court. On November 7, 2012, the Company was notified that the Japanese IP High Court had reversed the JPO's finding of invalidity and remanded the case back to the JPO for further consideration.
In a decision reported to the Company on April 15, 2013, all claims in the Company's JP '781 and JP '168 patents were upheld as valid by the JPO. The Company's opponent appealed this decision.
At this time, based on the Company's current knowledge, the Company believes that the claims on the patents should be upheld. However, the Company cannot make any assurances of this result.
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL, the same opponent as in the above-noted Japanese Invalidation Trials for the JP '781 and JP '168 patents. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision.
At this time, based on its current knowledge, the Company believes that the patent being challenged should be declared valid and that all or a significant portion of the Company's claims should be upheld. However, the Company cannot make any assurances of this result.
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
At this time, based on its current knowledge, the Company believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of its claims will be further upheld on appeal. However, the Company cannot make any assurances of this result.
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
The EPO combined the oppositions into a single opposition proceeding. The Company expects the EPO to schedule a hearing on this matter in the first half of 2014.
At this time, based on its current knowledge, the Company believes there is a substantial likelihood that the patent being challenged will be declared valid, and that all or a significant portion of the Company's claims will be upheld. However, the Company cannot make any assurances of this result.

Financial Table of Contents

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
At an Oral Hearing on October 14, 2013, the EPO panel issued a decision that affirmed the basic invention and broad patent coverage in the EP '395 patent, but narrowed the scope of the original claims.
The Company intends to appeal the ruling to reinstate a broader set of claims. This patent, as originally granted by the EPO, would be deemed valid during the pendency of an appeals process.
In addition to the above proceedings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fuji Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

14.	CONCENTRATION OF RISK:
Included in technology development and support revenue in the accompanying statement of operations is $1.1 million, $3.4 million and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented approximately 1%, 4% and 9% of the consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
Revenues and accounts receivable from the Company's largest non-government customers for the years ended December 31 were as follows (in thousands):

	2013		2012		2011
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	60%	$7,337	68%	$6,257	51%	$5,208
B	22%	2,905	5%	867	11%	845
C	9%	4,743	6%	—	18%	63
Revenues from outside of North America represented 99%, 95% and 89% of the consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues by geographic area are as follows (in thousands):

Country	2013	2012	2011
United States	$1,552	$3,893	$6,842
South Korea	102,948	61,960	38,582
Japan	40,539	13,666	15,005
Taiwan	904	3,074	643
Other	696	651	217
All foreign locations	145,087	79,351	54,447
Total revenue	$146,639	$83,244	$61,289
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	2013	2012
United States	$14,660	$11,512
Other	233	296
Total long-lived assets	$14,893	$11,808
All chemical materials were purchased from one supplier. See Note 7.

Financial Table of Contents

15.	INCOME TAXES:
The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$57,258	$20,069	$3,729
Foreign	(18,250)	(5,201)	(1,288)
Income before income tax	$39,008	$14,868	$2,441
The components of the income tax benefit (expense) are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Current income tax benefit (expense):
Federal	$226	$(225)	$—
State	—	—	2,660
Foreign	(6,600)	(4,994)	(1,946)
	(6,374)	(5,219)	714
Deferred income tax (expense) benefit:
Federal	(16,811)	—	—
State	(1,192)	—	—
Foreign	69	11	—
	(17,934)	11	—
Adjustments to the beginning-of-year valuation allowance	59,352	—	—
Income tax benefit (expense)	$35,044	$(5,208)	$714
Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	(1.3)%	(2.3)%	8.1%
State apportionment change	0.3%	23.8%	—%
U.S. federal rate change	(3.6)%	—%	—%
Effect of foreign operations	10.9%	7.1%	17.9%
Subpart F income	15.6%	—%	—%
Nondeductible employee compensation	2.3%	4.2%	6.9%
Loss on stock warrant liability	—%	—%	58.4%
Research tax credits	(3.4)%	—%	(34.7)%
Change in valuation allowance	(146.4)%	(29.3)%	(182.2)%
Sale of New Jersey tax attributes	—%	—%	50.8%
Other	0.8%	(2.5)%	11.5%
Effective tax rate	(89.8)%	35.0%	(29.3)%
As of December 31, 2013, the Company had net operating loss and credit carry forwards. The Company’s net operating loss carry forwards below differ from the Company's accumulated deficit principally due to the timing of the recognition of certain revenues and expenses. A portion of the Company’s net operating loss carry forwards relates to tax deductions from stock-based compensation that will be accounted for as an increase to additional paid-in capital for financial reporting purposes to the extent such future deductions are utilized by the Company (see below). Pursuant to Internal Revenue Code (IRC) sections 382 and 383, utilization of the Company’s federal and state net operating loss and tax credit carry forwards could be subject to an annual limitation because of certain ownership changes.

Financial Table of Contents

The following table summarizes Company tax loss and tax credit carry forwards at December 31, 2013 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Loss carry forwards:
Federal net operating loss (1)	$79,150	$27,702	2026 to 2033
Foreign net operating loss	20,595	2,598	n/a
Total loss carry forwards	$99,745	$30,300
Tax credit carry forwards:
Research tax credits	n/a	$10,360	2020 to 2033
Foreign tax credits	n/a	13,830	2020 to 2023
State research tax credits	n/a	2,775	2020 to 2028
Total credit carry forwards	n/a	$26,965
_______________________________________________
(1) Includes $68.6 million (tax benefit of $24.0 million) related to excess tax benefits which are not included in deferred tax assets on the consolidated balance sheet and are not recognized until the deduction reduces taxes payable (see below).
Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax asset:
Net operating loss carry forwards	$6,280	$36,866
Capitalized technology license	2,519	2,525
Capitalized research expenditures	14,012	2,009
Accruals and reserves	2,172	1,270
Retirement plan	3,315	3,432
Deferred revenue	1,393	2,591
Tax credit carry forwards	26,965	18,612
Stock-based compensation	1,389	1,326
Other	1,329	1,091
	59,374	69,722
Valuation allowance	(12,598)	(69,711)
Deferred tax assets	46,776	11

Deferred tax liability:
Subpart F income	(6,070)	—
Deferred tax liabilities	(6,070)	—

Net deferred tax assets	$40,706	$11
During 2013, the Company released valuation allowance of $59.4 million, with $12.6 million remaining that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits.
Deferred tax assets and the gross valuation allowance, and the resulting reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate, previously reported in 2012 and 2011 have been adjusted to exclude the impact of the windfall tax benefits that were previously reflected as a deferred tax asset, as well as to adjust the net deferred tax assets for additional stock-based compensation related items. The adjustments had no effect on consolidated net income or the consolidated balance sheet as previously reported.

Financial Table of Contents

During the years ended December 31, 2013, 2012 and 2011, the Company paid foreign taxes on South Korean royalty and license fee income of $6.6 million, $4.9 million and $1.9 million, respectively, which were recorded as current income tax expense. For periods prior to May 2010, the Company filed for and was granted a five year exemption on withholding tax on royalty payments received from SDC under its patent license agreement as part of a tax incentive program in South Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, SDC has been required to withhold tax at a rate of 16.5% upon payment of royalties and license fees to the Company.
During the year ended December 31, 2011, the Company sold approximately $45.2 million of its state net operating losses and $232,000 of its state research and development tax credits under the New Jersey Technology Tax Certificate Transfer Program, and received net proceeds of $2.7 million. The Company recorded these sales as income tax benefit.
The Company has elected to recognize as earnings taxable in the United States, and to record related deferred tax liabilities with respect to, deferred Subpart F earnings related to foreign subsidiaries in the period the Subpart F earnings are generated, even though the income is not currently taxable based upon current tax laws which limit Subpart F income to the amount of earnings and profits of the subsidiary. During the year ended December 31, 2013, the Company recorded U.S. income tax expense and a corresponding deferred tax liability of $6.1 million for future recapture of the earnings for activities of UDC Ireland which currently has a deficit in earning and profits.
Due to the Company's net operating loss position, deferred tax assets relating to tax benefits of employee stock-based compensation have been reduced related to stock options exercised and restricted stock vested for which the tax deduction exceeded the aggregate compensation expense recorded for financial reporting purposes. Although these additional tax benefits or windfalls are reflected in net operating loss carryforwards in the tax return, the additional tax benefit associated with the windfalls is not recognized until the deduction reduces taxes payable. The Company follows the “with and without” approach (excluding indirect tax effects to items such as R&D credits) described in ASC 740 Income Taxes which gives primacy to continuing operations in determining realized tax benefits. Under the with and without approach, the excess tax benefit of deductions from stock-based compensation is reflected as an increase in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes available to the Company. Accordingly, windfall tax benefits are not considered to offset current year taxable income and a benefit is not recorded in paid-in-capital if the amount of available net operating loss and tax credit carryforwards generated from continuing operations is sufficient to offset current year taxable income before considering windfall tax benefits. Given the Company's net operating loss carry forward position, no incremental benefit has been recognized in paid-in capital for such excess tax benefits.
When recognizing deferred tax assets for employee stock based awards that may be subject to limitation under IRC Section 162(m), and calculating the resulting windfall benefit, the Company prioritizes the impact of future cash compensation over stock-based compensation.  Accordingly, if the anticipated cash compensation is equal to or greater than the total tax deductible annual compensation amount for a covered employee, the Company does not record a deferred tax asset associated with any stock-based compensation for that individual. As noted above, in accounting for the indirect effect of stock-based compensation on the Company's research tax credits, the Company does not set apart these credits when measuring the windfall tax benefit; instead the Company follows the practice of recognizing the full effect of research tax credits in income from continuing operations. As of December 31, 2013 and 2012, windfalls included in net operating loss carryforwards but not reflected in deferred tax assets totaled $68.6 million and $63.8 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2013, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, the Company determined it is more likely than not that its federal and the majority of its state deferred tax assets will be realized. Therefore, the Company released all valuation allowances except the portion that relates to UDC Ireland, New Jersey research and development credits and a portion of foreign tax credits. The Company's valuation allowance decreased by $57.1 million, $4.4 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company did not record a liability for uncertain tax positions as of December 31, 2013, 2012, and 2011, respectively. Company management does not anticipate any material change in its uncertain tax positions in the next twelve months. The Company’s federal income tax returns for 2010 through 2012 are open tax years and are subject to examination by the Internal Revenue Service. State tax years 2009 to 2012 remain open to examination by the jurisdictions (Pennsylvania and New Jersey) in which the Company is subject to tax. However, due to the Company's net operating losses, the Company's federal income tax returns for 1995 and later will remain subject to examination until the losses are utilized or expire; certain state returns remain subject to examination as well. In addition, the Company's foreign returns for 2010 and thereafter remain subject to examination.

16.	DEFINED CONTRIBUTION PLAN:
The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $290,000, $270,000 and $251,000, respectively, to the Plan.

17.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2013. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2013 (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	June 30, 2013 (1)	September 30, 2013	December 31, 2013 (1)		Total
Revenue	$14,976	$49,359	$32,826	$49,478	(2)	$146,639
Net (loss) income	$(4,758)	$15,382	$5,542	$57,886	(3)	$74,052
Net (loss) income per common share:
Basic	$(0.10)	$0.34	$0.12	$1.26		$1.61
Diluted	$(0.10)	$0.33	$0.12	$1.24		$1.59
_______________________________________________
(1) The Company receives significant license revenue in the second and fourth quarters; see Note 2 for further details.
(2) Includes $1.5 million of revenue that was recognized relating to cash payments received in a prior year that were creditable against license fees and/or royalties for which the Company determined there was no appreciable likelihood of executing a commercial license agreement with the customer (see Note 2).
(3) During the three months ended December 31, 2013, the Company released income tax valuation allowances of $59.4 million.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2012 (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	June 30, 2012 (1)	September 30, 2012	December 31, 2012 (1)		Total
Revenue	$12,620	$29,987	$12,504	$28,133	(2)	$83,244
Net (loss) income	$(1,221)	$10,964	$(5,468)	$5,385	(3)	$9,660
Net (loss) income per common share:
Basic	$(0.03)	$0.24	$(0.12)	$0.12		$0.21
Diluted	$(0.03)	$0.23	$(0.12)	$0.12		$0.21
_______________________________________________
(1) The Company receives significant license revenue in the second and fourth quarters; see Note 2 for further details.
(2) Includes $1.9 million of revenue that was recognized relating to cash payments received in a prior year that were creditable against license fees and/or royalties for which the Company determined there was no appreciable likelihood of executing a commercial license agreement with the customer (see Note 2).
(3) Includes the reversal of $703,000 of expense in the quarter ended December 31, 2012 related to accrued bonus compensation which was accrued during the first three quarters of 2012 based on estimated expected payments and adjusted as of December 31, 2012 based upon final projected amounts.
Per share amounts for each quarter have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts.