Form 10-Q
period 2014-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2014-08-07
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the registrant had outstanding 46,463,695 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,554	$70,586
Short-term investments	215,331	202,024
Accounts receivable	20,500	15,657
Inventory	20,664	10,595
Deferred income taxes	18,288	21,563
Other current assets	13,074	6,623
Total current assets	363,411	327,048
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $23,693 and $22,756	16,973	14,893
ACQUIRED TECHNOLOGY, net of accumulated amortization of $38,339 and $32,841	88,513	94,011
INVESTMENTS	2,522	7,417
DEFERRED INCOME TAXES	15,456	19,143
OTHER ASSETS	494	242
TOTAL ASSETS	$487,369	$462,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,227	$5,256
Accrued expenses	9,977	16,039
Deferred revenue	3,095	1,910
Other current liabilities	441	24
Total current liabilities	25,740	23,229
DEFERRED REVENUE	3,241	2,403
RETIREMENT PLAN BENEFIT LIABILITY	9,984	9,436
Total liabilities	38,965	35,068

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,899,849 and 46,825,168 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	469	468
Additional paid-in capital	575,454	572,401
Accumulated deficit	(105,716)	(130,159)
Accumulated other comprehensive loss	(4,147)	(4,368)
Treasury stock, at cost (636,301 and 401,501 shares at June 30, 2014 and December 31, 2013, respectively)	(17,658)	(10,658)
Total shareholders’ equity	448,404	427,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,369	$462,754

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Material sales	$35,926	$27,137	$71,252	$39,889
Royalty and license fees	28,064	21,201	29,843	22,500
Technology development and support revenue	137	1,021	870	1,946
Total revenue	64,127	49,359	101,965	64,335

OPERATING EXPENSES:
Cost of material sales	11,951	8,282	21,848	11,374
Research and development	10,544	7,316	20,700	16,254
Selling, general and administrative	6,545	6,336	12,975	11,507
Patent costs and amortization of acquired technology	4,748	4,522	8,721	9,139
Royalty and license expense	1,501	1,172	2,257	1,484
Total operating expenses	35,289	27,628	66,501	49,758
Operating income	28,838	21,731	35,464	14,577
INTEREST INCOME	193	178	411	388
INTEREST EXPENSE	(21)	(10)	(37)	(18)
INCOME BEFORE INCOME TAXES	29,010	21,899	35,838	14,947
INCOME TAX EXPENSE	(8,588)	(6,517)	(11,395)	(4,323)
NET INCOME	$20,422	$15,382	$24,443	$10,624

NET INCOME PER COMMON SHARE:
BASIC	$0.44	$0.34	$0.53	$0.23
DILUTED	$0.44	$0.33	$0.52	$0.23

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,266,142	45,859,286	46,222,146	45,841,446
DILUTED	46,614,726	46,496,120	46,632,982	46,523,540
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$20,422	$15,382	$24,443	$10,624

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $6, none, $21 and none, respectively	25	39	37	36
Employee benefit plan:
Actuarial gain on retirement plan, net of tax of none for all periods presented	—	24	—	47
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $52, none, $108 and none, respectively	142	146	184	292
Net change for employee benefit plan	142	170	184	339

TOTAL OTHER COMPREHENSIVE INCOME	167	209	221	375

COMPREHENSIVE INCOME	$20,589	$15,591	$24,664	$10,999
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, DECEMBER 31, 2013	200,000	$2	46,825,168	$468	$572,401	$(130,159)	$(4,368)	401,501	$(10,658)	$427,686
Net income	—	—	—	—	—	24,443	—	—	—	24,443
Other comprehensive income	—	—	—	—	—		221	—	—	221
Repurchase of common stock	—	—	—	—	—	—	—	234,800	(7,000)	(7,000)
Exercise of common stock options	—	—	42,597	1	663	—	—	—	—	664
Issuance of common stock to employees	—	—	82,534	1	4,271	—	—	—	—	4,272
Shares withheld for employee taxes			(83,385)	(1)	(2,829)					(2,830)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	26,984	—	786	—	—	—	—	786
Issuance of common stock to employees under an ESPP	—	—	5,951	—	162	—	—	—	—	162
BALANCE, JUNE 30, 2014	200,000	$2	46,899,849	$469	$575,454	$(105,716)	$(4,147)	636,301	$(17,658)	$448,404
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,443	$10,624
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(1,669)	(1,835)
Depreciation	937	985
Amortization of intangibles	5,498	5,483
Amortization of premium and discount on investments, net	(269)	(219)
Stock-based compensation to employees	3,526	2,935
Stock-based compensation to Board of Directors and Scientific Advisory Board	463	394
Deferred income tax benefit	6,833	—
Retirement plan benefit expense	838	834
(Increase) decrease in assets:
Accounts receivable	(4,843)	(5,794)
Inventory	(10,069)	2,345
Other current assets	(6,451)	(2,313)
Other assets	(252)	2
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,914	(186)
Other current liabilities	417	904
Deferred revenue	3,692	1,376
Net cash provided by operating activities	25,008	15,535
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,951)	(2,435)
Additions to intangibles	—	(107)
Purchases of investments	(183,688)	(185,314)
Proceeds from sale of investments	175,603	175,093
Net cash used in investing activities	(11,036)	(12,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under ESPP	162	177
Repurchase of common stock	(7,000)	(5,456)
Proceeds from the exercise of common stock options	664	271
Payment of withholding taxes related to stock-based compensation to employees	(2,830)	(2,985)
Net cash used in financing activities	(9,004)	(7,993)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,968	(5,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,586	85,923
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,554	$80,702
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$58	$36
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	323	300
Common stock issued to employees that was earned and accrued for in a previous period	746	282
Net change in accounts payable and accrued expenses related to purchases of property and equipment	64	891
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BUSINESS:
Universal Display Corporation (the Company) is a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market. The Company believes this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. The Company also believes that OLED lighting products have the potential to replace many existing light sources in the future because of their high power efficiency, excellent color rendering index, low operating temperature and novel form factor. The Company's technology leadership and intellectual property position should enable it to share in the revenues from OLED displays and lighting products as they enter mainstream consumer and other markets.
The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, wearables, tablets, laptop computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. Through the Company's internal research and development efforts, its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries), and acquisitions of patents and patent applications, the Company has established a significant portfolio of proprietary OLED technologies and materials. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 3,000 patents issued and pending worldwide.
The Company sells its proprietary OLED materials to customers for evaluation and use in commercial OLED products. The Company also enters into agreements with manufacturers of OLED display and lighting products under which it grants them licenses to practice under its patents and to use the Company's proprietary know-how. At the same time, the Company works with these and other companies who are evaluating the Company's OLED technologies and materials for possible use in commercial OLED display and lighting products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
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
The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. Amounts deferred are classified as current and non-current based upon current contractual remaining terms. As of June 30, 2014, $6.3 million was recorded as deferred revenue, none of which is creditable against future commercial license agreements that have not yet been executed or deemed effective. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $3.0 million and $3.2 million for the three and six months ended June 30, 2014, respectively, and $30,000 and $125,000 for the three and six months ended June 30, 2013, respectively.
Cost of Material Sales
Cost of material sales represents costs associated with the sale of materials that have been classified as commercial, including shipping costs. Commercial materials are materials that have been validated by the Company for use in commercial OLED products. Prior to their designation as commercial materials, costs incurred related to the materials are included in research and development costs.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.”  The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.  The standard is effective for annual reporting periods beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2017.  Earlier application is not permitted.  The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on its consolidated results of operations and financial position.

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning after December 15, 2013 and interim periods within those years. The Company adopted this guidance in the first quarter of 2014, and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2014
Certificates of deposit	$10,985	$7	$(11)	$10,981
Corporate bonds	203,841	40	(6)	203,875
U.S. Government bonds	2,998	—	(1)	2,997
Convertible notes	—	—	—	—
	$217,824	$47	$(18)	$217,853
December 31, 2013
Certificates of deposit	$11,358	$2	$(16)	$11,344
Corporate bonds	190,738	33	(48)	190,723
U.S. Government bonds	3,074	—	—	3,074
Convertible notes	4,300	—	—	4,300
	$209,470	$35	$(64)	$209,441
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
On July 17, 2012, the Company invested $300,000 in a private company engaged in plasma processing equipment research and development through the purchase of a convertible promissory note. The note accrued interest at the rate of 5% per year. The note was repaid in full during the second quarter of 2014. See Fair Value Measurements below for additional information regarding the note.
All short-term investments held at June 30, 2014 will mature within one year.

4.	FAIR VALUE MEASUREMENTS:
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,932	$27,932	$—	$—
Short-term investments	215,331	215,331	—	—
Long-term investments	2,522	2,522	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,600	$7,600	$—	$—
Short-term investments	202,024	202,024	—	—
Long-term investments	7,417	3,117	—	4,300
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
The Company's convertible promissory note investments (see Note 3) are currently classified within investments on the consolidated balance sheet and the fair value is based on Level 3 inputs.
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of a convertible promissory note investment below its carrying value is deemed to be other than temporary, the amortized cost basis of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of June 30, 2014.
The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the three and six months ended June 30, 2014, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Fair value of notes, beginning of period	$300	$4,300
Repayment of notes	(300)	(4,300)
Fair value of notes, end of period	$—	$—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:
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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of June 30, 2014, the Company was obligated to pay USC up to $7.3 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through June 30, 2014, the Company incurred $1.3 million in research and development expense for work performed under the 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.5 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.
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
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

June 30, 2014

PD-LD, Inc.	$1,481
Motorola	15,909
Fujifilm	109,462
126,852
Less: Accumulated amortization	(38,339)
Acquired technology, net	$88,513
Amortization expense for all intangible assets was $2.7 million for both the three months ended June 30, 2014 and 2013, and $5.5 million for both the six months ended June 30, 2014 and 2013. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Income.
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
The technology acquired from Motorola is being amortized over a period of 7.5 years.
Fujifilm Patent Acquisition
On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million. The Company recorded the $105.0 million plus $4.5 million of costs as acquired technology, which is being amortized over a period of 10 years.

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
The Company recorded research and development expense of $3.7 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $7.2 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals. No shares were issued for services to PPG for the three or six months ended June 30, 2014 or 2013, respectively.

8.	SHAREHOLDERS’ EQUITY:
Stock Repurchase Program
On June 2, 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. During the three months ended June 30, 2014 the Company purchased 234,800 shares at a cost of approximately $7.0 million.
Scientific Advisory Board, Board of Directors and Employee Awards
During the first quarter of 2014 and 2013, the Company granted a total of 31,301 and 22,568 shares, respectively, of fully vested common stock to employees, members of the Board of Directors and non-employee members of the Scientific Advisory Board for services performed in 2013 and 2012, respectively. The fair value of the shares issued was $746,000 and $435,000, respectively, for employees and $323,000 and $300,000, respectively, for members of the Board of Directors and non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2013 and 2012, respectively. In connection with the issuance of these grants, 8,071 and 4,672 shares, respectively, with fair values of $271,000 and $154,000, respectively, were withheld in satisfaction of employee tax withholding obligations in 2014 and 2013.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive income before reclassification	37	—	37
Reclassification to net income (1)	—	184	184	Selling, general and administrative and research and development
Change during period	37	184	221
Balance June 30, 2014, net of tax	$13	$(4,160)	$(4,147)

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2012, net of tax	$(18)	$(5,684)	$(5,702)
Other comprehensive loss before reclassification	36	—	36
Reclassification to net loss (1)	—	339	339	Selling, general and administrative and research and development
Change during period	36	339	375
Balance June 30, 2013, net of tax	$18	$(5,345)	$(5,327)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $184,000 and $339,000 for the six months ended June 30, 2014 and 2013, respectively.
(2) Refer to Note 11: Supplemental Executive Retirement Plan.

10.	STOCK-BASED COMPENSATION:
The Company recognizes in the statements of income the grant-date fair value of equity based awards such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units and performance unit awards issued to employees and directors.
The grant-date fair value of stock awards is based on the closing price of the stock on the date of grant. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of forfeitures. The Company issues new shares upon the respective grant, exercise or vesting of share-based payment awards, as applicable.
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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2014, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. At June 30, 2014, there were 3,589,154 shares that remained available to be granted under the Equity Compensation Plan. See the Company's Form 8-K filed on June 19, 2014 for more information regarding changes to the Equity Compensation Plan.

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
During the six months ended June 30, 2014, the Company granted 59,027 shares of restricted stock awards and restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $2.0 million on the respective dates of grant, and will vest over two to three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.
For the three months ended June 30, 2014 and 2013, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $914,000 and $1.1 million, respectively, and research and development expense of $409,000 and $417,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $1.8 million and $1.9 million, respectively, and research and development expense of $783,000 and $744,000 respectively.
In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2014 and 2013, respectively, 75,314 and 94,087 shares, with aggregate fair values of $2.6 million and $3.0 million, respectively, were withheld in satisfaction of tax withholding obligations.
For the three months ended June 30, 2014 and 2013, the Company recorded as compensation charges related to all restricted stock awards and units to non-employee members of the Scientific Advisory Board, research and development expense of $57,000 and $44,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded as compensation charges related to all restricted stock awards and units to non-employee members of the Scientific Advisory Board, research and development expense of $100,000 and $130,000, respectively.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2014 and 2013, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $202,000 and $126,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $363,000 and $264,000, respectively. Restricted stock issued during the six months ended June 30, 2014 and 2013 was 11,250 and 10,000 shares, respectively.
Performance Unit Awards
During the six months ended June 30, 2014, the Company granted 36,092 performance units, of which 18,044 are subject to a performance-based vesting requirement and 18,048 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.
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
For the three months ended June 30, 2014 and 2013, the Company recorded general and administrative expense of $198,000 and $137,000, respectively, and research and development expense of $60,000 and $42,000, respectively, related to performance units, respectively.

For the six months ended June 30, 2014 and 2013, the Company recorded general and administrative expense of $685,000 and $175,000, respectively, and research and development expense of $207,000 and $53,000, respectively, related to performance units, respectively.
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
During the six months ended June 30, 2014 and 2013, the Company issued 5,951 and 7,775 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $162,000 and $177,000, respectively.
For the three months ended June 30, 2014 and 2013, the Company recorded charges of $9,000 and $8,000, respectively, to selling, general and administrative expense and $11,000 and $19,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.
For the six months ended June 30, 2014 and 2013, the Company recorded charges of $23,000 and $15,000, respectively, to selling, general and administrative expense and $25,000 and $42,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

11.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of June 30, 2014 there were six participants in the SERP.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.
The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$167	$161	$334	$323
Interest cost	106	86	212	172
Amortization of prior service cost	146	146	292	292
Amortization of loss	—	24	—	47
Total net periodic benefit cost	$419	$417	$838	$834

12.	COMMITMENTS AND CONTINGENCIES:
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
An Oral Hearing was held before an EPO panel of first instance in Munich, Germany, on April 8-9, 2014. The panel gave its preliminary decision rejecting the original broad claims and amended the claims to comply with EPO requirements by more narrowly defining the scope of the claims. Based on the outcome of the hearing, the ‘870 patent, in its amended form, was held by the panel to comply with the EPO requirements. A written decision is expected to be issued by the panel in Q3 2014.
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
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company is appealing the decision to reinstate a broader set of claims. This patent, as originally granted by the JPO, would be deemed valid during the pendency of an appeals process.

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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal.
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
The EPO combined the oppositions into a single opposition proceeding. The Company is awaiting the rescheduling of the hearing by the EPO on this matter.
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
Included in technology development and support revenue in the accompanying statement of operations is $48,000 and $232,000 for the three months ended June 30, 2014 and 2013, respectively, and $117,000 and $861,000 for the six months ended June 30, 2014 and 2013, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.

Revenues and accounts receivable from the Company's largest non-government customers were as follows (in thousands):

	% of Revenues for the three months ended June 30,		% of Revenues for the six months ended June 30,		Accounts Receivable as of
Customer	2014	2013	2014	2013	June 30, 2014
A	62%	73%	52%	65%	$9,501
B	16%	19%	22%	20%	$1,556
C	14%	5%	18%	8%	$8,384
Revenues from outside of North America represented nearly 100% and 99% of the consolidated revenue for the three months ended June 30, 2014 and 2013, respectively, and nearly 100% and 98% of the consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2014	2013	2014	2013
United States	$164	$329	330	1,084

South Korea	49,262	38,458	72,218	47,802
Japan	10,903	10,485	24,961	15,097
Other	3,798	87	4,456	352
All foreign locations	63,963	49,030	101,635	63,251
Total revenue	$64,127	$49,359	$101,965	$64,335
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$16,778	$14,660
Other	195	233
Total long-lived assets	$16,973	$14,893
Substantially all chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES:
In July 2012, Samsung Mobile Display Co., Ltd (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between the Company and SMD were assigned to SDC, and SDC will honor all pre-existing agreements made between the Company and SMD. SDC has been required to withhold tax upon payment of royalty and license fees to the Company at a rate of 16.5%.
The Company is subject to income taxes in both United States and foreign jurisdictions. The effective income tax rate was 29.6% and 31.8%, respectively, for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, income tax expense of $8.6 million and $11.4 million, respectively, was recorded based on the Company's estimated annual effective tax rate for 2014 applied to the Company's income before income taxes. The effective income tax rate was 29.8% and 28.9%, respectively, for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2013, an income tax expense of $6.5 million and $4.3 million, respectively, was recorded primarily related to foreign taxes withheld on royalty and license fees paid to the Company.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2013, based on previous earnings history, an evaluation of expected future taxable income and other evidence, the Company determined it is more likely than not that its federal and the majority of its state deferred tax assets will be realized. At this time there is no additional evidence to release the remaining valuation allowances that relates to UDC Ireland and the remaining portion of foreign tax credits. However, a portion of the New Jersey research and development credits were released to offset the Company's projected current New Jersey income tax liability for 2014.

15.	NET INCOME PER COMMON SHARE:
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
The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$20,422	$15,382	$24,443	$10,624
Denominator:
Weighted average common shares outstanding – Basic	46,266,142	45,859,286	46,222,146	45,841,446
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	249,618	498,802	262,434	503,908
Restricted stock awards and units and performance units	98,966	138,032	148,402	178,186
Weighted average common shares outstanding – Diluted	46,614,726	46,496,120	46,632,982	46,523,540
Net income per common share:
Basic	$0.44	$0.34	$0.53	$0.23
Diluted	$0.44	$0.33	$0.52	$0.23
For the three months ended June 30, 2014 and 2013, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 232,245 and 242,891, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive as the units would not be issued if the end of the reporting period was the end of the performance period. For the six months ended June 30, 2014 and 2013, the combined effects of unvested restricted stock awards, restricted stock units and performance units of 286,225 and 227,088, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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
OVERVIEW
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for smartphones, tablets and televisions, as well as solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period resulting in an accumulated deficit of $105.7 million as of June 30, 2014.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
We had operating income of $28.8 million for the three months ended June 30, 2014, compared to operating income of $21.7 million for the three months ended June 30, 2013. The increase in operating income was primarily due to the following:

•	an increase in revenue of $14.8 million, which includes increases in both material sales and royalty and license fees; offset by

•
an increase in operating expenses of $7.7 million, which includes a $3.7 million increase in the cost of material sales, and a $3.2 million increase in research and development expenses, all of which are described in detail below.

We had net income of $20.4 million (or $0.44 per basic and diluted share) for the three months ended June 30, 2014, compared to net income of $15.4 million (or $0.34 per basic and $0.33 per diluted share) for the three months ended June 30, 2013. The increase in net income was primarily due to:

•	the increase in operating income of $7.1 million; offset by

•	an increase in income tax expense of $2.1 million.

Revenue
The following table details our revenues for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
REVENUE:
Material sales	$35,926	$27,137	$8,789	32%
Royalty and license fees	28,064	21,201	6,863	32%
Technology development and support revenue	137	1,021	(884)	(87)%
Total revenue	$64,127	$49,359	$14,768	30%
Total revenue for the three months ended June 30, 2014 increased by $14.8 million compared to the three months ended June 30, 2013. The increase in revenue was primarily the result of increased material sales and royalty and license fees.
Material sales
The following table details our revenues derived from material sales for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase
	2014	2013	$	%
Material Sales:
Commercial material sales	$32,579	$25,661	$6,918	27%
Developmental material sales	3,347	1,476	1,871	127%
Total material sales	$35,926	$27,137	$8,789	32%
Commercial material sales for the three months ended June 30, 2014 increased by $6.9 million compared to the three months ended June 30, 2013, primarily reflecting increased commercial chemical sales resulting from the adoption of our technology and materials in the marketplace by display manufacturers. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the three months ended June 30, 2014 increased by $1.9 million compared to the three months ended June 30, 2013, primarily reflecting increased developmental material sales of our OLED materials for our customers' evaluation, manufacture and development activities. The increase was offset by a change in sales mix from developmental to commercial. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase
	2014	2013	$	%
Material Sales:
Phosphorescent emitter sales	$22,026	$17,832	$4,194	24%
Host material sales	13,900	9,305	4,595	49%
Total material sales	$35,926	$27,137	$8,789	32%
Phosphorescent emitter sales for the three months ended June 30, 2014 increased by $4.2 million compared to the three months ended June 30, 2013. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial and developmental green phosphorescent emitter sales.

Host material sales for the three months ended June 30, 2014 increased by $4.6 million compared to the three months ended June 30, 2013. The increase in our host material sales was primarily due to the collection of pass through tax settlements of $3.0 million with a Japanese customer related to certain host sales in Japan as well as an increase in the number of grams sold. These increases were offset by a decrease in the average price per gram sold. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase
	2014	2013	$	%
Royalty and license fees	$28,064	$21,201	$6,863	32%
Royalty and license fees for the three months ended June 30, 2014 increased by $6.9 million compared to the three months ended June 30, 2013. The increase was mainly related to the receipt and therefore recognition of $25.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $20.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers, which increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.
Technology development and support revenue
Technology development and support revenue were as follows for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		(Decrease)
	2014	2013	$	%
Technology development and support revenue	$137	$1,021	$(884)	(87)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the three months ended June 30, 2014 decreased by $0.9 million compared to the three months ended June 30, 2013. The decrease was primarily related to the smaller number of government contracts and due to the timing of revenue recognition for certain customers.
Cost of material sales
Cost of commercial material sales were as follows for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Commercial material sales	$32,579	$25,661
Cost of commercial material sales	11,951	8,282
% of commercial material sales	37%	32%
Cost of commercial material sales for the three months ended June 30, 2014 increased by $3.7 million compared to the three months ended June 30, 2013. The increase in our cost of commercial material sales was primarily due to an increase in pass through tax settlements of $3,000,000.0 million that was owed to the Japanese tax authority related to certain host sales in Japan as well as an increase in commercial material sales. Without this pass through tax, cost of commercial material sales as a percent of commercial material sales would have been 30% and 32% for the three months ended June 30, 2014 and 2013, respectively. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Research and development
We incurred research and development expenses of $10.5 million for the three months ended June 30, 2014, compared to $7.3 million for the three months ended June 30, 2013. The increase was primarily due to increased developmental costs of $2.7 million from PPG resulting from an increased use of raw materials for development activities.
Selling, general and administrative
Selling, general and administrative expenses were $6.5 million for the three months ended June 30, 2014, compared to $6.3 million for the three months ended June 30, 2013.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology increased to $4.7 million for the three months ended June 30, 2014, compared to $4.5 million for the three months ended June 30, 2013. The increase relates to the timing of expenses related to prosecution, maintenance and opposition of patents.
Royalty and license expense
Royalty and license expense increased to $1.5 million for the three months ended June 30, 2014, compared to $1.2 million for the three months ended June 30, 2013. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
We recorded income tax expense of $8.6 million and $6.5 million for the three months ended June 30, 2014 and 2013, respectively. See "Income Taxes" below for additional information.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
We had operating income of $35.5 million for the six months ended June 30, 2014, compared to operating income of $14.6 million for the six months ended June 30, 2013. The increase in operating income was primarily due to the following:

•	an increase in revenue of $37.6 million, which includes increases in both material sales and royalty and license fees; offset by

•
an increase in operating expenses of $16.7 million, which primarily includes a $10.5 million increase in the cost of material sales, a $4.4 million increase in research and development expenses, and a $1.5 million increase in general and administrative expenses, all of which are described in detail below.

We had net income of $24.4 million (or $0.53 per basic and $0.52 per diluted share) for the six months ended June 30, 2014, compared to net income of $10.6 million (or $0.23 per basic and diluted share) for the six months ended June 30, 2013. The increase in net income was primarily due to:

•	the increase in operating income of $20.9 million; offset by

•	an increase in income tax expense of $7.1 million.
Revenue
The following table details our revenues for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months ended June 30,		Increase (Decrease)
	2014	2013	$	%
REVENUE:
Material sales	$71,252	$39,889	$31,363	79%
Royalty and license fees	29,843	22,500	7,343	33%
Technology development and support revenue	870	1,946	(1,076)	(55)%
Total revenue	$101,965	$64,335	$37,630	58%
Total revenue for the six months ended June 30, 2014 increased by $37.6 million compared to the six months ended June 30, 2013. The increase in revenue was primarily the result of increased material sales and royalty and license fees.

Material sales
The following table details our revenues derived from material sales for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months ended June 30,		Increase
	2014	2013	$	%
Material Sales:
Commercial material sales	$66,076	$36,165	$29,911	83%
Developmental material sales	5,176	3,724	1,452	39%
Total material sales	$71,252	$39,889	$31,363	79%
Commercial material sales for the six months ended June 30, 2014 increased by $29.9 million compared to the six months ended June 30, 2013, primarily reflecting increased commercial chemical sales resulting from the adoption of our technology and materials in the marketplace by display manufacturers. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the six months ended June 30, 2014 increased by $1.5 million compared to the six months ended June 30, 2013, primarily reflecting increased developmental material sales of our OLED materials for our customers' evaluation, manufacture and development activities. This increase was offset by a change in sales mix from developmental to commercial. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months ended June 30,		Increase
	2014	2013	$	%
Material Sales:
Phosphorescent emitter sales	$44,594	$26,833	$17,761	66%
Host material sales	26,658	13,056	13,602	104%
Total material sales	$71,252	$39,889	$31,363	79%
Phosphorescent emitter sales for the six months ended June 30, 2014 increased by $17.8 million compared to the six months ended June 30, 2013. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial and developmental green phosphorescent emitter sales.
Host material sales for the six months ended June 30, 2014 increased by $13.6 million compared to the six months ended June 30, 2013. The increase in our host material sales was primarily due to an increase in the number of grams sold as well as the collection of pass through tax settlements of $3.0 million with a Japanese customer related to certain host sales in Japan. These increases were offset by a decrease in the average price per gram sold. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months ended June 30,		Increase
	2014	2013	$	%
Royalty and license fees	$29,843	$22,500	$7,343	33%
Royalty and license fees for the six months ended June 30, 2014 increased by $7.3 million compared to the six months ended June 30, 2013. The increase was mainly related to the receipt and therefore recognition of $25.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $20.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers, which increased during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Technology development and support revenue
Technology development and support revenue were as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months ended June 30,		(Decrease)
	2014	2013	$	%
Technology development and support revenue	$870	$1,946	$(1,076)	(55)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the six months ended June 30, 2014 decreased by $1.1 million compared to the six months ended June 30, 2013. The decrease was primarily related to the smaller number of government contracts and due to the timing of revenue recognition for certain customers.
Cost of material sales
Cost of commercial material sales were as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months ended June 30,
	2014	2013
Commercial material sales	$66,076	$36,165
Cost of commercial material sales	21,848	11,374
% of commercial material sales	33%	31%
Cost of commercial material sales for the six months ended June 30, 2014 increased by $10.5 million compared to the six months ended June 30, 2013. The increase in our cost of commercial material sales was primarily due to an increase in commercial material sales as well as an increase in pass through tax settlements of $3,000,000.0 million that was owed to the Japanese tax authority related to certain host sales in Japan. Without this pass through tax, cost of commercial material sales as a percent of commercial material sales would have been 30% and 31% for the six months ended June 30, 2014 and 2013, respectively. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Research and development
We incurred research and development expenses of $20.7 million for the six months ended June 30, 2014, compared to $16.3 million for the six months ended June 30, 2013. The increase was primarily due to increased developmental costs from PPG resulting from an increased use of raw materials for development activities.
Selling, general and administrative
Selling, general and administrative expenses were $13.0 million for the six months ended June 30, 2014, compared to $11.5 million for the six months ended June 30, 2013. The increase was primarily due to increased legal and accounting costs as well as increased salaries and salary-related expenses associated with new and existing employees.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology decreased to $8.7 million for the six months ended June 30, 2014, compared to $9.1 million for the six months ended June 30, 2013. The decrease relates to a decrease in patent costs mainly due to lower legal expenses.
Royalty and license expense
Royalty and license expense increased to $2.3 million for the six months ended June 30, 2014, compared to $1.5 million for the six months ended June 30, 2013. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.
Income taxes

The effective income tax rate was 29.6% and 31.8% for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, income tax expense of $8.6 million and $11.4 million, respectively, was recorded based on the Company's estimated annual effective tax rate for 2014 applied to the Company's income before income taxes. The effective income tax rate was 29.8% and 28.9% for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, income tax expense of $6.5 million and $4.3 million, respectively, was recorded primarily related to foreign taxes on South Korean royalty and license fee income.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2013, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined it is more likely than not that our federal and the majority of our state deferred tax assets will be realized. At this time there is no additional evidence to release the remaining valuation allowances that relates to UDC Ireland and the remaining portion of foreign tax credits. However, a portion of the New Jersey research and development credits were released to offset our projected current New Jersey income tax liability for 2014.

Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of June 30, 2014, we had cash and cash equivalents of $75.6 million and short-term investments of $215.3 million, for a total of $290.9 million. This compares to cash and cash equivalents of $70.6 million and short-term investments of $202.0 million, for a total of $272.6 million, as of December 31, 2013. The increase in cash and cash equivalents of $5.0 million was primarily due to cash provided by operating activities offset by cash used in investing and financing activities.
Cash provided by operating activities was $25.0 million for the six months ended June 30, 2014, compared to $15.5 million for the six months ended June 30, 2013. The increase in cash provided by operating activities was primarily due to the following changes from the comparable prior period:

•	an increase in net income of $21.4 million, excluding the impact of non-cash items; and

•	the impact of the timing of deferred revenue arrangements of $2.3 million; primarily offset by

•	the impact of the timing of net inventory purchases of $12.4 million.
Cash used in investing activities was $11.0 million for the six months ended June 30, 2014, compared to $12.8 million for the six months ended June 30, 2013. The decrease in cash used in investing activities was mainly due to the timing of maturities and purchases of investments resulting in net purchases of $8.1 million for the six months ended June 30, 2014, compared to net purchases of $10.2 million for the six months ended June 30, 2013.
Cash used in financing activities was $9.0 million for the six months ended June 30, 2014, compared to $8.0 million for the six months ended June 30, 2013.  The increase in cash used in financing activities was primarily due to $7.0 million of repurchases of common stock during the six months ended June 30, 2014 compared to $5.5 million of repurchases of common stock in the six months ended June 30, 2013.
Working capital was $337.7 million as of June 30, 2014, compared to $303.8 million as of December 31, 2013. The increase in working capital was primarily due to the increase in cash, an increase in short-term investments, an increase in accounts receivable and an increase in inventory.
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
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
An Oral Hearing was held before an EPO panel of first instance in Munich, Germany, on April 8-9, 2014. The panel gave its preliminary decision that the broad claims originally issued did not satisfy EPO requirements and amended the claims to more narrowly define the scope of the claims. Based on the outcome of the hearing, the ‘870 patent, in its amended form, was held by the panel to comply with the EPO requirements. A written decision is expected to be issued by the panel in Q3 2014.
We believe the EPO’s decision relating to the broad original claims is erroneous and intend to appeal the ruling to reinstate a broader set of claims. This patent, as originally granted by the EPO, would be deemed valid during the pendency of an appeals process. At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.
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

On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We are appealing the decision to reinstate a broader set of claims. This patent, as originally granted by the JPO, would be deemed valid during the pendency of an appeals process.
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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal.
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
The EPO combined the oppositions into a single opposition proceeding. We are awaiting the rescheduling of the hearing by the EPO on this matter.
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
Share Repurchases
During the quarter ended June 30, 2014, we announced that the Board of Directors had approved a program to repurchase up to $50 million of the outstanding shares of our common stock from time to time over the next twelve months (the Repurchase Program). The amount and timing of repurchases will depend on a number of factors, including the price, availability of shares of the Company's common stock, trading volume and general market conditions. The repurchases may be made on the open market, in block trades or otherwise. The Repurchase Program may be suspended or discontinued at any time. During the quarter ended June 30, 2014, we repurchased 234,800 shares of common stock at a cost of approximately $7.0 million.
During the quarter ended June 30, 2014, we acquired 4,001 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the second quarter of 2014 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 - April 30	3,958	$29.35
May 1 - May 31	—	—
June 1 - June 30	234,843	29.81
Total	238,801

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description
10.1	Universal Display Corporation Equity Compensation Plan (1)
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the Securities and Exchange Commission on April 25, 2014 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: August 7, 2014	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary