Form 10-Q
period 2014-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2014-11-06
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 4, 2014, the registrant had outstanding 45,669,455 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,391	$70,586
Short-term investments	230,968	202,024
Accounts receivable	22,107	15,657
Inventory	29,834	10,595
Deferred income taxes	17,363	21,563
Other current assets	13,335	6,623
Total current assets	350,998	327,048
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24,235 and $22,756	17,860	14,893
ACQUIRED TECHNOLOGY, net of accumulated amortization of $41,089 and $32,841	85,763	94,011
INVESTMENTS	2,606	7,417
DEFERRED INCOME TAXES	14,435	19,143
OTHER ASSETS	508	242
TOTAL ASSETS	$472,170	$462,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,039	$5,256
Accrued expenses	10,320	16,039
Deferred revenue	2,036	1,910
Other current liabilities	493	24
Total current liabilities	19,888	23,229
DEFERRED REVENUE	2,245	2,403
RETIREMENT PLAN BENEFIT LIABILITY	10,257	9,436
Total liabilities	32,390	35,068

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 46,944,116 and 46,825,168 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	469	468
Additional paid-in capital	577,971	572,401
Accumulated deficit	(101,431)	(130,159)
Accumulated other comprehensive loss	(4,073)	(4,368)
Treasury stock, at cost (1,115,829 and 401,501 shares at September 30, 2014 and December 31, 2013, respectively)	(33,158)	(10,658)
Total shareholders’ equity	439,780	427,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$472,170	$462,754

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Material sales	$27,494	$30,286	$98,746	$70,175
Royalty and license fees	5,357	1,456	35,200	23,956
Technology development and support revenue	41	1,084	911	3,030
Total revenue	32,892	32,826	134,857	97,161

OPERATING EXPENSES:
Cost of material sales	7,388	9,783	29,236	21,157
Research and development	7,915	7,862	28,639	24,116
Selling, general and administrative	6,625	6,411	19,576	17,918
Patent costs and amortization of acquired technology	4,081	3,899	12,801	13,038
Royalty and license expense	803	624	3,060	2,108
Total operating expenses	26,812	28,579	93,312	78,337
Operating income	6,080	4,247	41,545	18,824
INTEREST INCOME	187	206	598	594
INTEREST EXPENSE	(17)	(13)	(55)	(31)
INCOME BEFORE INCOME TAXES	6,250	4,440	42,088	19,387
INCOME TAX (EXPENSE) BENEFIT	(1,966)	1,102	(13,360)	(3,221)
NET INCOME	$4,284	$5,542	$28,728	$16,166

NET INCOME PER COMMON SHARE:
BASIC	$0.09	$0.12	$0.62	$0.35
DILUTED	$0.09	$0.12	$0.61	$0.35

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,197,713	45,912,512	46,398,644	45,865,395
DILUTED	46,633,763	46,594,843	46,956,428	46,547,568
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$4,284	$5,542	$28,728	$16,166

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $9, none, $10 and none, respectively	(19)	(54)	20	(19)
Employee benefit plan:
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $54, none, $162 and none, respectively	92	169	275	508

TOTAL OTHER COMPREHENSIVE INCOME	73	115	295	489

COMPREHENSIVE INCOME	$4,357	$5,657	$29,023	$16,655
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, DECEMBER 31, 2013	200,000	$2	46,825,168	$468	$572,401	$(130,159)	$(4,368)	401,501	$(10,658)	$427,686
Net income	—	—	—	—	—	28,728	—	—	—	28,728
Other comprehensive income	—	—	—	—	—		295	—	—	295
Repurchase of common stock	—	—	—	—	—	—	—	714,328	(22,500)	(22,500)
Exercise of common stock options	—	—	76,883	1	1,000	—	—	—	—	1,001
Issuance of common stock to employees	—	—	83,334	1	6,078	—	—	—	—	6,079
Shares withheld for employee taxes			(83,665)	(1)	(2,839)					(2,840)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	33,234	—	1,052	—	—	—	—	1,052
Issuance of common stock to employees under an ESPP	—	—	9,162	—	279	—	—	—	—	279
BALANCE, September 30, 2014	200,000	$2	46,944,116	$469	$577,971	$(101,431)	$(4,073)	1,115,829	$(33,158)	$439,780
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,728	$16,166
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(3,825)	(3,282)
Depreciation	1,499	1,493
Amortization of intangibles	8,248	8,224
Amortization of premium and discount on investments, net	(405)	(336)
Stock-based compensation to employees	5,333	4,514
Stock-based compensation to Board of Directors and Scientific Advisory Board	729	597
Deferred income tax benefit	8,737	—
Retirement plan benefit expense	1,257	1,250
(Increase) decrease in assets:
Accounts receivable	(6,450)	(9,128)
Inventory	(19,239)	3,166
Other current assets	(6,712)	(2,458)
Other assets	(266)	(5)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,119)	265
Other current liabilities	469	(21)
Deferred revenue	3,793	2,131
Net cash provided by operating activities	18,777	22,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,214)	(4,200)
Additions to intangibles	—	(367)
Purchases of investments	(301,924)	(284,581)
Proceeds from sale of investments	278,226	255,022
Net cash used in investing activities	(27,912)	(34,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under ESPP	279	268
Repurchase of common stock	(22,500)	(5,456)
Proceeds from the exercise of common stock options	1,001	890
Payment of withholding taxes related to stock-based compensation to employees	(2,840)	(2,990)
Net cash used in financing activities	(24,060)	(7,288)
DECREASE IN CASH AND CASH EQUIVALENTS	(33,195)	(18,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,586	85,923
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,391	$67,085
The following non-cash activities occurred:
Unrealized loss (gain) on available-for-sale securities	$30	$(19)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	323	300
Common stock issued to employees that was earned and accrued for in a previous period	746	282
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(252)	184
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
The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, wearables, tablets, laptop computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. Through the Company's internal research and development efforts, its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries), and acquisitions of patents and patent applications, the Company has established a significant portfolio of proprietary OLED technologies and materials. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 3,300 patents issued and pending worldwide.
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
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
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

Fair Value of Financial Instruments
The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments, are carried at fair value as noted below.
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.
The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. Amounts deferred are classified as current and non-current based upon current contractual remaining terms. As of September 30, 2014, the deferred revenue balance was $4.3 million, none of which is creditable against future commercial license agreements that have not yet been executed or deemed effective. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $742,000 and $3.9 million for the three and nine months ended September 30, 2014, respectively, and $60,000 and $185,000 for the three and nine months ended September 30, 2013, respectively.
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
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
September 30, 2014
Certificates of deposit	$10,785	$5	$(10)	$10,780
Corporate bonds	216,788	23	(16)	216,795
U.S. Government bonds	5,999	—	—	5,999
Convertible notes	—	—	—	—
	$233,572	$28	$(26)	$233,574
December 31, 2013
Certificates of deposit	$11,358	$2	$(16)	$11,344
Corporate bonds	190,738	33	(48)	190,723
U.S. Government bonds	3,074	—	—	3,074
Convertible notes	4,300	—	—	4,300
	$209,470	$35	$(64)	$209,441
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
All short-term investments held at September 30, 2014 will mature within one year.

4.	FAIR VALUE MEASUREMENTS:
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$22,887	$22,887	$—	$—
Short-term investments	230,968	230,968	—	—
Long-term investments	2,606	2,606	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,600	$7,600	$—	$—
Short-term investments	202,024	202,024	—	—
Long-term investments	7,417	3,117	—	4,300
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of a convertible promissory note investment below its carrying value is deemed to be other than temporary, the amortized cost basis of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of September 30, 2014.
The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the three and nine months ended September 30, 2014, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Fair value of notes, beginning of period	$—	$4,300
Repayment of notes	—	(4,300)
Fair value of notes, end of period	$—	$—

5.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:
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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of September 30, 2014, the Company was obligated to pay USC up to $7.0 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through September 30, 2014, the Company incurred $1.6 million in research and development expense for work performed under the 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $770,000 and $600,000 for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

September 30, 2014

PD-LD, Inc.	$1,481
Motorola	15,909
Fujifilm	109,462
126,852
Less: Accumulated amortization	(41,089)
Acquired technology, net	$85,763
Amortization expense for all intangible assets was $2.7 million for both the three months ended September 30, 2014 and 2013, and $8.2 million for both the nine months ended September 30, 2014 and 2013. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Income.
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
On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG Industries, which is discussed above, effective as of October 1, 2011. The term of the New OLED Materials Agreement runs through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

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
The Company recorded research and development expense of $378,000 and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $7.5 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals. No shares were issued for services to PPG for the three or nine months ended September 30, 2014 or 2013, respectively.

8.	SHAREHOLDERS’ EQUITY:
Stock Repurchase Program
On June 2, 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. Since approval of the program and through September 30, 2014, the Company purchased 714,328 shares at a cost of $22.5 million.
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

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive income before reclassification	20	—	20
Reclassification to net income (1)	—	275	275	Selling, general and administrative and research and development
Change during period	20	275	295
Balance September 30, 2014, net of tax	$(4)	$(4,069)	$(4,073)

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2012, net of tax	$(18)	$(5,684)	$(5,702)
Other comprehensive loss before reclassification	(19)	—	(19)
Reclassification to net income (1)	—	508	508	Selling, general and administrative and research and development
Change during period	(19)	508	489
Balance September 30, 2013, net of tax	$(37)	$(5,176)	$(5,213)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $275,000 and $508,000 for the nine months ended September 30, 2014 and 2013, respectively.
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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2014, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. At September 30, 2014, there were 3,749,643 shares that remained available to be granted under the Equity Compensation Plan. See the Company's Form 8-K filed on June 20, 2014 for more information regarding changes to the Equity Compensation Plan.

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
During the nine months ended September 30, 2014, the Company granted 67,177 shares of restricted stock awards and restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $2.3 million on the respective dates of grant, and will vest over two to three years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.
For the three months ended September 30, 2014 and 2013, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $949,000 and $959,000, respectively, and research and development expense of $421,000 and $409,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $2.8 million and $2.9 million, respectively, and research and development expense of $1.2 million and $1.2 million respectively.
In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2014 and 2013, respectively, 75,594 and 94,209 shares, with aggregate fair values of $2.6 million and $3.0 million, respectively, were withheld in satisfaction of tax withholding obligations.
For the three months ended September 30, 2014 and 2013, the Company recorded as compensation charges related to all restricted stock awards and units to non-employee members of the Scientific Advisory Board, research and development expense of $62,000 and $78,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded as compensation charges related to all restricted stock awards and units to non-employee members of the Scientific Advisory Board, research and development expense of $162,000 and $207,000, respectively.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting on a quarterly basis over approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period.
For the three months ended September 30, 2014 and 2013, the Company recorded as compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $204,000 and $126,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $567,000 and $390,000, respectively.
Restricted stock issued during the nine months ended September 30, 2014 and 2013 was 17,500 and 15,000 shares, respectively.
Performance Unit Awards
During the nine months ended September 30, 2014, the Company granted 36,092 performance units, of which 18,044 are subject to a performance-based vesting requirement and 18,048 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.
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

For the three months ended September 30, 2014 and 2013, the Company recorded general and administrative expense of $284,000 and $139,000, respectively, and research and development expense of $152,000 and $42,000, respectively, related to performance units. For the nine months ended September 30, 2014 and 2013, the Company recorded general and administrative expense of $969,000 and $314,000, respectively, and research and development expense of $363,000 and $95,000, respectively, related to performance units.
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
During the nine months ended September 30, 2014 and 2013, the Company issued 9,162 and 11,488 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $279,000 and $268,000, respectively.
For the three months ended September 30, 2014 and 2013, the Company recorded charges of $12,000 and $12,000, respectively, to selling, general and administrative expense and $16,000 and $17,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2014 and 2013, the Company recorded charges of $35,000 and $27,000, respectively, to selling, general and administrative expense and $41,000 and $59,000, respectively, to research and development expense, related to the ESPP and equal to the amount of the discount and the value of the look-back feature.

11.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of September 30, 2014, there were six participants in the SERP.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.
The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$167	$162	$502	$485
Interest cost	106	85	318	257
Amortization of prior service cost	146	146	437	438
Amortization of loss	—	23	—	70
Total net periodic benefit cost	$419	$416	$1,257	$1,250

12.	COMMITMENTS AND CONTINGENCIES:
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
On November 26, 2009, the European Patent Office (the EPO) issued its written decision to reject the opposition and to maintain the patent as granted. On April 12, 2010, CDT filed an appeal to the EPO panel decision. On August 19, 2010, the Company filed a timely response to the EPO panel decision. The EPO subsequently scheduled an appeal hearing for the first quarter of 2015.
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
An Oral Hearing was held before an EPO panel of first instance in Munich, Germany, on April 8-9, 2014. The panel rejected the original claims and amended the claims to comply with EPO requirements by more narrowly defining the scope of the claims. The ‘870 patent, in its amended form, was held by the panel to comply with the EPO requirements.
The Company believes the EPO's decision relating to the broad original claims is erroneous and has appealed the ruling to reinstate a broader set of claims. This patent, as originally granted by the EPO, is deemed valid during the pendency of the appeals process. At this time, based on the Company's current knowledge, the Company believes there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of the Company's claims will be upheld. However, the Company cannot make any assurances of this result.
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
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the decision to reinstate a broader set of claims. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal and an Oral Hearing is scheduled for the first quarter of 2015.
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
Included in technology development and support revenue in the accompanying statement of operations is $0 and $143,000 for the three months ended September 30, 2014 and 2013, respectively, and $117,000 and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.
Revenues and accounts receivable from the Company's largest non-government customers were as follows (in thousands):

	% of Revenues for the three months ended September 30,		% of Revenues for the nine months ended September 30,		Accounts Receivable as of
Customer	2014	2013	2014	2013	September 30, 2014
A	37%	47%	49%	59%	$8,792
B	31%	9%	22%	9%	$8,855
C	18%	34%	21%	24%	$2,915
Revenues from outside of North America represented nearly 100% and 99% of the consolidated revenue for the three months ended September 30, 2014 and 2013, respectively, and nearly 100% and 99% of the consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2014	2013	2014	2013
United States	$118	$269	448	1,353
South Korea	22,511	18,707	94,729	66,509
Japan	8,579	13,160	33,541	28,257
Other	1,684	690	6,139	1,042
All foreign locations	32,774	32,557	134,409	95,808
Total revenue	$32,892	$32,826	$134,857	$97,161
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$17,685	$14,660
Other	175	233
Total long-lived assets	$17,860	$14,893
Substantially all chemical materials were purchased from one supplier. See Note 7.

14.	INCOME TAXES:
In July 2012, Samsung Mobile Display Co., Ltd (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between the Company and SMD were assigned to SDC, and SDC will honor all pre-existing agreements made between the Company and SMD. SDC has been required to withhold tax upon payment of royalty and license fees to the Company at a rate of 16.5%.

The Company is subject to income taxes in both United States and foreign jurisdictions. The effective income tax rate was approximately 31.4% and 31.7%, respectively, for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, income tax expense of $2.0 million and $13.4 million, respectively, was recorded based on the Company's estimated annual effective tax rate for 2014 applied to the Company's income before income taxes. The effective income tax rate was (24.8%) and 16.6%, respectively, for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, income tax benefit of $1.1 million and income tax expense of $3.2 million, respectively, was recorded primarily related to foreign taxes withheld on royalty and license fees paid to the Company.
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
The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,284	$5,542	$28,728	$16,166
Denominator:
Weighted average common shares outstanding – Basic	46,197,713	45,912,512	46,398,644	45,865,395
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	286,977	494,536	359,144	500,749
Restricted stock awards and units and performance units	149,073	187,795	198,640	181,424
Weighted average common shares outstanding – Diluted	46,633,763	46,594,843	46,956,428	46,547,568
Net income per common share:
Basic	$0.09	$0.12	$0.62	$0.35
Diluted	$0.09	$0.12	$0.61	$0.35
For the three months ended September 30, 2014 and 2013, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 48,347 and 111,993, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive as the units would not be issued if the end of the reporting period was the end of the performance period. For the nine months ended September 30, 2014 and 2013, the combined effects of unvested restricted stock awards, restricted stock units and performance units of 334,572 and 188,302, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the above consolidated financial statements and related notes.
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

At the same time we entered into the current patent license agreement with SDC, we also entered into a new supplemental material purchase agreement with SDC. Under the current supplemental material purchase agreement, SDC agrees to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum purchase commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement. These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC’s OLED business growth as a percentage of published OLED market forecasts and SDC’s projected minimum usage of red and green phosphorescent emitter materials over the term of the supplemental agreement.
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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period resulting in an accumulated deficit of $101.4 million as of September 30, 2014.
We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;

•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and

•	the timing and financial consequences of our formation of new business relationships and alliances as well as the modification of our ongoing business relationships.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
We had operating income of $6.1 million for the three months ended September 30, 2014, compared to operating income of $4.2 million for the three months ended September 30, 2013. While total revenue remained at approximately $32.8 million for the respective quarters, the increase in operating income was primarily due to:

•	a decrease in operating expenses of $1.8 million, primarily attributable to a $2.4 million decrease in the cost of material sales, which are described in detail below.
We had net income of $4.3 million (or $0.09 per basic and diluted share) for the three months ended September 30, 2014, compared to net income of $5.5 million (or $0.12 per basic and diluted share) for the three months ended September 30, 2013. The decrease in net income was primarily due to:

•	income tax expense of $2.0 million for the three months ended September 30, 2014 compared to income tax benefit of $1.1 million for the three months ended September 30, 2013; partially offset by

•	the increase in operating income of $1.8 million.

Revenue
The following table details our revenues for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		(Decrease) Increase
	2014	2013	$	%
REVENUE:
Material sales	$27,494	$30,286	$(2,792)	(9)%
Royalty and license fees	5,357	1,456	3,901	268%
Technology development and support revenue	41	1,084	(1,043)	(96)%
Total revenue	$32,892	$32,826	$66	—%
Total revenue for the three months ended September 30, 2014 increased by $0.1 million compared to the three months ended September 30, 2013. The increase in revenue was primarily the result of increased royalty and license fees offset by decreased material sales.
Material sales
The following table details our revenues derived from material sales for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		(Decrease) Increase
	2014	2013	$	%
Material Sales:
Commercial material sales	$24,790	$28,271	$(3,481)	(12)%
Developmental material sales	2,704	2,015	689	34%
Total material sales	$27,494	$30,286	$(2,792)	(9)%
Commercial material sales for the three months ended September 30, 2014 decreased by $3.5 million compared to the three months ended September 30, 2013, primarily due to lower host sales offset by increased emitter sales. We believe sales of commercial materials in the third quarter of 2014 compared to the same period in 2013 reflected industry dynamics of weaker-than-expected high-end mobile phone sales. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the three months ended September 30, 2014 increased by $0.7 million compared to the three months ended September 30, 2013, primarily reflecting increased developmental material sales of our OLED materials for our customers' evaluation, manufacture and development activities. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products. The costs related to these sales are included in research and development expense.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Material Sales:
Phosphorescent emitter sales	$20,183	$18,722	$1,461	8%
Host material sales	7,311	11,564	(4,253)	(37)%
Total material sales	$27,494	$30,286	$(2,792)	(9)%
Phosphorescent emitter sales for the three months ended September 30, 2014 increased by $1.5 million compared to the three months ended September 30, 2013. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial and developmental emitter sales over a broader base of customers.

Host material sales for the three months ended September 30, 2014 decreased by $4.3 million compared to the three months ended September 30, 2013. The decrease in our host material sales was primarily due a decrease in the number of grams sold as well as a decrease in the average price per gram sold. We believe the decrease in the number of grams sold during the three months ended September 30, 2014 compared to the same period in 2013 was the result of our customer's launching additional new product offerings that did not include our host materials relative to the same period in the prior year, further impacted by broader industry trends mentioned above. This decrease was offset by the collection of pass through tax settlements of $0.5 million with a Japanese customer related to certain host sales in Japan. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our short-term and long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase
	2014	2013	$	%
Royalty and license fees	$5,357	$1,456	$3,901	268%
Royalty and license fees for the three months ended September 30, 2014 increased by $3.9 million compared to the three months ended September 30, 2013. The increase was related to an increase in license fees attributable to material sales to certain customers, which increased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Technology development and support revenue
Technology development and support revenue were as follows for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		(Decrease)
	2014	2013	$	%
Technology development and support revenue	$41	$1,084	$(1,043)	(96)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the three months ended September 30, 2014 decreased by $1.0 million compared to the three months ended September 30, 2013. The decrease was primarily related to the smaller number of government contracts. As of September 30, 2014, we did not have any active government contracts.
Cost of material sales
Cost of commercial material sales were as follows for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Commercial material sales	$24,790	$28,271
Cost of commercial material sales	7,388	9,783
% of commercial material sales	30%	35%
Cost of commercial material sales for the three months ended September 30, 2014 decreased by $2.4 million compared to the three months ended September 30, 2013. The decrease in our cost of commercial material sales was primarily due a decrease in materials sales as well as a reduction in the costs of manufacturing the materials. This decrease was offset by an increase in pass through tax settlements of $0.5 million that was owed to the Japanese tax authority related to certain host sales in Japan. Without this pass through tax, cost of commercial material sales as a percent of commercial material sales would have been 27% and 35% for the three months ended September 30, 2014 and 2013, respectively. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Research and development
Research and development expenses were $7.9 million for both the three months ended September 30, 2014, and 2013.
Selling, general and administrative
Selling, general and administrative expenses were $6.6 million for the three months ended September 30, 2014, compared to $6.4 million for the three months ended September 30, 2013. The increase was primarily due to increased salary and related expenses.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology increased to $4.1 million for the three months ended September 30, 2014, compared to $3.9 million for the three months ended September 30, 2013. The increase relates to the timing of expenses related to prosecution, maintenance and opposition of patents.
Royalty and license expense
Royalty and license expense increased to $0.8 million for the three months ended September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan. See Note 5 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
We recorded income tax expense of $2.0 million for the three months ended September 30, 2014 and an income tax benefit of $1.1 million for the three months ended September 30, 2013. See "Income Taxes" below for additional information.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
We had operating income of $41.5 million for the nine months ended September 30, 2014, compared to operating income of $18.8 million for the nine months ended September 30, 2013. The increase in operating income was primarily due to the following:

•	an increase in revenue of $37.7 million, which includes increases in both material sales and royalty and license fees; offset by

•
an increase in operating expenses of $15.0 million, which primarily includes a $8.1 million increase in the cost of material sales, a $4.5 million increase in research and development expenses, and a $1.7 million increase in selling, general and administrative expenses, all of which are described in detail below.

We had net income of $28.7 million (or $0.62 per basic and $0.61 per diluted share) for the nine months ended September 30, 2014, compared to net income of $16.2 million (or $0.35 per basic and diluted share) for the nine months ended September 30, 2013. The increase in net income was primarily due to:

•	the increase in operating income of $22.7 million; offset by

•	an increase in income tax expense of $10.1 million.
Revenue
The following table details our revenues for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months ended September 30,		Increase (Decrease)
	2014	2013	$	%
REVENUE:
Material sales	$98,746	$70,175	$28,571	41%
Royalty and license fees	35,200	23,956	11,244	47%
Technology development and support revenue	911	3,030	(2,119)	(70)%
Total revenue	$134,857	$97,161	$37,696	39%
Total revenue for the nine months ended September 30, 2014 increased by $37.7 million compared to the nine months ended September 30, 2013. The increase in revenue was primarily the result of increased material sales and royalty and license fees.

Material sales
The following table details our revenues derived from material sales for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months ended September 30,		Increase
	2014	2013	$	%
Material Sales:
Commercial material sales	$90,866	$64,436	$26,430	41%
Developmental material sales	7,880	5,739	2,141	37%
Total material sales	$98,746	$70,175	$28,571	41%
Commercial material sales for the nine months ended September 30, 2014 increased by $26.4 million compared to the nine months ended September 30, 2013, primarily reflecting increased commercial material sales resulting from the adoption of our technology and materials in the marketplace by display manufacturers. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the nine months ended September 30, 2014 increased by $2.1 million compared to the nine months ended September 30, 2013, primarily reflecting increased developmental material sales of our OLED materials for our customers' evaluation, manufacture and development activities. This increase was offset by a change in sales mix from developmental to commercial. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products. The costs related to these sales are included in research and development expense.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months ended September 30,		Increase
	2014	2013	$	%
Material Sales:
Phosphorescent emitter sales	$64,777	$45,614	$19,163	42%
Host material sales	33,969	24,561	9,408	38%
Total material sales	$98,746	$70,175	$28,571	41%
Phosphorescent emitter sales for the nine months ended September 30, 2014 increased by $19.2 million compared to the nine months ended September 30, 2013. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial and developmental phosphorescent emitter sales.
Host material sales for the nine months ended September 30, 2014 increased by $9.4 million compared to the nine months ended September 30, 2013. The increase in our host material sales was primarily due to an increase in the number of grams sold as well as the collection of pass through tax settlements of $3.6 million with a Japanese customer related to certain host sales in Japan. These increases were offset by a decrease in the average price per gram sold. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our short-term and long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months ended September 30,		Increase
	2014	2013	$	%
Royalty and license fees	$35,200	$23,956	$11,244	47%
Royalty and license fees for the nine months ended September 30, 2014 increased by $11.2 million compared to the nine months ended September 30, 2013. The increase was mainly related to the receipt and therefore recognition of $25.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $20.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers, which increased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Technology development and support revenue
Technology development and support revenue were as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months ended September 30,		(Decrease)
	2014	2013	$	%
Technology development and support revenue	$911	$3,030	$(2,119)	(70)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the nine months ended September 30, 2014 decreased by $2.1 million compared to the nine months ended September 30, 2013. The decrease was primarily related to the smaller number of government contracts. As of September 30, 2014, we did not have any active government contracts.
Cost of material sales
Cost of commercial material sales were as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months ended September 30,
	2014	2013
Commercial material sales	$90,866	$64,436
Cost of commercial material sales	29,236	21,157
% of commercial material sales	32%	33%
Cost of commercial material sales for the nine months ended September 30, 2014 increased by $8.1 million compared to the nine months ended September 30, 2013. The increase in our cost of commercial material sales was primarily due to an increase in commercial material sales as well as an increase in pass through tax settlements of $3.6 million that was owed to the Japanese tax authority related to certain host sales in Japan. Without this pass through tax, cost of commercial material sales as a percent of commercial material sales would have been 29% and 32% for the nine months ended September 30, 2014 and 2013, respectively. This increase was partially offset by a reduction in the costs of manufacturing the materials. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Research and development
We incurred research and development expenses of $28.6 million for the nine months ended September 30, 2014, compared to $24.1 million for the nine months ended September 30, 2013. The increase was primarily due to increased developmental costs from PPG resulting from an increased use of raw materials for development activities.
Selling, general and administrative
Selling, general and administrative expenses were $19.6 million for the nine months ended September 30, 2014, compared to $17.9 million for the nine months ended September 30, 2013. The increase was primarily due to increased legal and accounting costs as well as increased salaries and salary-related expenses associated with new and existing employees.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology decreased to $12.8 million for the nine months ended September 30, 2014, compared to $13.0 million for the nine months ended September 30, 2013. The decrease relates to a decrease in patent costs mainly due to lower legal expenses.
Royalty and license expense
Royalty and license expense increased to $3.1 million for the nine months ended September 30, 2014, compared to $2.1 million for the nine months ended September 30, 2013. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 5 in Notes to Consolidated Financial Statements for further discussion.

Income taxes

The effective income tax rate was 31.4% and 31.7% for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, income tax expense of $2.0 million and $13.4 million, respectively, was recorded based on the Company's estimated annual effective tax rate for 2014 applied to the Company's income before income taxes. The effective income tax rate was (24.8%) and 16.6% for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, income tax benefit of $1.1 million and income tax expense of $3.2 million, respectively, was recorded primarily related to foreign taxes on South Korean royalty and license fee income.
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

Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2014, we had cash and cash equivalents of $37.4 million and short-term investments of $231.0 million, for a total of $268.4 million. This compares to cash and cash equivalents of $70.6 million and short-term investments of $202.0 million, for a total of $272.6 million, as of December 31, 2013. The decrease in cash and cash equivalents of $33.2 million was primarily due to cash used in investing activities and financing activities offset by cash provided by operating activities.
Cash provided by operating activities was $18.8 million for the nine months ended September 30, 2014, compared to $22.6 million for the nine months ended September 30, 2013, or a decrease of $3.8 million. The decrease in cash provided by operating activities was primarily due to the following changes from the comparable prior period:

•	the impact of the timing of net inventory purchases of $22.4 million;

•	the impact of an increase in other current assets of $4.3 million; and

•	the impact of payments of accounts payable and accrued expenses of $3.4 million; partially offset by

•	the impact of the timing of deferred revenue arrangements of $1.7 million;

•	the impact of the timing of receipts of accounts receivable of $2.7 million; and

•	an increase in net income of $21.7 million, excluding the impact of non-cash items.
Cash used in investing activities was $27.9 million for the nine months ended September 30, 2014, compared to $34.1 million for the nine months ended September 30, 2013, or a decrease of $6.2 million. The decrease in cash used in investing activities was mainly due to the timing of maturities and purchases of investments resulting in net purchases of $23.7 million for the nine months ended September 30, 2014, compared to net purchases of $29.6 million for the nine months ended September 30, 2013.
Cash used in financing activities was $24.1 million for the nine months ended September 30, 2014, compared to $7.3 million for the nine months ended September 30, 2013, or an increase of $16.8 million.  The increase in cash used in financing activities was primarily due to $22.5 million of repurchases of common stock during the nine months ended September 30, 2014 compared to $5.5 million of repurchases of common stock in the nine months ended September 30, 2013.
Working capital was $331.1 million as of September 30, 2014, compared to $303.8 million as of December 31, 2013. The increase in working capital was primarily due to an increases in short-term investments, inventory, and accounts receivable, partially offset by a decrease in cash.
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
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 26, 2009, the European Patent Office (the EPO) issued its written decision to reject the opposition and to maintain the patent as granted. On April 12, 2010, CDT filed an appeal to the EPO panel decision. On August 19, 2010, we filed a timely response to the EPO panel decision. The EPO subsequently scheduled an appeal hearing for the first quarter of 2015.
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
An Oral Hearing was held before an EPO panel of first instance in Munich, Germany, on April 8-9, 2014. The panel decided that the broad claims originally issued did not satisfy EPO requirements and amended the claims to more narrowly define the scope of the claims. The ‘870 patent, in its amended form, was held by the panel to comply with the EPO requirements.
We believe the EPO's decision relating to the broad original claims is erroneous and have appealed the ruling to reinstate a broader set of claims. This patent, as originally granted by the EPO, is deemed valid during the pendency of the appeals process. At this time, based on our current knowledge, we believe there is a substantial likelihood that the patent being challenged will be declared valid and that all or a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.
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
On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the decision to reinstate a broader set of claims. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.

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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal, and an Oral Hearing is schedule for the first quarter of 2015.
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
Share Repurchases
In June of 2014, we announced that the Board of Directors had approved a program to repurchase up to $50 million of the outstanding shares of our common stock from time to time over the next twelve months (the Repurchase Program). The amount and timing of repurchases will depend on a number of factors, including the price, availability of shares of the Company's common stock, trading volume and general market conditions. The repurchases may be made on the open market, in block trades or otherwise. The Repurchase Program may be suspended or discontinued at any time. During the quarter ended September 30, 2014, we repurchased 479,528 shares of common stock at a cost of $15.5 million.

During the quarter ended September 30, 2014, we acquired 280 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the third quarter of 2014 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
July 1 - July 31	194,005	$30.94
August 1 - August 31	188,486	31.85
September 1 - September 30	97,317	35.99
Total	479,808

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by a reference to the filing are indicated by footnote.

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

UNIVERSAL DISPLAY CORPORATION

Date: November 6, 2014	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary