Form 10-K
period 2014-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2015-02-26
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2014, was $1,094,897,070.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.
As of February 24, 2015, the registrant had outstanding 45,753,037 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2015, are incorporated by reference into Part III of this report.

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
Our Company
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for wearables, smartphones, tablets and televisions, as well as solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the flat panel display market. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership and intellectual property position should enable us to share in the revenues from OLED displays and lighting products as they enter mainstream consumer and other markets.
Our primary business strategy is to (1) further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, wearable electronic devices, tablets, laptop computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining our relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). We currently own, exclusively license or have the sole right to sublicense more than 3,500 patents issued and pending worldwide.
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
Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in portable electronic devices, such as smartphones, wearables and tablets. Manufacturers have begun commercializing large area OLED displays for use in televisions. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.
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
There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, they are already employed in a variety of lighting products, such as traffic lights, billboards, replacements for incandescent lighting, backlights for smartphones, computer monitors and televisions, and as border or accent lighting. However, the high operating temperatures and intense brightness of LEDs may make them less desirable for many general illumination and diffuse lighting applications.
OLEDs, on the other hand, are larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. OLEDs can be added to any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working and have introduced limited product applications of OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps, as well as for new applications that take advantage of the OLED form factor.
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
Broad Portfolio of Intellectual Property
We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts, acquisitions, and our relationships with world-class partners such as Princeton, USC, Michigan and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 3,500 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola, and in 2012, we acquired the entire worldwide patent portfolio of more than 1,200 OLED patents and patent applications of Fujifilm Corporation (Fujifilm) for a total cost of $109.5 million. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.
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

Licenses with Key Product Manufacturers
We have licensed our OLED technologies and patents to several manufacturers for use in commercial products. In July 2012, Samsung Mobile Display Co. Ltd. (SMD) merged with Samsung Display Co., Ltd. (SDC). Following the merger, all agreements between us and SMD were assigned to SDC, and SDC is obligated to honor all pre-existing agreements made between us and SMD. In 2011, we entered into a new license agreement with SDC for its manufacture of active matrix OLED (AMOLED) display products, which agreement superseded our prior license agreement with SDC. In 2015, we entered into a license agreement with LG Display Co., Ltd. (LG Display) for its manufacture of AMOLED display products. We also have license agreements with Konica Minolta Holdings Inc. (Konica Minolta), Sumitomo Chemical Company, Ltd. (Sumitomo), Lumiotec, Inc. (Lumiotec), Pioneer Corporation (Pioneer), Kaneka Corporation (Kaneka) and OLEDWorks L.L.C. (OLEDWorks) for the manufacture of OLED lighting products. Additionally, we have a license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us (2002).
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
Established Material Supply Relationships
We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED materials for use in commercial products. In 2014, SDC, LG Display, Tohoku Pioneer Corporation (Tohoku Pioneer) and Konica Minolta purchased our proprietary OLED materials for use in commercial OLED display and lighting products. We continue to work with many product manufacturers that are evaluating our OLED materials and technologies for use in commercial OLED displays and lighting products, including AU Optronics Corporation (AU Optronics), Innolux Corporation (Innolux) (formerly Chimei Innolux Corporation (CMI)), BOE Technology Group Co., Ltd. (BOE), Kaneka, Philips Technologic GmbH (Philips) and Sony Corporation (Sony).
U.S. Government Program Support
We perform work under research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Energy. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation OLED technologies for applications such as flexible displays and solid-state lighting. This enables us to supplement our internal research and development budget with additional funding. As OLED technology continues to prosper in the marketplace, U.S. Government funding will likely continue to decline.
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
Most manufacturers of flat panel displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan and Hong Kong, as well as a representative office in Taiwan. Our subsidiary in Hong Kong operates a world-class chemistry laboratory to support our expanding research and development initiatives in OLED materials and technologies. Our subsidiary in Ireland is responsible for all material sales world-wide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.
We receive a majority of our revenues from customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers. In particular, one of our key customers located in the Asia-Pacific region, SDC, accounted for 54% of our consolidated revenues for 2014 and indirectly accounted for 72% of our consolidated revenues for 2014. Substantially all revenue derived from our customers is denominated in U.S. dollars.
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
We have a strong intellectual property portfolio surrounding our existing PHOLED phosphorescent OLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2014, we continued our commercial supply relationships with companies such as SDC and LG Display to use our UniversalPHOLED® materials for their manufacture of OLED displays. In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.
Our Additional Proprietary OLED Technologies
Our research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:
FOLED™ Flexible OLEDs
We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device as well as enhancing the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally.
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

UniversalP2OLED® Printable Phosphorescent OLEDs
The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a vacuum thermal evaporation, or VTE, process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for manufacturing a small molecule OLED involves solution processing of the various organic materials in an OLED using techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be lower cost approaches to OLED manufacturing and scalable to large area displays. For several years, we worked on P2OLEDs under joint development agreements with Seiko Epson Corporation. We are continuing to develop novel P2OLED materials and device architectures for evaluation by OLED manufacturers.
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

LG Display
We have been providing our proprietary PHOLED materials to LG Display for evaluation, and we have been supporting LG Display in its OLED product development activities for several years. In 2007, we entered into an agreement to supply LG Display with our proprietary PHOLED materials for use in AMOLED display products. This agreement, which automatically renewed for one year periods, generated commercial chemical sales and license fee revenues from our supply of materials to LG Display. In January 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display, which were effective as of January 1, 2015 and supersede the 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
AU Optronics
We have a longstanding collaborative relationship with AU Optronics dating back to 2001. We are providing our proprietary PHOLED materials to AU Optronics for evaluation, and we are working with AU Optronics to help accelerate its introduction of commercial OLED products into the market.
Sumitomo
In January 2015, we entered into an OLED patent portfolio license agreement with Sumitomo Chemical Co., Ltd. (Sumitomo) in which the Company granted Sumitomo a non-exclusive, world-wide, royalty bearing license to make and sell OLED lighting panels using a solution based manufacturing process. The patent license extends for the term of our current patents and pending applications. The license includes a one-time, non-refundable license fee, and running royalties based on Sumitomo's future sales revenues of licensed products.
BOE
In 2013, we entered into an evaluation agreement with BOE for the evaluation of our materials and technology for use in the manufacture of PHOLED display products. The parties extended and expanded the evaluation agreement in 2014 to provide additional OLED materials for purchase by BOE under the evaluation agreement.
Sony
We have been supporting Sony in its development of AMOLED display products for many years. We continued to supply our proprietary PHOLED materials to Sony for evaluation, and in January 2013, we extended our current Evaluation Agreement until December 31, 2014. Also, in April 2013, we entered into a new Joint Development Agreement with Sony to work together on certain display products, which concluded in 2014.
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
Kaneka
In 2013, we entered into a license agreement with Kaneka for the manufacture and sale of OLED lighting products. In April 2014, we entered into a Commercial Material Supply Agreement with Kaneka.

Philips
In 2013, we entered into an evaluation agreement with Philips for the evaluation of our materials and technology for use in the manufacture of OLED lighting products. In May 2014, we entered into a Commercial Material Supply Agreement to supply our proprietary PHOLED materials to Philips in support of their OLED development efforts.
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
OLEDWorks
In February 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with OLEDWorks for use in OLED lighting products. The patent license agreement extends for the term of our current patents and pending applications and the commercial supply agreement is set to expire by the end of 2019.
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
PPG Industries
We have maintained a close working relationship with PPG Industries since 2000. In 2011, we entered into an agreement with PPG Industries, the term of which continues through December 31, 2016 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG Industries with prior notice of two years. Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. The raw materials we require for our emitter and host materials are available from multiple sources and historically, we have not had any issues with obtaining access to adequate amounts of any key raw materials.
Our OLED Material Customers
Throughout 2014, we continued supplying our proprietary UniversalPHOLED materials to SDC for use in its commercial AMOLED display products and for its development efforts. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices. SDC’s customers for these products have included many well-known consumer electronics companies throughout the world.
In 2014, we also supplied our proprietary UniversalPHOLED materials to LG Display for use in its commercial AMOLED display products, to Tohoku Pioneer for use in its commercial PMOLED display products, and Konica Minolta for its manufacture of commercial OLED lighting products. During the year, we also supplied our proprietary OLED materials to these and various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.

Collaborations with Other OLED Material Manufacturers
We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2014, including Nippon Steel and Sumikin Chemical Co., Ltd. (NSSCC), Idemitsu Kosan and LG Chem. Most of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. In 2012 we also entered into an agreement with Duksan Hi-Metal Company Limited (Duksan) to provide us host sublimation services in Korea. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.
Research and Development
Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2014, 2013 and 2012, we incurred expenses of $41.2 million, $34.2 million and $30.0 million, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.
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
As of December 31, 2014, we employed a team of 76 research scientists, engineers and laboratory technicians in both our Ewing and Hong Kong facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists.
University Sponsored Research
We have long-standing relationships with Princeton University and USC, dating back to 1994, for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research had been performed at Princeton under the direction of Professor Forrest and at USC under the direction of Professor Thompson. In 2006, Professor Forrest transferred to the University of Michigan, where we continue to fund his research.
We funded research at Princeton under a research agreement executed in 1997 (the 1997 Research Agreement). The 1997 Research Agreement was allowed to expire in 2007, after Professor Forrest transferred to Michigan. We have exclusive license rights to all OLED and other thin-film organic electronic patents (other than for organic photovoltaic solar cells) arising out of research conducted under that agreement.
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
Effective June 1, 2013, we amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of December 31, 2014, we are obligated to reimburse the universities for up to approximately $5.8 million in actual costs to be incurred for research conducted under the remaining term of the agreement, which expires April 30, 2017.
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
U.S. Government-Funded Research
We have entered into several U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies. On contracts for which we were the prime contractor, we subcontract portions of the work to various entities and institutions. As of February 2015, we also serve as a subcontractor under certain of our government contracts with PPG Industries. All of our government contracts and subcontracts are subject to termination at the election of the contracting governmental agency.
Our government-funded programs are concentrated primarily in two areas: flexible OLEDs and OLEDs for lighting. We have received support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF). The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative. Several of our key U.S. government program initiatives in 2014 were as follows:
Technology Development for OLED Lighting
During 2014, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. In 2014, we received funding from the DOE to work with IDD Aerospace to apply our technology for aircraft interior lighting.
Highly Efficient and Smart Power Supplies to Drive Phosphorescent OLED Lighting Panels
During 2014, we worked with InnoSys, Inc. to interact and collaborate on specifying, designing and building OLED power supplies to drive phosphorescent OLED lighting panels and associated innovative lighting and luminaire applications.
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
Our Patents
Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2014, we owned, through assignment to us alone or jointly with others, 329 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 449 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.
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
We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. We paid royalties under the 1997 Amended License Agreement with Princeton of $4.5 million for 2014. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.
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
Patents We Acquired from Fujifilm Corporation
In July 2012, we entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications for a total cost of $109.5 million. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted us to assign all of our rights and obligations under the Agreement to our affiliates, and we assigned, prior to the consummation of the transactions contemplated by the Agreement, our rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012.
Intellectual Property Developed under Our Government Contracts
We and our subcontractors have developed, and may continue to develop, patentable OLED technology inventions under our various U.S. government contracts and subcontracts. Under these arrangements, we or our subcontractors generally can elect to take title to any patents on these inventions, and to control the manner in which these patents are licensed to third parties. However, the U.S. government reserves rights to these inventions and associated technical data that could restrict our ability to market them to the government for military and other applications, or to third parties for commercial applications. In addition, if the U.S. government determines that we or our subcontractors have not taken effective steps to achieve practical application of these inventions in any field of use in a reasonable time, the government may require that we or our subcontractors license these inventions to third parties in that field of use.
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
Employees
As of December 31, 2014, we had 144 active full-time employees and one part-time employee, none of whom are unionized. We believe that relations with our employees are good.

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
Our success depends upon the ability and continuing willingness of our licensees to manufacture and sell products utilizing our technologies and materials, specifically our phosphorescent emitters and host materials, and the widespread acceptance of our licensees’ products in the consumer marketplace. Any slowdown in the demand for our licensees’ products or a decrease in our licensees’ use of or demand for our materials would adversely affect our material sales and royalty revenues and thus our business. Our licensees’ decrease in the use of or demand for our materials may depend on several factors, including pricing, availability, continued technical improvements and competitive product offerings. The markets for flat panel displays and lighting products are highly competitive. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our licensees and us, including the cyclical and seasonal nature of the end-user markets that our licensees serve, as well as industry and general economic conditions.
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
Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development and evaluation purposes and commercial purposes. Our agreement with PPG Industries currently runs through the end of 2016 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG Industries or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturer's current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.
Inventory management relating to our material sales is complex, and excess inventory may harm our business and cause it to suffer.
Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels of our OLED materials without firm legal commitments to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Our manufacturers may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply and demand of their products by end-users, our products and the products of our competitors that are available to them. Excess inventory of our OLED materials is subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on earnings due to the resulting costs associated with the inventory impairment charges and inventory write downs.
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

We rely on information technology systems to operate various elements of our business and a cyber attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
We are dependent on information technology systems to operate various elements of our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. In the ordinary course of business, we collect, store and transmit important data and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, we outsource certain elements of our information technology systems to third parties. As a result of this outsourcing, our third party vendors may or could have access to our confidential information making such systems vulnerable. Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could adversely affect our business.
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
Due to the current stage of commercialization of our OLED technologies and materials; the limited number of commercially successful consumer products utilizing our OLED technologies that licensees have introduced in the marketplace; the relatively short product lifetimes of these consumer products; and the significant development and manufacturing objectives that we and our licensees must achieve for the widespread inclusion of our OLED technologies in new classes of consumer products such as tablets, television displays and lighting products, our quarterly operating results are difficult to predict and may vary significantly from quarter to quarter.
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
As of February 24, 2015, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.
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
Our executive officers and directors, their respective affiliates and the adult children of Sherwin Seligsohn, our Founder and Chairman of the Board of Directors, beneficially own, as of February 24, 2015, approximately 11.8% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.
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
On November 26, 2009, the European Patent Office (the EPO) issued its written decision to reject the opposition and to maintain the patent as granted. On April 12, 2010, CDT filed an appeal to the EPO panel decision. On August 19, 2010, we filed a timely response to the EPO panel decision. The EPO subsequently scheduled an appeal hearing for the first quarter of 2015. On January 6, 2015, CDT withdrew its opposition of the '958 patent. On January 20, 2015, the EPO accepted the withdrawal notice, and issued a notice that the appeal proceedings were closed. The '958 patent is therefore maintained as originally granted.

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
An Oral Hearing was held before an EPO panel of first instance in Munich, Germany on April 8-9, 2014. The panel decided that the broad claims originally issued did not satisfy EPO requirements and amended the claims to more narrowly define the scope of the claims. The '870 patent, in its amended form, was held by the panel to comply with EPO requirements.
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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal, and an Oral Hearing is scheduled for the first quarter of 2015. In January 2015, Sumitomo withdrew its opposition of the '803 patent. The EPO accepted the withdrawal notice, and issued a notice that the appeal proceedings will proceed with the two remaining opponents.
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
The EPO combined the oppositions into a single opposition proceeding and a hearing has been scheduled for the second quarter of 2015.
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
On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of the appeals process. Two of the three opponents also filed their own appeals of the ruling. Sumitomo did not file an appeal within the allotted time, and is therefore no longer a party to the proceedings. Subsequently, in January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The EPO issued a notice that the appeal proceedings will proceed with the two remaining opponents.
In addition to the above proceedings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fuji Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers as of February 24, 2015:

Name	Age	Position
Sherwin I. Seligsohn	79	Founder and Chairman of the Board of Directors
Steven V. Abramson	63	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	67	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	53	Senior Vice President and Chief Technical Officer
Janice K. Mahon	57	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	49	Vice President, Legal and General Manager, Patents and Licensing
Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.
Sherwin I. Seligsohn is our Founder and has been the Chairman of our Board of Directors since June 1995. He also served as our Chief Executive Officer from June 1995 through December 2007, and as our President from June 1995 through May 1996. Mr. Seligsohn serves as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He was also previously the Chairman of the Board of Directors, President and Chief Executive Officer of NanoFlex Power Corporation (formally known as Global Photonic Energy Corporation) (NanoFlex) since its inception until April 2012, when he resigned from his positions at NanoFlex. Since that time, the only relationship Mr. Seligsohn has had with NanoFlex is as a shareholder and option holder. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board of Directors. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton.
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
Sidney D. Rosenblatt is an Executive Vice President and has been our Chief Financial Officer, Treasurer and Secretary since June 1995. He also has been a member of our Board of Directors since May 1996. Mr. Rosenblatt was the owner of S. Zitner Company from August 1990 through August 2010 and served as its President from August 1990 through December 1998. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital. Mr. Rosenblatt is also a trustee of Arcadia University and is on the Board of Managers of the Overbrook School for the Blind. He is also a member of the Board of the Careers in Culinary Arts Program.
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
Janice K. Mahon has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our PHOLED Material Sales Business in January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. Mahon has also been active with the OLED Association since 2009, including as a member of the Board of Directors and Marketing Committee Chairperson.

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

	High Close	Low Close
2014
Fourth Quarter	$32.90	$25.59
Third Quarter	37.40	28.90
Second Quarter	32.15	22.93
First Quarter	35.03	30.63
2013
Fourth Quarter	$38.20	$29.15
Third Quarter	37.93	27.16
Second Quarter	33.35	26.02
First Quarter	34.55	25.20
As of February 24, 2015, there were approximately 285 holders of record of our common stock.
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
Share Repurchases
In June of 2014, we announced that the Board of Directors had approved a program to repurchase up to $50 million of the outstanding shares of our common stock from time to time over the next twelve months (the Repurchase Program). The amount and timing of repurchases will depend on a number of factors, including the price, availability of shares of the Company's common stock, trading volume and general market conditions. The repurchases may be made on the open market, in block trades or otherwise. The Repurchase Program may be suspended or discontinued at any time. During the quarter ended December 31, 2014, we repurchased 242,034 shares of common stock at a cost of $7.0 million.
Additionally, during the quarter ended December 31, 2014, we acquired 166 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the fourth quarter of 2014 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	100	$30.30	115,507	$24,000,000
November 1 – November 30	—	—	126,527	20,500,000
December 1 – December 31	66	26.40	—	20,500,000
Total	166	—	242,034	—

Performance Graph
The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2009 to December 31, 2014, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2009 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
Universal Display Corp.	100.00	247.98	296.84	207.28	277.99	224.51
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NASDAQ Electronic Components	100.00	115.58	104.51	104.38	144.39	190.64
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

(in thousands, except share and per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Results:
Total revenue	$191,031	$146,639	$83,224	$61,289	$30,545
Cost of material sales	41,315	28,889	4,528	3,731	888
Research and development expense	41,154	34,215	30,032	24,129	21,695
Selling, general and administrative expense	28,135	24,745	19,550	18,940	13,041
Patent costs and amortization of acquired technology	17,288	17,273	13,385	7,442	4,271
Interest income	777	811	1,240	994	279
Income tax benefit (expense) (1)	(17,473)	35,044	(5,208)	714	134
Net income (loss)	41,854	74,052	9,660	3,155	(19,917)
Net income (loss) per common share, basic	$0.90	$1.61	$0.21	$0.07	$0.53
Net income (loss) per common share, diluted	$0.90	$1.59	$0.21	$0.07	$0.53
Unaudited non-GAAP Measures:
Adjusted net income (loss)*	41,854	32,634	9,660	3,155	(19,917)
Adjusted net income (loss) per common share, basic*	$0.90	$0.71	$0.21	$0.07	$0.53
Adjusted net income (loss) per common share, diluted*	$0.90	$0.70	$0.21	$0.07	$0.53
Balance Sheet Data:
Total assets	$489,847	$462,754	$385,524	$373,878	$92,327
Current liabilities	26,823	23,229	22,299	19,517	25,045
Shareholders’ equity	448,742	427,686	350,235	342,227	57,430
Other Financial Data:
Working capital	$343,682	$303,819	$245,246	$342,787	$57,355
Capital expenditures	6,153	4,710	2,737	2,624	369
Additions to intangibles	—	359	109,102	440	—
Weighted average shares used in computing basic net income (loss) per common share	46,252,960	45,898,019	45,951,276	43,737,968	37,567,374
Weighted average shares used in computing diluted net income (loss) per common share	46,685,145	46,543,605	46,883,602	45,140,394	37,567,374
Shares of common stock outstanding, end of period	45,703,963	46,423,667	46,355,535	46,113,296	38,936,571
_______________________________________________
(1) During the year ended December 31, 2013, we released income tax valuation allowances of $59.4 million.
* The unaudited adjusted presentation is a non-GAAP measure which reflects our operating results excluding the impact of the release of certain income tax valuation allowances (including the impact of recording a deferred income tax provision subsequent to the release) for the year ended December 31, 2013. The adjusted presentation is intended to present our net income and net income per common share information for the year ended December 31, 2013 as if the income tax valuation allowances were not reversed, consistent with prior years. Refer to the reconciliation of non-GAAP measures below for more detail.

Reconciliation of non-GAAP measures
The following table details our reconciliation of non-GAAP measures to the most directly comparable GAAP measures:

(in thousands, except per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Unaudited)
Operating Results:
Net income (loss)	$41,854	$74,052	$9,660	$3,155	$(19,917)
Non-GAAP Reconciling Items:
Deferred income tax expense	—	17,934	—	—	—
Release of income tax valuation allowances	—	(59,352)	—	—	—
Total non-GAAP reconciling items	—	(41,418)	—	—	—
Non-GAAP Measures:
Adjusted net income (loss)	$41,854	$32,634	$9,660	$3,155	$(19,917)
Adjusted net income (loss) per common share, basic *	$0.90	$0.71	$0.21	$0.07	$(0.53)
Adjusted net income (loss) per common share, diluted **	$0.90	$0.70	$0.21	$0.07	$(0.53)
_______________________________________________
* The adjusted net income (loss) per common share, basic is derived from dividing adjusted net income by the number of weighted average shares used in computing basic net income (loss) per common share.
**The adjusted net income per common share, diluted for the year ended December 31, 2013, is derived from dividing adjusted net income by adjusted weighted average shares of 46,582,347, which excludes the amount of any excess tax benefits in assumed proceeds in calculating the weighted average shares using the treasury stock method. The exclusion is intended to present our diluted net income per common share for the year ended December 31, 2013 as if our assessment of the future realizability of our deferred tax assets did not change and the income tax valuation allowances were not reversed, consistent with prior periods. For the years ended December 31, 2014 and from December 31, 2009 to 2012, there is no difference between net income (loss) per common share and adjusted net income (loss) per common share.
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
We receive license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. For arrangements with extended payment terms, where the fee is not fixed or determinable, we recognize revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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
In January 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and supersede the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display's sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period, resulting in an accumulated deficit of $88.3 million as of December 31, 2014.
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
We believe that our accounting policies related to revenue recognition and deferred revenue, inventories, the valuation and recoverability of acquired technology, stock-based compensation, income taxes and our Supplemental Executive Retirement Plan, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.
Revenue Recognition and Deferred Revenue
Material sales related to the Company's sale of its OLED materials for incorporation into its customers' commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time or delivery, and the passage of title, depending upon the contractual agreement between the parties.
We receive non-refundable advance license and royalty payments under certain commercial, development and technology evaluation agreements with our customers. The advanced license payments are recorded as liabilities in the consolidated balance sheet and are generally recognized as revenue over the term of the agreement. For arrangements with extended payment terms where the fee is not fixed and determinable, we recognize revenue when the payment is due and payable. If we used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ. The advanced royalty payments are recorded as liabilities on the consolidated balance sheet and amounts are recognized as revenue when earned under the term of the agreement and the amount is fixed and determinable. As of December 31, 2014, $5.8 million was recorded as deferred revenue.
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
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $4.3 million, $178,000 and $406,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Inventories
Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers, and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a 12-month rolling forecast based on factors, including, but not limited to, our production cycles, anticipated product orders, marketing forecasts, backlog, and shipment activities. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may require additional inventory write-downs. If demand is higher than expected, inventories that had previously been written down may be sold.
Certain of the Company’s customers have assumed the responsibility for maintaining our inventory at their location based on the customers demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.
Valuation and Recoverability of Acquired Technology
During the year ended December 31, 2012, we acquired a portfolio of patent and patent applications for $109.5 million including related costs and expenses. For additional information, see Note 6 in the Notes to Consolidated Financial Statements.
The net book value of all our acquired technology was $83.0 million as of December 31, 2014. Acquired technology assets are subject to amortization. These assets are currently being amortized on a straight-line basis over a period of 7.5 to 10 years which are their estimated economic lives. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.
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
Valuation of Stock-Based Compensation
We recognize in the statement of income the grant-date fair value of equity-based compensation issued to employees and directors (see Notes 2 and 12 of the Notes to Consolidated Financial Statements). We also record an expense for equity-based compensation grants to non-employees, in exchange for goods or services based on the fair value of the award, which is remeasured over the vesting period of such awards.
The performance unit awards we grant are subject to either a performance-based or market-based vesting requirement. For performance-based vesting, the grant-date fair value of the award, based on fair value of the Company's common stock, is recognized over the service period, based on an assessment of the likelihood that the applicable performance goals will be achieved, and compensation expense is periodically adjusted based on actual and expected performance. Compensation expense for performance unit awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.
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

Our income tax expense during the year ended December 31, 2014 primarily related to federal taxes on our U.S. income and foreign withholding taxes. The foreign taxes were primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2014, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits.
Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted. In addition, our ability to use our federal net operating loss carryforwards could be subject to limitation because of certain ownership changes. Net deferred tax assets totaled $31.4 million, representing, 6.4% of total assets, as of December 31, 2014.
Although we generated income before income taxes during the year ended December 31, 2013, there was a benefit for income taxes due to the release of valuation allowances.
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
The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (the Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 3.57% at December 31, 2014. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $7,500.

RESULTS OF OPERATIONS
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
We had operating income of $58.6 million for the year ended December 31, 2014, compared to operating income of $38.2 million for the year ended December 31, 2013. The increase in operating income was due to the following:

•
an increase in revenue of $44.4 million, which includes increases in both material sales and royalty and license fees, partially offset by a $3.0 million decrease in technology development and support revenue; offset by

•
an increase in operating expenses of $24.0 million, which includes a $12.4 million increase in the cost of material sales, a $3.4 million increase in selling, general and administrative expenses and a $6.9 million increase in research and development expenses, all of which are described below.

We had net income of $41.9 million (or $0.90 per basic share and $0.90 per diluted share) for the year ended December 31, 2014, compared to net income of $74.1 million (or $1.61 per basic and diluted share) for the year ended December 31, 2013. The decrease in net income was primarily due to:

•	recording income tax expense of $17.5 million in 2014 compared to the recognition of a tax benefit of $35.0 million in 2013, resulting from the release of income tax valuation allowances; offset by

•	the increase in operating income of $20.4 million; and
We had adjusted net income of $32.6 million (or $0.71 per adjusted basic share and $0.70 per adjusted diluted share) for the year ended December 31, 2013. This non-GAAP measure excludes the effect of the tax valuation allowance releases described above. See the discussion of non-GAAP measures in Item 6 (Selected Financial Data) of this report.
Revenue
The following table details our revenues for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenue:
Material sales	$126,885	$95,713	$31,172	33%
Royalty and license fees	63,192	47,006	16,186	34%
Technology development and support revenue	954	3,920	(2,966)	(76)%
Total revenue	$191,031	$146,639	$44,392	30%
Total revenue for the year ended December 31, 2014 increased by $44.4 million compared to the year ended December 31, 2013. The increase in revenue was primarily the result of increased material sales and royalty and license fees.
Material sales
The following table details our revenues derived from material sales for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		Increase
	2014	2013	$	%
Material sales:
Commercial material sales	$117,499	$88,131	$29,368	33%
Developmental material sales	9,386	7,582	1,804	24%
Total material sales	$126,885	$95,713	$31,172	33%
Commercial material sales for the year ended December 31, 2014 increased by $29.4 million compared to the year ended December 31, 2013, primarily reflecting increased commercial chemical sales resulting from the adoption of our technology and materials in the marketplace by display manufacturers. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Developmental material sales for the year ended December 31, 2014 increased by $1.8 million compared to the year ended December 31, 2013, primarily reflecting increased developmental material sales of our OLED materials for our customers' evaluation, manufacture and development activities. This increase was offset by a change in sales mix from developmental to commercial. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products. The costs related to these sales are included in research and development expense.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		Increase
	2014	2013	$	%
Material sales:
Phosphorescent emitter sales	$85,559	$61,552	$24,007	39%
Host material sales	41,326	34,161	7,165	21%
Total material sales	$126,885	$95,713	$31,172	33%
Phosphorescent emitter sales for the year ended December 31, 2014 increased by $24.0 million compared to the year ended December 31, 2013. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial and developmental phosphorescent emitter sales.
Host material sales for the year ended December 31, 2014 increased by $7.2 million compared to the year ended December 31, 2013. The increase in our host material sales was primarily due to an increase in the number of grams sold as well as the collection of pass through tax settlements of $3.9 million with a Japanese customer related to certain host sales in Japan. These increases were offset by a decrease in the average price per gram sold. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our short and long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		Increase
	2014	2013	$	%
Royalty and license fees	$63,192	$47,006	$16,186	34%
Royalty and license fees for the year ended December 31, 2014 increased by $16.2 million compared to the year ended December 31, 2013. The increase reflects the receipt and therefore recognition of $50.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $40.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers.
Technology development and support revenue
Technology development and support revenue were as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		(Decrease)
	2014	2013	$	%
Technology development and support revenue	$954	$3,920	$(2,966)	(76)%
Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by the U.S. government for all or a portion of the research and development expenses we incur related to our government contracts.
Technology development and support revenue for the year ended December 31, 2014 decreased by $3.0 million compared to the year ended December 31, 2013. The decrease was primarily related to the smaller number of government contracts. As of December 31, 2014, we did not have any active government contracts.

Cost of material sales
Cost of commercial material sales were as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2014	2013
Commercial material sales	$117,499	$88,131
Cost of commercial material sales	41,315	28,889
% of commercial material sales	35%	33%
Cost of commercial material sales for the year ended December 31, 2014 increased by $12.4 million compared to the year ended December 31, 2013. The increase in our cost of commercial material sales was primarily due to the 33% increase in commercial material sales as well as an increase in pass through tax settlements of $3.9 million that was owed to the Japanese tax authority related to certain host sales in Japan. In 2014, cost of materials sales was further increased by inventory write-downs of $3.9 million. This increase was partially offset by a reduction in the costs of manufacturing the materials. Depending on the amounts, timing and state of materials being classified as commercial, we expect cost of materials sales to fluctuate year over year.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which have already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Research and development
We incurred research and development expenses of $41.2 million for the year ended December 31, 2014, compared to $34.2 million for the year ended December 31, 2013. The increase was primarily due to:

•
increased costs of $2.7 million associated with bonus and stock-based compensation for certain employees as well as increased salaries and salary related expenses associated with new and existing employees;

•	increased costs of $3.9 million incurred under our agreement with PPG Industries; and

•	increased consulting and lab related costs of $2.4 million due to increased outsourced research and development efforts; offset by

•	decreased costs of $1.9 million related to joint development and sponsored research contracts.
Selling, general and administrative
Selling, general and administrative expenses were $28.1 million for the year ended December 31, 2014, compared to $24.7 million for the year ended December 31, 2013. The increase was primarily due to increased costs associated with bonus and stock-based compensation for certain executive officers, increased accounting and consulting costs, and increased salaries and salary-related expenses associated with new and existing employees.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology was $17.3 million for both the years ended December 31, 2014 and 2013.
Royalty and license expense
Royalty and license expense increased to $4.5 million for the year ended December 31, 2014, compared to $3.3 million for the year ended December 31, 2013. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 3 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
We recorded income tax expense of $17.5 million for the year ended December 31, 2014 compared to an income tax benefit of $35.0 million for the year ended December 31, 2013.
Our income tax expense for the year ended December 31, 2014 primarily related to federal taxes on our U.S. income and foreign withholding taxes. Our income tax benefit during the year ended December 31, 2013 was primarily the result of the release of valuation allowances offset by foreign withholding taxes.
The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. During the year ended December 31, 2014 and 2013, we paid South Korea withholding taxes of $8.3 million and $6.6 million, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
We had operating income of $38.2 million for the year ended December 31, 2013, compared to operating income of $13.7 million for the year ended December 31, 2012. The increase in operating income was due to:

•
an increase in revenue of $63.4 million, which includes increases in both material sales and royalty and license fees, partially offset by a $3.2 million dollar decrease in technology development and support revenue; offset by

•
an increase in operating expenses of $38.8 million, which includes a $24.4 million increase in the cost of material sales, a $3.9 million increase in patent costs and amortization of acquired technology, a $5.2 million increase in selling, general and administrative expenses and a $4.2 million increase in research and development expenses, all of which are described below.

We had net income of $74.1 million (or $1.61 per basic and diluted share) for the year ended December 31, 2013, compared to net income of $9.7 million (or $0.21 per basic and diluted share) for the year ended December 31, 2012. The increase in net income was primarily due to:

•	an increase of operating income of $24.6 million; and

•	a tax benefit of $35.0 million resulting primarily from the release of income tax valuation allowances.
Revenue
The following table details our revenues for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenue:
Material sales	$95,713	$44,472	$51,241	115%
Royalty and license fees	47,006	31,698	15,308	48%
Technology development and support revenue	3,920	7,074	(3,154)	(45)%
Total revenue	$146,639	$83,244	$63,395	76%
Total revenue for the year ended December 31, 2013 increased by $63.4 million compared to the year ended December 31, 2012. The increase in our total revenue was primarily the result of increased commercial chemical sales due to the increased adoption of our technology and materials in the marketplace by display manufacturers.
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

Material sales included sales of both phosphorescent emitter and host materials. Material sales were comprised of the following for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase
	2013	2012	$	%
Material sales:
Phosphorescent emitter sales	$61,552	$38,424	$23,128	60%
Host material sales	34,161	6,048	28,113	465%
Total material sales	$95,713	$44,472	$51,241	115%
Phosphorescent emitter sales for the year ended December 31, 2013 increased by approximately $23.1 million compared to the year ended December 31, 2012. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial phosphorescent emitter sales, offset by a decrease in development phosphorescent emitter sales.
Host material sales for the year ended December 31, 2013 increased by $28.1 million compared to the year ended December 31, 2012. The increase in our host material sales was primarily due to an increase in the number of grams sold, offset by a decrease in the average price per gram sold. We believe we can participate in the host materials business due to our long experience in developing emitter materials, which are used together with our host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host materials business if more competitive than the phosphorescent material sales business. Thus, our short and long-term prospects are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,		Increase
	2013	2012	$	%
Royalty and license fees	$47,006	$31,698	$15,308	48%
Royalty and license fees for the year ended December 31, 2013 increased by $15.3 million compared to the year ended December 31, 2012. The increase in our royalty and license fees mostly related to SDC, which are not dependent material sales. Our license fees from SDC increased $10.0 million, and our license fees based on commercial chemical sales increased $3.8 million. During the year ended December 31, 2013, we also recognized as revenue $1.5 million, which was previously deferred because the payment was creditable against the license fee under a commercial license agreement in the event we entered into one with the customer. During the year ended December 31, 2013, we determined that the likelihood of us entering into such agreement with this customer was remote. As a result of this determination, we recorded the $1.5 million payment as revenue in the fourth quarter of 2013.

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
Technology development and support revenue for the year ended December 31, 2013 decreased by $3.2 million compared to year ended December 31, 2012. The decrease is primarily related to the smaller number of government contracts and due to the riming of revenue recognition for certain customers.
Cost of material sales
Cost of commercial material sales were as follows for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012
Commercial material sales	$88,131	$27,350
Cost of commercial material sales	28,889	4,528
% of commercial material sales	33%	17%
Cost of commercial material sales for the year ended December 31, 2013 increased 24.4 million from the year ended December 31, 2012. The increase in our cost of commercial material sales was due primarily to the aforementioned 222% increase in commercial material sales as well as the product mix of materials sold. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter. As a result of these fluctuations, and due to increased sales of commercial materials, cost of material sales increased for the year ended December 31, 2013, compared to the same period in 2012.
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

Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology increased to $17.3 million for the year ended December 31, 2013, compared to $13.4 million for the year ended December 31, 2012. The increase relates to an increase in the duration of the year for amortization on patents purchased from Fujifilm in July 2012 (see Note 6 in Notes to Consolidated Financial Statements for further discussion), offset by a decrease in patent costs mainly due to the timing of legal expenses as well as an effort to reduce legal expenses.
Royalty and license expense
Royalty and license expense increased to $3.3 million for the year ended December 31, 2013, compared to $2.1 million for the year ended December 31, 2012. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
Interest income
Interest income decreased to $0.8 million for the year ended December 31, 2013, compared to $1.2 million for the year ended December 31, 2012. The decrease was primarily due to the timing of purchases of investments and an overall lower average balance of cash held in 2013.
Income taxes
We recorded an income tax benefit of $35.0 million for the year ended December 31, 2013 compared to income tax expense of $5.2 million year ended December 31, 2012.
Our income tax benefit during the year ended December 31, 2013 was primarily the result of the release of valuation allowances offset by foreign withholding taxes. The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to U.S. operating entity at a rate of 16.5%. During the year ended December 31, 2013, we paid South Korean withholding taxes of $6.6 million, and received a federal refund of $226,000 related to alternative minimum taxes.
Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of December 31, 2014, we had cash and cash equivalents of $45.4 million and short-term investments of $243.1 million, for a total of $288.5 million. This compares to cash and cash equivalents of $70.6 million and short-term investments of $202.0 million, for a total of $272.6 million, as of December 31, 2013. The decrease in cash and cash equivalents of $25.2 million was primarily due to cash used in financing activities, partially offset by cash provided by operating activities.
Cash provided by operating activities was $47.3 million for the year ended December 31, 2014, compared to $45.0 million for the year ended December 31, 2013. The increase in cash provided by operating activities was primarily due to the following:

•	the decrease in net income of $32.2 million; and

•	the impact of the recognition of net deferred income tax assets of $50.5 million; partially offset by

•	net inventory purchases of $26.9 million due to the increase in host materials, as well as the procurement of precious metal raw materials used to hedge against future price increases.
Cash used in investing activities was $42.3 million for the year ended December 31, 2014, compared to $54.8 million for the year ended December 31, 2013. The decrease in cash used in investing activities was mainly due to the timing of maturities and purchases of investments resulting in net purchases of $36.2 million for the year ended December 31, 2014, compared to net purchases of $49.7 million for the year ended December 31, 2013. This decrease was partially offset by increased property and equipment purchases of $1.4 million.
Cash used in financing activities was $30.1 million for the year ended December 31, 2014, compared to cash used of $5.5 million for the year ended December 31, 2013. The increase in cash used in financing activities was primarily due to $29.5 million of repurchases of common stock during the year ended December 31, 2014, compared to $5.5 million of repurchases of common stock in the year ended December 31, 2013.
Working capital was $343.7 million as of December 31, 2014, compared to $303.8 million as of December 31, 2013. The increase in working capital is primarily due to the increase in short-term investments, accounts receivable and inventory, partially offset by a decrease in cash.

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
Contractual Obligations
As of December 31, 2014, we had the following contractual commitments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$22,103	$—	$1,652	$1,689	$18,762
Research related obligations	5,835	1,418	2,175	2,242	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$28,438	$1,518	$4,027	$4,131	$18,762
_____________________________________________
(1) Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until such times the agreement is no longer in effect. The agreement has no scheduled expiration date.
(2) See Note 14 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting and the associated attestation report of our independent registered public accounting firm are set forth in Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is set forth in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2015 (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Bylaws of the registrant (2)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (3)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (3)
10.11#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (6)
10.12#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (6)
10.13#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (7)
10.14#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of January 6, 2011 (7)
10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of March 8, 2012 (8)

Exhibit Number	Description
10.16#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of March 8, 2012 (8)
10.17#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)
10.22#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)
10.19#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)
10.20#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (10)
10.21	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (11)
10.22	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)
10.23	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (12)
10.24	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (13)
10.25	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (14)
10.26
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (14)

10.27	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (15)
10.28	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)
10.29+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (16)
10.30+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)
10.31+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)
10.32+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006(18)
10.33+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (19)
10.33+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (20)
10.34+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011 (16)
10.35+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011 (22)
10.36+	OLED Technology License Agreement between the registrant and Lumiotec, Inc., dated as of January 5, 2012 (8)
10.37+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company. (23)
10.38	Amendment No. 3 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of June 1, 2013 (24).
10.39#	Universal Display Corporation Annual Incentive Plan (25)
10.40#	Form Agreement - Restricted Stock Unit Grant Letter (26)
10.41#	Form Agreement - Performance Unit Grant Letter (26)
10.42#	Universal Display Corporation Equity Compensation Plan (27)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit Number	Description
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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(7)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.
(13)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(15)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(17)	Filed as an Exhibit to an Amended Current Report on Form 8-K, filed with the SEC on December 19, 2011.
(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.
(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.
(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.
(21)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC on June 23, 2010.
(22)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.
(23)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(24)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(25)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(26)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
(27)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
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

Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 26, 2015
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2015
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	February 26, 2015
Sidney D. Rosenblatt

/s/ Leonard Becker	Director	February 26, 2015
Leonard Becker

/s/ Elizabeth H. Gemmill	Director	February 26, 2015
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 26, 2015
C. Keith Hartley

/s/ Lawrence Lacerte	Director	February 26, 2015
Lawrence Lacerte

/s/ Richard C. Elias	Director	February 26, 2015
Richard C. Elias

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 26, 2015

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:
We have audited Universal Display Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Display Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2015

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Universal Display Corporation:
We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Display Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Philadelphia, Pennsylvania
February 26, 2015

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,418	$70,586
Short-term investments	243,088	202,024
Accounts receivable	22,075	15,657
Inventories	37,109	10,595
Deferred income taxes	18,459	21,563
Other current assets	4,356	6,623
Total current assets	370,505	327,048
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24,813 and $22,756	19,922	14,893
ACQUIRED TECHNOLOGY, net of accumulated amortization of $43,838 and $32,841	83,014	94,011
INVESTMENTS	3,047	7,417
DEFERRED INCOME TAXES	12,934	19,143
OTHER ASSETS	425	242
TOTAL ASSETS	$489,847	$462,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,260	$5,256
Accrued expenses	14,986	16,039
Deferred revenue	2,466	1,910
Other current liabilities	111	24
Total current liabilities	26,823	23,229
DEFERRED REVENUE	3,366	2,403
RETIREMENT PLAN BENEFIT LIABILITY	10,916	9,436
Total liabilities	41,105	35,068

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 47,061,826 and 46,825,168 shares issued at December 31, 2014 and 2013, respectively	471	468
Additional paid-in capital	581,114	572,401
Accumulated deficit	(88,305)	(130,159)
Accumulated other comprehensive loss	(4,382)	(4,368)
Treasury stock, at cost (1,357,863 and 401,501 shares at December 31, 2014 and 2013, respectively)	(40,158)	(10,658)
Total shareholders’ equity	448,742	427,686
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$489,847	$462,754
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Material sales	$126,885	$95,713	$44,472
Royalty and license fees	63,192	47,006	31,698
Technology development and support revenue	954	3,920	7,074
Total revenue	191,031	146,639	83,244

OPERATING EXPENSES:
Cost of material sales	41,315	28,889	4,528
Research and development	41,154	34,215	30,032
Selling, general and administrative	28,135	24,745	19,550
Patent costs and amortization of acquired technology	17,288	17,273	13,385
Royalty and license expense	4,519	3,273	2,073
Total operating expenses	132,411	108,395	69,568
Operating income	58,620	38,244	13,676
INTEREST INCOME	777	811	1,240
INTEREST EXPENSE	(70)	(47)	(48)
INCOME BEFORE INCOME TAXES	59,327	39,008	14,868
INCOME TAX (EXPENSE) BENEFIT	(17,473)	35,044	(5,208)
NET INCOME	$41,854	$74,052	$9,660

NET INCOME PER COMMON SHARE:
BASIC	$0.90	$1.61	$0.21
DILUTED	$0.90	$1.59	$0.21

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,252,960	45,898,019	45,951,276
DILUTED	46,685,145	46,543,605	46,883,602
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
NET INCOME	$41,854	$74,052	$9,660

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of $3, $4, and none, respectively	(4)	(6)	(31)
Employee benefit plan:
Actuarial (loss) gain on retirement plan	(385)	901	(442)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $209, $726 and none, respectively	375	439	628
Net change for employee benefit plan	(10)	1,340	186

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(14)	1,334	155

COMPREHENSIVE INCOME	$41,840	$75,386	$9,815
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, JANUARY 1, 2012	200,000	$2	46,113,296	$461	$561,492	$(213,871)	$(5,857)	—	$—	$342,227
Net income	—	—	—	—	—	9,660	—	—	—	9,660
Other comprehensive income	—	—	—	—	—	—	155	—	—	155
Repurchase of common stock	—	—	—	—	—	—	—	205,902	(5,202)	(5,202)
Exercise of common stock options and warrants, net of tendered shares	—	—	222,549	2	853	—	—	—	—	855
Issuance of common stock to employees, net of shares withheld for employee taxes	—	—	170,584	2	1,123	—	—	—	—	1,125
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	43,341	—	1,094	—	—	—	—	1,094
Issuance of common stock to employees under an Employee Stock Purchase Plan (ESPP)	—	—	11,667	—	321	—	—	—	—	321
BALANCE, DECEMBER 31, 2012	200,000	2	46,561,437	465	564,883	(204,211)	(5,702)	205,902	(5,202)	350,235
Net income	—	—	—	—	—	74,052	—	—	—	74,052
Other comprehensive income	—	—	—	—	—	—	1,334	—	—	1,334
Repurchase of common stock	—	—	—	—	—	—	—	195,599	(5,456)	(5,456)
Exercise of common stock options and warrants, net of tendered shares	—	—	223,714	2	2,556	—	—	—	—	2,558
Issuance of common stock to employees, net of shares withheld for employee taxes	—	—	(13,502)	—	3,519	—	—	—	—	3,519
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	39,153	1	1,100	—	—	—	—	1,101
Issuance of common stock to employees under an ESPP	—	—	14,366	—	343	—	—	—	—	343
BALANCE, DECEMBER 31, 2013	200,000	2	46,825,168	468	572,401	(130,159)	(4,368)	401,501	(10,658)	427,686
Net income	—	—	—	—	—	41,854	—	—	—	41,854
Other comprehensive loss	—	—	—	—	—	—	(14)	—	—	(14)
Repurchase of common stock	—	—	—	—	—	—	—	956,362	(29,500)	(29,500)
Exercise of common stock options, net of tendered shares	—	—	184,798	3	1,884	—	—	—	—	1,887
Issuance of common stock to employees	—	—	83,834	1	8,026	—	—	—	—	8,027
Shares withheld for employee taxes	—	—	(83,831)	(1)	(2,843)	—	—	—	—	(2,844)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	39,484	—	1,318	—	—	—	—	1,318
Issuance of common stock to employees under an ESPP	—	—	12,373	—	328	—	—	—	—	328
BALANCE, DECEMBER 31, 2014	200,000	$2	47,061,826	$471	$581,114	$(88,305)	$(4,382)	1,357,863	$(40,158)	$448,742
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,854	$74,052	$9,660
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(4,274)	(5,880)	(5,284)
Depreciation	2,077	2,044	1,978
Amortization of intangibles	10,997	10,973	4,869
Amortization of premium and discount on investments, net	(531)	(458)	(778)
Stock-based compensation to employees	7,278	6,077	4,263
Stock-based compensation to Board of Directors and Scientific Advisory Board	995	809	781
Deferred income tax expense (benefit)	9,108	(41,418)	(11)
Retirement plan benefit expense	1,679	1,665	1,600
(Increase) decrease in assets:
Accounts receivable	(6,418)	(7,000)	2,070
Inventories	(26,514)	424	(7,175)
Other current assets	2,267	(2,706)	(2,284)
Other assets	(183)	35	33
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,055	3,614	4,718
Other current liabilities	87	(11)	11
Deferred revenue	5,793	2,767	3,303
Net cash provided by operating activities	47,270	44,987	17,754
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,153)	(4,710)	(2,737)
Additions to intangibles	—	(359)	(109,102)
Purchases of investments	(408,974)	(362,838)	(304,500)
Proceeds from sale of investments	372,818	313,132	380,253
Net cash used in investing activities	(42,309)	(54,775)	(36,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	328	343	321
Repurchase of common stock	(29,500)	(5,456)	(5,202)
Proceeds from the exercise of common stock options and warrants	1,887	2,832	1,483
Payment of withholding taxes related to stock-based employee compensation	(2,844)	(3,268)	(4,142)
Net cash used in financing activities	(30,129)	(5,549)	(7,540)
DECREASE IN CASH AND CASH EQUIVALENTS	(25,168)	(15,337)	(25,872)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	70,586	85,923	111,795
CASH AND CASH EQUIVALENTS, END OF YEAR	$45,418	$70,586	$85,923
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
The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, wearables, tablets, laptop computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 3,500 patents issued and pending worldwide.
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
Management’s Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of revenue recognition for license agreements, the useful life of acquired technology, the use and recoverability of inventories, income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

Financial Table of Contents

Cash, Cash Equivalents and Investments
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments at December 31, 2014 and 2013 consist of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2014
Certificates of deposit	$11,373	$4	$(13)	$11,364
Corporate bonds	228,799	14	(41)	228,772
U.S. Government bonds	5,999	—	—	5,999
	$246,171	$18	$(54)	$246,135
December 31, 2013
Certificates of deposit	$11,358	$2	$(16)	$11,344
Corporate bonds	190,738	33	(48)	190,723
U.S. Government bonds	3,074	—	—	3,074
Convertible notes	4,300	—	—	4,300
	$209,470	$35	$(64)	$209,441

On July 13, 2012, the Company entered into a three-year joint development agreement with Plextronics, Inc. (Plextronics), a private company engaged in printed solar, lighting and other electronics related research and development. The Company invested $4.0 million in Plextronics through the purchase of a convertible promissory note. The note accrued interest at a rate of 3% per year. The note was repaid in full plus interest during the first quarter of 2014. See Fair Value Measurements below for additional information regarding the note.
On July 17, 2012, the Company invested $300,000 in a private company engaged in plasma processing equipment research and development through the purchase of a convertible promissory note. The note accrued interest at a rate of 5% per year. The note was repaid in full plus interest during the second quarter of 2014. See Fair Value Measurements below for additional information regarding the note.
All short-term investments held at December 31, 2014 will mature within one year.
Trade Accounts Receivable
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties, license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. The Company recorded no bad debt expense in the years ended December 31, 2014, 2013 and 2012.
Inventories
Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to customers, and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. A 12-month rolling forecast based on factors, including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, and shipment activities is used in the forecast. If market conditions are less favorable than forecasts or actual demand from customers is lower than estimates, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.

Financial Table of Contents

Certain of the Company’s customers have assumed the responsibility for maintaining the Company's inventory at their location based on the customers' demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.
Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$970	$970	$—	$—
Short-term investments	243,088	243,088	—	—
Long-term investments	3,047	3,047	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,600	$7,600	$—	$—
Short-term investments	202,024	202,024	—	—
Long-term investments	7,417	3,117	—	4,300
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. Financial asset or liability classification is determined based on the lowest level input that is significant to the fair value measurement.
The Company's convertible promissory note investments were classified within investments on the consolidated balance sheet and fair value was based on Level 3 inputs.
These convertible promissory note investments are inherently risky as the notes lack a ready market for resale and the note issuer's success is dependent on numerous factors, including, among others, product development, market acceptance, operational efficiency, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors. The Company determined the fair value of its convertible promissory note investments portfolio quarterly by performing certain quantitative analyses of identified events or circumstances affecting the investee.
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost basis of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of December 31, 2014 and 2013.
The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the years ended December 31, 2014 and 2013, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Year Ended December 31,
	2014	2013
Fair value of notes, beginning of year	$4,300	$4,300
Repayments of notes	(4,300)	—
Fair value of notes, end of year	$—	$4,300

Financial Table of Contents

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
Impairment of Long-Lived Assets
Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2014, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2013 or 2012.
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
The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$41,854	$74,052	$9,660
Denominator:
Weighted average common shares outstanding – Basic	46,252,960	45,898,019	45,951,276
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	265,129	458,574	648,661
Restricted stock awards and units and performance units	167,056	187,012	283,665
Weighted average common shares outstanding – Diluted	46,685,145	46,543,605	46,883,602
Net income per common share:
Basic	$0.90	$1.61	$0.21
Diluted	$0.90	$1.59	$0.21
For the year ended December 31, 2014, 2013 and 2012, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards of 87,894, 140,839, and 212,941, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive, or for performance units, as the units would not be issued if the end of the reporting period was the end of the performance period.
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.

Financial Table of Contents

The Company receives non-refundable license and royalty payments under certain commercial, development and technology evaluation agreements. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as current and non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions, amounts classified as current as of December 31, 2014, may not be recognized as revenue over the next twelve months. The Company evaluates these agreements quarterly, and if it is determined that there is no appreciable likelihood of executing a commercial license agreement with the customer or if a customer terminates the relationship prior to the expiration of its term, the previous deferred amount will be recognized as revenue in the corresponding period. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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
Currently, the Company's most significant commercial license agreement, which is set to expire by the end of 2017, is with Samsung Display Co., Ltd. (SDC) and covers the manufacture and sale of specified OLED display products. Under this agreement, the Company is being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which are due in the second and fourth quarter of each year, increase on an annual basis over the term of the agreement. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets. Ratable recognition of revenue is impacted by the agreement's extended increasing payment terms in light of the Company's limited history with similar agreements. As a result, revenue is recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the agreement are recognized as revenue when they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year.
In January 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and supersede the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $4.3 million, $178,000 and $406,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Included in accounts receivable as of December 31, 2014 and 2013 are unbilled receivables of none and $92,000, respectively. All amounts are billed and due within one year.
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

Financial Table of Contents

Research and Development
Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Development and operations in the Company’s facilities	$27,891	$23,491	$21,381
PPG OLED Materials Agreement (Note 8)	10,614	7,470	6,170
Costs incurred under sponsored research agreements	2,014	2,671	2,058
Scientific Advisory Board compensation	635	583	423
	$41,154	$34,215	$30,032
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
Statement of Cash Flow Information
The following non-cash activities occurred (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrealized (loss) gain on available-for-sale securities	$(7)	$(10)	$(31)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	323	315	328
Common stock issued to employees that was accrued for in a previous period	749	282	252
Property and equipment purchases included in accounts payable	965	420	165
During the year ended December 31, 2014, 2013, and 2012, the Company paid cash of approximately $8.0 million, $6.6 million and $5.3 million for income taxes.
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

Financial Table of Contents

Share-Based Payment Awards
The Company recognizes in the statements of income the grant-date fair value of equity based awards such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units, performance unit awards issued to employees and directors.
The grant-date fair value of stock awards is based on the closing price of the stock on the date of grant. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of forfeitures. The Company issues new shares upon the respective grant, exercise or vesting of the share-based payment awards, as applicable.
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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of December 31, 2014, the Company is obligated to pay USC up to $5.8 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through December 31, 2014, the Company incurred $1.8 million in research and development expense for work performed under the newly amended 2006 Research Agreement.
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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $4.5 million, $3.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

4.	INVENTORIES:
Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	7,696	—
Work-in-process	4,419	3,558
Finished goods	24,994	7,037
	37,109	10,595
Inventories included $1.0 million and $1.2 million of inventory consigned to customers at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, 2013 and 2012, the Company recorded write-downs of inventories of $3.9 million, none, and none respectively. The write-downs for the year ended December 31, 2014 were comprised solely of finished goods inventory, which occurred in the fourth quarter.

5.	PROPERTY AND EQUIPMENT:
Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land	$820	$820
Building and improvements	17,631	15,605
Office and lab equipment	23,666	20,055
Furniture and fixtures	506	423
Construction-in-progress	2,112	746
	44,735	37,649
Less: Accumulated depreciation	(24,813)	(22,756)
Property and equipment, net	$19,922	$14,893
Depreciation expense was approximately $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Financial Table of Contents

6.	ACQUIRED TECHNOLOGY:
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
Fujifilm	109,462	109,462
	126,852	126,852
Less: Accumulated amortization	(43,838)	(32,841)
Acquired technology, net	$83,014	$94,011
Amortization expense for all intangible assets was $11.0 million, $11.0 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in patent costs and amortization of acquired technology expense on the consolidated statements of income.
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
Fujifilm Patent Acquisition
On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million, and costs of $4.5 million were incurred in connection with the purchase. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted the Company to assign all of its rights and obligations under the Agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the Agreement, its rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of costs as acquired technology which is being amortized over a period of 10 years.
Amortization expense related to acquired technology is currently expected to be as follows (in thousands):

Year	Projected Expense
2015	$10,999
2016	10,999
2017	10,999
2018	10,999
2019	10,999
Thereafter	28,019
$83,014

7.	ACCRUED EXPENSES:
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Compensation	$8,738	$7,977
Royalties	4,454	3,243
Research and development agreements	570	2,158
Professional fees	507	458
Consulting	370	338
Other	347	301
Inventories	—	1,564
	$14,986	$16,039

Financial Table of Contents

8.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:
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
Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the years ended December 31, 2014, 2013 and 2012.
The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.
The Company recorded expense of $9.2 million, $7.5 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	PREFERRED STOCK:
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

10.	SHAREHOLDERS' EQUITY:
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

On June 2, 2014, the Company's Board of Directors approved an additional stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. Since approval of the program and through December 31, 2014, the Company purchased 956,362 shares, at a cost of approximately $29.5 million.
Scientific Advisory Board, Board of Directors and Employee Awards
In March 2014, 2013 and 2012, respectively, the Company granted a total of 31,301, 22,568 and 16,866 shares of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2013, 2012 and 2011, respectively. The fair value of the shares issued was $749,000, $435,000 and $376,000, respectively, for employees and $323,000, $300,000 and $300,000, respectively, for members of the Board of Directors and non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2013, 2012 and 2011, respectively. In connection with the issuance of these grants, 8,071, 4,672 and 3,070 shares, respectively, with fair values of $271,000, $154,000 and $124,000, respectively, were withheld in satisfaction of employee tax withholding obligations in 2014, 2013 and 2012, respectively.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan(2)	Total	Affected line items in the consolidated statement of income
Balance January 1, 2012, net of tax	$13	$(5,870)	$(5,857)
Other comprehensive loss before reclassification	(31)	(442)	(473)
Reclassification to net income (1)	—	628	628	Selling, general and administrative and research and development
Change during period	(31)	186	155
Balance December 31, 2012, net of tax	$(18)	$(5,684)	$(5,702)
Other comprehensive loss before reclassification	(6)	901	895
Reclassification to net income (1)	—	439	439	Selling, general and administrative and research and development
Change during period	(6)	1,340	1,334
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive (loss) income before reclassification	(4)	(385)	(389)
Reclassification to net income (1)	—	375	375	Selling, general and administrative and research and development
Change during period	(4)	(10)	(14)
Balance December 31, 2014, net of tax	$(28)	$(4,354)	$(4,382)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income in the amounts of $375,000, $439,000 and $628,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
(2) Refer to Note 13: Supplemental Executive Retirement Plan.

12.	STOCK-BASED COMPENSATION:
The Company recognizes in the statements of income the grant-date fair value of equity based awards such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units, performance unit awards issued to employees and directors.
The grant-date fair value of stock awards is based on the closing price of the stock on the date of grant. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of forfeitures. The Company issues new shares upon the respective grant, exercise or vesting of the share-based payment awards, as applicable.

Financial Table of Contents

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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2014, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000 and have extended the term of the plan through 2024. At December 31, 2014, there were 3,724,140 shares that remained available to be granted under the Equity Compensation Plan. See the Company's Form 8-K filed on June 20, 2014 for more information regarding changes to the Equity Compensation Plan.
Stock Options
The following table summarizes the stock option activity during the year ended December 31, 2014 for all grants under the Equity Compensation Plan:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	570,483	$10.43
Granted	—	—
Exercised	(184,798)	10.25
Forfeited	—	—
Cancelled	(1,250)	9.88
Outstanding at December 31, 2014	384,435	10.52
Vested and expected to vest	384,435	10.52
Exercisable at December 31, 2014	384,435	$10.52
No stock options were granted during the years ended December 31, 2014, 2013 or 2012.
A summary of stock options outstanding and exercisable by price range at December 31, 2014 is as follows (in thousands, except share and per share data):

	Outstanding and Exercisable
	Number of Options Outstanding at December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Aggregate Intrinsic
Exercise Price	2014	Life (Years)	Price	Value (A)
$8.14-$10.04	94,365	0.1	$8.33	$1,832
$10.51-$10.68	238,800	1.0	$10.52	$4,116
$12.04-$18.34	51,270	1.72	$14.58	$675
Total	384,435	0.88	$10.52	$6,623
_______________________________________________
(A) The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2014.
The total intrinsic value of stock awards exercised during the years ended December 31, 2014, 2013 and 2012 was $3.7 million, $4.9 million and $7.5 million, respectively. There was no compensation expense recognized for the years ended December 31, 2014, 2013 and 2012.

Financial Table of Contents

During the years ended December 31, 2014, 2013 and 2012, none, 20,768 and 5,878 shares of common stock, with fair values of none, $1.0 million and $245,000, respectively, were tendered to net share settle the exercise of options. In connection with the exercise of options during the years ended December 31, 2014, 2013 and 2012, none, 7,599 and 15,066 shares, with fair values of none, $274,000 and $628,000, respectively, were withheld in satisfaction of tax withholding obligations.
Stock Awards
The following table summarizes the activity related to restricted stock unit share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2014	205,578	$34.40
Granted	100,827	31.76
Vested	(92,306)	34.91
Forfeited	(5,986)	33.20
Unvested, December 31, 2014	208,113	$32.93
The weighted average grant-date fair value of restricted stock unit share based payment awards granted was $31.76, $32.80 and $36.28 during the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes the activity related to restricted stock award share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2014	321,018	$22.35
Granted	31,412	33.40
Vested	(165,559)	22.03
Forfeited	(400)	31.11
Unvested, December 31, 2014	186,471	$24.47
The weighted average grant-date fair value of restricted stock award share based payment awards granted was $33.40, $32.54 and $38.76 during the years ended December 31, 2014, 2013 and 2012, respectively.
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
For the years ended December 31, 2014, 2013 and 2012, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $3.7 million, $3.8 million and $2.9 million, respectively, and research and development expense of $2.0 million, $1.9 million and $1.3 million, respectively.
In connection with the vesting of restricted stock awards and units during the years ended December 31, 2014, 2013 and 2012, respectively, shares were withheld in satisfaction of tax withholding obligations.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2014, 2013 and 2012, the Company recorded, compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $797,000, $525,000 and $532,000, respectively. Restricted stock issued during 2014, 2013 and 2012 was 23,750, 20,000, and 20,000 shares, respectively.

Financial Table of Contents

Fully Vested Stock Grants
For the years ended December 31, 2014, 2013 and 2012, respectively, the Company granted to employees and non-employees none, 123 and 1,755 shares of restricted stock, which shares fully vested as of the date of grant. The Company recorded research and development expense of none, $3,000 and $67,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for the fair value of these awards.
Performance Unit Awards
The following table summarizes the activity related to performance unit awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2014	35,776	$40.17
Granted	36,092	38.67
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2014	71,868	$39.42
During the years ended December 31, 2014 and 2013, respectively, the Company granted 36,092 and 35,776 performance units, of which 18,044 and 17,888 are subject to a performance-based vesting requirements and 18,048 and 17,888 are subject to a market-based vesting requirements, and will vest over the terms described below. The weighted average grant date fair value of the performance unit awards granted was $38.67 and $40.17 during the years ended December 31, 2014 and 2013, respectively, as determined by the Company's common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.
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
For the years ended December 31, 2014 and 2013, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expenses of $1.4 million and $453,000, respectively, and research and development expenses of $408,000 and $137,000, respectively.
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
For years ended December 31, 2014, 2013 and 2012, the Company issued 12,373, 14,366 and 11,667 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $328,000, $343,000 and $321,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded charges of $44,000, $36,000 and $26,000, respectively, to selling, general and administrative expense and $52,000, $71,000 and $78,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Financial Table of Contents

13.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2014 there were six participants in the SERP.
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
In connection with the initiation of the SERP, the Company recorded cost related to prior service of $3.4 million as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2015 is $584,000.

Financial Table of Contents

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$9,436	$9,837
Service cost	669	646
Interest cost	426	343
Actuarial loss (gain)	385	(1,390)
Benefit obligation, end of year	10,916	9,436
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$10,916	$9,436

Current liability	—	—
Noncurrent liability	$10,916	$9,436
The accumulated benefit obligation for the plan was approximately $9.3 million and $8.0 million as of December 31, 2014 and 2013, respectively.
The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Service cost	$669	$646	$601
Interest cost	426	343	371
Amortization of prior service cost	584	584	584
Amortization of loss	—	92	44
Total net periodic benefit cost	$1,679	$1,665	$1,600
The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.
Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2014	2013
Discount rate	3.57%	4.51%
Rate of compensation increases	3.50%	3.50%
Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.51%	3.49%	4.44%
Rate of compensation increases	3.50%	3.50%	3.50%
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

Financial Table of Contents

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2015 are as follows (in thousands):

Amortization of prior service cost	$584
Amortization of gain/loss	—
Total	$584

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2015	$—
2016	—
2017	807
2018	845
2019	845
2020-2024	5,765
Thereafter	13,841

14.	COMMITMENTS AND CONTINGENCIES:
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
In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2014 and 2013, the Company had purchase commitments for inventory of $9.1 million and none, respectively.
Patent Related Challenges and Oppositions
Each major jurisdiction in the world that issues patents provides both third parties and applicants an opportunity to seek a further review of an issued patent. The process for requesting and considering such reviews is specific to the jurisdiction that issued the patent in question, and generally does not provide for claims of monetary damages or a review of specific claims of infringement. The conclusions made by the reviewing administrative bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.
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

Financial Table of Contents

Below are summaries of certain proceedings that have been commenced against issued patents that are either exclusively licensed to the Company or which are now assigned to the Company. The Company does not believe that the confirmation, loss or modification of the Company's rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on the Company's materials sales or licensing business or on the Company's consolidated financial statements, including its consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to the Company's fundamental phosphorescent OLED technologies and the Company intends to vigorously defend against claims that, in the Company's opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of the Company's resources. In certain circumstances, when permitted, the Company may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to the Company's UniversalPHOLED phosphorescent OLED technology, some of which may be commercialized by the Company.
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
On November 26, 2009, the European Patent Office (the EPO) issued its written decision to reject the opposition and to maintain the patent as granted. On April 12, 2010, CDT filed an appeal to the EPO panel decision. On August 19, 2010, the Company filed a timely response to the EPO panel decision. The EPO subsequently schedule an appeal hearing for the first quarter of 2015. On January 6, 2015, CDT withdrew its opposition of the '958 patent. On January 20, 2015, the EPO accepted the withdrawal notice, and issued a notice that the appeal proceedings were closed. The '958 patent is therefore maintained as originally granted.
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
All the parties appealed the EPO's panel decision. An Oral Hearing was held in the EPO on November 22, 2013, in which the EPO Appellate Board reversed the decision of the prior panel and revoked the patent in its entirety. The Company received a final written decision on February 21, 2014.
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
An Oral Hearing was held before an EPO panel of first instance in Munich, German, on April 8-9, 2014. The panel rejected the original claims and amended the claims to comply with EPO requirements by more narrowly defining the scope of the claims. The '870 patent, in its amended form, was held by the panel to comply with the EPO requirements.
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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal and an Oral Hearing is scheduled for the first quarter of 2015. In January 2015, Sumitomo withdrew its opposition of the '803 patent. The EPO accepted the withdrawal notice, and issued a notice that the appeal proceedings will proceed with the two remaining opponents.
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
The EPO combined the oppositions into a single opposition proceeding, and a hearing on this matter has been scheduled for the second quarter of 2015.

Financial Table of Contents

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
On February 26, 2014, the Company appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of an appeals process. Two of the three opponents also filed their own appeals of the ruling. Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The EPO also issued a notice that the appeal proceedings will proceed with the two remaining opponents.
In addition to the above proceedings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fuji Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

15.	CONCENTRATION OF RISK:
Included in technology development and support revenue in the accompanying statement of operations is $0.1 million, $1.1 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented approximately less than 1%, 1% and 4% of the consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
Revenues and accounts receivable from the Company's largest non-government customers for the years ended December 31 were as follows (in thousands):

	2014		2013		2012
Customer	% of Total Revenue(1)	Accounts Receivable	% of Total Revenue(1)	Accounts Receivable	% of Total Revenue(1)	Accounts Receivable
A	54%	$8,550	60%	$7,337	68%	$6,257
B	19%	7,598	9%	4,743	6%	—
C	18%	953	22%	2,905	5%	867
_______________________________________________
(1) Materials sold to Customer C are eventually purchased by Customer A.
Revenues from outside of North America represented approximately 99%, 99% and 95% of the consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues by geographic area are as follows (in thousands):

Country	2014	2013	2012
South Korea	$141,922	$102,948	$61,960
Japan	44,903	40,539	13,666
Taiwan	1,596	904	3,074
Other non-U.S. locations	1,904	696	651
Total non-U.S. locations	190,325	145,087	79,351
United States	706	1,552	3,893
Total revenue	$191,031	$146,639	$83,244
The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Financial Table of Contents

Long-lived assets (net), by geographic area are as follows (in thousands):

	2014	2013
United States	$19,763	$14,660
Other	159	233
Total long-lived assets	$19,922	$14,893
Substantially all chemical materials were purchased from one supplier. See Note 8.

16.	INCOME TAXES:
The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$60,485	$57,258	$20,069
Foreign	(1,158)	(18,250)	(5,201)
Income before income tax	$59,327	$39,008	$14,868
The components of the income tax benefit (expense) are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current income tax benefit (expense):
Federal	$—	$226	$(225)
State	(2)	—	—
Foreign	(8,363)	(6,600)	(4,994)
	(8,365)	(6,374)	(5,219)
Deferred income tax (expense) benefit:
Federal	(9,652)	(16,811)	—
State	575	(1,192)	—
Foreign	(31)	69	11
	(9,108)	(17,934)	11
Adjustments to the beginning-of-year valuation allowance	—	59,352	—
Income tax benefit (expense)	$(17,473)	$35,044	$(5,208)
Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	(0.4)%	(1.3)%	(2.3)%
State apportionment change	—%	0.3%	23.8%
U.S. federal rate change	—%	(3.6)%	—%
Effect of foreign operations	0.7%	10.9%	7.1%
Subpart F income	(4.5)%	15.6%	—%
Nondeductible employee compensation	0.5%	2.3%	4.2%
Research tax credits	(2.5)%	(3.4)%	—%
Change in valuation allowance	(0.4)%	(146.4)%	(29.3)%
Other	1.0%	0.8%	(2.5)%
Effective tax rate	29.4%	(89.8)%	35.0%

Financial Table of Contents

As of December 31, 2014, the Company had net operating loss and credit carry forwards. The Company’s net operating loss carry forwards below differ from the Company's accumulated deficit principally due to the timing of the recognition of certain revenues and expenses. A portion of the Company’s net operating loss carry forwards relates to tax deductions from stock-based compensation that will be accounted for as an increase to additional paid-in capital for financial reporting purposes to the extent such future deductions are utilized by the Company (see below). Pursuant to Internal Revenue Code (IRC) sections 382 and 383, utilization of the Company’s federal and state net operating loss and tax credit carry forwards could be subject to an annual limitation because of certain ownership changes.
The following table summarizes Company tax loss and tax credit carry forwards for tax return purposes at December 31, 2014 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Loss carry forwards:
Federal net operating loss	$22,348	$7,822	2028 to 2031
Foreign net operating loss	19,315	2,425	n/a
Total loss carry forwards	$41,663	$10,247
Tax credit carry forwards:
Research tax credits	n/a	$12,416	2020 to 2034
Foreign tax credits	n/a	22,076	2020 to 2024
State research tax credits	n/a	2,896	2022 to 2029
Total credit carry forwards	n/a	$37,388
_______________________________________________
This tables includes $72.3 million (tax benefit of $25.8 million) related to excess tax benefits which are not included in deferred tax assets on the consolidated balance sheet and are not recognized until the deduction reduces taxes payable (see below).
Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carry forwards	$2,425	$6,280
Capitalized technology license	2,146	2,519
Capitalized research expenditures	12,227	14,012
Accruals and reserves	3,021	2,172
Retirement plan	3,761	3,315
Deferred revenue	541	1,393
Tax credit carry forwards	19,395	26,965
Stock-based compensation	2,060	1,389
Other	1,589	1,329
	47,165	59,374
Valuation allowance	(12,372)	(12,598)
Deferred tax assets	34,793	46,776

Deferred tax liability:
Subpart F income	(3,400)	(6,070)
Deferred tax liabilities	(3,400)	(6,070)

Net deferred tax assets	$31,393	$40,706
During 2014, the Company retained the valuation allowance that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits.

Financial Table of Contents

Deferred tax assets and the gross valuation allowance, and the resulting reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate, previously reported in 2012 have been adjusted to exclude the impact of the windfall tax benefits that were previously reflected as a deferred tax asset, as well as to adjust the net deferred tax assets for additional stock-based compensation related items. The adjustments had no effect on consolidated net income or the consolidated balance sheet as previously reported.
During the years ended December 31, 2014, 2013 and 2012, the Company paid foreign taxes on South Korean royalty and license fee income of $8.3 million, $6.6 million and $4.9 million, respectively, which were recorded as current income tax expense. For periods prior to May 2010, the Company filed for and was granted a five year exemption on withholding tax on royalty payments received from SDC under its patent license agreement as part of a tax incentive program in South Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, SDC has been required to withhold tax at a rate of 16.5% upon payment of royalties and license fees to the Company.
The Company has elected to recognize as earnings taxable in the United States, and to record related deferred tax liabilities with respect to, deferred Subpart F earnings related to foreign subsidiaries in the period the Subpart F earnings are generated, even though the income is not currently taxable based upon current tax laws which limit Subpart F income to the amount of earnings and profits of the subsidiary. During the year ended December 31, 2013, the Company recorded U.S. income tax expense and a corresponding deferred tax liability of $6.1 million for future recapture of the earnings for activities of UDC Ireland which currently has a deficit in earning and profits. During the year ended December 31, 2014, this amount has been reduced to $3.4 million.
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
When recognizing deferred tax assets for employee stock based awards that may be subject to limitation under IRC Section 162(m), and calculating the resulting windfall benefit, the Company prioritizes the impact of future cash compensation over stock-based compensation.  Accordingly, if the anticipated cash compensation is equal to or greater than the total tax deductible annual compensation amount for a covered employee, the Company does not record a deferred tax asset associated with any stock-based compensation for that individual. As noted above, in accounting for the indirect effect of stock-based compensation on the Company's research tax credits, the Company does not set apart these credits when measuring the windfall tax benefit; instead the Company follows the practice of recognizing the full effect of research tax credits in income from continuing operations. As of December 31, 2014 and 2013, windfalls included in net operating loss carryforwards and tax credit carryforwards but not reflected in deferred tax assets totaled $72.3 million and $68.6 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2014, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, the Company retained the valuation allowance that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits. The Company's valuation allowance decreased by $226,000, $57.1 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company did not record a liability for uncertain tax positions as of December 31, 2014, 2013, and 2012, respectively. Company management does not anticipate any material change in its uncertain tax positions in the next twelve months. The Company’s federal income tax returns for 2011 through 2013 are open tax years and are subject to examination by the Internal Revenue Service. State tax years 2010 to 2013 remain open to examination by the jurisdictions (Pennsylvania and New Jersey) in which the Company is subject to tax. However, due to the Company's net operating losses, the Company's federal income tax returns for 1995 and later will remain subject to examination until the losses are utilized or expire; certain state returns remain subject to examination as well. In addition, the Company's foreign returns for 2010 and thereafter remain subject to examination.

17.	DEFINED CONTRIBUTION PLAN:
The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $320,000, $290,000 and $270,000, respectively, to the Plan.

18.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2014. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	June 30, 2014 (1)	September 30, 2014	December 31, 2014 (1)	Total
Revenue	$37,839	$64,127	$32,892	$56,173	$191,031
Net income	$4,022	$20,422	$4,284	$13,126	$41,854
Net income per common share:
Basic	$0.09	$0.44	$0.09	$0.29	$0.90
Diluted	$0.09	$0.44	$0.09	$0.28	$0.90
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