Form 10-Q
period 2015-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2015-05-07
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 5, 2015, the registrant had outstanding 46,365,521 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,189	$45,418
Short-term investments	203,339	243,088
Accounts receivable	18,164	22,075
Inventory	38,967	37,109
Deferred income taxes	18,028	18,459
Other current assets	3,653	4,356
Total current assets	407,340	370,505
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $25,515 and $24,813	20,485	19,922
ACQUIRED TECHNOLOGY, net of accumulated amortization of $46,588 and $43,838	80,264	83,014
INVESTMENTS	4,034	3,047
DEFERRED INCOME TAXES	12,936	12,934
OTHER ASSETS	405	425
TOTAL ASSETS	$525,464	$489,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,184	$9,260
Accrued expenses	7,525	14,986
Deferred revenue	25,626	2,466
Other current liabilities	56	111
Total current liabilities	39,391	26,823
DEFERRED REVENUE	25,411	3,366
RETIREMENT PLAN BENEFIT LIABILITY	11,265	10,916
Total liabilities	76,067	41,105

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 47,379,579 and 47,061,826 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	474	471
Additional paid-in capital	580,282	581,114
Accumulated deficit	(86,991)	(88,305)
Accumulated other comprehensive loss	(4,212)	(4,382)
Treasury stock, at cost (1,357,863 shares at March 31, 2015 and December 31, 2014, respectively)	(40,158)	(40,158)
Total shareholders’ equity	449,397	448,742
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$525,464	$489,847

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Material sales	$26,818	$35,327
Royalty and license fees	4,375	1,779
Technology development and support revenue	30	733
Total revenue	31,223	37,839

OPERATING EXPENSES:
Cost of material sales	8,581	9,897
Research and development	9,919	10,156
Selling, general and administrative	6,200	6,430
Patent costs and amortization of acquired technology	3,967	3,972
Royalty and license expense	785	756
Total operating expenses	29,452	31,211
Operating income	1,771	6,628
INTEREST INCOME	173	218
INTEREST EXPENSE	(12)	(17)
INCOME BEFORE INCOME TAXES	1,932	6,829
INCOME TAX EXPENSE	(618)	(2,807)
NET INCOME	$1,314	$4,022

NET INCOME PER COMMON SHARE:
BASIC	$0.03	$0.09
DILUTED	$0.03	$0.09

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	45,785,725	46,177,661
DILUTED	46,214,247	46,651,438
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$1,314	$4,022

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $8 and $15, respectively	14	28
Employee benefit plan:
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $87 and $52, respectively	156	94
Net change for employee benefit plan	156	94

TOTAL OTHER COMPREHENSIVE INCOME	170	122

COMPREHENSIVE INCOME	$1,484	$4,144
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, DECEMBER 31, 2014	200,000	$2	47,061,826	$471	$581,114	$(88,305)	$(4,382)	1,357,863	$(40,158)	$448,742
Net income	—	—	—	—	—	1,314	—	—	—	1,314
Other comprehensive income	—	—	—	—	—	—	170	—	—	170
Exercise of common stock options, net of tendered shares	—	—	128,120	1	701	—	—	—	—	702
Issuance of common stock to employees	—	—	281,605	3	2,655	—	—	—	—	2,658
Shares withheld for employee taxes	—	—	(117,613)	(1)	(4,969)	—	—	—	—	(4,970)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	21,851	—	667	—	—	—	—	667
Issuance of common stock to employees under an ESPP	—	—	3,790	—	114	—	—	—	—	114
BALANCE, MARCH 31, 2015	200,000	$2	47,379,579	$474	$580,282	$(86,991)	$(4,212)	1,357,863	$(40,158)	$449,397
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,314	$4,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred revenue	(1,177)	(1,127)
Depreciation	702	501
Amortization of intangibles	2,750	2,750
Amortization of premium and discount on investments, net	(135)	(136)
Stock-based compensation to employees	1,715	1,899
Stock-based compensation to Board of Directors and Scientific Advisory Board	366	203
Deferred income tax benefit	334	1,773
Retirement plan benefit expense	592	419
Decrease (increase) in assets:
Accounts receivable	3,911	(8,851)
Inventories	(1,858)	(3,997)
Other current assets	703	(4,887)
Other assets	20	—
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(8,584)	(4,598)
Other current liabilities	(55)	1,017
Deferred revenue	46,382	3,692
Net cash provided by (used in) operating activities	46,980	(7,320)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,950)	(917)
Purchases of investments	(51,957)	(127,244)
Proceeds from sale of investments	90,876	102,823
Net cash provided by (used in) investing activities	36,969	(25,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	90	86
Proceeds from the exercise of common stock options	702	616
Payment of withholding taxes related to stock-based employee compensation	(4,970)	(2,699)
Net cash used in financing activities	(4,178)	(1,997)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,771	(34,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,418	70,586
CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,189	$35,931
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$22	$43
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	300	323
Common stock issued to employees that was accrued for in a previous period	967	475
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(686)	(305)
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
The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as cell phones, portable media devices, wearables, tablets, laptop computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 3,500 patents issued and pending worldwide.
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
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
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

Inventories
Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to customers, and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. A 12-month rolling forecast based on factors, including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, and shipment activities is used in the inventory analysis. If market conditions are less favorable than forecasts or actual demand from customers is lower than estimates, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.
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
Fair Value of Financial Instruments
The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments are carried at fair value.
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.
The Company receives non-refundable license and royalty payments under certain commercial, development and technology evaluation agreements. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of March 31, 2015 may not be recognized as revenue over the next twelve months. The Company evaluates these agreements quarterly, and if it is determined that there is no appreciable likelihood of executing a commercial license agreement with the customer or if a customer terminates the relationship prior to the expiration of its term, the previous deferred amount will be recognized as revenue in the corresponding period. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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
In the first quarter of 2015, the Company entered into an OLED patent license agreement and an OLED commercial material supply agreement with LG Display Co., Ltd. (LG Display). The agreements have a term that is set to expire at the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the term of the agreements, if certain conditions are met, as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of material for use by LG Display, which may include phosphorescent emitter and host materials.
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $615,000 and $91,000 for the three months ended March 31, 2015 and 2014, respectively.
Cost of Material Sales
Cost of material sales consists of labor and material costs associated with the production of materials processed at the Company's manufacturing partners and at the Company's internal manufacturing processing facility. The Company's portion of cost of material sales also includes depreciation of manufacturing equipment, as well as manufacturing overhead costs and inventory adjustments for excess and obsolete inventory.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2017. Hoever, the FASP has proposed a one-year deferral of the effective date. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on its consolidated results of operations and financial position.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2015
Certificates of deposit	$11,485	$12	$(5)	$11,492
Corporate bonds	189,903	9	(29)	189,883
U.S. Government bonds	5,999	—	(1)	5,998
	$207,387	$21	$(35)	$207,373
December 31, 2014
Certificates of deposit	$11,373	$4	$(13)	$11,364
Corporate bonds	228,799	14	(41)	228,772
U.S. Government bonds	5,999	—	—	5,999
	$246,171	$18	$(54)	$246,135

4.	INVENTORIES:
Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$7,053	$7,696
Work-in-process	2,188	4,419
Finished goods	29,726	24,994
Inventories	$38,967	$37,109
Inventories included $1.5 million and $1.0 million of inventory consigned to customers at March 31, 2015 and December 31, 2014, respectively.

5.	FAIR VALUE MEASUREMENTS:
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$74,856	$74,856	$—	$—
Short-term investments	203,339	203,339	—	—
Long-term investments	4,034	4,034	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$970	$970	$—	$—
Short-term investments	243,088	243,088	—	—
Long-term investments	3,047	3,047	—	—
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of March 31, 2015 or December 31, 2014.

6.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:
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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of March 31, 2015, the Company was obligated to pay USC up to $5.6 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through March 31, 2015, the Company incurred $2.1 million in research and development expense for work performed under the amended 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $779,000 and $729,000 for the three months ended March 31, 2015 and 2014, respectively.
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

7.	ACQUIRED TECHNOLOGY:
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

March 31, 2015
PD-LD, Inc.	$1,481
Motorola	15,909
Fujifilm	109,462
126,852
Less: Accumulated amortization	(46,588)
Acquired technology, net	$80,264
Amortization expense for all intangible assets was $2.7 million for both the three months ended March 31, 2015 and 2014. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Income.

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
Fujifilm Patent Acquisition
On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million. plus costs incurred in connection with the purchase. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted the Company to assign all of its rights and obligations under the Agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the Agreement, its rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.1 million of purchase costs as acquired technology, which is being amortized over a period of 10 years.

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
Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three months ended March 31, 2015 or 2014.
The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.
The Company recorded research and development expense of $1.6 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:
Stock Repurchase Program
On June 2, 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. Since approval of the program and through March 31, 2015, the Company purchased 956,362 shares at a cost of approximately $29.5 million.
Scientific Advisory Board and Employee Awards
During the three months ended March 31, 2015 and 2014, the Company issued a total of 35,205 and 31,301 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2014 and 2013, respectively. The fair value of the shares issued was $967,000 and $1,046,000, respectively, for employees and $300,000 and $300,000, respectively, for non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2014 and 2013, respectively. In connection with the issuance of these grants, 9,565 and 8,071 shares, respectively, with fair values of $346,000 and $271,000, respectively, were withheld in satisfaction of employee tax withholding obligations in 2015 and 2014, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2014, net of tax	$(28)	$(4,354)	$(4,382)
Other comprehensive income before reclassification	14	—	14
Reclassification to net income (1)	—	156	156	Selling, general and administrative and research and development
Change during period	14	156	170
Balance March 31, 2015, net of tax	$(14)	$(4,198)	$(4,212)

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive loss before reclassification	28	—	28
Reclassification to net loss (1)	—	94	94	Selling, general and administrative and research and development
Change during period	28	94	122
Balance March 31, 2014, net of tax	$4	$(4,250)	$(4,246)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income (loss) in the amounts of $156,000 and $94,000 for the three months ended March 31, 2015 and 2014, respectively.
(2) Refer to Note 12: Supplemental Executive Retirement Plan.

11.	STOCK-BASED COMPENSATION:
The Company recognizes in the statements of income the grant-date fair value of equity based awards such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units and performance unit awards issued to employees and directors.

The grant-date fair value of stock awards and units is based on the closing price of the stock on the date of grant. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period, net of estimated forfeitures. The Company issues new shares upon the respective grant, exercise or vesting of share-based payment awards, as applicable.
Performance unit awards are subject to either a performance-based or market-based vesting requirement. For performance-based vesting, the grant-date fair value of the award, based on fair value of the Company's common stock, is recognized over the service period based on an assessment of the likelihood that the applicable performance goals will be achieved, and compensation expense is periodically adjusted based on actual and expected performance. Compensation expense for performance unit awards with market-based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which has been amended and/or restated several times and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2014, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000 and have extended the term of the plan through 2024. At March 31, 2015, there were 3,581,004 shares that remained available to be granted under the Equity Compensation Plan.
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
During the three months ended March 31, 2015, the Company granted 53,244 shares of restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $1.9 million on the respective dates of grant, and will vest over three years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services for the Company on the applicable vesting date.
For the three months ended March 31, 2015 and 2014, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $868,000 and $863,000, respectively, and research and development expense of $397,000 and $374,000, respectively. In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2015 and 2014, respectively, 91,977 and 78,924 shares, with aggregate fair values of $3.9 million and $2.7 million, respectively, were withheld in satisfaction of tax withholding obligations.
For the three months ended March 31, 2015 and 2014, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $189,000 and $43,000, respectively.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2015 and 2014, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $177,000 and $160,000, respectively. Restricted stock issued during the three months ended March 31, 2015 and 2014 was 6,667 and 5,000 shares, respectively.
Performance Unit Awards
During the three months ended March 31, 2015, the Company granted 32,632 performance units, of which 16,315 are subject to a performance-based vesting requirement and 16,317 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.5 million on the date of grant.

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
The maximum number of performance units that may vest based on performance is two times the shares granted. Further, if the Company's total shareholder return is negative, the performance units may not vest at all.
For the three months ended March 31, 2015 and 2014, the Company recorded general and administrative expense of $329,000 and $461,000, respectively, and research and development expense of $97,000 and $173,000, respectively, related to performance units, respectively. In connection with the vesting of performance units during the three months ended March 31, 2015 and 2014, respectively, 16,071 and no shares, with aggregate fair values of $752,000 and none, respectively, were withheld in satisfaction of tax withholding obligations.
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
During the three months ended March 31, 2015 and 2014, the Company issued 3,790 and 3,164 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $90,000 and $86,000, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded charges of $11,000 and $14,000, respectively, to selling, general and administrative expense and $13,000 and $14,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change will increase the liability related to the SERP. See the Company's Form 8-K filed on March 9, 2015 for more information regarding the amendments to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of March 31, 2015 there were six participants in the SERP.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$229	$167
Interest cost	120	106
Amortization of prior service cost	243	146
Total net periodic benefit cost	$592	$419

13.	COMMITMENTS AND CONTINGENCIES:
Commitments
Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. See Note 6 for further explanation.
Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 6 for further explanation.
The Company has agreements with six executive officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. Each executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock awards that may be outstanding at the date of the change in control, among other items.
In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company's requirements based on its business needs prior to firm order being placed. As of March 31, 2015 and December 31, 2014, the Company had purchase commitments for inventory of $20.9 million and $9.1 million, respectively.
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
Below are summaries of certain active proceedings that have been commenced against issued patents that are either exclusively licensed to the Company or which are now assigned to the Company. The Company does not believe that the confirmation, loss or modification of the Company's rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on the Company's materials sales or licensing business or on the Company's consolidated financial statements, including its consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to the Company's fundamental phosphorescent OLED technologies and the Company intends to vigorously defend against claims that, in the Company's opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of the Company's resources. In certain circumstances, when permitted, the Company may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to the Company's UniversalPHOLED phosphorescent OLED technology, some of which may be commercialized by the Company.

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
The Company believes the EPO’s decision relating to the broad original claims is erroneous and has appealed the ruling to reinstate a broader set of claims. This patent, as originally granted by the EPO, would be deemed valid during the pendency of an appeals process.
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
In a decision reported to the Company on April 15, 2013, all claims in the JP '781 and JP '168 patents were upheld as valid by the JPO. The Company's opponent appealed this decision. On March 26, 2015, the Company was notified that the Japanese IP High Court held all claims in the JP '781 and JP '168 patents to be valid, and the patents were maintained as originally granted. The Company has not received notice that the opponents intend to further appeal this decision, but cannot make any assurances that they will not do so.
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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal and an Oral Hearing was scheduled for the first quarter of 2015. In January 2015, Sumitomo withdrew its opposition of the '803 patent. The EPO accepted the withdrawal notice, and the appeal proceedings proceeded with the two remaining opponents.
On March 26, 2015, the EPO appeal board concluded that the '803 patent should be maintained with the claims as originally granted, with a few minor clerical edits.
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
In addition to the above proceedings and non-concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

14.	CONCENTRATION OF RISK:
Included in technology development and support revenue in the accompanying statement of income is $11,000 and $70,000 for the three months ended March 31, 2015 and 2014, respectively, of revenue which was derived from contracts with United States government agencies. Revenue derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for the both three months ended March 31, 2015, and 2014.
Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended March 31,		Accounts Receivable as of
Customer	2015	2014	March 31, 2015
A	41%	35%	$8,281
B	26%	25%	6,193
C	15%	33%	1,523

Revenues from outside of North America represented approximately 99% of the consolidated revenue for both the three months ended March 31, 2015 and 2014. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2015	2014
South Korea	$22,222	$22,956
Japan	7,760	14,058
Taiwan	583	321
Other non-U.S. locations	433	337
Total non-U.S. locations	30,998	37,672
United States	225	167
Total revenue	$31,223	$37,839
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$20,347	$19,763
Other	138	159
Total long-lived assets	$20,485	$19,922
Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:
The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 32.0% and 41.1%, for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $618,000 and $2.8 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowances that relate to UDC Ireland, foreign tax credits and New Jersey research and development credits.

16.	NET INCOME PER COMMON SHARE:
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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$1,314	$4,022
Denominator:
Weighted average common shares outstanding – Basic	45,785,725	46,177,661
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	163,779	275,392
Restricted stock awards and units and performance units	264,743	198,385
Weighted average common shares outstanding – Diluted	46,214,247	46,651,438
Net income per common share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
For the three months ended March 31, 2015, the combined effects of certain unvested restricted stock units and performance unit awards of 37,132 were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the three months ended March 31, 2014, the effects of certain performance award units of 53,890 were excluded from the calculation of diluted EPS as their impact would have been antidilutive as the units would not have been issued if the end of the reporting period was the end of the performance period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above.
CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING STATEMENTS
This discussion and analysis contains some “forward-looking statements.” Forward-looking statements concern possible or assumed future results of operations, including descriptions of our business strategies and customer relationships. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in these circumstances.
As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.
All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
OVERVIEW
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for smartphones, tablets, wearables and televisions as well as solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

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
In the first quarter of 2015, we entered into an OLED patent license agreement and an OLED commercial material supply agreement with LG Display Co., Ltd. (LG Display). The agreements have a term that is set to expire at the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the term of the agreements, if certain conditions are met, as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display's sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of material for use by LG Display, which may include phosphorescent emitter and host materials.
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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past four years, we incurred significant losses prior to this period resulting in an accumulated deficit of $87.0 million as of March 31, 2015.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
We had operating income of $1.8 million for the three months ended March 31, 2015, compared to operating income of $6.6 million for the three months ended March 31, 2014. The decrease in operating income was primarily due to the following:

•	a decrease in revenue of $6.6 million, which includes a decrease in material sales; offset by

•	a decrease in operating expenses of $1.8 million, which was mainly due to a $1.3 million decrease in the cost of material sales.
We had net income of $1.3 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2015, compared to net income of $4.0 million, or $0.09 per basic and diluted share, for the three months ended March 31, 2014. The decrease in net income was primarily due to:

•	the decrease in operating income of approximately $4.9 million; offset by

•	a decrease in income tax expense of $2.2 million.

Revenue
The following table details our revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		(Decrease) Increase
	2015	2014	$	%
REVENUE:
Material sales	$26,818	$35,327	$(8,509)	(24)%
Royalty and license fees	4,375	1,779	2,596	146%
Technology development and support revenue	30	733	(703)	(96)%
Total revenue	$31,223	$37,839	$(6,616)	(17)%
Total revenue for the three months ended March 31, 2015 decreased by $6.6 million compared to the three months ended March 31, 2014. The decrease in revenue was primarily the result of decreased commercial chemical sales, mostly related to decreased sales of host materials as discussed below.
Material sales
The following table details our revenues derived from material sales for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		(Decrease)
	2015	2014	$	%
Material sales:
Commercial material sales	$25,630	$33,498	$(7,868)	(23)%
Developmental material sales	1,188	1,829	(641)	(35)%
Total material sales	$26,818	$35,327	$(8,509)	(24)%
Commercial material sales for the three months ended March 31, 2015 decreased by $7.9 million compared to the three months ended March 31, 2014, primarily due to lower host sales. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Developmental material sales for the three months ended March 31, 2015 decreased by $0.6 million compared to the three months ended March 31, 2014. The decrease in our development material sales was primarily due to a change in sales mix. Developmental material sales are materials that have not yet been validated by us for use in commercial OLED products.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		(Decrease)
	2015	2014	$	%
Material sales:
Phosphorescent emitter sales	$21,411	$22,631	$(1,220)	(5)%
Host material sales	5,407	12,696	(7,289)	(57)%
Total material sales	$26,818	$35,327	$(8,509)	(24)%
Phosphorescent emitter sales for the three months ended March 31, 2015 decreased by $1.2 million compared to the three months ended March 31, 2014. The decrease in our phosphorescent emitter sales was primarily due to a decrease in the average price per gram sold, partially offset, by an increase in number of grams sold.

Host material sales for the three months ended March 31, 2015 decreased by $7.3 million compared to the three months ended March 31, 2014. The decrease in our host material sales was primarily due to an decrease in the number of grams sold as well as a decrease in the average price per gram sold. We believe the decrease in the number of grams sold during the three months ended March 31, 2015 compared to the same period in 2014 was the result of our customer's launching additional new product offerings that did not include our host materials relative to the same period in the prior year. We believe we can continue to participate in the host materials business due to our long experience in developing emitter materials, which are used together with host materials in the emissive layer of an OLED. However, our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business. Thus, our short-term and long-term prospects for host material sales are uncertain.
Royalty and license fees
Royalty and license fees were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Increase
	2015	2014	$	%
Royalty and license fees	$4,375	$1,779	$2,596	146%
Royalty and license fees for the three months ended March 31, 2015 increased by $2.6 million compared to the three months ended March 31, 2014. The increase in our royalty and license fees was due to the recognition of $1.9 million related to a milestone payment received from one of our customers that began commercial application of a certain product. Royalty and license fees for both the three months ended March 31, 2015 and 2014 do not include revenues from SDC. Our patent license agreement with SDC is payable to us in semi-annual installments due in the second and fourth quarters of each annual period. For the three months ended March 31, 2015, we did not recognize any royalty revenue from LGD. We will recognize royalty revenue related to LGD one quarter in arrears when the royalty amount is reported to us, commencing in the second quarter of 2015.
Technology development and support revenue
Technology development and support revenue were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		(Decrease)
	2015	2014	$	%
Technology development and support revenue	$30	$733	$(703)	(96)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the three months ended March 31, 2015 decreased by $0.7 million compared to the three months ended March 31, 2014. The decrease is primarily related to the smaller number of government contracts and due to the timing of revenue recognition for certain customers.
Cost of material sales
Cost of commercial material sales were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Commercial material sales	$25,630	$33,498
Cost of commercial material sales	8,521	9,870
% of commercial material sales	33%	29%
Cost of commercial material sales for the three months ended March 31, 2015 decreased by $1.3 million compared to the three months ended March 31, 2014, primarily due to the decrease in commercial material sales. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.

Research and development
Research and development expenses were $9.9 million for the three months ended March 31, 2015, compared to $10.2 million for the three months ended March 31, 2014.
Selling, general and administrative
Selling, general and administrative expenses were $6.2 million for the three months ended March 31, 2015, compared to $6.4 million for the three months ended March 31, 2014.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology expenses were $4.0 million for both the three months ended March 31, 2015 and 2014.
Royalty and license expense
Royalty and license expenses were $0.8 million for both the three months ended March 31, 2015 and 2014. See Note 6 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
The effective income tax rate was 32.0% and 41.1%, for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $618,000 and $2.8 million, respectively.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowances that relate to UDC Ireland, foreign tax credits and New Jersey research and development credits.
Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of March 31, 2015, we had cash and cash equivalents of $125.2 million and short-term investments of $203.3 million, for a total of $328.5 million. This compares to cash and cash equivalents of $45.4 million and short-term investments of $243.1 million, for a total of $288.5 million, as of December 31, 2014. The increase in cash and cash equivalents of $79.8 million was primarily due to cash provided by operating activities related to proceeds received from deferred revenue arrangements as well as investing activities related to proceeds received from the net sale of short-term investments.
Cash provided by operating activities was $47.0 million for the three months ended March 31, 2015, compared to cash used in operating activities of $7.3 million for the three months ended March 31, 2014. The increase in cash from operating activities was primarily due to the receipt of $42 million from a customer for prepaid royalty and license fees recognized as deferred revenue as well as the impact of the timing of accounts receivable collections of $12.8 million
Cash provided by investing activities was $37.0 million for the three months ended March 31, 2015, compared to cash used in investing activities of $25.3 million for the three months ended March 31, 2014. The increase in cash provided by investing activities was mainly due to the timing of maturities and purchases of investments resulting in net sales of $38.9 million for the three months ended March 31, 2015, compared to net purchases of $24.4 million for the three months ended March 31, 2014.
Cash used in financing activities was $4.2 million for the three months ended March 31, 2015, compared to $2.0 million for the three months ended March 31, 2014. The increase in cash used in financing activities was primarily due to an increase in the payment of withholding taxes related to employee stock based compensation of $2.3 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This amount was partially offset by an increase in proceeds received from the exercise of employee stock options of $0.1 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Working capital was $367.9 million as of March 31, 2015, compared to $343.7 million as of December 31, 2014. The increase in working capital is primarily due to the increase in cash and cash equivalents offset by a decrease in short term investments and an increase in deferred revenue.

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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for additional discussion of our critical accounting policies.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our contractual obligations.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our investments disclosed in “Fair Value Measurements” in Note 5 to the Consolidated Financial Statements included herein. We generally invest in investment grade financial instruments to reduce our exposure related to investments. Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.
Substantially all our revenue is derived from outside of North America. All revenue is primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Below are summaries of certain active proceedings that have been commenced against issued patents that are either exclusively licensed to us or which are now assigned to us. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on our materials sales or licensing business or on our consolidated financial statements, including our consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to our fundamental phosphorescent OLED technologies and we intend to vigorously defend against claims that, in our opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of our resources. In certain circumstances, when permitted, we may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to our UniversalPHOLED phosphorescent OLED technology, some of which may be commercialized by us.

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
At this time, based on our current knowledge, we believe there is substantial likelihood that the patent being challenged will be declared valid and that all of a significant portion of our claims will be upheld. However, we cannot make any assurances of this result.
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
In a decision reported to us on April 15, 2013, all claims in JP '781 and JP '168 patents were upheld as valid by the JPO. Our opponent appealed this decision. On March 26, 2015, we received a decision from the Japanese IP High Court that all claims in the JP '781 and JP '168 patents were maintained as originally granted. We have not received notice that the opponents intend to further appeal this decision, but we cannot make any assurances that they will not do so.
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
On December 7, 2012, the EPO rendered a decision at an Oral Hearing wherein it upheld the broadest claim of the granted patent. All three opponents filed an appeal, and an Oral Hearing was scheduled for the first quarter of 2015. In January 2015, Sumitomo withdrew its opposition of the '803 patent. The EPO accepted the withdrawal notice, and the appeal proceedings proceeded with the two remaining opponents.
On March 26, 2015, the EPO appeal board concluded that the '803 patent should be maintained with the claims as originally granted, with a few minor clerical edits.
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
On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of the appeals process. Two of the three opponents also filed their own appeals of the ruling. Sumitomo did not file an appeal within the allotted time, and is therefore no longer be a party to the proceedings. Subsequently, in January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The EPO issued a notice that the appeal proceedings will proceed with the two remaining opponents.
In addition to the above proceedings and now-concluded proceeding which have been reference in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fuji Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the quarter ended March 31, 2015, we acquired 53,368 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the first quarter of 2015 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 - January 31	—	$—
February 1 - February 28	—	—
March 1 - March 31	53,368	44.95
Total	53,368

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description
10.1	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (1)
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an Exhibit to a Current Report on Form 8-K filed by the registrant with the SEC on March 9, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Date: May 7, 2015