Form 10-Q
period 2015-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2015-08-06
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 4, 2015, the registrant had outstanding 46,453,778 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,251	$45,418
Short-term investments	246,986	243,088
Accounts receivable	17,378	22,075
Inventory	16,969	37,109
Deferred income taxes	14,863	18,459
Other current assets	4,773	4,356
Total current assets	410,220	370,505
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $26,250 and $24,813	20,905	19,922
ACQUIRED TECHNOLOGY, net of accumulated amortization of $49,338 and $43,838	77,514	83,014
INVESTMENTS	3,888	3,047
DEFERRED INCOME TAXES	12,299	12,934
OTHER ASSETS	345	425
TOTAL ASSETS	$525,171	$489,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,656	$9,260
Accrued expenses	16,424	14,986
Deferred revenue	22,020	2,466
Other current liabilities	53	111
Total current liabilities	45,153	26,823
DEFERRED REVENUE	27,331	3,366
RETIREMENT PLAN BENEFIT LIABILITY	11,750	10,916
Total liabilities	84,234	41,105

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 47,457,719 and 47,061,826 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	475	471
Additional paid-in capital	583,338	581,114
Accumulated deficit	(98,762)	(88,305)
Accumulated other comprehensive loss	(3,958)	(4,382)
Treasury stock, at cost (1,357,863 shares at June 30, 2015 and December 31, 2014)	(40,158)	(40,158)
Total shareholders’ equity	440,937	448,742
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$525,171	$489,847

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Material sales	$24,324	$35,926	$51,142	$71,252
Royalty and license fees	33,733	28,064	38,108	29,843
Technology development and support revenue	35	137	65	870
Total revenue	58,092	64,127	89,315	101,965

OPERATING EXPENSES:
Cost of material sales	39,086	11,951	47,667	21,848
Research and development	10,647	10,544	20,566	20,700
Selling, general and administrative	6,705	6,545	12,905	12,975
Patent costs and amortization of acquired technology	4,462	4,748	8,429	8,721
Royalty and license expense	1,673	1,501	2,458	2,257
Total operating expenses	62,573	35,289	92,025	66,501
Operating (loss) income	(4,481)	28,838	(2,710)	35,464
INTEREST INCOME	188	193	361	411
INTEREST EXPENSE	(12)	(21)	(24)	(37)
(LOSS) INCOME BEFORE INCOME TAXES	(4,305)	29,010	(2,373)	35,838
INCOME TAX EXPENSE	(7,466)	(8,588)	(8,084)	(11,395)
NET (LOSS) INCOME	$(11,771)	$20,422	$(10,457)	$24,443

NET (LOSS) INCOME PER COMMON SHARE:
BASIC	$(0.25)	$0.44	$(0.23)	$0.53
DILUTED	$(0.25)	$0.44	$(0.23)	$0.52

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET (LOSS) INCOME PER COMMON SHARE:
BASIC	46,388,218	46,266,142	45,840,599	46,222,146
DILUTED	46,388,218	46,614,726	45,840,599	46,632,982
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET (LOSS) INCOME	$(11,771)	$20,422	$(10,457)	$24,443

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $11, $6, $4 and $21, respectively	19	25	4	37
Employee benefit plan:
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $157, $52, $258 and $108, respectively	279	142	420	184
Net change for employee benefit plan	279	142	420	184

TOTAL OTHER COMPREHENSIVE INCOME	298	167	424	221

COMPREHENSIVE (LOSS) INCOME	$(11,473)	$20,589	$(10,033)	$24,664
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, DECEMBER 31, 2014	200,000	$2	47,061,826	$471	$581,114	$(88,305)	$(4,382)	1,357,863	$(40,158)	$448,742
Net loss	—	—	—	—	—	(10,457)	—	—	—	(10,457)
Other comprehensive income	—	—	—	—	—		424	—	—	424
Exercise of common stock options	—	—	191,640	2	1,370	—	—	—	—	1,372
Issuance of common stock to employees	—	—	292,575	3	4,956	—	—	—	—	4,959
Shares withheld for employee taxes			(123,492)	(1)	(5,279)					(5,280)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	29,351	—	959	—	—	—	—	959
Issuance of common stock to employees under an ESPP	—	—	5,819	—	218	—	—	—	—	218
BALANCE, JUNE 30, 2015	200,000	$2	47,457,719	$475	$583,338	$(98,762)	$(3,958)	1,357,863	$(40,158)	$440,937
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,457)	$24,443
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred revenue	(4,893)	(1,669)
Depreciation	1,439	937
Amortization of intangibles	5,500	5,498
Inventory write-down	33,000	—
Amortization of premium and discount on investments, net	(285)	(269)
Stock-based compensation to employees	4,039	3,526
Stock-based compensation to Board of Directors and Scientific Advisory Board	659	463
Deferred income tax benefit	3,984	6,833
Retirement plan benefit expense	1,512	838
Decrease (increase) in assets:
Accounts receivable	4,697	(4,843)
Inventory	(12,860)	(10,069)
Other current assets	(417)	(6,451)
Other assets	80	(252)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	826	1,914
Other current liabilities	(58)	417
Deferred revenue	48,412	3,692
Net cash provided by operating activities	75,178	25,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,146)	(2,951)
Purchases of investments	(267,520)	(183,688)
Proceeds from sale of investments	263,058	175,603
Net cash used in investing activities	(7,608)	(11,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under ESPP	171	162
Repurchase of common stock	—	(7,000)
Proceeds from the exercise of common stock options	1,372	664
Payment of withholding taxes related to stock-based compensation to employees	(5,280)	(2,830)
Net cash used in financing activities	(3,737)	(9,004)
INCREASE IN CASH AND CASH EQUIVALENTS	63,833	4,968
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,418	70,586
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,251	$75,554
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$8	$58
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	323
Common stock issued to employees that was earned and accrued for in a previous period	967	746
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(725)	64
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
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2015 and results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
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
Fair Value of Financial Instruments
The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments, are carried at fair value as noted above.
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.
The Company receives non-refundable license and royalty payments under certain commercial, development and technology evaluation agreements. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of June 30, 2015 may not be recognized as revenue over the next twelve months. The Company evaluates these agreements quarterly, and if it is determined that there is no appreciable likelihood of executing a commercial license agreement with the customer or if a customer terminates the relationship prior to the expiration of its term, the previous deferred amount will be recognized as revenue in the corresponding period. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of operations. The amounts of these pass through taxes reflected in revenues and cost of material sales were $240,000 and $850,000 for the three and six months ended June 30, 2015, respectively, and $3.0 million and $3.2 million for the three and six months ended June 30, 2014, respectively.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Earlier application as of the original date is optional; however, the Company will adopt the standard beginning January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on its consolidated results of operations and financial position.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2015
Certificates of deposit	$11,535	$14	$(5)	$11,544
Corporate bonds	233,923	7	(56)	233,874
U.S. Government bonds	5,460	—	(4)	5,456
	$250,918	$21	$(65)	$250,874
December 31, 2014
Certificates of deposit	$11,373	$4	$(13)	$11,364
Corporate bonds	228,799	14	(41)	228,772
U.S. Government bonds	5,999	—	—	5,999
	$246,171	$18	$(54)	$246,135

4.	INVENTORIES:
Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$7,053	$7,696
Work-in-process	1,888	4,419
Finished goods	8,028	24,994
Inventories	$16,969	$37,109

Inventories included $1.0 million of inventory consigned to customers at both June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015, and 2014, the Company recorded inventory write-downs of $33.0 million and none, respectively. The write-down for the 2015 period consisted of $22.9 million of work-in-process and $10.1 million of finished goods inventory. During the three months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on the most recent sales forecast, the Company anticipates significantly lower sales of existing host material. Sales forecasts tend to be volatile, but because of the deterioration in both actual and forecasted sales demand, a write-down in net realizable value primarily to host inventory was required.

5.	FAIR VALUE MEASUREMENTS:
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$39,086	$39,086	$—	$—
Short-term investments	246,986	246,986	—	—
Long-term investments	3,888	3,888	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$970	$970	$—	$—
Short-term investments	243,088	243,088	—	—
Long-term investments	3,047	3,047	—	—
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment below its carrying value is deemed to be other than temporary, the carrying value of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net (loss) income. There were no other-than-temporary impairments of investments as of June 30, 2015 or December 31, 2014.

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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of June 30, 2015, the Company was obligated to pay USC up to $4.2 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through June 30, 2015, the Company incurred $2.4 million in research and development expense for work performed under the 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.7 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.
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
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

June 30, 2015

PD-LD, Inc.	$1,481
Motorola	15,909
Fujifilm	109,462
126,852
Less: Accumulated amortization	(49,338)
Acquired technology, net	$77,514
Amortization expense for all intangible assets was $2.7 million for both the three months ended June 30, 2015 and 2014, and $5.5 million for both the six months ended June 30, 2015 and 2014. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations.

Motorola Patent Acquisition
In 2000, the Company entered into a royalty-bearing license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will all expire in the U.S. by 2018.
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
Fujifilm Patent Acquisition
On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm and prior to closing the transaction, assigned its rights and obligations under the Agreement to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million, plus costs incurred in connection with the purchase. The transactions contemplated by the Agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of costs as acquired technology, which is being amortized over a period of 10 years.

8.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:
On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries effective as of October 1, 2011 (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG Industries. The term of the New OLED Materials Agreement runs through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.
Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2015 or 2014, respectively.
The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.
The Company recorded research and development expense of $1.5 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:
Stock Repurchase Program
On June 2, 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. Since approval of the program and through June 30, 2015, the Company purchased 956,362 shares at a cost of approximately $29.5 million. The repurchase program ended during the second quarter of 2015.

Scientific Advisory Board, Board of Directors and Employee Awards
During the first quarter of 2015 and 2014, the Company granted a total of 35,205 and 31,301 shares, respectively, of fully vested common stock to employees, members of the Board of Directors and non-employee members of the Scientific Advisory Board for services performed in 2014 and 2013, respectively. The fair value of the shares issued was $967,000 and $1,046,000, respectively, for employees and $300,000 and $300,000, respectively, for members of the Board of Directors and non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2014 and 2013, respectively. In connection with the issuance of these grants, 9,565 and 8,071 shares, with fair values of $346,000 and $271,000, were withheld in satisfaction of employee tax withholding obligations in 2015 and 2014, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2014, net of tax	$(28)	$(4,354)	$(4,382)
Other comprehensive income before reclassification	4	—	4
Reclassification to net income (1)	—	420	420	Selling, general and administrative and research and development
Change during period	4	420	424
Balance June 30, 2015, net of tax	$(24)	$(3,934)	$(3,958)

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive loss before reclassification	37	—	37
Reclassification to net loss (1)	—	184	184	Selling, general and administrative and research and development
Change during period	37	184	221
Balance June 30, 2014, net of tax	$13	$(4,160)	$(4,147)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net (loss) income of $420,000 and $184,000 for the six months ended June 30, 2015 and 2014, respectively.
(2) Refer to Note 12: Supplemental Executive Retirement Plan.

11.	STOCK-BASED COMPENSATION:
The Company recognizes in the statements of operations the grant-date fair value of equity based awards, such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units and performance unit awards issued to employees and directors.
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

Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2015, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. At June 30, 2015, there were 3,075,004 shares that remained available to be granted under the Equity Compensation Plan.
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
During the six months ended June 30, 2015, the Company granted 554,244 shares of restricted stock awards and restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $25.2 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.
For the three months ended June 30, 2015 and 2014, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $1,586,000 and $914,000, respectively, and research and development expense of $495,000 and $409,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $2.5 million and $1.8 million, respectively, and research and development expense of $892,000 and $783,000, respectively.
In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2015 and 2014, 97,856 and 75,314 shares, with aggregate fair values of $4.2 million and $2.6 million, respectively, were withheld in satisfaction of tax withholding obligations.
For the three months ended June 30, 2015 and 2014, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $85,000 and $57,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $274,000 and $100,000, respectively.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2015 and 2014, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $208,000 and $202,000, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $385,000 and $363,000, respectively. In connection with the vesting of the restricted stock, the Company issued 14,167 and 11,250 shares, during the six months ended June 30, 2015 and 2014, respectively, to non-employee members of the Board of Directors.
Performance Unit Awards
During the six months ended June 30, 2015, the Company granted 32,632 performance units, of which 16,315 are subject to a performance-based vesting requirement and 16,317 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.5 million on the date of grant.
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
For the three months ended June 30, 2015 and 2014, the Company recorded general and administrative expense of $175,000 and $198,000, respectively, and research and development expense of $45,000 and $60,000, respectively, related to performance units. For the six months ended June 30, 2015 and 2014, the Company recorded general and administrative expense of $504,000 and $685,000, respectively, and research and development expense of $142,000 and $207,000, respectively, related to performance units.
In connection with the vesting of performance units during the six months ended June 30, 2015, 16,071 shares with an aggregate fair value of $752,000, were withheld in satisfaction of tax withholding obligations.
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
During the six months ended June 30, 2015 and 2014, the Company issued 5,819 and 5,951 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $171,000 and $162,000, respectively.
For the three months ended June 30, 2015 and 2014, the Company recorded charges of $10,000 and $9,000, respectively, to selling, general and administrative expense and $13,000 and $11,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.
For the six months ended June 30, 2015 and 2014, the Company recorded charges of $21,000 and $23,000, respectively, to selling, general and administrative expense and $26,000 and $25,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change will increase the liability related to the SERP. See the Company's Form 8-K filed on March 9, 2015 for more information regarding the amendments to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of June 30, 2015 there were six participants in the SERP.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$319	$167	$548	$334
Interest cost	166	106	286	212
Amortization of prior service cost	436	146	678	292
Total net periodic benefit cost	$921	$419	$1,512	$838

13.	COMMITMENTS AND CONTINGENCIES:
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
The Company has agreements with seven executive officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. Each executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.
In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company's requirements based on its business needs prior to firm orders being placed. As of June 30, 2015 and December 31, 2014, the Company had purchase commitments for inventory of $12.1 million and $9.1 million, respectively.
Patent Related Challenges and Oppositions
Each major jurisdiction that issues patents provides third parties and applicants an opportunity to seek a further review of an issued patent. The process for requesting and considering such reviews is specific to the jurisdiction that issued the patent in question, and generally does not provide for claims of monetary damages or a review of specific claims of infringement. The conclusions made by the reviewing administrative bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.
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
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the decision to reinstate a broader set of claims, and a hearing on this matter has been scheduled for the third quarter of 2015. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
The EPO combined the oppositions into a single opposition proceeding and a hearing on this matter has been scheduled for the fourth quarter of 2015.
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
In addition to the above proceedings and now-concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

14.	CONCENTRATION OF RISK:
Included in technology development and support revenue in the accompanying statement of operations is $31,000 and $48,000 for the three months ended June 30, 2015 and 2014, respectively, and $43,000 and $117,000 for the six months ended June 30, 2015 and 2014, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.
Revenues and accounts receivable from the Company's largest non-government customers were as follows (in thousands):

	% of Revenues for the three months ended June 30,		% of Revenues for the six months ended June 30,		Accounts Receivable as of
Customer	2015	2014	2015	2014	June 30, 2015
A	74%	62%	63%	52%	$7,770
B	18%	14%	21%	18%	$6,905
C	3%	16%	8%	22%	$923
Revenues from outside of North America represented approximately 99% of the consolidated revenue for both the three months ended June 30, 2015 and 2014, and approximately 99% of the consolidated revenue for both the six months ended June 30, 2015 and 2014. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2015	2014	2015	2014
South Korea	53,842	49,262	76,064	72,218
Japan	2,866	10,903	10,626	24,961
Other non-U.S. locations	867	3,798	1,883	4,456
Total non-U.S. locations	$57,575	$63,963	$88,573	$101,635
United States	517	164	742	330
Total revenue	$58,092	$64,127	$89,315	$101,965
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$20,788	$19,763
Other	117	159
Total long-lived assets	$20,905	$19,922
Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:
The Company is subject to income taxes in both United States and foreign jurisdictions. The effective income tax rate was (173.4)% and (340.7)%, respectively, for the three and six months ended June 30, 2015. The Company's effective tax rate rose significantly as the inventory write-down primarily relates to UDC Ireland Limited, which expects to incur a loss for the full year 2015 and such loss has not been tax benefited as UDC Ireland Limited has a history of losses resulting in a full valuation allowance. For the three and six months ended June 30, 2015, income tax expense of $7.5 million and $8.1 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.
The effective income tax rate was 29.6% and 31.8%, respectively, for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2014, an income tax expense of $8.6 million and $11.4 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.
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

16.	NET (LOSS) INCOME PER COMMON SHARE:
Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock awards, restricted stock units and performance units. Diluted net (loss) income per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the effect of unvested restricted stock awards, restricted stock units and performance units, and the impact of shares to be issued under the ESPP.
The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(11,771)	$20,422	$(10,457)	$24,443
Denominator:
Weighted average common shares outstanding – Basic	46,388,218	46,266,142	45,840,599	46,222,146
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	—	249,618	—	262,434
Restricted stock awards and units and performance units	—	98,966	—	148,402
Weighted average common shares outstanding – Diluted	46,388,218	46,614,726	45,840,599	46,632,982
Net (loss) income per common share:
Basic	$(0.25)	$0.44	$(0.23)	$0.53
Diluted	$(0.25)	$0.44	$(0.23)	$0.52
For the three months ended June 30, 2015 and 2014, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 947,442 and 232,245, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2015 and 2014, the combined effects of unvested restricted stock awards, restricted stock units, performance units and stock options of 947,442 and 286,225, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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
OVERVIEW
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for smartphones, wearables, tablets and televisions, as well as solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period resulting in an accumulated deficit of $98.8 million as of June 30, 2015.
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
Inventory write-down
During the three months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales, which we believe was a result of our customer's selling new products that did not include our host materials. Based on current sales forecast, we anticipate significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required.

The following unaudited selected financial data table details our reconciliation of non-GAAP measures to the most directly comparable GAAP measures:

(unaudited, in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP Results:
Cost of material sales	$39,086	$11,951	$47,667	$21,848
Operating expenses	62,573	35,289	92,025	66,501
Operating (loss) income	(4,481)	28,838	(2,710)	35,464
(Loss) income before income taxes	(4,305)	29,010	2,373	35,838
Net (loss) income	(11,771)	20,422	(10,457)	24,443
Net (loss) income per common share, basic	$(0.25)	$0.44	$(0.23)	$0.53
Net (loss) income per common share, diluted	$(0.25)	$0.44	$(0.23)	$0.52
Non-GAAP Reconciling Items:
Inventory write-down	$33,000	$—	$33,000	$—
Tax impact of inventory write-down	(1,860)	—	(1,860)	—
Non-GAAP Measures
Cost of material sales	$6,086	$11,951	$14,667	$21,848
Operating expenses	29,573	35,289	59,025	66,501
Operating income	28,519	28,838	30,290	35,464
Income before income taxes	28,695	29,010	30,627	35,838
Net income*	19,369	20,422	20,683	24,443
Net income per common share, basic**	$0.42	$0.44	$0.45	$0.53
Net income per common share, diluted***	$0.41	$0.44	$0.45	$0.52
* Non-GAAP net income assumes an effective tax rate of 32.5% based on excluding the impact of the inventory write down.
** The non-GAAP net income per common share, basic is derived from dividing non-GAAP net income by the number of weighted average shares used in computing basic net income per common share.
*** The non-GAAP net income per common share, diluted is derived from dividing non-GAAP net income by non-GAAP weighted average shares of 46,691,525 and 46,421,612 for the three and six months ended June 30, 2015, respectively.

Non-GAAP Measures
To supplement our selected financial data presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP measures. These non-GAAP measures include non-GAAP net income, non-GAAP net income per common share, basic and non-GAAP net income per common share, diluted, as well as non-GAAP cost of material sales, non-GAAP operating expenses, non-GAAP operating income and non-GAAP income before income taxes. Reconciliation to the nearest GAAP measures of all non-GAAP measures included in the presentation can be found within the tables detailing the reconciliation of non-GAAP measures to GAAP measures above.
We have provided these non-GAAP measures to enhance investors' overall understanding of our current financial performance, and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP measures provide meaningful supplemental information regarding our financial performance by excluding the effect of the write-down of primarily existing host materials that were not included in our customer's new products. We believe that the non-GAAP measures that exclude the impact of the inventory write down, when viewed with GAAP results, enhance the comparability of results against prior periods and allow for greater transparency of financial results. The presentation of non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
We had an operating loss of $4.5 million for the three months ended June 30, 2015, compared to operating income of $28.8 million for the three months ended June 30, 2014. The decrease in operating income was primarily due to the following:

•	an increase in operating expenses of $27.3 million, which includes a $27.1 million increase in the cost of material sales due to a $33.0 million write-down of inventory; and

•	a decrease in revenue of $6.0 million, which reflects a decrease in material sales, partially offset by an increase in royalty and license fees.
We had a net loss of $11.8 million (or $0.25 per basic and diluted share) for the three months ended June 30, 2015, compared to net income of $20.4 million (or $0.44 per basic and diluted share) for the three months ended June 30, 2014. The decrease in net income was primarily due to a decrease in operating income of $33.3 million, which in turn was mainly due to the $33.0 million write-down of inventory.
Absent the inventory write-down and the associated $1.9 million reduction of income tax expense, we had non-GAAP net income of $19.4 million (or $0.42 per non-GAAP basic and $0.41 per non-GAAP diluted share) for the three months ended June 30, 2015.
Revenue
The following table details our revenues for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		(Decrease) Increase
	2015	2014	$	%
REVENUE:
Material sales	$24,324	$35,926	$(11,602)	(32)%
Royalty and license fees	33,733	28,064	5,669	20%
Technology development and support revenue	35	137	(102)	(74)%
Total revenue	$58,092	$64,127	$(6,035)	(9)%
Total revenue for the three months ended June 30, 2015 decreased by $6.0 million compared to the three months ended June 30, 2014. The decline in revenue was primarily the result of a decrease in commercial material sales, described in more detail below, partially offset by an increase in royalty and license fee revenue.
Material sales
The following table details our revenues derived from material sales for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		(Decrease)
	2015	2014	$	%
Material Sales:
Commercial material sales	$21,788	$32,579	$(10,791)	(33)%
Developmental material sales	2,536	3,347	(811)	(24)%
Total material sales	$24,324	$35,926	$(11,602)	(32)%
Commercial material sales for the three months ended June 30, 2015 decreased by $10.8 million compared to the three months ended June 30, 2014, primarily due to lower host material sales of $11.7 million, which is further explained below.
Developmental material sales for the three months ended June 30, 2015 decreased by $0.8 million compared to the three months ended June 30, 2014. The decrease in our development material sales was primarily due to a decrease in the number of grams sold.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Material Sales:
Phosphorescent emitter sales	$22,152	$22,026	$126	1%
Host material sales	2,172	13,900	(11,728)	(84)%
Total material sales	$24,324	$35,926	$(11,602)	(32)%
Phosphorescent emitter sales for the three months ended June 30, 2015 increased by $0.1 million compared to the three months ended June 30, 2014.
Host material sales for the three months ended June 30, 2015 decreased by $11.7 million compared to the three months ended June 30, 2014. The decline in our host material sales was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customer's selling new products that did not include our host materials as well as a reduction in the average price per gram sold. Based on current sales forecast, we anticipate that sales of existing host material will continue to be significantly reduced. Sales forecasts tend to be volatile, but because of the deterioration in both actual and forecasted sales demand, the results of our quarterly excess and obsolete analysis required that a write-down in net realizable value of $33.0 million primarily to our existing host material inventory be recorded. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.
Royalty and license fees
Royalty and license fees were as follows for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase
	2015	2014	$	%
Royalty and license fees	$33,733	$28,064	$5,669	20%
Royalty and license fees for the three months ended June 30, 2015 increased by $5.7 million compared to the three months ended June 30, 2014. The increase was mainly related to the receipt and recognition of $30.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $25.0 million in the prior period.
Technology development and support revenue
Technology development and support revenue were as follows for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		(Decrease)
	2015	2014	$	%
Technology development and support revenue	$35	$137	$(102)	(74)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the three months ended June 30, 2015 decreased by $0.1 million compared to the three months ended June 30, 2014. The decrease was primarily related to the smaller number of government contracts.

Cost of material sales
Cost of commercial material sales were as follows for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Commercial material sales	$21,788	$32,579
Cost of commercial material sales	38,565	11,951
% of commercial material sales	177%	37%
Cost of commercial material sales for the three months ended June 30, 2015 increased by $26.6 million compared to the three months ended June 30, 2014. The increase in the cost of our commercial material sales was due to an inventory write-down of $33.0 million, offset to some extent by a decrease in commercial material sales. During the three months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on current sales forecast, we anticipate significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required. Without the write-down and commensurate with the decline in material sales revenue, the cost of commercial material sales would have been $6.1 million and the cost of commercial material sales as a percent of commercial material sales would have been 28% for the three months ended June 30, 2015 compared to 37% in the three months ended June 30, 2014. The increase in commercial material sales margin absent the write-down was due to the decrease in host sales, which have less favorable margins than our emitter materials. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial, shipping costs for such materials, and inventory write-downs, but excludes the cost of producing certain materials which has already been included in research and development expense.
Research and development
We incurred research and development expenses of $10.6 million for the three months ended June 30, 2015, essentially unchanged as compared to $10.5 million for the three months ended June 30, 2014.
Selling, general and administrative
Selling, general and administrative expenses were $6.7 million for the three months ended June 30, 2015, essentially unchanged as compared to $6.5 million for the three months ended June 30, 2014.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology decreased to $4.5 million for the three months ended June 30, 2015, compared to $4.7 million for the three months ended June 30, 2014. The decrease relates to the timing of expenses related to prosecution, maintenance and opposition of patents.
Royalty and license expense
Royalty and license expense increased to $1.7 million for the three months ended June 30, 2015, compared to $1.5 million for the three months ended June 30, 2014. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher royalty and license fees. See Note 6 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
Income tax expense of $7.5 million and $8.6 million for the three months ended June 30, 2015 and 2014, respectively, was recorded primarily related to foreign taxes on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was (173.4)% and 29.6% for the three months ended June 30, 2015, and 2014 respectively. The Company's effective tax rate rose significantly as the inventory write-down primarily relates to UDC Ireland Limited, which expects to incur a loss for the full year 2015 and such loss has not been tax benefited as UDC Ireland Limited has a history of losses resulting in a full valuation allowance. For the three months ended June 30, 2015, absent the inventory write-down, income tax expense would have been $9.4 million and the effective income tax rate would have been 32.5%.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
We had an operating loss of $2.7 million for the six months ended June 30, 2015, compared to operating income of $35.5 million for the six months ended June 30, 2014. The decrease in operating income was primarily due to the following:

•	an increase in operating expenses of $25.5 million, which primarily includes a $25.8 million increase in the cost of material sales due to a $33.0 million write-down of inventory; and

•	an decrease in revenue of $12.7 million, which reflects a decrease in material sales, partially offset by an increase royalty and license fees.
We had a net loss of $10.5 million (or $0.23 per basic and diluted share) for the six months ended June 30, 2015, compared to net income of $24.4 million (or $0.53 per basic and $0.52 per diluted share) for the six months ended June 30, 2014. The decrease in net income was primarily due to:

•	the decrease in operating income of $38.2 million, primarily from the $33.0 million write-down of inventory; offset by

•	a decrease in income tax expense of $3.3 million.
Absent the inventory write-down and the associated $1.9 million reduction of income tax expense, we had non-GAAP net income of $20.7 million (or $0.45 per non-GAAP basic and diluted share) for the six months ended June 30, 2015.
Revenue
The following table details our revenues for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months ended June 30,		(Decrease) Increase
	2015	2014	$	%
REVENUE:
Material sales	$51,142	$71,252	$(20,110)	(28)%
Royalty and license fees	38,108	29,843	8,265	28%
Technology development and support revenue	65	870	(805)	(93)%
Total revenue	$89,315	$101,965	$(12,650)	(12)%
Total revenue for the six months ended June 30, 2015 decreased by $12.7 million compared to the six months ended June 30, 2014. The decrease in revenue was primarily the result of decreased commercial material sales, partially offset by an increase in royalty and license fee revenue.
Material sales
The following table details our revenues derived from material sales for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months ended June 30,		(Decrease)
	2015	2014	$	%
Material Sales:
Commercial material sales	$47,418	$66,076	$(18,658)	(28)%
Developmental material sales	3,724	5,176	(1,452)	(28)%
Total material sales	$51,142	$71,252	$(20,110)	(28)%
Commercial material sales for the six months ended June 30, 2015 decreased by $18.7 million compared to the six months ended June 30, 2014, primarily due to lower host sales of $19.1 million, which is further explained below.
Developmental material sales for the six months ended June 30, 2015 decreased by $1.5 million compared to the six months ended June 30, 2014. The decrease in our development material sales was primarily due a decrease in the number of grams sold.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months ended June 30,		(Decrease)
	2015	2014	$	%
Material Sales:
Phosphorescent emitter sales	$43,547	$44,594	$(1,047)	(2)%
Host material sales	7,595	26,658	(19,063)	(72)%
Total material sales	$51,142	$71,252	$(20,110)	(28)%
Phosphorescent emitter sales for the six months ended June 30, 2015 decreased by $1.0 million compared to the six months ended June 30, 2014.
Host material sales for the six months ended June 30, 2015 decreased by $19.1 million compared to the six months ended June 30, 2014. The decline in our host material sales was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customer's selling new products that did not include our host materials as well as a reduction in the average price per gram sold. Based on current sales forecast, we anticipate that sales of existing host material will continue to be significantly reduced. Sales forecasts tend to be volatile, but because of the deterioration in both actual and forecasted sales demand, the results of our quarterly excess and obsolete analysis required that a write-down in net realizable value of $33.0 million primarily to our existing host material inventory be recorded. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.
Royalty and license fees
Royalty and license fees were as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months ended June 30,		Increase
	2015	2014	$	%
Royalty and license fees	$38,108	$29,843	$8,265	28%
Royalty and license fees for the six months ended June 30, 2015 increased by $8.3 million compared to the six months ended June 30, 2014. The increase was mainly related to the receipt and recognition of $30.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $25.0 million in the prior period.
Technology development and support revenue
Technology development and support revenue were as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months ended June 30,		(Decrease)
	2015	2014	$	%
Technology development and support revenue	$65	$870	$(805)	(93)%
Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.
Technology development and support revenue for the six months ended June 30, 2015 decreased by $0.8 million compared to the six months ended June 30, 2014. The decrease was primarily related to the smaller number of government contracts.

Cost of material sales
Cost of commercial material sales were as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months ended June 30,
	2015	2014
Commercial material sales	$47,418	$66,076
Cost of commercial material sales	47,086	21,848
% of commercial material sales	99%	33%
Cost of commercial material sales for the six months ended June 30, 2015 increased by $25.2 million compared to the six months ended June 30, 2014. The increase in the cost of our commercial material sales was primarily due to an inventory write-down of $33.0 million, offset to some extent by a decrease in commercial material sales. During the three months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on current sales forecast, we anticipate significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required. Without the write-down and commensurate with the decline in material sales revenue, the cost of commercial material sales would have been $14.1 million for the six months ended June 30, 2015, and the cost of commercial material sales as a percent of commercial material sales would have been 30% for the six months ended June 30, 2015 compared to 33% in the six months ended June 30, 2014. The increase in commercial material sales margin absent the write-down was due to the decrease in host sales, which have less favorable margins than our emitter materials. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense. Commercial materials are materials that have been validated by us for use in commercial OLED products.
Research and development
We incurred research and development expenses of $20.6 million for the six months ended June 30, 2015, essentially unchanged as compared to $20.7 million for the six months ended June 30, 2014.
Selling, general and administrative
Selling, general and administrative expenses were $12.9 million for the six months ended June 30, 2015, essentially unchanged as compared to $13.0 million for the six months ended June 30, 2014.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology decreased to $8.4 million for the six months ended June 30, 2015, compared to $8.7 million for the six months ended June 30, 2014. The decrease relates to a decrease in patent costs mainly due to lower legal expenses.
Royalty and license expense
Royalty and license expense increased to $2.5 million for the six months ended June 30, 2015, compared to $2.3 million for the six months ended June 30, 2014. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher qualifying material sales and increased royalty and license fees. See Note 6 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
Income tax expense of $8.1 million and $11.4 million was recorded for the six months ended June 30, 2015 and 2014, respectively, primarily related to foreign taxes withheld on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was (340.7)% and 31.8% for the six months ended June 30, 2015 and 2014, respectively. The Company's effective tax rate rose significantly as the inventory write-down primarily relates to UDC Ireland Limited, which expects to incur a loss for the full year 2015 and such loss has not been tax benefited as UDC Ireland Limited has a history of losses resulting in a full valuation allowance. For the six months ended June 30, 2015, absent the inventory write-down, income tax expense would have been $10.0 million and the effective income tax rate would have been 32.5%.
Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of June 30, 2015, we had cash and cash equivalents of $109.3 million and short-term investments of $247.0 million, for a total of $356.3 million. This compares to cash and cash equivalents of $45.4 million and short-term investments of $243.1 million, for a total of $288.5 million, as of December 31, 2014. The increase in cash and cash equivalents of $63.8 million was primarily due to cash provided by operating activities related to proceeds received from deferred revenue arrangements offset by cash used in investing and financing activities.

Cash provided by operating activities was $75.2 million for the six months ended June 30, 2015, compared to $25.0 million for the six months ended June 30, 2014. The increase in cash provided by operating activities was primarily due to the following changes from the comparable prior period:

•	the receipt of $45.0 million from customers for prepaid royalty and license fees recognized as deferred revenue; and

•	the impact of the timing of accounts receivable collections of $9.5 million; primarily offset by

•	the impact of the timing of net inventory purchases of $2.8 million.
Cash used in investing activities was $7.6 million for the six months ended June 30, 2015, compared to $11.0 million for the six months ended June 30, 2014. The decrease in cash used in investing activities was mainly due to the timing of maturities and purchases of investments resulting in net purchases of $4.5 million for the six months ended June 30, 2015, compared to net purchases of $8.1 million for the six months ended June 30, 2014.
Cash used in financing activities was $3.7 million for the six months ended June 30, 2015, compared to $9.0 million for the six months ended June 30, 2014.  The decrease in cash used in financing activities was primarily due to the fact that there were no repurchases of common stock during the six months ended June 30, 2015 compared to $7.0 million of repurchases of common stock in the six months ended June 30, 2014. This was offset by an increase in the payment of withholding taxes related to employee stock-based compensation of $2.5 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Working capital was $365.1 million as of June 30, 2015, compared to $343.7 million as of December 31, 2014. The increase in working capital was primarily due to the increase in cash and cash equivalents, an increase in short-term investments, offset by an increase in deferred revenue, a decrease in accounts receivable and a decrease in inventory.
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
We believe that our accounting policies related to revenue recognition and deferred revenue, the valuation of certain investments, the valuation and recoverability of acquired technology and inventories, stock-based compensation, income taxes and our Supplemental Executive Retirement Plan, are our “critical accounting policies” as contemplated by the SEC.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for additional discussion of our critical accounting policies.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Patent Related Challenges and Oppositions
Each major jurisdiction that issues patents provides third parties and applicants an opportunity to seek a further review of an issued patent. The specific process for requesting and considering such reviews are specific to the jurisdiction that issued the patent in question, and generally do not include claims for monetary damages or specific claims of infringement. The conclusions made by the reviewing administrative bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.
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
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the decision to reinstate a broader set of claims and a hearing on this matter has been scheduled for the third quarter of 2015. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
The EPO combined the oppositions into a single opposition proceeding and a hearing has been scheduled for the fourth quarter of 2015.
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
In addition to the above proceedings and now-concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fuji Patent acquisition or which to relate to technologies that are not currently widely utilized in the marketplace.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the quarter ended June 30, 2015, we acquired 5,879 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the second quarter of 2015 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 - April 30	5,588	$48.94
May 1 - May 31	—	—
June 1 - June 30	291	50.55
Total	5,879

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description
10.1*	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated as of April 7, 2015.
10.2*	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated as of April 7, 2015.
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

UNIVERSAL DISPLAY CORPORATION

Date: August 6, 2015	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary