Form 10-Q
period 2015-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2015-11-05
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant had outstanding 46,711,869 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,956	$45,418
Short-term investments	271,593	243,088
Accounts receivable	28,350	22,075
Inventory	13,688	37,109
Deferred income taxes	15,785	18,459
Other current assets	4,523	4,356
Total current assets	423,895	370,505
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27,036 and $24,813	21,490	19,922
ACQUIRED TECHNOLOGY, net of accumulated amortization of $52,087 and $43,838	74,765	83,014
INVESTMENTS	3,024	3,047
DEFERRED INCOME TAXES	10,917	12,934
OTHER ASSETS	232	425
TOTAL ASSETS	$534,323	$489,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,334	$9,260
Accrued expenses	12,979	14,986
Deferred revenue	20,830	2,466
Other current liabilities	104	111
Total current liabilities	44,247	26,823
DEFERRED REVENUE	26,382	3,366
RETIREMENT PLAN BENEFIT LIABILITY	12,235	10,916
Total liabilities	82,864	41,105

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 47,494,938 and 47,061,826 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	475	471
Additional paid-in capital	586,533	581,114
Accumulated deficit	(91,715)	(88,305)
Accumulated other comprehensive loss	(3,678)	(4,382)
Treasury stock, at cost (1,357,863 shares at September 30, 2015 and December 31, 2014)	(40,158)	(40,158)
Total shareholders’ equity	451,459	448,742
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,323	$489,847

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Material sales	$34,128	$27,494	$85,270	$98,746
Royalty and license fees	5,224	5,357	43,332	35,200
Technology development and support revenue	67	41	132	911
Total revenue	39,419	32,892	128,734	134,857

OPERATING EXPENSES:
Cost of material sales	7,246	7,388	54,913	29,236
Research and development	11,434	7,915	32,000	28,639
Selling, general and administrative	7,240	6,625	20,145	19,576
Patent costs and amortization of acquired technology	4,032	4,081	12,461	12,801
Royalty and license expense	1,105	803	3,563	3,060
Total operating expenses	31,057	26,812	123,082	93,312
Operating income	8,362	6,080	5,652	41,545
INTEREST INCOME	232	187	593	598
INTEREST EXPENSE	(7)	(17)	(31)	(55)
INCOME BEFORE INCOME TAXES	8,587	6,250	6,214	42,088
INCOME TAX EXPENSE	(1,540)	(1,966)	(9,624)	(13,360)
NET INCOME (LOSS)	$7,047	$4,284	$(3,410)	$28,728

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.15	$0.09	$(0.07)	$0.62
DILUTED	$0.15	$0.09	$(0.07)	$0.61

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	46,542,556	46,197,713	46,241,578	46,398,644
DILUTED	46,723,373	46,633,763	46,241,578	46,956,428
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$7,047	$4,284	$(3,410)	$28,728

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $2, $9, $(6) and $10, respectively	(5)	(19)	(9)	20
Employee benefit plan:
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $157, $54, $401 and $162, respectively	279	92	713	275
Net change for employee benefit plan	279	92	713	275

TOTAL OTHER COMPREHENSIVE INCOME	274	73	704	295

COMPREHENSIVE INCOME (LOSS)	$7,321	$4,357	$(2,706)	$29,023
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, DECEMBER 31, 2014	200,000	$2	47,061,826	$471	$581,114	$(88,305)	$(4,382)	1,357,863	$(40,158)	$448,742
Net loss	—	—	—	—	—	(3,410)	—	—	—	(3,410)
Other comprehensive income	—	—	—	—	—	—	704	—	—	704
Exercise of common stock options	—	—	215,390	2	1,627	—	—	—	—	1,629
Issuance of common stock to employees	—	—	296,098	3	7,652	—	—	—	—	7,655
Shares withheld for employee taxes	—	—	(124,271)	(1)	(5,312)	—	—	—	—	(5,313)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	36,851	—	1,118	—	—	—	—	1,118
Issuance of common stock to employees under an ESPP	—	—	9,044	—	334	—	—	—	—	334
BALANCE, SEPTEMBER 30, 2015	200,000	$2	47,494,938	$475	$586,533	$(91,715)	$(3,678)	1,357,863	$(40,158)	$451,459
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,410)	$28,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred revenue	(7,031)	(3,825)
Depreciation	2,223	1,499
Amortization of intangibles	8,249	8,248
Inventory write-down	33,000	—
Amortization of premium and discount on investments, net	(479)	(405)
Stock-based compensation to employees	6,759	5,333
Stock-based compensation to Board of Directors and Scientific Advisory Board	818	729
Deferred income tax benefit	4,291	8,737
Retirement plan benefit expense	2,433	1,257
(Increase) decrease in assets:
Accounts receivable	(6,275)	(6,450)
Inventory	(9,579)	(19,239)
Other current assets	(167)	(6,712)
Other assets	193	(266)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,192	(3,119)
Other current liabilities	(7)	469
Deferred revenue	48,411	3,793
Net cash provided by operating activities	80,621	18,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,650)	(4,214)
Purchases of investments	(453,672)	(301,924)
Proceeds from sale of investments	425,660	278,226
Net cash used in investing activities	(32,662)	(27,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under ESPP	263	279
Repurchase of common stock	—	(22,500)
Proceeds from the exercise of common stock options	1,629	1,001
Payment of withholding taxes related to stock-based compensation to employees	(5,313)	(2,840)
Net cash used in financing activities	(3,421)	(24,060)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,538	(33,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,418	70,586
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,956	$37,391
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$9	$30
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	323
Common stock issued to employees that was earned and accrued for in a previous period	967	746
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(858)	(252)
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
The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, portable media devices, wearables, tablets, laptop computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 3,500 patents issued and pending worldwide.
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
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
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
The Company receives non-refundable license and royalty payments under certain commercial, development and technology evaluation agreements. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of September 30, 2015 may not be recognized as revenue over the next twelve months. The Company evaluates these agreements quarterly, and if it is determined that there is no appreciable likelihood of executing a commercial license agreement with the customer or if a customer terminates the relationship prior to the expiration of its term, the previous deferred amount will be recognized as revenue in the corresponding period. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.
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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of operations. The amounts of these pass through taxes reflected in revenues and cost of material sales were $230,000 and $1.1 million for the three and nine months ended September 30, 2015, respectively, and $742,000 and $3.9 million for the three and nine months ended September 30, 2014, respectively.
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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses the first in first out method for inventory to report inventory cost at the lower of cost or net realizable value versus the current measurement principle of lower of cost or market. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-11 may have on its consolidated financial statements and related disclosures.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
September 30, 2015
Certificates of deposit	$11,323	$10	$(6)	$11,327
Corporate bonds	259,883	18	(71)	259,830
U.S. Government bonds	3,462	—	(2)	3,460
	$274,668	$28	$(79)	$274,617
December 31, 2014
Certificates of deposit	$11,373	$4	$(13)	$11,364
Corporate bonds	228,799	14	(41)	228,772
U.S. Government bonds	5,999	—	—	5,999
	$246,171	$18	$(54)	$246,135

4.	INVENTORIES:
Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$6,538	$7,696
Work-in-process	1,055	4,419
Finished goods	6,095	24,994
Inventories	$13,688	$37,109

Inventories included $32,000 and $1.0 million of inventory consigned to customers at September 30, 2015 and December 31, 2014, respectively. There were no inventory write downs during the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, and 2014, the Company recorded inventory write-downs of $33.0 million and none, respectively. The write-down for the 2015 period consisted of $22.9 million of work-in-process and $10.1 million of finished goods inventory. During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on the most recent sales forecast, the Company determined that there were likely to be significantly lower sales of existing host material. Sales forecasts tend to be volatile, but because of the deterioration in both actual and forecasted sales demand, a write-down in net realizable value primarily to host inventory was required.

5.	FAIR VALUE MEASUREMENTS:
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$40,496	$40,496	$—	$—
Short-term investments	271,593	271,593	—	—
Long-term investments	3,024	3,024	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$970	$970	$—	$—
Short-term investments	243,088	243,088	—	—
Long-term investments	3,047	3,047	—	—
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment below its carrying value is deemed to be other than temporary, the carrying value of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income (loss). There were no other-than-temporary impairments of investments as of September 30, 2015 or December 31, 2014.

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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of September 30, 2015, the Company was obligated to pay USC up to $3.7 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through September 30, 2015, the Company incurred $2.8 million in research and development expense for work performed under the 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.1 million and $770,000 for the three months ended September 30, 2015 and 2014, respectively, and $3.6 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

September 30, 2015

PD-LD, Inc.	$1,481
Motorola	15,909
Fujifilm	109,462
126,852
Less: Accumulated amortization	(52,087)
Acquired technology, net	$74,765
Amortization expense for all intangible assets was $2.7 million for both the three months ended September 30, 2015 and 2014, and $8.2 million for both the nine months ended September 30, 2015 and 2014. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations.
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
Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2015 or 2014.
The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $2.7 million and $378,000 for the three months ended September 30, 2015 and 2014, respectively, and $5.7 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:
Stock Repurchase Program
On June 2, 2014, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. During the period, the Company purchased 956,362 shares at a cost of approximately $29.5 million. The repurchase program ended during the second quarter of 2015.
Scientific Advisory Board, Board of Directors and Employee Awards
During the first quarters of 2015 and 2014, the Company granted a total of 35,205 and 31,301 shares, respectively, of fully vested common stock to employees, members of the Board of Directors and non-employee members of the Scientific Advisory Board for services performed in 2014 and 2013, respectively. The fair value of the shares issued was $967,000 and $746,000, respectively, for employees and $300,000 and $323,000, respectively, for members of the Board of Directors and non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2014 and 2013, respectively. In connection with the issuance of these shares, 9,565 and 8,071 shares, with fair values of $346,000 and $271,000, were withheld in satisfaction of employee tax withholding obligations in 2015 and 2014, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized loss on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2014, net of tax	$(28)	$(4,354)	$(4,382)
Other comprehensive loss before reclassification	(9)	—	(9)
Reclassification to net loss (1)	—	713	713	Selling, general and administrative and research and development
Change during period	(9)	713	704
Balance September 30, 2015, net of tax	$(37)	$(3,641)	$(3,678)

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan (2)	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive gain before reclassification	20	—	20
Reclassification to net income (1)	—	275	275	Selling, general and administrative and research and development
Change during period	20	275	295
Balance September 30, 2014, net of tax	$(4)	$(4,069)	$(4,073)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income (loss) of $713,000 and $275,000 for the nine months ended September 30, 2015 and 2014, respectively.
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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2015, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. At September 30, 2015, there were 2,836,804 shares that remained available to be granted under the Equity Compensation Plan.
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
During the nine months ended September 30, 2015, the Company granted 792,644 shares of restricted stock awards and restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $34.3 million on the respective dates of grant, and will vest over three to six years from the date of grant, provided that the grantee is still an employee of the Company on the applicable vesting date.
For the three months ended September 30, 2015 and 2014, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $1.9 million and $949,000, respectively, and research and development expense of $492,000 and $421,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $4.4 million and $2.8 million, respectively, and research and development expense of $1.4 million and $1.2 million, respectively.
In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2015 and 2014, 98,635 and 75,594 shares, with aggregate fair values of $4.2 million and $2.6 million, respectively, were withheld in satisfaction of tax withholding obligations.
For the three months ended September 30, 2015 and 2014, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board whose unvested shares are marked to market each quarter, a research and development credit of $51,000 and an expense of $62,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $223,000 and $162,000, respectively.

Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2015 and 2014, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $210,000 and $204,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $595,000 and $567,000, respectively. In connection with the vesting of the restricted stock, the Company issued 21,667 and 17,500 shares, during the nine months ended September 30, 2015 and 2014, respectively, to non-employee members of the Board of Directors.
Performance Unit Awards
During the nine months ended September 30, 2015, the Company granted 32,632 performance units, of which 16,315 are subject to a performance-based vesting requirement and 16,317 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.5 million on the date of grant.
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
For the three months ended September 30, 2015 and 2014, the Company recorded general and administrative expense of $219,000 and $284,000, respectively, and research and development expense of $58,000 and $152,000, respectively, related to performance units. For the nine months ended September 30, 2015 and 2014, the Company recorded general and administrative expense of $723,000 and $969,000, respectively, and research and development expense of $200,000 and $363,000, respectively, related to performance units.
In connection with the vesting of performance units during the nine months ended September 30, 2015, 16,071 shares with an aggregate fair value of $752,000 were withheld in satisfaction of tax withholding obligations.
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
During the nine months ended September 30, 2015 and 2014, the Company issued 9,044 and 9,162 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $263,000 and $279,000, respectively.
For the three months ended September 30, 2015 and 2014, the Company recorded charges of $11,000 and $12,000, respectively, to selling, general and administrative expense and $12,000 and $16,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the nine months ended September 30, 2015 and 2014, the Company recorded charges of $32,000 and $35,000, respectively, to selling, general and administrative expense and $39,000 and $41,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change will increase the liability related to the SERP. See the Company's Form 8-K filed on March 9, 2015 for more information regarding the amendments to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of September 30, 2015 there were six participants in the SERP.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.
The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$319	$167	$867	$502
Interest cost	166	106	452	318
Amortization of prior service cost	436	146	1,114	437
Total net periodic benefit cost	$921	$419	$2,433	$1,257

13.	COMMITMENTS AND CONTINGENCIES:
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
The Company has agreements with seven officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. Each executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.
In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company's requirements based on its business needs prior to firm orders being placed. As of September 30, 2015 and December 31, 2014, the Company had purchase commitments for inventory of $12.8 million and $9.1 million, respectively.
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
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to the above-noted European opposition and which relates to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the decision to reinstate a broader set of claims, but in October 2015, the IP High Court declined to reinstate the broader set of claims. The Company is currently evaluating the IP High Court's decision to determine whether a further appeal to the Japanese Supreme Court is warranted. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.

Although the Company cannot provide any assurances as to the possible outcome of future appellate proceedings which the Company may elect to pursue, if any, the patent is expected to be maintained at least with respect to the narrower set of claims which were not the subject of the IP High Court's invalidation ruling.
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
Included in technology development and support revenue in the accompanying statement of operations is $67,000 and none for the three months ended September 30, 2015 and 2014, respectively, and $110,000 and $117,000 for the nine months ended September 30, 2015 and 2014, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.
Revenues and accounts receivable from the Company's largest non-government customers were as follows (in thousands):

	% of Revenues for the three months ended September 30,		% of Revenues for the nine months ended September 30,		Accounts Receivable as of
Customer	2015	2014	2015	2014	September 30, 2015
A	48%	31%	29%	22%	$15,585
B	39%	37%	56%	49%	$10,165
C	4%	18%	7%	21%	$544

Revenues from outside of North America represented approximately 99% of the consolidated revenue for both the three months ended September 30, 2015 and 2014, and approximately 99% of the consolidated revenue for both the nine months ended September 30, 2015 and 2014. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2015	2014	2015	2014
South Korea	$34,536	$22,511	$110,600	$94,729
Japan	3,252	9,279	13,878	37,241
Other non-U.S. locations	1,366	984	3,249	2,439
Total non-U.S. locations	$39,154	$32,774	$127,727	$134,409
United States	265	118	1,007	448
Total revenue	$39,419	$32,892	$128,734	$134,857
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$21,242	$19,763
Other	248	159
Total long-lived assets	$21,490	$19,922
Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:
The Company is subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 17.9% and 154.9%, respectively, for the three and nine months ended September 30, 2015. The annual effective tax rate is estimated based on projected pre-tax income (loss) by legal entity and by tax jurisdiction for the full year. The Company's tax provision for interim periods is determined using the estimated annual effective tax rate, adjusted for discrete items arising in that quarter. The Company updates the estimate of the annual effective tax rate each quarter, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The quarterly tax provision and the quarterly estimated annual effective tax rate are subject to revision caused by changes in the level and mix of income and losses by legal entity and by tax jurisdiction. In addition, the effective tax rate can be volatile when the amount of pretax income (loss) for the quarter and year-to-date approach break-even.
The Company's year-to-date effective tax rate for 2015 exceeds the U.S. statutory rate primarily because of losses arising outside the United States at a subsidiary where the Company does not record a tax benefit. The foreign losses were primarily due to the inventory write-down for UDC Ireland Limited, which expects to incur a loss for 2015, and such loss was not tax benefited as UDC Ireland Limited has a history of losses resulting in a full valuation allowance. The effective tax rate in the future will depend on the level of and portion of profits earned within and outside the United States, and continued levels of valuation allowances. For the three and nine months ended September 30, 2015, income tax expense of $1.5 million and $9.6 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes. The effective tax rate of 17.9% for the three months ended September 30, 2015 was favorably impacted by a reduction in the year to date pretax loss for UDC Ireland Limited, and the corresponding reduction in the valuation reserve by $2.7 million. The effective tax rate of 154.9% for the nine months ended September 30, 2015 continues to reflect the exclusion of the year to date losses for UDC Ireland Limited, which impacts the tax provision by $6.6 million, or 106.8 percentage points of the effective tax rate.
The effective income tax rate was 31.4% and 31.7%, respectively, for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, an income tax expense of $2.0 million and $13.4 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.
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

The Company does not have any undistributed earnings from foreign subsidiaries due to the losses at the Company's foreign entities.

16.	NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock awards, restricted stock units and performance units. Diluted net income (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock, the effect of restricted stock units and performance units, and the impact of shares to be issued under the ESPP.
The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss)per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$7,047	$4,284	$(3,410)	$28,728
Denominator:
Weighted average common shares outstanding – Basic	46,542,556	46,197,713	46,241,578	46,398,644
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	90,398	286,977	—	359,144
Restricted stock awards and units and performance units	90,419	149,073	—	198,640
Weighted average common shares outstanding – Diluted	46,723,373	46,633,763	46,241,578	46,956,428
Net income (loss) per common share:
Basic	$0.15	$0.09	$(0.07)	$0.62
Diluted	$0.15	$0.09	$(0.07)	$0.61
For the three months ended September 30, 2015 and 2014, the combined effects of unvested restricted stock units, performance unit awards and stock options of 1,000 and 48,347, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2015 and 2014, the combined effects of unvested restricted stock units, performance units and stock options of 356,045 and 334,572, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period resulting in an accumulated deficit of $91.7 million as of September 30, 2015.
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
Inventory write-down
During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales, which we believe was a result of our customer's selling new products that did not include our host materials. Based on the most recent sales forecast, we determined that there were likely to be significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory during the second quarter was required.

The following unaudited selected financial data table details our reconciliation of non-GAAP measures to the most directly comparable GAAP measures:

(unaudited, in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP Results:
Cost of material sales	$7,246	$7,388	$54,913	$29,236
Operating expenses	31,057	26,812	123,082	93,312
Operating income	8,362	6,080	5,652	41,545
Income before income taxes	8,587	6,250	6,214	42,088
Net income (loss)	7,047	4,284	(3,410)	28,728
Net income (loss) per common share, basic	$0.15	$0.09	$(0.07)	$0.62
Net income (loss) per common share, diluted	$0.15	$0.09	$(0.07)	$0.61
Non-GAAP Reconciling Items:
Inventory write-down	$—	$—	$33,000	$—
Tax impact of inventory write-down	(1,104)	—	(2,964)	—
Non-GAAP Measures
Cost of material sales	$7,246	$7,388	$21,913	$29,236
Operating expenses	31,057	26,812	90,082	93,312
Operating income	8,362	6,080	38,652	41,545
Income before income taxes	8,587	6,250	39,214	42,088
Net income*	5,943	4,284	26,626	28,728
Net income per common share, basic**	$0.13	$0.09	$0.58	$0.62
Net income per common share, diluted***	$0.13	$0.09	$0.57	$0.61
* Non-GAAP net income assumes an effective tax rate of 30.8% and 32.1% for the three and nine months ended September 30, 2015 based on excluding the impact of the inventory write down of $33 million in the second quarter of 2015 and its related impact on our quarter-to-date and year-to-date effective taxes rates.
** The non-GAAP net income per common share, basic is derived from dividing non-GAAP net income by the number of weighted average shares used in computing basic net income per common share.
*** The non-GAAP net income per common share, diluted is derived from dividing non-GAAP net income by non-GAAP weighted average shares of 46,870,998 for the nine months ended September 30, 2015, respectively.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
We had operating income of $8.4 million for the three months ended September 30, 2015, compared to operating income of $6.1 million for the three months ended September 30, 2014. The increase in operating income was primarily due to the following:

•	an increase in revenue of $6.5 million, due to an increase in material sales; offset by

•	an increase in operating expenses of $4.2 million, mainly due to an increase in research and development expense, as described in more detail below.
We had net income of $7.0 million (or $0.15 per basic and diluted share) for the three months ended September 30, 2015, compared to net income of $4.3 million (or $0.09 per basic and diluted share) for the three months ended September 30, 2014. The increase in net income was primarily due to an increase in operating income of $2.3 million and a decrease in income tax expense of $0.4 million.

Excluding the inventory write-down in the second quarter of 2015 and its related impact on our year-to-date effective tax rate, we had non-GAAP net income of $5.9 million (or $0.13 per non-GAAP basic and non-GAAP diluted share) for the three months ended September 30, 2015. See the reconciliation of these non-GAAP amounts to GAAP amounts on page 22.
Revenue
The following table details our revenues for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
REVENUE:
Material sales	$34,128	$27,494	$6,634	24%
Royalty and license fees	5,224	5,357	(133)	(2)%
Technology development and support revenue	67	41	26	63%
Total revenue	$39,419	$32,892	$6,527	20%
Total revenue for the three months ended September 30, 2015 increased by $6.5 million compared to the three months ended September 30, 2014. The increase in revenue was primarily the result of an increase in commercial and development material sales, described in more detail below.
Material sales
The following table details our revenues derived from material sales for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase
	2015	2014	$	%
Material Sales:
Commercial material sales	$30,220	$24,790	$5,430	22%
Developmental material sales	3,908	2,704	1,204	45%
Total material sales	$34,128	$27,494	$6,634	24%
Commercial material sales for the three months ended September 30, 2015 increased by $5.4 million compared to the three months ended September 30, 2014, primarily due to an increase in emitter material sales, partially offset by a decrease in host material sales, which is further explained below.
Developmental material sales for the three months ended September 30, 2015 increased by $1.2 million compared to the three months ended September 30, 2014. The increase in our development material sales was primarily due to an increase in the number of grams sold.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Material Sales:
Phosphorescent emitter sales	$31,453	$20,183	$11,270	56%
Host material sales	2,675	7,311	(4,636)	(63)%
Total material sales	$34,128	$27,494	$6,634	24%
Phosphorescent emitter sales for the three months ended September 30, 2015 increased by $11.3 million compared to the three months ended September 30, 2014. The increase in emitter sales was due to an increase in the number of grams sold.
Host material sales for the three months ended September 30, 2015 decreased by $4.6 million compared to the three months ended September 30, 2014. The decline in our host material sales was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customer's continuing to sell new products that do not include our host materials, as well as a reduction in the average price per gram sold. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be reduced. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.
Royalty and license fees
Royalty and license fees were as follows for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		(Decrease)
	2015	2014	$	%
Royalty and license fees	$5,224	$5,357	$(133)	(2)%
Royalty and license fees for the three months ended September 30, 2015 remained essentially flat compared to the three months ended September 30, 2014.
Technology development and support revenue
Technology development and support revenue were as follows for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase
	2015	2014	$	%
Technology development and support revenue	$67	$41	$26	63%
Technology development and support revenue for the three months ended September 30, 2015 remained essentially flat compared to the three months ended September 30, 2014. We do not anticipate this to be a material revenue stream in the future.
Cost of material sales
Cost of commercial material sales were as follows for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Commercial material sales	$30,220	$24,790
Cost of commercial material sales	6,989	7,388
% of commercial material sales	23%	30%
Cost of commercial material sales for the three months ended September 30, 2015 decreased slightly by $0.4 million compared to the three months ended September 30, 2014. The decrease in the cost of our commercial material sales was due to a decrease in commercial host material sales, which have less favorable margins than our emitter materials, offset, to some extent by an increase in commercial emitter material sales. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.

Cost of commercial material sales includes the cost of producing materials that have been classified as commercial, shipping costs for such materials, and inventory write-downs, but excludes the cost of producing certain materials which has already been included in research and development expense.
Research and development
We incurred research and development expenses of $11.4 million for the three months ended September 30, 2015, compared to $7.9 million for the three months ended September 30, 2014. The increase was primarily due to increased developmental activities from PPG resulting from an increased use of raw materials for development activities, as well as an increase in consulting charges related to product development activities.
Selling, general and administrative
Selling, general and administrative expenses were $7.2 million for the three months ended September 30, 2015, compared to $6.6 million for the three months ended September 30, 2014. The increase was primarily due to an increase in personnel related costs.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology were $4.0 million for the three months ended September 30, 2015, essentially unchanged compared to $4.1 million for the three months ended September 30, 2014.
Royalty and license expense
Royalty and license expense increased to $1.1 million for the three months ended September 30, 2015, compared to $0.8 million for the three months ended September 30, 2014. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher sales of qualifying commercial material. See Note 6 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
Income tax expense of $1.5 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, was recorded primarily related to foreign taxes on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was 17.9% and 31.4% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate for the third quarter of 2015 was favorably impacted by a reduction in the estimated annual pretax loss for UDC Ireland Limited, and the corresponding reduction in the valuation allowance by $2.7 million; as discussed in Note 15 to the consolidated financial statements included herein. The effective tax rate in the future will depend on the level of and portion of profits earned within and outside the United States, and continued levels of valuation allowances. For the three months ended September 30, 2015, absent the inventory write down, there would have been pretax income in all legal entities and all tax jurisdictions. Therefore, the non-GAAP income tax expense includes a tax benefit from net operating loss carryforwards offsetting UDC Ireland Limited's pretax profits resulting in a non-GAAP effective tax rate of 30.8%.
Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014
We had operating income of $5.7 million for the nine months ended September 30, 2015, compared to operating income of $41.5 million for the nine months ended September 30, 2014. The decrease in operating income was primarily due to the following:

•
an increase in operating expenses of $29.8 million, which primarily includes a $25.7 million increase in the cost of material sales due to a $33.0 million write-down of inventory offset to some extent by a decrease in commercial material sales; and

•	an decrease in revenue of $6.1 million, which reflects a decrease in material sales, partially offset by an increase in royalty and license fees.
We had a net loss of $3.4 million (or $0.07 per basic and diluted share) for the nine months ended September 30, 2015, compared to net income of $28.7 million (or $0.62 per basic and $0.61 per diluted share) for the nine months ended September 30, 2014. The decrease in net income was primarily due to:

•	the decrease in operating income of $35.9 million, primarily from the $33.0 million write-down of inventory; offset by

•	a decrease in income tax expense of $3.7 million.
Absent the inventory write-down and the associated $2.7 million reduction of income tax expense, we had non-GAAP net income of $26.6 million (or $0.58 per non-GAAP basic and $0.57 per non-GAAP diluted share) for the nine months ended September 30, 2015. See the reconciliation of these non-GAAP amounts to GAAP amounts on page 22.

Revenue
The following table details our revenues for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		(Decrease) Increase
	2015	2014	$	%
REVENUE:
Material sales	$85,270	$98,746	$(13,476)	(14)%
Royalty and license fees	43,332	35,200	8,132	23%
Technology development and support revenue	132	911	(779)	(86)%
Total revenue	$128,734	$134,857	$(6,123)	(5)%
Total revenue for the nine months ended September 30, 2015 decreased by $6.1 million compared to the nine months ended September 30, 2014. The decrease in revenue was primarily the result of decreased commercial material sales (mainly host material sales), partially offset by an increase in emitter material sales and an increase in royalty and license fee revenue.
Material sales
The following table details our revenues derived from material sales for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		(Decrease)
	2015	2014	$	%
Material Sales:
Commercial material sales	$77,638	$90,866	$(13,228)	(15)%
Developmental material sales	7,632	7,880	(248)	(3)%
Total material sales	$85,270	$98,746	$(13,476)	(14)%
Commercial material sales for the nine months ended September 30, 2015 decreased by $13.2 million compared to the nine months ended September 30, 2014, primarily due to lower host sales of $23.7 million, which is further explained below.
Developmental material sales for the nine months ended September 30, 2015 decreased by $0.2 million compared to the nine months ended September 30, 2014. The decrease in our development material sales was primarily due to a decrease in the average price per gram sold, partially offset by an increase in the number of grams sold.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2015	2014	$	%
Material Sales:
Phosphorescent emitter sales	$75,000	$64,777	$10,223	16%
Host material sales	10,270	33,969	(23,699)	(70)%
Total material sales	$85,270	$98,746	$(13,476)	(14)%
Phosphorescent emitter sales for the nine months ended September 30, 2015 increased by $10.2 million compared to the nine months ended September 30, 2014. The increase in emitter sales was due to an increase in the number of grams sold.
Host material sales for the nine months ended September 30, 2015 decreased by $23.7 million compared to the nine months ended September 30, 2014. The decline in our host material sales was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customer's continuing to sell new products that did not include our host materials as well as a reduction in the average price per gram sold. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be reduced. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees
Royalty and license fees were as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		Increase
	2015	2014	$	%
Royalty and license fees	$43,332	$35,200	$8,132	23%
Royalty and license fees for the nine months ended September 30, 2015 increased by $8.1 million compared to the nine months ended September 30, 2014. The increase was mainly related to the receipt and recognition of $30.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $25.0 million in the prior period.
Technology development and support revenue
Technology development and support revenue were as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,		(Decrease)
	2015	2014	$	%
Technology development and support revenue	$132	$911	$(779)	(86)%
Technology development and support revenue for the nine months ended September 30, 2015 decreased by $0.8 million compared to the nine months ended September 30, 2014. The decrease was primarily related to a smaller number of government contracts. We do not anticipate this to be a material revenue stream in the future.
Cost of material sales
Cost of commercial material sales were as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Commercial material sales	$77,638	$90,866
Cost of commercial material sales	54,502	29,237
% of commercial material sales	70%	32%
Cost of commercial material sales for the nine months ended September 30, 2015 increased by $25.3 million compared to the nine months ended September 30, 2014. The increase in the cost of our commercial material sales was primarily due to an inventory write-down of $33.0 million, offset to some extent by a decrease in commercial material sales. During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on the most recent sales forecast, we determined that there were likely to be significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was performed in the second quarter. Without the write-down and commensurate with the decline in material sales revenue, the cost of commercial material sales would have been $21.5 million for the nine months ended September 30, 2015, and the cost of commercial material sales as a percent of commercial material sales would have been 28% for the nine months ended September 30, 2015 compared to 32% for the nine months ended September 30, 2014. The increase in commercial material sales margin absent the write-down was due to the decrease in host material sales, which have less favorable margins than our emitter materials. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate from quarter to quarter.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense.

Research and development
We incurred research and development expenses of $32.0 million for the nine months ended September 30, 2015, as compared to $28.6 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in personnel related costs as well as an increase in consulting charges related to product development activities.
Selling, general and administrative
Selling, general and administrative expenses were $20.1 million for the nine months ended September 30, 2015, compared to $19.6 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in personnel related costs.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology decreased to $12.5 million for the nine months ended September 30, 2015, compared to $12.8 million for the nine months ended September 30, 2014. The decrease relates to a decrease in patent costs mainly due to lower legal expenses.
Royalty and license expense
Royalty and license expense increased to $3.6 million for the nine months ended September 30, 2015, compared to $3.1 million for the nine months ended September 30, 2014. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher qualifying material sales and increased royalty and license fees. See Note 6 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
Income tax expense of $9.6 million and $13.4 million was recorded for the nine months ended September 30, 2015 and 2014, respectively, primarily related to foreign taxes withheld on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was 154.9% and 31.7% for the nine months ended September 30, 2015 and 2014, respectively. The Company's year-to-date effective tax rate for 2015 exceeds the U.S. statutory rate primarily because of losses arising outside the United States at a subsidiary where the Company does not record a tax benefit. The foreign losses were primarily due to the inventory write-down for UDC Ireland Limited, which expects to incur a loss for 2015, and such loss was not tax benefited as UDC Ireland Limited has a history of losses resulting in a full valuation allowance. The effective tax rate in the future will depend on the level of and portion of profits earned within and outside the United States, and continued levels of valuation allowances.

For the nine months ended September 30, 2015, absent the inventory write-down, income tax expense would have been $12.6 million and the effective income tax rate would have been 32.1%. The non-GAAP effective tax rate is lower than the effective tax rate computed under GAAP as the GAAP rate excludes the tax benefit from losses at UDC Ireland Limited. On a non-GAAP basis the Company expects income in all legal entities and all tax jurisdictions and therefore, includes UDC Ireland Limited’s effective tax rate on pretax profits after utilizing net operating loss carryforwards in determining the Company's overall effective the tax rate.
Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2015, we had cash and cash equivalents of $90.0 million and short-term investments of $271.6 million, for a total of $361.6 million. This compares to cash and cash equivalents of $45.4 million and short-term investments of $243.1 million, for a total of $288.5 million, as of December 31, 2014. The increase in cash and cash equivalents of $44.5 million was primarily due to cash provided by operating activities related to proceeds received from deferred revenue arrangements offset by cash used in investing and financing activities.
Cash provided by operating activities was $80.6 million for the nine months ended September 30, 2015, compared to $18.8 million for the nine months ended September 30, 2014. The increase in cash provided by operating activities was primarily due to the following changes from the comparable prior period:

•	the receipt of $45.0 million from customers for prepaid royalty and license fees recognized as deferred revenue; and

•	the impact of the timing of net inventory purchases of $9.7 million; primarily offset by

•	the impact of the payments of accounts payable and accrued expenses of $4.3 million
Cash used in investing activities was $32.7 million for the nine months ended September 30, 2015, compared to $27.9 million for the nine months ended September 30, 2014. The increase in cash used in investing activities was mainly due to the timing of maturities and purchases of investments resulting in net purchases of $28.0 million for the nine months ended September 30, 2015, compared to net purchases of $23.7 million for the nine months ended September 30, 2014.

Cash used in financing activities was $3.4 million for the nine months ended September 30, 2015, compared to $24.1 million for the nine months ended September 30, 2014. The decrease in cash used in financing activities was primarily due to the fact that there were no repurchases of common stock during the nine months ended September 30, 2015 compared to $22.5 million of repurchases of common stock in the nine months ended September 30, 2014. This was offset by an increase in the payment of withholding taxes related to employee stock-based compensation of $2.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Working capital was $379.6 million as of September 30, 2015, compared to $343.7 million as of December 31, 2014. The increase in working capital was primarily due to the increase in cash and cash equivalents, an increase in short-term investments, an increase in accounts receivable, offset by a decrease in deferred income taxes, a decrease in inventory and an increase in deferred revenue.
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
We believe that our accounting policies related to revenue recognition and deferred revenue, the valuation and recoverability of acquired technology and inventories, stock-based compensation, income taxes and our Supplemental Executive Retirement Plan, are our “critical accounting policies” as contemplated by the SEC.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for additional discussion of our critical accounting policies.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our contractual obligations.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan for our Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The Request was filed by SEL. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to the above-noted European opposition and which relates to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the decision to reinstate a broader set of claims but in October 2015, the IP High Court declined to reinstate the broader set of claims. The Company is currently evaluating the IP High Court's decision to determine whether further appeal to the Japanese Supreme Court is warranted. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
Although we cannot provide any assurances as to the possible outcome of future appellate proceedings which we may elect to pursue, if any, the patent is expected to be maintained at least with respect to the narrower set of claims which were not the subject of the IP High Court's invalidation ruling.
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
Share Repurchases
During the quarter ended September 30, 2015, we acquired 789 shares of common stock through transactions related to the vesting of restricted share awards and units previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the third quarter of 2015 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
July 1 - July 31	398	$48.87
August 1 - August 31	158	37.57
September 1 - September 30	233	37.57
Total	789

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description
10.1*	Equity Retention Agreement between the Registrant and Julie Brown, dated as of September 10, 2015
10.2*	Equity Retention Agreement between the Registrant and Mauro Premutico, dated as of September 10, 2015
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

UNIVERSAL DISPLAY CORPORATION

Date: November 5, 2015	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary