Form 10-K
period 2015-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2016-02-25
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2015, was $1,746,723,042.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.
As of February 23, 2016, the registrant had outstanding 46,824,158 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2016, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	44

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

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;

•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;

•	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;

•	our ability to maintain and improve our competitive position following the expiration of certain of our fundamental phosphorescent organic light-emitting diode (PHOLED) patents;

•	our ability to form and continue strategic relationships with manufacturers of OLED products;

•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;

•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;

•
our customers' development and use of more efficient manufacturing processes and material processing protocols that result in the more efficient utilization of our materials, and therefore reduce their requirements for our materials;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently in the market;

•	the nature and potential advantages of any competing technologies that may be developed in the future;

•	the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;

•	our ability to access future OLED technology developments of our academic and commercial research partners;

•	our ability to acquire and supply OLED materials at cost competitive pricing;

•	our ability to compete against third parties with resources greater than ours;

•	our future capital requirements and our ability to obtain additional financing if and when needed;

•	our future OLED technology licensing and OLED material revenues and results of operations, including supply and demand for our OLED materials; and

•	general economic and market conditions.
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
Our Company
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for mobile phones, tablets, televisions, wearables, personal computers, and automotive interiors, as well as solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the flat panel display market. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership and intellectual property position should enable us to share in the revenues from OLED displays and lighting products as they enter mainstream consumer and other markets.
Our primary business strategy is to (1) further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, portable media devices, wearable electronic devices, tablets, notebook computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining our relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). We currently own, exclusively license or have the sole right to sublicense more than 3,600 patents issued and pending worldwide.
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
Market Overview
The Flat Panel Display Market
Flat panel displays are essential for a wide variety of portable consumer electronics products, such as mobile phones, portable media devices, digital cameras, wearables, tablets and notebook computers. Due to their narrow profile and light weight, flat panel displays have also become the display of choice for larger product applications, such as computer monitors and televisions.
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
Solid-state lighting relies on the direct conversion of electricity to visible light using semiconductor materials. By avoiding the heat and plasma-producing processes of incandescent bulbs and fluorescent lamps, respectively, solid-state lighting products can have substantially higher energy conversion efficiencies.
There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, LEDs are already employed in a variety of lighting products, such as traffic lights, billboards, replacements for incandescent lighting, backlights for smartphones, computer monitors and televisions, and as border or accent lighting. However, the high operating temperatures and intense brightness of LEDs may make them less desirable for many general illumination and diffuse lighting applications.
OLEDs, on the other hand, are larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. OLEDs can be added to any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working and have introduced limited product applications of OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps, as well as for new applications that take advantage of the OLED form factor. In particular, the ability of OLED technology to produce uniform illumination over arbitrary shapes is making OLED lighting very attractive to the automobile industry.
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
Technology Leadership
We are a recognized technology leader in the OLED industry. Along with our research partners, we have pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times more efficient than traditional fluorescent OLEDs and significantly more efficient than current LCDs, which are illuminated using backlights. We believe that our phosphorescent OLED technologies and materials are well-suited for industry usage in the commercial production of OLED displays and lighting products. Through our relationships with companies such as PPG Industries and our academic partners, we have also developed other important OLED technologies, as well as novel OLED materials that we believe will facilitate the adoption of our various OLED technologies by product manufacturers.
Broad Portfolio of Intellectual Property
We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts, acquisitions, and our relationships with world-class partners such as Princeton, USC, Michigan and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 3,600 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola, and in 2012, we acquired the entire worldwide patent portfolio of more than 1,200 OLED patents and patent applications of Fujifilm Corporation (Fujifilm) for a total cost of $109.5 million. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.
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

Licenses with Key Product Manufacturers
We have licensed our OLED technologies and patents to manufacturers for use in commercial products. In 2015, we entered into a license agreement with LG Display Co., Ltd. (LG Display) for its manufacture of AMOLED display products. In 2011, we entered into a new license agreement with Samsung Mobile Display Co. Ltd. (SMD) for its manufacture of active matrix OLED (AMOLED) display products, which agreement superseded our prior license agreement with Samsung Display Co., Ltd (SDC). In July 2012, SMD merged with SDC. Following the merger, all agreements between us and SMD were assigned to SDC, and SDC is obligated to honor all pre-existing agreements made between us and SMD. We also have license agreements with Konica Minolta Holdings Inc. (Konica Minolta), Sumitomo Chemical Company, Ltd. (Sumitomo), Lumiotec, Inc. (Lumiotec), Pioneer Corporation (Pioneer), Kaneka Corporation (Kaneka) and OLEDWorks L.L.C. (OLEDWorks) for the manufacture of OLED lighting products. Additionally, we have a license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us.
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
Complementary UniversalPHOLED Host Material Business
We supply certain of our proprietary phosphorescent host materials to OLED product manufacturers. In one design, the emitter material is disbursed into a host material, with the resulting mixture consisting of predominantly host material. PPG Industries is also currently responsible for the manufacture of our proprietary host materials for us, which we then qualify and resell to our customers. We believe that host material sales can be complementary to our phosphorescent emitter material sales business; however, our OLED product manufacturing customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials. In addition, the host material business is more competitive than the phosphorescent emitter material sales business. This means our long-term prospects for host material sales are uncertain.
Established Material Supply Relationships
We have established relationships with well-known manufacturers that are using, or are evaluating, our OLED materials for use in commercial products. In 2015, SDC, LG Display, Tohoku Pioneer Corporation (Tohoku Pioneer), AU Optronics Corporation (AU Optronics) and Konica Minolta purchased our proprietary OLED materials for use in commercial OLED display and lighting products. We continue to work with many product manufacturers that are evaluating our OLED materials and technologies for use in commercial OLED displays and lighting products, including BOE Technology Group Co., Ltd. (BOE), Innolux Corporation (Innolux) (formerly Chimei Innolux Corporation (CMI)), and Kaneka.
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
We receive a majority of our revenues from customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers. In particular, one of our key customers located in the Asia-Pacific region, SDC, accounted for 62% of our consolidated revenues for 2015 and indirectly accounted for 67% of our consolidated revenues for 2015. Substantially all revenue derived from our customers is denominated in U.S. dollars.
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

Our technology and materials are most commonly utilized in the emissive layer; the materials in the emissive layer are the light-generating component of the OLED stack. Many of our key technologies relate primarily to phosphorescent emitter materials, which we believe are more energy efficient than fluorescent emitter materials that can also be used to generate light within the emissive layer of the OLED device. We began selling emitter materials commercially in 2003. A manufacturer will use a small amount of emitter material for each device through a process called “doping” into a host material. The emitter material(s) and the host material(s) together form an emissive layer system. Depending on the nature of the OLED device, the emissive materials and emissive layer system may be designed to emit different colors. We have commercially produced and sold phosphorescent emitter materials that produce red, yellow, green and light-blue light, which are combined in various ways for the flat panel display and lighting markets.
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
We have a strong intellectual property portfolio surrounding our existing PHOLED phosphorescent OLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2015, we continued our commercial supply relationships with companies such as SDC and LG Display to use our UniversalPHOLED® materials for their manufacture of OLED displays. In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.
Our Additional Proprietary OLED Technologies
Our research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:
FOLED™ Flexible OLEDs
We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new flat panel display product applications that do not exist today, such as a portable, roll-up Internet connectivity and communications device as well as enhance the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally.
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
OVJP® Organic Vapor Jet Printing
OLEDs can be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for any size or shaped OLED. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We have installed a prototype OVJP tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan.
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

LG Display
We have been providing our proprietary PHOLED materials to LG Display for evaluation, and we have been supporting LG Display in its OLED product development activities for several years. In January 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display, which were effective as of January 1, 2015 and superseded a 2007 commercial supply agreement between the parties for the supply of our proprietary PHOLED materials for use in AMOLED display products. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license agreement calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
AU Optronics
We have a longstanding collaborative relationship with AU Optronics dating back to 2001. We are providing our proprietary PHOLED materials to AU Optronics for evaluation, and we have helped AU Optronics accelerate its introduction of commercial OLED products into the market. In 2016, we entered into a revised commercial supply agreement for the continued evaluation and commercial supply of our proprietary PHOLED materials.
Sumitomo
In 2015, we entered into an OLED patent portfolio license agreement with Sumitomo in which the Company granted Sumitomo a non-exclusive, world-wide, royalty bearing license to make and sell OLED lighting panels using a solution based manufacturing process. The patent license extends for the term of our current patents and pending applications. The license includes a non-refundable license fee, and running royalties based on Sumitomo's future sales revenues of licensed products.
BOE
In 2013, we entered into an evaluation agreement with BOE for the evaluation of our materials and technology for use in the manufacture of PHOLED display products. The parties extended and expanded the evaluation agreement in 2015 to provide additional OLED materials for purchase by BOE under the evaluation agreement. In 2016, we entered into a new commercial supply agreement with BOE which provides for BOE's continued evaluation and commercial use of our proprietary PHOLED materials.
Sony
We have been supporting Sony in its development of AMOLED display products for many years. We have supplied, and intend to continue supplying our proprietary PHOLED materials to Sony for evaluation and for potential commercial applications.
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
Konica Minolta
We have been supplying our proprietary PHOLED materials to Konica Minolta for evaluation, and we have been supporting Konica Minolta in its efforts to develop OLED lighting products for many years. In 2008, we entered into a technology license agreement with Konica Minolta for its manufacture and sale of OLED lighting products that utilize our phosphorescent and other OLED technologies.

Lumiotec
In January 2012, we entered into a technology license agreement with Lumiotec for its manufacture and sale of OLED lighting products utilizing our phosphorescent and other OLED technologies. The agreement was extended in 2015.
LG Chem
We have entered into an evaluation agreement to supply LG Chem, Ltd. (LG Chem) with our proprietary PHOLED materials for use in the development of OLED products. We have also entered into short-term commercial sales agreements with LG Chem, as needed, for their OLED manufacturing needs, which generates commercial chemical sales and license fee revenues from our supply of materials to LG Chem. In late 2015, LG Display announced that it is acquiring the OLED lighting business of LG Chem. We intend to continue our LG Chem OLED lighting relationship with LG Display and cooperate in the transition of the relevant business operations and associated contractual and support services from LG Chem to LG Display.
NEC Lighting
We have been supplying our proprietary PHOLED materials to NEC Lighting, Ltd. (NEC Lighting) for the manufacture of sample OLED lighting products. NEC Lighting has publicly exhibited OLED lighting panels that utilize our proprietary PHOLED materials and technology.
Osram
In 2015, we entered into an evaluation agreement with Osram for the evaluation of our materials and technology for use in manufacturing OLED lighting products, including automotive OLED lighting products.
OLEDWorks
In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with OLEDWorks for use in OLED lighting products. The patent license agreement extends for the term of the applicable patent and patent applications. In 2015, OLEDWorks announced and completed an acquisition of OLED-related lighting assets from Philips, which had been a contracting customer of our proprietary PHOLED materials. the Company has extended rights under the OLEDWorks license agreement and commercial supply agreement to OLEDWorks GmbH, the German company and facility acquired by OLEDWorks from Philips. These rights were granted for as long as OLEDWorks GmbH is a wholly owned affiliate of OLEDWorks.
Our OLED Materials Supply Business
In support of our OLED licensing business, we supply our proprietary UniversalPHOLED materials to display manufacturers and others. We qualify our materials in OLED devices before shipment in order to ensure that they meet required specifications. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2015, our OLED materials business received recertification in accordance with ISO 9001:2008 Quality Management Systems standards and guidelines.
PPG Industries
We have maintained a close working relationship with PPG Industries since 2000. In 2011, we entered into an agreement with PPG Industries, the term of which continues through December 31, 2017 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG Industries with prior notice of two years. Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials for research and development, and for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. The raw materials we require for our emitter and host materials are available from multiple sources and historically, we have not had any issues with obtaining access to adequate amounts of any key raw materials.
Our OLED Material Customers
Throughout 2015, we continued supplying our proprietary UniversalPHOLED materials to SDC for use in its commercial AMOLED display products and for its development efforts. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices. SDC’s customers for these products have included many well-known consumer electronics companies throughout the world.
In 2015, we also supplied our proprietary UniversalPHOLED materials to LG Display for use in its commercial AMOLED display products, to Tohoku Pioneer for use in its commercial PMOLED display products, and Konica Minolta for its manufacture of commercial OLED lighting products. During the year, we also supplied our proprietary OLED materials to these and various other product manufacturers for evaluation and for purposes of development, manufacturing qualification and product testing.

Collaborations with Other OLED Material Manufacturers
We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2015, including Nippon Steel and Sumikin Chemical Co., Ltd. (NSCC). Most of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. In 2012 we also entered into an agreement with Duksan Hi-Metal Company Limited (Duksan) to provide us host sublimation services in Korea. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.
Research and Development
Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2015, 2014 and 2013, we incurred expenses of $44.6 million, $41.2 million and $34.2 million, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.
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
As of December 31, 2015, we employed a team of 86 research scientists, engineers and laboratory technicians in both our Ewing and Hong Kong facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists.
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
Effective June 1, 2013, we amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of December 31, 2015, we are obligated to reimburse the universities for up to approximately $3.5 million in actual costs to be incurred for research conducted under the remaining term of the agreement, which expires April 30, 2017.
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
Our government-funded programs are concentrated primarily in two areas: flexible OLEDs and OLEDs for lighting. We have received support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF). The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative. Several of our key U.S. government program initiatives in 2015 were as follows:
Technology Development for OLED Lighting
During 2015, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. In 2015, we received funding from the DOE to work with Arizona State University and the University of Michigan.
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
OLED Association
We are a charter member of the OLED Association (OLED-A). OLED-A is a trade association whose mission involves serving as an OLED information resource, driving OLED technology development, and promoting interest in OLED products. We are one of 18 members of OLED-A, and we actively participate on its marketing and technology committees. Mike Hack, our Vice President of Business Development, serves as a member of the Board of Directors of OLED-A.

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
OLED Lighting Coalition
We are a founding member of the OLED Lighting Coalition, a subgroup of OLED-A and NGLIA. The OLED Lighting Coalition is a group of U.S. companies and advocates of OLED technology joined together to promote the OLED lighting industry to the government, public and the lighting community. Mike Hack, our Vice President of Business Development, serves as a member of the Board of Directors of the OLED Lighting Coalition.
Intellectual Property
Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.
Our Patents
Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2015, we owned, through assignment to us alone or jointly with others, 355 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 532 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.
Patents We License from Princeton, USC and Michigan
We exclusively license many of our patent rights, including certain of our key PHOLED technology patents, under the 1997 Amended License Agreement. In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement. As of December 31, 2015, the patent rights we license from these universities included 265 issued U.S. patents, 91 pending U.S. patent applications, together with counterparts filed in various foreign countries. The earliest of these patents expired in the U.S. in 2014, while our key PHOLED technology patents licensed from these universities will start expiring in the U.S. in 2017.
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
We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. We owe royalties under the 1997 Amended License Agreement with Princeton of $5.4 million for 2015. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.

Patents We Acquired from Motorola
In 2000, we entered into a license agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents expire in the U.S. between 2014 through 2018.
In 2011, we purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents. This effectively terminated our license agreement with Motorola, including any obligation to make royalty payments to Motorola. In consideration for Motorola assigning and transferring the patents to us, we made a one-time cash payment to Motorola of $440,000, and we granted Motorola a royalty-free, non-exclusive and non-sublicensable license under the patents for use by Motorola and its affiliates in their respective businesses.
Patents We Acquired from Fujifilm Corporation
In 2012, we entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications for a total cost of $109.5 million. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted us to assign all of our rights and obligations under the Agreement to our affiliates, and we assigned, prior to the consummation of the transactions contemplated by the Agreement, our rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012.
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
Flat Panel Display Industry Competitors
Numerous domestic and foreign companies have developed or are developing and improving LCD and other flat panel display technologies that compete with our OLED display technologies. We believe that OLED display technologies ultimately can compete with LCDs and other display technologies for many product applications on the basis of lower power consumption, better contrast ratios, faster video rates, form factor and lower manufacturing cost. However, other companies may succeed in continuing to improve these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.
Lighting Industry Competitors
Although there has been a movement to phase out traditional incandescent bulbs throughout many countries, traditional incandescent bulbs and fluorescent lamps remain well-entrenched products in the lighting industry. In addition, compact fluorescent lamps and solid-state LEDs have recently been introduced into the market and would compete with OLED lighting products. Having attributes different from fluorescent lamps and LEDs, OLEDs may compete directly with these products for certain lighting applications. However, manufacturers of LEDs and compact fluorescent lamps may succeed in more broadly adapting their products to various lighting applications, or others may develop competing solid-state lighting technologies that are superior to OLEDs. Again, we cannot predict whether or when this might occur.

OLED Technology and Materials Competitors
Eastman Kodak Company (Kodak) developed and patented the original fluorescent OLED technology in 1987. Cambridge Display Technology, Ltd. (CDT), which was acquired by Sumitomo Chemical Company in 2007, developed and patented polymer OLED technology in 1989. Display and lighting manufacturers, including customers of ours, are engaged in their own OLED research, development and commercialization activities, and have developed and may continue to develop proprietary OLED technologies that are necessary or useful for commercial OLED devices. In addition, other material manufacturers, such as Sumitomo, Idemitsu Kosan Co., Ltd. (Idemitsu Kosan), Merck KGaA and BASF Corporation, are selling or sampling competing OLED materials to customers, including companies to which we sell our proprietary PHOLED materials.
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
The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver our host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of the phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Dow Chemical, Idemitsu Kosan, NSCC, Doosan Electronics, Merck KGaA, Cheil Industries and Duksan, which have significant resources and may aggressively pursue such business in the future.
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
Employees
As of December 31, 2015, we had 153 active full-time employees and one part-time employee, none of whom are unionized. We believe that relations with our employees are good.
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

Our Internet Site
Our Internet address is www.udcoled.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the SEC). In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, the charter for the Compensation Committee of our Board of Directors, the charter for the Nominating & Corporate Governance Committee of our Board of Directors, our Code of Ethics & Business Conduct for Employees, and our Code of Conduct for Directors. We intend to make available on our website any future amendments or waivers to our Code of Ethics & Business Conduct for Employees and our Code of Conduct for Directors. The information on our Internet site is not part of this report.

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

Recent court decisions in various patent cases may make it more difficult for us to obtain future patents, enforce our patents against third parties or obtain favorable judgments in cases where the patents are enforced.
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
Our ability to enter into additional commercial licensing and material supply relationships, or to maintain our existing relationships, may depend on our ability to make certain financial or other commitments. We might not be able, for financial or other reasons, to enter into or continue these relationships on commercially acceptable terms, or at all. Failure to do so may cause our business strategy to fail.
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
Conflicts or other problems could arise between us and our licensees or joint development partners, some of which we have made strategic investments in, as to royalty rates, milestone payments or other commercial terms. Similarly, we may disagree with our licensees or joint development partners as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a licensee or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues and other benefits of the agreement. Either we or the licensee or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the agreement. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for financial damages and suffer losses of intellectual property or other rights that are the subject of dispute.
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
Before product manufacturers will agree to expand the use of our OLED technologies and materials for wider scale commercial production, they will likely require us to demonstrate to their satisfaction that our OLED technologies and materials are feasible for broad-based product applications beyond current commercial application, such as smartphones, wearables and television displays. This, in turn, may require additional advances in our technologies and materials, as well as those of others, for applications in a number of areas, including, without limitation, advances with respect to the development of:

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
Our customers may develop new or more efficient manufacturing processes, which may adversely affect demand for our OLED materials.
OLED device manufacturing is in its early stages. By developing enhanced material processing methods and more efficient manufacturing techniques, our customers who purchase our phosphorescent emitter and host materials could become more efficient in the utilization of our materials, which could limit or reduce the amount of materials they purchase from us. Thus, demand for our materials may not expand in proportion to the number of OLED related products manufactured by our customers, and may result in reduced demand for our materials and technology relative to our customers' manufacture and sale of products made with such materials.
Any downturn in U.S. or global economic conditions may have a significant adverse effect on our business.
There have been significant and sustained economic downturns in the U.S. and globally in the past. These downturns have placed pressure on consumer demand, and the resulting impact on consumer spending has had a material adverse effect on the demand for consumer electronic products. Similar downturns in the future may have a significant adverse effect on one or more of our licensees as an enterprise, which could result in those licensees reducing their efforts to commercialize products that incorporate our OLED technologies and materials. Consumer demand and the condition of the flat panel display and lighting industries may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the demand for our licensees’ products, and thus our business.

Many of our competitors have greater resources, which may make it difficult for us to compete successfully against them.
The flat panel display and solid-state lighting industries are characterized by intense competition. Many of our competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than we do. Because of these differences, we may never be able to compete successfully in these markets or maintain any competitive advantages we are able to achieve over time.
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
Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG Industries currently runs through the end of 2017 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG Industries or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.
We strive to maintain sufficient levels of inventory to accommodate our manufacturing customers. Inventory management relating to our material sales is complex, and excess inventory may harm our business and cause it to suffer.
Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels of our OLED materials to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. As a just-in-time supplier to our customers, we carry sufficient inventory to accommodate their capacity requirements, sometimes without firm purchase commitments. Our dependence on third-party manufacturers to provide our materials to us exposes us to longer lead times than if we were a direct manufacturer, increasing our risk of inventory obsolescence comparatively. Our customers may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply and demand of their products by end-users, or the supply and demand of our products and the products of our competitors that are available to them.
Inventory management risks are heightened when our largest customers launch new products and retire existing products. At such times, these customers tend to change product designs and may introduce some of our new materials into new designs. The production of these materials requires us to purchase essential raw material and commence manufacturing well in advance of receiving firm customer orders for such materials. Accordingly, we are subject to the risk of unanticipated changes in our customers’ manufacturing plans and designs. Unanticipated product cessation and product introduction delays or cancellation may cause us to order or produce excess or insufficient inventory. Excess inventory of our OLED materials is subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on earnings due to the resulting costs associated with the inventory impairment charges and inventory write downs.
We are the sole source supplier for certain critical components used in OLED technologies, which subjects customers to risk if we are unable to meet the demand for such components.
Our customers depend on us as the sole source for certain critical components used in manufacturing OLED products, which makes them susceptible to supply shortages if we are unable to meet their demand for such components. A potential customer could be hesitant to adopt OLED technology given the risks inherent in depending on a sole source for critical components and the inability to establish alternate supply relationships. If we are unable to supply the components needed by our existing customers in a timely manner, or if potential customers do not utilize OLED technology because of concerns about our ability to meet supply demands, our business may materially suffer.

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
Many of our licensees and prospective licensees have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region. We also have offices in various countries located outside of the United States. Risks associated with our doing business outside of the United States include, without limitation:

•	compliance with a wide variety of foreign laws and regulations, including certain registration requirements for the OLED materials we sell;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	economic instability in the countries of our licensees, causing delays or reductions in orders for their products and therefore our royalties;

•	political instability in the countries in which our licensees operate, particularly in South Korea relating to its disputes with North Korea and in Taiwan relating to its disputes with China;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax and tariff consequences.
Any of these factors could impair our ability to license our OLED technologies and sell our OLED materials, thereby harming our business. Compliance with changing laws and regulations may involve significant costs or require changes in business practice that could result in reduced profitability.
We rely on information technology systems to operate various elements of our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
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
We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time, annual or semi-annual payments, which may result in significant fluctuations in our revenues. In addition, our reliance on a small number of licensees with large volumes of consumer product sales makes our quarterly operating results subject to our licensee's specific plans and the success of their specific product offerings.
With respect to material sales, our sales are primarily dependent on purchases made by a small number of customers. In addition to the other factors described above relating to our customers’ sales opportunities, our quarter-to-quarter sales may be materially impacted by our customers’ inventory management plans, which may vary substantially based on financial management considerations, changes in their product mix plans, modified material processing techniques and manufacturing line modifications.
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

As of February 23, 2016, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.
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
Our executive officers and directors and their respective affiliates and the adult children of Sherwin Seligsohn, beneficially own, as of February 23, 2016, approximately 12.7% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.
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
Our corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. In 2004, we acquired the building and property at which this facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building, as well as a recent expansion in 2013 and 2015. We currently occupy the entire newly expanded facility.

ITEM 3.	LEGAL PROCEEDINGS
Patent Related Challenges and Oppositions
Each major jurisdiction that issues patents provides both third parties and applicants an opportunity to seek a further review of an issued patent. The specific process for requesting and considering such reviews are specific to the jurisdiction that issued the patent in question, and generally do not include claims for monetary damages or specific claims of infringement. The conclusions made by the reviewing administrative bodies tend to be appealable and generally are limited in scope and applicability to the specific claims and jurisdiction in question.

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
An Oral Hearing was held before an EPO panel of first instance in Munich, Germany on April 8-9, 2014. After the completion of the hearing, the panel decided that the broad claims originally issued did not satisfy EPO requirements and amended the claims to more narrowly define the scope of the claims. The '870 patent, in its amended form, was held by the panel to comply with EPO requirements.
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
Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, we learned that a Request for an Invalidation Trial was filed in Japan by Semiconductor Energy Laboratory, Co., Ltd. for our Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to our UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the decision to reinstate a broader set of claims but the IP High Court declined to reinstate the broader claims. We have appealed the IP High Court ruling to the Japanese Supreme Court for reconsideration of the legal basis of the IP High Court's decision. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
The EPO combined the oppositions into a single opposition proceeding and a hearing was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under EPC Article 83. We believe the EPO's decision relating to the original claims is erroneous, and we will appeal the decision. This patent, as originally granted, is deemed valid during the pendency of the appeals process.
At this time, based on our current knowledge, we believe that the patent being challenged should be declared valid, and that all or a significant portion of our claims should be upheld. However, we cannot make any assurances of this result.
Opposition to European Patent No. 1933395*
On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to our European Patent No. 1933395 (the EP '395 patent). The EP '395 patent is a counterpart patent to EP '637 patent, and, in part, to the U.S. Patents 7,001,536, 6,902,830, and 6,830,828 and to JP patents 4358168 and 4357781. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
At an Oral Hearing on October 14, 2013, the EPO panel issued a decision that affirmed the basic invention and broad patent coverage in the EP '395 patent, but narrowed the scope of the original claims.
On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of the appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The EPO issued a notice that the appeal proceedings will proceed in the second quarter of 2016.
In addition to the above proceedings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fuji Patent acquisition or which relate to technologies that are not currently widely utilized in the marketplace.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information with respect to our executive officers as of February 23, 2016:

Name	Age	Position
Sherwin I. Seligsohn	80	Founder and Chairman of the Board of Directors
Steven V. Abramson	64	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	68	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	54	Senior Vice President and Chief Technical Officer
Janice M. DuFour	58	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	50	Vice President, Legal and General Manager, Patents and Licensing
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
Janice M. DuFour (formally Janice K. Mahon) has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our PHOLED Material Sales Business in January 2007. From 1992 to 1996, Ms. DuFour was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. DuFour was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. DuFour worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. DuFour received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. DuFour was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. DuFour was a member of the Board of Directors and Marketing Committee Chairperson of the OLED Association from 2009-2014.
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

	High Close	Low Close
2015
Fourth Quarter	$56.02	$33.01
Third Quarter	51.59	33.73
Second Quarter	55.29	44.07
First Quarter	47.23	25.98
2014
Fourth Quarter	$32.90	$25.59
Third Quarter	37.40	28.90
Second Quarter	32.15	22.93
First Quarter	35.05	30.63
As of February 23, 2016, there were approximately 278 holders of record of our common stock.
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
Share Repurchases
In June 2014, we announced that the Board of Directors had approved a program to repurchase up to $50 million of the outstanding shares of our common stock from time to time over the next twelve months (the Repurchase Program). During the period, we repurchased 956,362 shares of common stock at a cost of $29.5 million. The repurchase program ended during the second quarter of 2015.
During the quarter ended December 31, 2015, we acquired 710 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we acquired during the fourth quarter of 2015 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	631	$35.28	—	$—
November 1 – November 30	79	36.00	—	—
December 1 – December 31	—	—	—	—
Total	710	—	—	—

Performance Graph
The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2010 to December 31, 2015, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2010 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
Universal Display Corp.	100.00	119.71	83.59	112.10	90.54	177.62
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Electronic Components	100.00	90.64	91.50	127.54	167.91	168.98
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

(in thousands, except share and per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Results:
Total revenue	$191,046	$191,031	$146,639	$83,224	$61,289
Cost of material sales(1)	62,997	41,315	28,889	4,528	3,731
Research and development expense	44,641	41,154	34,215	30,032	24,129
Selling, general and administrative expense	29,046	28,135	24,745	19,550	18,940
Patent costs and amortization of acquired technology	16,716	17,288	17,273	13,385	7,442
Interest income	837	777	811	1,240	994
Income tax (expense) benefit (2)	(18,381)	(17,473)	35,044	(5,208)	714
Net income	14,678	41,854	74,052	9,660	3,155
Net income per common share, basic	$0.31	$0.90	$1.61	$0.21	$0.07
Net income per common share, diluted	$0.31	$0.90	$1.59	$0.21	$0.07
Unaudited non-GAAP Measures:
Adjusted net income*	44,842	41,854	32,634	9,660	3,155
Adjusted net income per common share, basic*	$0.96	$0.90	$0.71	$0.21	$0.07
Adjusted net income per common share, diluted*	$0.94	$0.90	$0.70	$0.21	$0.07
Balance Sheet Data:
Total assets	$559,412	$489,847	$462,754	$385,524	$373,878
Current liabilities	34,510	26,823	23,229	22,299	19,517
Shareholders’ equity	466,765	448,742	427,686	350,235	342,227
Other Financial Data:
Working capital	$413,174	$343,682	$303,819	$245,246	$342,787
Capital expenditures	5,103	6,153	4,710	2,737	2,624
Additions to intangibles	—	—	359	109,102	440
Weighted average shares used in computing basic net income per common share	46,816,394	46,252,960	45,898,019	45,951,276	43,737,968
Weighted average shares used in computing diluted net income per common share	47,494,188	46,685,145	46,543,605	46,883,602	45,140,394
Shares of common stock outstanding, end of period	48,132,223	47,061,826	46,423,667	46,355,535	46,113,296
_______________________________________________
(1) During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales, which we believe was a result of our customer's selling new products that did not include our host materials. Based on the most recent sales forecast, we determined that there were likely to be significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory during the second quarter was required.
(2) During the year ended December 31, 2013, we released income tax valuation allowances of $59.4 million.
* The unaudited adjusted presentation is a non-GAAP measure which reflects our operating results excluding the impact of the inventory write-down for the year ended December 31, 2015 as well as the release of certain income tax valuation allowances (including the impact of recording a deferred income tax provision subsequent to the release) for the year ended December 31, 2013. The adjusted presentation is intended to present our net income and net income per common share information for the year ended December 31, 2015 as if the inventory write-down did not occur. For 2013, the adjusted presentation is intended to present our net income and net income per common share information for the year ended December 31, 2013 as if the income tax valuation allowances were not reversed, consistent with prior years. Refer to the reconciliation of non-GAAP measures below for more detail.

Reconciliation of non-GAAP measures
The following table details our reconciliation of non-GAAP measures to the most directly comparable GAAP measures:

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Unaudited)
Operating Results:
Cost of material sales	$62,997	$41,315	$28,889	$4,528	$3,731
Operating expenses	158,770	132,411	108,395	69,568	55,602
Operating income	32,276	58,620	38,244	13,676	5,687
Income before income taxes	33,059	59,327	39,008	14,868	2,441
Net income	14,678	41,854	74,052	9,660	3,155
Net Income per common share, basic	$0.31	$0.90	$1.61	$0.21	$0.07
Net Income per common share, diluted	$0.31	$0.90	$1.59	$0.21	$0.07
Non-GAAP Reconciling Items:
Deferred income tax expense	—	—	17,934	—	—
Release of income tax valuation allowances	—	—	(59,352)	—	—
Inventory write-down	33,000	—	—	—	—
Tax impact of inventory write-down	(2,836)	—	—	—	—
Total non-GAAP reconciling items	30,164	—	(41,418)	—	—
Non-GAAP Measures:
Cost of material sales	$29,997	$41,315	$28,889	$4,528	$3,731
Operating expenses	125,770	132,411	108,395	69,568	55,602
Operating income	65,276	58,620	38,244	13,676	5,687
Income before income taxes	66,059	59,327	39,008	14,868	2,441
Net income*	44,842	41,854	32,634	9,660	3,155
Net Income per common share, basic**	$0.96	$0.90	$0.71	$0.21	$0.07
Net Income per common share, diluted***	$0.94	$0.90	$0.70	$0.21	$0.07
_______________________________________________
* Non-GAAP net income assumes an effective tax rate of 32% for the year ended December 31, 2015, based on excluding the impact of the inventory write down of $33.0 million in the second quarter of 2015 and its related impact on our effective tax rate.
** The adjusted net income per common share, basic is derived from dividing adjusted net income by the number of weighted average shares used in computing basic net income per common share.
***The adjusted net income per common share, diluted for the year ended December 31, 2013, is derived from dividing adjusted net income by adjusted weighted average shares of 46,582,347, which excludes the amount of any excess tax benefits in assumed proceeds in calculating the weighted average shares using the treasury stock method. The exclusion is intended to present our diluted net income per common share for the year ended December 31, 2013 as if our assessment of the future realizability of our deferred tax assets did not change and the income tax valuation allowances were not reversed, consistent with prior periods. For the years ended December 31, 2014, and from December 31, 2011 to 2012, there is no difference between net income per common share and adjusted net income per common share.

Non-GAAP Measures
To supplement our selected financial data presented in accordance with U.S. generally accepted accounting principles (GAAP), we are providing certain non-GAAP measures. These non-GAAP measures include adjusted net income, adjusted net income per common share, basic and adjusted income per common share, diluted. Reconciliation to the most directly comparable GAAP measures of all non-GAAP measures included in the presentation can be found within the table detailing the reconciliation of non-GAAP measures to GAAP measures above.
We have provided these non-GAAP measures to enhance investors' overall understanding of our current financial performance, and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP measures provide meaningful supplemental information regarding our financial performance by excluding the inventory charge and related tax effect as well as excluding the effect of the release of income tax valuation allowances that may not be indicative of recurring core business operating results. We believe that the non-GAAP measures that exclude the impact of the inventory charge and also the release of income tax valuation allowances including recording a deferred income tax provision subsequent to the release of the allowances, when viewed with GAAP results, enhance the comparability or results against prior periods and allow for greater transparency of financial results. The presentation of non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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
OVERVIEW
We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for wearables, mobile phones, televisions, tablets, portable media devices, laptop computers, personal computers, and automotive interiors, as well as solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

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
In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display's sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period, resulting in an accumulated deficit of $73.6 million as of December 31, 2015.
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
Revenue Recognition and Deferred Revenue
Material sales relate to the Company's sale of its OLED materials for incorporation into its customers' commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time or delivery, and the passage of title, depending upon the contractual agreement between the parties.
We receive non-refundable advance license and royalty payments under certain commercial, development and technology evaluation agreements with our customers. These payments may include royalty and license fees made pursuant to license agreements and certain material supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current may not be recognized as revenue over the next twelve months. The Company evaluates these agreements quarterly, and if it is determined that there is no appreciable likelihood of executing a commercial license agreement with the customer or if a customer terminates the relationship prior to the expiration of its term, the previous deferred amount will recognized as revenue in the corresponding period. For arrangements with extended payment terms where the fee is not fixed and determinable, we recognize revenue when the payment is due and payable. Royalty revenue and license fee revenue included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If we used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.
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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $1.3 million, $4.3 million and $178,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Inventories
Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to our customers, and are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. A 12-month rolling forecast based on factors, including, but not limited to, our production cycles, anticipated product orders, marketing forecasts, backlog, and shipment activities is used in the analysis. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may require additional inventory write-downs. If demand is higher than expected, inventories that had previously been written down may be sold.
Certain of the Company’s customers have assumed the responsibility for maintaining our inventory at their location based on the customers' demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.
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
Our income tax expense during the year ended December 31, 2015 primarily related to federal taxes on our U.S. income and foreign withholding taxes. The foreign taxes were primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2015, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits.
Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted. In addition, our ability to use our federal net operating loss carryforwards could be subject to limitation because of certain ownership changes. Net deferred tax assets totaled $27.3 million, representing, 4.9% of total assets, as of December 31, 2015.

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
The discount rate reflects the estimated rate at which the benefit liabilities could be settled at the end of the year. The discount rate is determined by selecting a single rate that produces a result equivalent to discounting expected benefit payments from the plan using the Citigroup Above-Median Pension Discount Curve (the Curve). Based upon this analysis using the Curve, we used a discount rate to measure our retirement plan benefit liability of 3.78% at December 31, 2015. A change of 25 basis points in the discount rate would increase or decrease the expense on an annual basis by approximately $35,000.
RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
We had operating income of $32.3 million for the year ended December 31, 2015, compared to operating income of $58.6 million for the year ended December 31, 2014. The decrease in operating income was due to the following:

•
an increase in operating expenses of $26.4 million, which includes a $21.7 million increase in the cost of material sales due to a $33.0 million write-down of inventory. Without the write-down of inventory, operating income would have been $65.3 million, an increase of $6.7 million. See the discussion of non-GAAP measures in Item 6 (Selected Financial Data) of this report.

•	selling, general and administrative expenses increased by $0.9 million and research and development expenses increased by $3.5 million, all of which are described below.
We had net income of $14.7 million (or $0.31 per basic and diluted share) for the year ended December 31, 2015, compared to net income of $41.9 million (or $0.90 per basic and diluted share) for the year ended December 31, 2014. The decrease in net income was primarily due to:

•	a decrease in operating income of $26.3 million, which in turn was mainly due to the $33.0 million write-down of inventory; and

•	an increase in income tax expense of $0.9 million.
Excluding the inventory write-down in the second quarter of 2015 and its related impact on our effective tax rate, we had non-GAAP net income of $44.8 million (or $0.96 per non-GAAP basic and $0.94 per non-GAAP diluted share) for the year ended December 31, 2015. See the discussion of non-GAAP measures in Item 6 (Selected Financial Data) of this report.
Revenue
The following table details our revenues for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,		(Decrease) Increase
	2015	2014	$	%
Revenue:
Material sales	$113,066	$126,885	$(13,819)	(11)%
Royalty and license fees	77,773	63,192	14,581	23%
Technology development and support revenue	207	954	(747)	(78)%
Total revenue	$191,046	$191,031	$15	—%
Total revenue for the year ended December 31, 2015 increased by $15,000 compared to the year ended December 31, 2014. The increase in revenue was primarily the result of an increase in royalty and license fees offset by a decrease in material sales, described in more detail below.

Material sales
The following table details our revenues derived from material sales for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,		(Decrease) Increase
	2015	2014	$	%
Material sales:
Commercial material sales	$101,141	$117,499	$(16,358)	(14)%
Developmental material sales	11,925	9,386	2,539	27%
Total material sales	$113,066	$126,885	$(13,819)	(11)%
Commercial material sales for the year ended December 31, 2015 decreased by $16.4 million compared to the year ended December 31, 2014, primarily due to lower host sales of $28.8 million, offset, to some extent, by a $15.0 million increase in phosphorescent emitter sales, described in more detail below.
Developmental material sales for the year ended December 31, 2015 increased by $2.5 million compared to the year ended December 31, 2014. The increase in our development material sales was primarily due to an increase in the numbers of grams sold.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Material sales:
Phosphorescent emitter sales	$100,571	$85,559	$15,012	18%
Host material sales	12,495	41,326	(28,831)	(70)%
Total material sales	$113,066	$126,885	$(13,819)	(11)%
Phosphorescent emitter sales for the year ended December 31, 2015 increased by $15.0 million compared to the year ended December 31, 2014. The increase in emitter sales was primarily due to an increase in the number of grams sold, offset, to some extent, by a decrease in the average price per gram sold.
Host material sales for the year ended December 31, 2015 decreased by $28.8 million compared to the year ended December 31, 2014. The decline in our host material sales was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customer's continuing to sell new products that do not include our host materials, as well as a reduction in the average price per gram sold. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be reduced. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.
Royalty and license fees
Royalty and license fees were as follows for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,		Increase
	2015	2014	$	%
Royalty and license fees	$77,773	$63,192	$14,581	23%
Royalty and license fees for the year ended December 31, 2015 increased by $14.6 million compared to the year ended December 31, 2014. The increase reflects the receipt and therefore recognition of $60.0 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $50.0 million in the prior period.

Technology development and support revenue
Technology development and support revenue were as follows for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,		(Decrease)
	2015	2014	$	%
Technology development and support revenue	$207	$954	$(747)	(78)%
Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by the U.S. government for all or a portion of the research and development expenses we incur related to our government contracts.
Technology development and support revenue for the year ended December 31, 2015 decreased by $0.7 million compared to the year ended December 31, 2014. The decrease was primarily related to the smaller number of government contracts. We do not anticipate this to be a material revenue stream in the future.
Cost of material sales
Cost of commercial material sales were as follows for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2015	2014
Commercial material sales	$101,141	$117,499
Cost of commercial material sales	62,997	41,315
Inventory write-down	33,000	3,900
% of commercial material sales	62%	35%
Cost of commercial material sales for the year ended December 31, 2015 increased by $21.7 million compared to the year ended December 31, 2014. The increase in the cost of our commercial material sales was primarily due to an inventory write-down of $33.0 million, offset to some extent by a decrease in commercial material sales. During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on the most recent sales forecasts, we determined that there were likely to be significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was performed in the second quarter. Without the write-down and commensurate with the decline in material sales revenue, the cost of commercial material sales would have been $30.0 million for the year ended December 31, 2015, and the cost of commercial material sales as a percent of commercial material sales would have been 29.7% for the year ended December 31, 2015. The increase in commercial sales margin absent the write-down was due to the decrease in host material sales, which have less favorable margins than our emitter materials. Depending on the amounts, timing and state of materials being classified as commercial, we expect cost of materials sales to fluctuate year over year.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials, which have already been included in research and development expense.
Research and development
We incurred research and development expenses of $44.6 million for the year ended December 31, 2015, compared to $41.2 million for the year ended December 31, 2014. The increase was primarily due to:

•
increased costs of $1.2 million associated with bonus, retirement benefits, and stock-based compensation for certain employees as well as increased salaries and salary related expenses associated with new and existing employees; and

•	increased consulting and lab related costs of $2.9 million due to increased outsourced research and development efforts.
Selling, general and administrative
Selling, general and administrative expenses were $29.0 million for the year ended December 31, 2015, compared to $28.1 million for the year ended December 31, 2014. The increase was primarily due to increased costs associated with bonus, retirement benefits, and stock-based compensation for certain executive officers, and increased salaries and salary-related expenses associated with new and existing employees.

Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology decreased to $16.7 million for the year ended December 31, 2015, compared to $17.3 million for the year ended December 31, 2014. The decrease relates to a decrease in patents costs mainly due to lower legal expenses.
Royalty and license expense
Royalty and license expense increased to $5.4 million for the year ended December 31, 2015, compared to $4.5 million for the year ended December 31, 2014. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher material sales and increased royalty and license fees. See Note 3 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
We recorded income tax expense of $18.4 million for the year ended December 31, 2015 compared to income tax expense of $17.5 million for the year ended December 31, 2014.
Our income tax expense for the years ended December 31, 2015 and 2014 primarily related to foreign withholding taxes and federal taxes on our U.S. income.
The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. During the year ended December 31, 2015 and 2014, we paid South Korea withholding taxes of $9.9 million and $8.3 million, respectively.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
We had operating income of $58.6 million for the year ended December 31, 2014, compared to operating income of $38.2 million for the year ended December 31, 2013. The increase in operating income was due to:

•
an increase in revenue of $44.4 million, which includes increases in both material sales and royalty and license fees, partially offset by a $3.0 million dollar decrease in technology development and support revenue; offset by

•
an increase in operating expenses of $24.0 million, which includes a $12.4 million increase in the cost of material sales, a $3.4 million increase in selling, general and administrative expenses and a $6.9 million increase in research and development expenses, all of which are described below.

We had net income of $41.9 million (or $0.90 per basic and diluted share) for the year ended December 31, 2014, compared to net income of $74.1 million (or $1.61 per basic and diluted share) for the year ended December 31, 2013. The decrease in net income was primarily due to:

•	recording income tax expense of $17.5 million in 2014 compared to the recognition of a tax benefit of $35.0 million in 2013, resulting from the release of income tax valuation allowances; offset by

•	an increase in operating income of $20.4 million.
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
Total revenue for the year ended December 31, 2014 increased by $44.4 million compared to the year ended December 31, 2013. The increase in our revenue was primarily the result of increased materials sales and royalty and license fees.

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
Developmental material sales for the year ended December 31, 2014 increased by $1.8 million compared to the year ended December 31, 2013, primarily reflecting increased number of grams sold of development materials for our customer's evaluation, manufacture, and development activities. This increase was offset, to some extent, by a change in sales mix from development to commercial.
Material sales included sales of both phosphorescent emitter and host materials. Material sales were comprised of the following for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		Increase
	2014	2013	$	%
Material sales:
Phosphorescent emitter sales	$85,559	$61,552	$24,007	39%
Host material sales	41,326	34,161	7,165	21%
Total material sales	$126,885	$95,713	$31,172	33%
Phosphorescent emitter sales for the year ended December 31, 2014 increased by $24.0 million compared to the year ended December 31, 2013. The increase in our phosphorescent emitter sales was primarily due to an increase in commercial phosphorescent emitter sales and developmental phosphorescent emitter sales.
Host material sales for the year ended December 31, 2014 increased by $7.2 million compared to the year ended December 31, 2013. The increase in our host material sales was primarily due to an increase in the number of grams sold as well as the collection of pass through tax settlements of $3.9 million with a Japanese customer related to certain host sales in Japan. These increases were offset by a decrease in the average price per gram sold. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host materials business is more competitive than the phosphorescent material sales business.
Royalty and license fees
Royalty and license fees were as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,		Increase
	2014	2013	$	%
Royalty and license fees	$63,192	$47,006	$16,186	34%
Royalty and license fees for the year ended December 31, 2014 increased by $16.2 million compared to the year ended December 31, 2013. This increase reflects the receipt and therefore recognition of $50.0 million of license fee payments under our patent and license agreement with SDC, compared to $40.0 million in the prior period. The increase was also related to an increase in license fees attributable to material sales to certain customers.

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
Technology development and support revenue for the year ended December 31, 2014 decreased by $3.0 million compared to year ended December 31, 2013. The decrease is primarily related to the smaller number of government contracts and due to the timing of revenue recognition for certain customers.
Cost of material sales
Cost of commercial material sales were as follows for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2014	2013
Commercial material sales	$117,499	$88,131
Cost of commercial material sales	41,315	28,889
% of commercial material sales	35%	33%
Cost of commercial material sales for the year ended December 31, 2014 increased 12.4 million from the year ended December 31, 2013. The increase in our cost of commercial material sales was primarily due to the 33% increase in commercial material sales as well as an increase in pass through tax settlements of $3.9 million that was owed to the Japanese tax authority related to certain host sales in Japan. In 2014, cost of materials sales was further increased by inventory write-downs of $3.9 million. This increase was partially offset by a reduction in costs of manufacturing the materials. Depending on the amounts, timing and stage of materials being classified as commercial, we expect cost of materials sales to fluctuate year over year.
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
Research and development
We incurred research and development expenses of $41.2 million for the year ended December 31, 2014, compared to $34.2 million for the year ended December 31, 2013. The increase was primarily due to:

•
increased costs of $2.7 million associated with bonus and stock-based compensation for certain executive officers as well as increased salaries and salary-related expenses associated with new and existing employees;

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
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology increased to $17.3 million for both the year ended December 31, 2014 and 2013.

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
Interest income
Interest income decreased to $0.8 million for the year ended December 31, 2014, compared to $0.8 million for the year ended December 31, 2013.
Income taxes
We recorded income tax expense of $17.5 million for the year ended December 31, 2014 compared to an income tax benefit of $35.0 million year ended December 31, 2013.
Our income tax expense for the year ended December 31, 2014 was primarily related to foreign withholding taxes and federal taxes on our U.S. income. Our income tax benefit during the year ended December 31, 2013 was primarily the result of the release of valuation allowances offset by foreign withholding taxes.
The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to U.S. operating entity at a rate of 16.5%. During the years ended December 31, 2014 and 2013, we paid South Korean withholding taxes of $8.3 million and $6.6 million, respectively.
Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of December 31, 2015, we had cash and cash equivalents of $97.5 million and short-term investments of $298.0 million, for a total of $395.5 million. This compares to cash and cash equivalents of $45.4 million and short-term investments of $243.1 million, for a total of $288.5 million, as of December 31, 2014 providing for a total liquidity increase of $107.0 million. The increase in cash and cash equivalents of $52.1 million was primarily due to cash provided by operating activities, partially offset by cash used in investing activities and financing activities.
Cash provided by operating activities was $113.6 million for the year ended December 31, 2015, compared to $47.3 million for the year ended December 31, 2014. The increase in cash provided by operating activities was primarily due to the following:

•	the receipt of $48.8 million from customers for prepaid royalty and license fees recognized as deferred revenue; and

•	the impact of the timing of net inventory purchases of $21.8 million.
Cash used in investing activities was $58.6 million for the year ended December 31, 2015, compared to $42.3 million for the year ended December 31, 2014. The increase in cash used in investing activities was mainly due to the timing of maturities and purchases of investments resulting in net purchases of $53.5 million for the year ended December 31, 2015, compared to net purchases of $36.2 million for the year ended December 31, 2014.
Cash used in financing activities was $2.9 million for the year ended December 31, 2015, compared to cash used of $30.1 million for the year ended December 31, 2014. The decrease in cash used in financing activities was primarily due to the fact that there were no repurchases of common stock during the year ended December 31, 2015 compared to $29.5 million of repurchases of common stock during in the year ended December 31, 2014.
Working capital was $413.2 million as of December 31, 2015, compared to $343.7 million as of December 31, 2014. The increase in working capital is primarily due to the increase in cash and cash equivalents, short-term investments, partially offset by a decrease in inventories and an increase in deferred revenue.
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
Contractual Obligations
As of December 31, 2015, we had the following contractual commitments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$43,286	$—	$5,372	$5,453	$32,461
Research related obligations	3,546	1,304	2,242	—	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$47,332	$1,404	$7,814	$5,653	$32,461
_____________________________________________
(1) Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until the agreement is no longer in effect. The agreement has no scheduled expiration date.
(2) See Note 13 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting and the associated attestation report of our independent registered public accounting firm are set forth in Item 8 of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item is set forth in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2016 (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Bylaws of the registrant (2)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice M. DuFour, dated as of November 4, 2008 (3)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice M. DuFour, dated as of February 23, 2007 (3)
10.11#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (6)
10.12#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (6)
10.13#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (7)
10.14#	Equity Retention Agreement between the registrant and Janice M. DuFour, dated as of January 6, 2011 (7)
10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of March 8, 2012 (8)

Exhibit Number	Description
10.16#	Equity Retention Agreement between the registrant and Janice M. DuFour, dated as of March 8, 2012 (8)
10.17#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)
10.22#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (9)
10.19#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)
10.20#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (10)
10.21	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (11)
10.22	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)
10.23	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (12)
10.24	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (13)
10.25	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (14)
10.26
Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (14)

10.27	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (15)
10.28	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (5)
10.29+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (16)
10.30+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)
10.31+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (17)
10.32+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006(18)
10.33+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (19)
10.33+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (20)
10.34+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 23, 2011 (16)
10.35+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of September 27, 2011 (22)
10.36+	OLED Technology License Agreement between the registrant and Lumiotec, Inc., dated as of January 5, 2012 (8)
10.37+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company. (23)
10.38	Amendment No. 3 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of June 1, 2013 (24).
10.39#	Universal Display Corporation Annual Incentive Plan (25)
10.40#	Form Agreement - Restricted Stock Unit Grant Letter (26)
10.41#	Form Agreement - Performance Unit Grant Letter (26)
10.42#	Universal Display Corporation Equity Compensation Plan (27)
10.43#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan(28)
10.44#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (29)
10.45#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015(29)
10.46#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (30)

Exhibit Number	Description
10.47#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015(30)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(7)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(12)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.
(13)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(15)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(17)	Filed as an Exhibit to an Amended Current Report on Form 8-K, filed with the SEC on December 19, 2011.
(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.
(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.
(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.
(21)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, as amended, filed with the SEC on June 23, 2010.
(22)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.
(23)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(24)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(25)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(26)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
(27)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(28)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(29)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015.
(30)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015.

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

Date: February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 25, 2016
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2016
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (principal financial and accounting officer)	February 25, 2016
Sidney D. Rosenblatt

/s/ Leonard Becker	Director	February 25, 2016
Leonard Becker

/s/ Elizabeth H. Gemmill	Director	February 25, 2016
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 25, 2016
C. Keith Hartley

/s/ Lawrence Lacerte	Director	February 25, 2016
Lawrence Lacerte

/s/ Richard C. Elias	Director	February 25, 2016
Richard C. Elias

/s/ Rosemarie B. Greco	Director	February 25, 2016
Rosemarie B. Greco

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 25, 2016

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Universal Display Corporation:
We have audited Universal Display Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Display Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Universal Display Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2016

Financial Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Universal Display Corporation:
We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Display Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal Display Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Philadelphia, Pennsylvania
February 25, 2016

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,513	$45,418
Short-term investments	297,981	243,088
Accounts receivable	24,729	22,075
Inventories	12,748	37,109
Deferred income taxes	12,326	18,459
Other current assets	2,387	4,356
Total current assets	447,684	370,505
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27,897 and $24,813	22,407	19,922
ACQUIRED TECHNOLOGY, net of accumulated amortization of $54,837 and $43,838	72,015	83,014
INVESTMENTS	2,187	3,047
DEFERRED INCOME TAXES	14,945	12,934
OTHER ASSETS	174	425
TOTAL ASSETS	$559,412	$489,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,849	$9,260
Accrued expenses	17,387	14,986
Deferred revenue	10,107	2,466
Other current liabilities	167	111
Total current liabilities	34,510	26,823
DEFERRED REVENUE	35,543	3,366
RETIREMENT PLAN BENEFIT LIABILITY	22,594	10,916
Total liabilities	92,647	41,105

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,132,223 and 47,061,826 shares issued at December 31, 2015 and 2014, respectively	482	471
Additional paid-in capital	589,885	581,114
Accumulated deficit	(73,627)	(88,305)
Accumulated other comprehensive loss	(9,819)	(4,382)
Treasury stock, at cost (1,357,863 shares at December 31, 2015 and 2014)	(40,158)	(40,158)
Total shareholders’ equity	466,765	448,742
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$559,412	$489,847
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Material sales	$113,066	$126,885	$95,713
Royalty and license fees	77,773	63,192	47,006
Technology development and support revenue	207	954	3,920
Total revenue	191,046	191,031	146,639

OPERATING EXPENSES:
Cost of material sales	62,997	41,315	28,889
Research and development	44,641	41,154	34,215
Selling, general and administrative	29,046	28,135	24,745
Patent costs and amortization of acquired technology	16,716	17,288	17,273
Royalty and license expense	5,370	4,519	3,273
Total operating expenses	158,770	132,411	108,395
Operating income	32,276	58,620	38,244
INTEREST INCOME	837	777	811
INTEREST EXPENSE	(54)	(70)	(47)
INCOME BEFORE INCOME TAXES	33,059	59,327	39,008
INCOME TAX (EXPENSE) BENEFIT	(18,381)	(17,473)	35,044
NET INCOME	$14,678	$41,854	$74,052

NET INCOME PER COMMON SHARE:
BASIC	$0.31	$0.90	$1.61
DILUTED	$0.31	$0.90	$1.59

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,816,394	46,252,960	45,898,019
DILUTED	47,494,188	46,685,145	46,543,605
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
NET INCOME	$14,678	$41,854	$74,052

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of $46, $3, and $4, respectively	(83)	(4)	(6)
Employee benefit plan:
Actuarial (loss) gain on retirement plan, net of tax of $218, none and $488	(388)	(385)	413
Plan amendment cost, net of tax of $3,305, none and none, respectively	(5,963)	—	—
Amortization of plan amendment cost, prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $553, $209 and $238, respectively	997	375	927
Net change for employee benefit plan	(5,354)	(10)	1,340

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,437)	(14)	1,334

COMPREHENSIVE INCOME	$9,241	$41,840	$75,386
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, JANUARY 1, 2013	200,000	$2	46,561,437	$465	$564,883	$(204,211)	$(5,702)	205,902	$(5,202)	$350,235
Net income	—	—	—	—	—	74,052	—	—	—	74,052
Other comprehensive income	—	—	—	—	—	—	1,334	—	—	1,334
Repurchase of common stock	—	—	—	—	—	—	—	195,599	(5,456)	(5,456)
Exercise of common stock options and warrants, net of tendered shares	—	—	223,714	2	2,556	—	—	—	—	2,558
Issuance of common stock to employees, net of shares withheld for employee taxes	—	—	(13,502)	—	3,519	—	—	—	—	3,519
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	39,153	1	1,100	—	—	—	—	1,101
Issuance of common stock to employees under an Employee Stock Purchase Plan (ESPP)	—	—	14,366	—	343	—	—	—	—	343
BALANCE, DECEMBER 31, 2013	200,000	2	46,825,168	468	572,401	(130,159)	(4,368)	401,501	(10,658)	427,686
Net income	—	—	—	—	—	41,854	—	—	—	41,854
Other comprehensive income	—	—	—	—	—	—	(14)	—	—	(14)
Repurchase of common stock	—	—	—	—	—	—	—	956,362	(29,500)	(29,500)
Exercise of common stock options and warrants, net of tendered shares	—	—	184,798	3	1,884	—	—	—	—	1,887
Issuance of common stock to employees	—	—	83,834	1	8,026	—	—	—	—	8,027
Shares withheld for employee taxes	—	—	(83,831)	(1)	(2,843)	—	—	—	—	(2,844)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	39,484	—	1,318	—	—	—	—	1,318
Issuance of common stock to employees under an ESPP	—	—	12,373	—	328	—	—	—	—	328
BALANCE, DECEMBER 31, 2014	200,000	2	47,061,826	471	581,114	(88,305)	(4,382)	1,357,863	(40,158)	448,742
Net income	—	—	—	—	—	14,678	—	—	—	14,678
Other comprehensive loss	—	—	—	—	—	—	(5,437)	—	—	(5,437)
Exercise of common stock options, net of tendered shares	—	—	340,725	3	2,031	—	—	—	—	2,034
Issuance of common stock to employees	—	—	798,036	8	10,039	—	—	—	—	10,047
Shares withheld for employee taxes	—	—	(124,961)	—	(5,337)	—	—	—	—	(5,337)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	44,351	—	1,591	—	—	—	—	1,591
Issuance of common stock to employees under an ESPP	—	—	12,246	—	447	—	—	—	—	447
BALANCE, DECEMBER 31, 2015	200,000	$2	48,132,223	$482	$589,885	$(73,627)	$(9,819)	1,357,863	$(40,158)	$466,765
The accompanying notes are an integral part of these consolidated financial statements.

Financial Table of Contents

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,678	$41,854	$74,052
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(8,994)	(4,274)	(5,880)
Depreciation	3,086	2,077	2,044
Amortization of intangibles	10,999	10,997	10,973
Inventory write-down	33,000	3,900	—
Amortization of premium and discount on investments, net	(697)	(531)	(458)
Stock-based compensation to employees	9,173	7,278	6,077
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,291	995	809
Deferred income tax expense (benefit)	7,137	9,108	(41,418)
Retirement plan benefit expense	3,354	1,679	1,665
(Increase) decrease in assets:
Accounts receivable	(2,654)	(6,418)	(7,000)
Inventories	(8,639)	(30,414)	424
Other current assets	1,969	2,267	(2,706)
Other assets	251	(183)	35
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	790	3,055	3,614
Other current liabilities	56	87	(11)
Deferred revenue	48,812	5,793	2,767
Net cash provided by operating activities	113,612	47,270	44,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,103)	(6,153)	(4,710)
Additions to intangibles	—	—	(359)
Purchases of investments	(691,876)	(408,974)	(362,838)
Proceeds from sale of investments	638,411	372,818	313,132
Net cash used in investing activities	(58,568)	(42,309)	(54,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	354	328	343
Repurchase of common stock	—	(29,500)	(5,456)
Proceeds from the exercise of common stock options	2,034	1,887	2,832
Payment of withholding taxes related to stock-based compensation to employees	(5,337)	(2,844)	(3,268)
Net cash used in financing activities	(2,949)	(30,129)	(5,549)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,095	(25,168)	(15,337)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45,418	70,586	85,923
CASH AND CASH EQUIVALENTS, END OF YEAR	$97,513	$45,418	$70,586
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
The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, automotive interiors, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 3,600 patents issued and pending worldwide.
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

Financial Table of Contents

Cash, Cash Equivalents and Investments
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments at December 31, 2015 and 2014 consist of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2015
Certificates of deposit	$11,532	$3	$(14)	$11,521
Corporate bonds	233,848	—	(139)	233,709
U.S. Government bonds	54,953	1	(16)	54,938
	$300,333	$4	$(169)	$300,168
December 31, 2014
Certificates of deposit	$11,373	$4	$(13)	$11,364
Corporate bonds	228,799	14	(41)	228,772
U.S. Government bonds	5,999	—	—	5,999
	$246,171	$18	$(54)	$246,135
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
All short-term investments held at December 31, 2015 will mature within a year.
Trade Accounts Receivable
Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties, license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. The Company recorded no bad debt expense in the years ended December 31, 2015, 2014 and 2013.
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

Financial Table of Contents

manufacture of the customer’s product. Though the consigned inventory may be at the customer’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.
Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$34,980	$34,980	$—	$—
Short-term investments	297,981	297,981	—	—
Long-term investments	2,187	2,187	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$970	$970	$—	$—
Short-term investments	243,088	243,088	—	—
Long-term investments	3,047	3,047	—	—
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost basis of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of December 31, 2015 and 2014.
The following table is a reconciliation of the changes in fair value of the Company’s investments in convertible notes for the years ended December 31, 2015 and 2014, which had been classified in Level 3 in the fair value hierarchy (in thousands):

	Year Ended December 31,
	2015	2014
Fair value of notes, beginning of year	$—	$4,300
Repayments of notes	—	(4,300)
Fair value of notes, end of year	$—	$—

Financial Table of Contents

Fair Value of Financial Instruments
The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments are carried at fair value as noted above.
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of thirty years for building, fifteen years for building improvements, and three to seven years for office and lab equipment and furniture and fixtures. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.
Impairment of Long-Lived Assets
Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2015, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2014 or 2013.
Net Income Per Common Share
The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share ("ASC 260"), which requires earnings per share for each class of stock to be calculated using the two-class method. The two-class method is an allocation of income between the holders of common stock and the Company's participating security holders. Under the two-class method, income for the reporting period is allocated between common shareholders and other security holders based on their respective participation rights in undistributed income. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.
Basic net income per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding for the period excluding restricted stock units and performance units. Net income allocated to the holders of the Company's unvested restricted stock awards is calculated based on the shareholders proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The effect of using the two-class method is immaterial to the consolidated financial statements and does not change the reported earnings per share figures and thus will not be presented herein.
For purposes of determining diluted net income per common share, basic earnings per share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, restricted stock units and performance units, and the impact of shares to be issued under the ESPP.
The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$14,678	$41,854	$74,052
Denominator:
Weighted average common shares outstanding – Basic	46,816,394	46,252,960	45,898,019
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	267,145	265,129	458,574
Restricted stock units and performance units	410,649	167,056	187,012
Weighted average common shares outstanding – Diluted	47,494,188	46,685,145	46,543,605
Net income per common share:
Basic	$0.31	$0.90	$1.61
Diluted	$0.31	$0.90	$1.59

Financial Table of Contents

For the year ended December 31, 2015, 2014 and 2013, the combined effects of unvested restricted stock units, performance unit awards of 17,055, 87,894, and 140,839, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive, or for performance units, as the units would not be issued if the end of the reporting period was the end of the performance period.
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time of shipment or at time of delivery, and passage of title, depending upon the contractual agreement between the parties.
The Company receives non-refundable license and royalty payments under certain commercial, development and technology evaluation agreements. These payments may include royalty and license fees made pursuant to license agreements and certain material supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current may not be recognized as revenue over the next twelve months. The Company evaluates these agreements quarterly, and if it is determined that there is no appreciable likelihood of executing a commercial license agreement with the customer or if a customer terminates the relationship prior to the expiration of its term, the previous deferred amount will be recognized as revenue in the corresponding period. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fee revenue included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.
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
In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and supersede the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The prepaid royalty amount is included in deferred revenue and a portion of this amount can be credited against total royalties due over the life of the contract. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the term of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $1.3 million, $4.3 million and $178,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

All amounts are billed and due within a year and substantially all are transacted in U.S. dollars.

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
Research and Development
Expenditures for research and development are charged to operations as incurred. Research and development expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Development and operations in the Company’s facilities	$34,348	$27,891	$23,491
PPG OLED Materials Agreement (Note 8)	7,912	10,614	7,470
Costs incurred under sponsored research agreements	1,795	2,014	2,671
Scientific Advisory Board compensation	586	635	583
	$44,641	$41,154	$34,215
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
Statement of Cash Flow Information
The following non-cash activities occurred (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrealized loss on available-for-sale securities	$(129)	$(7)	$(10)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	300	323	315
Common stock issued to employees that was accrued for in a previous period	967	749	282
Property and equipment purchases included in accounts payable	467	965	420
During the year ended December 31, 2015, 2014, and 2013, the Company paid cash of approximately $10.4 million, $8.0 million and $6.6 million for income taxes.

Financial Table of Contents

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption as of the original date is optional; however, the Company will adopt the standard beginning January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on its consolidated results of income and financial position.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses the first-in first-out method for inventory to report inventory cost at the lower of cost or net realizable value versus the current measurement principle of lower of cost or market. The ASU requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-11 may have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the classification of all deferred tax assets and liabilities as noncurrent. The standard is effective for annual reporting periods beginning after December 15, 2016. The standard allows for either "prospective" adoption, meaning the standard is applied to the most current period presented in the financial statements or "full retrospective” adoption, meaning the standard is applied to all periods presented. Earlier adoption is permitted. The Company is evaluating the effect that ASU 2015-17 may have on its consolidated financial statements and related disclosures.

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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of December 31, 2015, the Company is obligated to pay USC up to $3.5 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through December 31, 2015, the Company incurred $3.0 million in research and development expense for work performed under the newly amended 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $5.4 million, $4.5 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

4.	INVENTORIES:
Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$6,539	$7,696
Work-in-process	1,064	4,419
Finished goods	5,145	24,994
	$12,748	$37,109

Inventories included none and $1.0 million of inventory consigned to customers at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, 2014 and 2013, the Company recorded write-downs of inventories of $33.0 million, $3.9 million, and none, respectively. The write-down for the 2015 period consisted of $22.9 million of work-in-process and $10.1 million of finished goods inventory. During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on the most recent sales forecast, the Company determined that there were likely to be significantly lower sales of existing host material. Sales forecasts tend to be volatile, but because of the deterioration in both actual and forecasted sales demand, a write-down in net realizable value primarily to host inventory was required. The write-down for the 2014 period, which occurred in the fourth quarter, was comprised solely of finished goods inventory.

5.	PROPERTY AND EQUIPMENT:
Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land	$820	$820
Building and improvements	19,642	17,631
Office and lab equipment	25,086	23,666
Furniture, fixtures and computer related assets	2,457	506
Construction-in-progress	2,299	2,112
	50,304	44,735
Less: Accumulated depreciation	(27,897)	(24,813)
Property and equipment, net	$22,407	$19,922
Depreciation expense was approximately $3.1 million, $2.1 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.	ACQUIRED TECHNOLOGY:
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
Fujifilm	109,462	109,462
	126,852	126,852
Less: Accumulated amortization	(54,837)	(43,838)
Acquired technology, net	$72,015	$83,014
Amortization expense for all intangible assets was $11.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in patent costs and amortization of acquired technology expense on the consolidated statements of income.
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

Financial Table of Contents

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
Amortization expense related to acquired technology is currently expected to be as follows (in thousands):

Year	Projected Expense
2016	$10,999
2017	10,999
2018	10,999
2019	10,999
2020	10,999
Thereafter	17,020
$72,015

7.	ACCRUED EXPENSES:
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Compensation	$9,885	$8,738
Royalties	5,362	4,454
Research and development agreements	1,389	570
Professional fees	296	507
Consulting	407	370
Other	48	347
	$17,387	$14,986

Financial Table of Contents

8.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:
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
On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG Industries effective as of October 1, 2011. The term of the New OLED Materials Agreement ran through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The agreement was automatically renewed through December 31, 2017. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.
Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the years ended December 31, 2015, 2014 and 2013.
The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.
The Company recorded research and development expense of $7.9 million, $9.2 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

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
Stock Repurchase Program
On November 14, 2012, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. During the years ended December 31, 2013 and 2012, the Company purchased 195,599 and 205,902 shares, respectively, at a cost of approximately $5.5 million and $5.2 million, respectively. This repurchase program ended in 2013.

On June 2, 2014, the Company's Board of Directors approved an additional stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $50.0 million over the subsequent 12 months. Since approval of the program and through December 31, 2015, the Company purchased 956,362 shares, at a cost of approximately $29.5 million. This repurchase program ended in 2015.
Scientific Advisory Board, Board of Directors and Employee Awards
In March 2015, 2014 and 2013, respectively, the Company granted a total of 35,205, 31,301 and 22,586 shares of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2014, 2013 and 2012, respectively. The fair value of the shares issued was $967,000, $749,000 and $435,000, respectively, for employees and $300,000, $323,000 and $300,000, respectively, for members of the Board of Directors and non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2014, 2013 and 2012, respectively. In connection with the issuance of these grants, 9,565, 8,071 and 4,672 shares, respectively, with fair values of $346,000, $271,000 and $154,000, respectively, were withheld in satisfaction of employee tax withholding obligations in 2015, 2014 and 2013, respectively.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized loss on marketable securities	Net unrealized loss on retirement plan(2)	Total	Affected line items in the consolidated statement of income
Balance January 1, 2013, net of tax	$(18)	$(5,684)	$(5,702)
Other comprehensive loss before reclassification	(6)	413	407
Reclassification to net income (1)	—	927	927	Selling, general and administrative and research and development
Change during period	(6)	1,340	1,334
Balance December 31, 2013, net of tax	$(24)	$(4,344)	$(4,368)
Other comprehensive loss before reclassification	(4)	(385)	(389)
Reclassification to net income (1)	—	375	375	Selling, general and administrative and research and development
Change during period	(4)	(10)	(14)
Balance December 31, 2014, net of tax	$(28)	$(4,354)	$(4,382)
Other comprehensive (loss) income before reclassification	(83)	(388)	(471)
Plan amendment cost	—	(5,963)	(5,963)
Reclassification to net income (1)	—	997	997	Selling, general and administrative and research and development
Change during period	(83)	(5,354)	(5,437)
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$(9,819)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income in the amounts of $1.0 million, $375,000 and $927,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2015, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. At December 31, 2015, there were 2,807,928 shares that remained available to be granted under the Equity Compensation Plan.
Stock Options
The following table summarizes the stock option activity during the year ended December 31, 2015 for all grants under the Equity Compensation Plan:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	384,435	$10.52
Granted	—	—
Exercised	(367,935)	10.33
Forfeited	—	—
Cancelled	—	—
Outstanding at December 31, 2015	16,500	14.83
Vested and expected to vest	16,500	14.83
Exercisable at December 31, 2015	16,500	$14.83
No stock options were granted during the years ended December 31, 2015, 2014 or 2013.
A summary of stock options outstanding and exercisable by price range at December 31, 2015 is as follows (in thousands, except share and per share data):

	Outstanding and Exercisable
	Number of Options Outstanding at December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Aggregate Intrinsic
Exercise Price	2015	Life (Years)	Price	Value (A)
$10.04-$12.70	1,750	1.5	$11.78	$75
$14.16-$14.39	10,500	0.3	$14.38	$421
$15.22-$18.34	4,250	1.5	$17.21	$158
Total	16,500	0.88	$14.83	$654
_______________________________________________
(A) The difference between the stock option’s exercise price and the closing price of the common stock at December 31, 2015.
The total intrinsic value of stock awards exercised during the years ended December 31, 2015, 2014 and 2013 was $12.0 million, $3.7 million and $4.9 million, respectively. There was no compensation expense recognized for the years ended December 31, 2015, 2014 and 2013.

Financial Table of Contents

During the years ended December 31, 2015, 2014 and 2013, 13,959, none and 20,768 shares of common stock, with fair values of $429,000, none and $1 million, respectively, were tendered to net share settle the exercise of options. In connection with the exercise of options during the years ended December 31, 2015, 2014 and 2013, 30,186, none and 7,599 shares, with fair values of $1.3 million, none and $274,000, respectively, were withheld in satisfaction of employee tax withholding obligations.
Stock Awards
The following table summarizes the activity related to restricted stock unit ("RSU") share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2015	213,113	$32.94
Granted	91,811	41.09
Vested	(138,926)	32.93
Forfeited	(1,324)	33.54
Unvested, December 31, 2015	164,674	$37.49
The weighted average grant-date fair value of RSU awards granted was $41.09, $37.95 and $32.80 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value as of the respective vesting dates of RSUs was $5.6 million, $3.1 million, and $1.8 million for 2015, 2014 and 2013, respectively.
The following table summarizes the activity related to restricted stock award ("RSA") share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2015	186,471	$24.47
Granted	770,205	43.49
Vested	(169,352)	22.82
Forfeited	—	—
Unvested, December 31, 2015	787,324	$43.43
The weighted average grant-date fair value of restricted stock award share based payment awards granted was $43.49, $32.54 and $32.54 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value as of the respective vesting dates of RSAs was $7.3 million, $4.6 million, $5.7 million for 2015, 2014 and 2013, respectively.
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
For the years ended December 31, 2015, 2014 and 2013, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $6.0 million, $3.7 million and $3.8 million, respectively, and research and development expense of $1.9 million, $1.8 million and $1.6 million, respectively.
The majority of the Company's restricted stock awards and units that vested in 2015, 2014 and 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 99,345, 75,760, and 89,635 for 2015, 2014 and 2013, respectively, and were based on the value of the restricted stock on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to taxing authorities were $4.2 million, $2.6 million, and $2.8 million in 2015, 2014 and 2013, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

Financial Table of Contents

For the years ended December 31, 2015, 2014 and 2013, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board whose unvested shares are marked to market each reporting period, research and development expense of $426,000, $175,000, and $267,000 for 2015, 2014 and 2013, respectively.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation charges for services performed related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $865,000, $797,000 and $525,000, respectively. Restricted stock issued to non-employee members of the Board of Directors during 2015, 2014 and 2013 was 29,167, 23,750, and 20,000 shares, respectively.
As of December 31, 2015, the total unrecognized compensation cost related to RSUs and RSAs was $33.2 million, which the Company expects to recognize over a weighted average period of 3.96 years.
Performance Unit Awards
The following table summarizes the activity related to performance unit awards ("PSU") share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2015	71,868	$39.42
Granted	32,632	35.98
Vested	(35,776)	32.56
Forfeited	—	—
Unvested, December 31, 2015	68,724	$34.63
During the years ended December 31, 2015 and 2014, respectively, the Company granted 32,632 and 36,092 performance units, of which 16,315 and 18,044 are subject to a performance-based vesting requirements and 16,317 and 18,048 are subject to a market-based vesting requirements, and will vest over the terms described below. The weighted average grant date fair value of the performance unit awards granted was $35.98, $38.67 and $40.17 during the years ended December 31, 2015, 2014, and 2013, respectively, as determined by the Company's common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.
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
For the years ended December 31, 2015, 2014 and 2013, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expenses of $871,000, $1.4 million and $453,000, respectively, and research and development expenses of $237,000, $408,000, and $137,000, respectively. In connection with the vesting of performance units during the year ended December 31, 2015, 16,071 shares with an aggregate fair value of $752,000 were withheld in satisfaction of employee tax withholding obligations.
As of December 31, 2015, the total unrecognized compensation cost related to PSUs was $1.5 million, which the Company expects to recognize over a weighted average period of 1.77 years.
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
For years ended December 31, 2015, 2014 and 2013, the Company issued 12,246, 12,373 and 14,366 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $354,000, $328,000 and $343,000, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded charges of $43,000, $44,000 and $36,000, respectively, to selling, general and administrative expense and $50,000, $52,000 and $71,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

13.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2015 there were six participants in the SERP.
The SERP benefit is based on a percentage of the participant’s annual base salary and in certain cases, the participant's average annual bonus for the most recent three fiscal years ending prior to the participant's date of termination of employment with the Company for the life of the participant. For this purpose, annual base salary means 12 times the highest monthly base salary paid or payable to the participant during the 24-month period immediately preceding the participant’s date of termination of employment, or, if required, the date of a change in control of the Company.
Under the SERP, if a participant resigns or is terminated without cause at or after age 65 and with at least 20 years of service, he or she will be eligible to receive a SERP benefit. The benefit is based on a percentage of the participant’s annual base salary and bonus for the life of the participant. This percentage is 50%, 25% or 15%, depending on the participant’s benefit class. All current participants in the SERP are in the 50% benefit class.
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

Financial Table of Contents

The SERP benefit for special participants is based on 50% of their annual base salary and bonus for their life and the life of their surviving spouse, if any. Payments are based on a present value calculation of the benefit amount for the actuarial remaining life expectancies of the participant and their surviving spouse, if any. If they die before reaching age 65, the benefit is not forfeited if the surviving spouse, if any, lives until the participant would have reached age 65. If their spouse also dies before the participant would have reached age 65, the benefit is forfeited.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates, and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.
In connection with the initiation and subsequent amendment of the SERP, the Company recorded cost related to prior service of $11.7 million as accumulated other comprehensive loss. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2016 is $1.7 million.
Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$10,916	$9,436
Service cost	1,186	669
Interest cost	618	426
Actuarial loss	606	385
Plan amendment	9,268	—
Benefit obligation, end of year	22,594	10,916
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$22,594	$10,916

Current liability	—	—
Noncurrent liability	$22,594	$10,916
The accumulated benefit obligation for the plan was approximately $20.0 million and $9.3 million as of December 31, 2015 and 2014, respectively.
The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service cost	$1,186	$669	$646
Interest cost	618	426	343
Amortization of prior service cost	1,550	584	584
Amortization of loss	—	—	92
Total net periodic benefit cost	$3,354	$1,679	$1,665
The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Financial Table of Contents

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2015	2014
Discount rate	3.78%	3.57%
Rate of compensation increases	3.50%	3.50%
Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.78%	4.51%	3.49%
Rate of compensation increases	3.50%	3.50%	3.50%
(1) The Company used a discount rate of 3.57% until the plan amendment, when the above mentioned discount rate was used to calculate the net periodic pension cost for the remainder of the year.
Actuarial gains and losses are amortized from accumulated other comprehensive loss into net periodic pension cost over future years based upon the average remaining service period of active plan participants, when the accumulation of such gains or losses exceeds 10% of the year end benefit obligation. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost [credit]) is included in the Company’s results of income on a straight-line basis over the average remaining service period of active plan participants.
The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2016 are as follows (in thousands):

Amortization of prior service cost	$1,743
Amortization of gain/loss	—
Total	$1,743

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2016	$—
2017	1,737
2018	1,818
2019	1,818
2020	1,818
2021-2025	12,497
Thereafter	23,598

14.	COMMITMENTS AND CONTINGENCIES:
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

Financial Table of Contents

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2015 and 2014, the Company had purchase commitments for inventory of $9.0 million and $9.1 million, respectively.
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
Opposition to European Patent No. 1394870*
On April 20, 2010, Merck Patent GmbH; BASF Schweitz AG of Basel, Switzerland; Osram GmbH of Munich, Germany; Siemens Aktiengesellschaft of Munich, Germany; and Koninklijke Philips Electronics N.V., of Eindhoven, The Netherlands filed Notices of Opposition to European Patent No.1394870 (the EP '870 patent). The EP '870 patent, which was issued on July 22, 2009, is a European counterpart patent, in part, to U.S. patents 6,303,238; 6,579,632; 6,872,477; 7,279,235; 7,279,237; 7,488,542; 7,563,519; and 7,901,795; and to pending U.S. patent application 13/035,051, filed on February 25, 2011 (hereinafter the “U.S. '238 Patent Family”). They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
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
At this time, based on the Company's current knowledge, the Company believes that the patent being challenged should be declared valid and that all or a significant portion of the Company's claims should be upheld. However, the Company cannot make any assurances of this result.

Financial Table of Contents

Invalidation Trial in Japan for Japan Patent No. 4511024*
On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan by Semiconductor Energy Laboratory, Co., Ltd. for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to the Company's UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP ‘024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the decision to reinstate a broader set of claims but the IP High Court declined to reinstate the broader set of claims. The Company appealed the IP High Court's decision to the Japanese Supreme Court for reconsideration of the legal basis of the IP High Court's decision. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
The EPO combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under EPC Article 83. The Company believes the EPO's decision relating to the original claims is erroneous, and will appeal the decision. The patent, as originally granted, is deemed valid during the pendency of the appeals process.
At this time, based on its current knowledge, the Company believes that the patent being challenged should be declared valid, and that all or a significant portion of the Company's claims should be upheld. However, the Company cannot make any assurances of this result.
Opposition to European Patent No. 1933395*
On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to the Company's European Patent No. 1933395 (the EP '395 patent). The EP ‘395 patent is a counterpart to the EP ‘637 patent, and, in part, to U.S. Patents 7,001,536, 6,902,830, and 6,830,828, and to JP patents 4358168 and 4357781. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
At an Oral Hearing on October 14, 2013, the EPO panel issued a decision that affirmed the basic invention and broad patent coverage in the EP '395 patent, but narrowed the scope of the original claims.
On February 26, 2014, the Company appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of an appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The EPO also issued a notice that the appeal proceedings will proceed in the second quarter of 2016.
In addition to the above proceedings and now-concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fuji Patent acquisition or which relate to technologies that are not currently widely utilized in the marketplace.

Financial Table of Contents

15.	CONCENTRATION OF RISK:
Included in technology development and support revenue in the accompanying statement of income is $0.2 million, $0.1 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented approximately less than 1% of the consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
Revenues and accounts receivable from the Company's largest non-government customers for the years ended December 31 were as follows (in thousands):

	2015		2014		2013
Customer	% of Total Revenue(1)	Accounts Receivable	% of Total Revenue(1)	Accounts Receivable	% of Total Revenue(1)	Accounts Receivable
A	62%	$13,355	54%	$8,550	60%	$7,337
B	25%	8,477	19%	7,598	9%	4,743
C	5%	198	18%	953	22%	2,905
_______________________________________________
(1) Materials sold to Customer C are eventually purchased by Customer A.
Revenues from outside of North America represented approximately 99% of the consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues by geographic area are as follows (in thousands):

Country	2015	2014	2013
South Korea	$168,267	$141,922	$102,948
Japan	16,542	44,903	40,539
Taiwan	2,175	1,596	904
Other non-U.S. locations	2,844	1,904	696
Total non-U.S. locations	189,828	190,325	145,087
United States	1,218	706	1,552
Total revenue	$191,046	$191,031	$146,639
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	2015	2014
United States	$22,187	$19,763
Other	220	159
Total long-lived assets	$22,407	$19,922
Substantially all chemical materials were purchased from one supplier. See Note 8.

16.	INCOME TAXES:
The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$54,338	$60,485	$57,258
Foreign	(21,279)	(1,158)	(18,250)
Income before income tax	$33,059	$59,327	$39,008

Financial Table of Contents

The components of the income tax benefit (expense) are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current income tax benefit (expense):
Federal	$(1,018)	$—	$226
State	(2)	(2)	—
Foreign	(10,224)	(8,363)	(6,600)
	(11,244)	(8,365)	(6,374)
Deferred income tax (expense) benefit:
Federal	(7,145)	(9,652)	(16,811)
State	51	575	(1,192)
Foreign	(43)	(31)	69
	(7,137)	(9,108)	(17,934)
Adjustments to the beginning-of-year valuation allowance	—	—	59,352
Income tax benefit (expense)	$(18,381)	$(17,473)	$35,044
Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.1)%	(0.4)%	(1.3)%
State apportionment change	—%	—%	0.3%
U.S. federal rate change	—%	—%	(3.6)%
Effect of foreign operations	15.2%	0.7%	10.9%
Subpart F income	—%	(4.5)%	15.6%
Nondeductible employee compensation	2.5%	0.5%	2.3%
Research tax credits	(4.4)%	(2.5)%	(3.4)%
Change in valuation allowance	8.4%	(0.4)%	(146.4)%
Other	(1.0)%	1.0%	0.8%
Effective tax rate	55.6%	29.4%	(89.8)%
As of December 31, 2015, the Company had net operating loss and credit carry forwards. The Company’s net operating loss carry forwards below differ from the Company's accumulated deficit principally due to the timing of the recognition of certain revenues and expenses. A portion of the Company’s tax credit carry forwards relates to tax deductions from stock-based compensation that will be accounted for as an increase to additional paid-in capital for financial reporting purposes to the extent such future deductions are utilized by the Company (see below). Pursuant to Internal Revenue Code (IRC) sections 382 and 383, utilization of the Company’s federal and state net operating loss and tax credit carry forwards could be subject to an annual limitation because of certain ownership changes.

Financial Table of Contents

The following table summarizes Company tax loss and tax credit carry forwards for tax return purposes at December 31, 2015 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Loss carry forwards:
Federal net operating loss	$—	$—
Foreign net operating loss	29,729	3,716	n/a
Total loss carry forwards	$29,729	$3,716
Tax credit carry forwards:
Research tax credits	n/a	$11,061	2020 to 2035
Foreign tax credits	n/a	24,913	2020 to 2025
State research tax credits	n/a	2,299	2022 to 2030
Total credit carry forwards	n/a	$38,273
_______________________________________________
This tables includes $84.9 million (tax benefit of $30.3 million) related to excess tax benefits which are not included in deferred tax assets on the consolidated balance sheet and are not recognized until the deduction reduces taxes payable (see below).
Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax asset:
Net operating loss carry forwards	$3,716	$2,425
Capitalized technology license	3,922	2,146
Capitalized research expenditures	10,206	12,227
Accruals and reserves	6,675	3,021
Retirement plan	8,062	3,761
Deferred revenue	731	541
Tax credit carry forwards	7,973	19,395
Stock-based compensation	2,012	2,060
Other	1,857	1,589
	45,154	47,165
Valuation allowance	(14,483)	(12,372)
Deferred tax assets	30,671	34,793

Deferred tax liability:
Subpart F income	(3,400)	(3,400)
Deferred tax liabilities	(3,400)	(3,400)

Net deferred tax assets	$27,271	$31,393
During 2015, the Company retained the valuation allowance that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits.
During the years ended December 31, 2015, 2014 and 2013, the Company paid foreign taxes on South Korean royalty and license fee income of $9.9 million, $8.3 million and $6.6 million, respectively, which were recorded as current income tax expense. For periods prior to May 2010, the Company filed for and was granted a five year exemption on withholding tax on royalty payments received from SDC under its patent license agreement as part of a tax incentive program in South Korea. The exemption was granted in May 2005 and remained in effect until May 2010. Since then, SDC has been required to withhold tax at a rate of 16.5% upon payment of royalties and license fees to the Company.

Financial Table of Contents

During the year ended December 31, 2014, the Company recorded U.S. income tax expense and a corresponding deferred tax liability of $3.4 million for future recapture of the earnings for activities of UDC Ireland which currently has a deficit in earning and profits. During the year ended December 31, 2015, this amount remained $3.4 million.
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
When recognizing deferred tax assets for employee stock based awards that may be subject to limitation under IRC Section 162(m), and calculating the resulting windfall benefit, the Company prioritizes the impact of future cash compensation over stock-based compensation. Accordingly, if the anticipated cash compensation is equal to or greater than the total tax deductible annual compensation amount for a covered employee, the Company does not record a deferred tax asset associated with any stock-based compensation for that individual. As noted above, in accounting for the indirect effect of stock-based compensation on the Company's research tax credits, the Company does not set apart these credits when measuring the windfall tax benefit; instead the Company follows the practice of recognizing the full effect of research tax credits in income from continuing operations. As of December 31, 2015 and 2014, windfalls included in net operating loss carryforwards and tax credit carryforwards but not reflected in deferred tax assets totaled $84.9 million and $72.3 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2015, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, the Company retained the valuation allowance that relates to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits. The Company's valuation allowance increased by $2.1 million for the year ended December 31, 2015 and decreased by $226,000 and $57.1 million for the years ended December 31, 2014 and 2013, respectively.
The Company did not record a liability for uncertain tax positions as of December 31, 2015, 2014, and 2013, respectively. Company management does not anticipate any material change in its uncertain tax positions in the next twelve months. The Company’s federal income tax returns for 2012 through 2014 are open tax years and are subject to examination by the Internal Revenue Service. State tax years 2011 to 2015 remain open to examination by the jurisdictions (Pennsylvania and New Jersey) in which the Company is subject to tax. However, due to the Company's net operating losses, the Company's federal income tax returns for 1995 and later will remain subject to examination until the losses are utilized or expire; certain state returns remain subject to examination as well. In addition, the Company's foreign returns for 2010 and thereafter remain subject to examination.

17.	DEFINED CONTRIBUTION PLAN:
The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, not to exceed the limit as defined in the Code, with the Company matching 50% of the participant’s contribution, limited to 6% of the participant’s total compensation. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $348,000, $320,000 and $290,000, respectively, to the Plan.

18.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2015. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015 (1)		September 30, 2015	December 31, 2015 (1)	Total
Revenue	$31,223	$58,092		$39,419	$62,312	$191,046
Net income (loss)	$1,314	$(11,771)	(2)	$7,047	$18,088	$14,678
Net income (loss) per common share:
Basic	$0.03	$(0.25)		$0.15	$0.39	$0.31
Diluted	$0.03	$(0.25)		$0.15	$0.39	$0.31
_______________________________________________
(1) The Company receives significant license revenue in the second and fourth quarters; see Note 2 for further details.
(2) Includes a $33.0 million write down of inventory; see Note 4 for further details.
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