Form 10-Q
period 2016-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2016-05-05
CIK 1005284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of May 3, 2016, the registrant had outstanding 46,847,615 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,091	$97,513
Short-term investments	269,498	297,981
Accounts receivable	20,866	24,729
Inventories	14,709	12,748
Deferred income taxes	12,548	12,326
Other current assets	4,683	2,387
Total current assets	432,395	447,684
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $28,799 and $27,897	22,362	22,407
ACQUIRED TECHNOLOGY, net of accumulated amortization of $57,587 and $54,837	69,265	72,015
INVESTMENTS	16,092	2,187
DEFERRED INCOME TAXES	15,287	14,945
OTHER ASSETS	645	174
TOTAL ASSETS	$556,046	$559,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,294	$6,849
Accrued expenses	6,746	17,387
Deferred revenue	10,353	10,107
Other current liabilities	757	167
Total current liabilities	25,150	34,510
DEFERRED REVENUE	35,515	35,543
RETIREMENT PLAN BENEFIT LIABILITY	24,485	22,594
Total liabilities	85,150	92,647

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,147,715 and 48,132,223 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	483	482
Additional paid-in capital	592,769	589,885
Accumulated deficit	(71,678)	(73,627)
Accumulated other comprehensive loss	(10,522)	(9,819)
Treasury stock, at cost (1,357,863 shares at March 31, 2016 and December 31, 2015)	(40,158)	(40,158)
Total shareholders’ equity	470,896	466,765
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$556,046	$559,412

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Material sales	$24,304	$26,818
Royalty and license fees	5,342	4,375
Technology development and support revenue	57	30
Total revenue	29,703	31,223

OPERATING EXPENSES:
Cost of material sales	5,052	8,581
Research and development	10,476	9,919
Selling, general and administrative	6,660	6,200
Patent costs and amortization of acquired technology	4,094	3,967
Royalty and license expense	875	785
Total operating expenses	27,157	29,452
Operating income	2,546	1,771
INTEREST INCOME	332	173
INTEREST EXPENSE	(8)	(12)
INCOME BEFORE INCOME TAXES	2,870	1,932
INCOME TAX EXPENSE	(921)	(618)
NET INCOME	$1,949	$1,314

NET INCOME PER COMMON SHARE:
BASIC	$0.04	$0.03
DILUTED	$0.04	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,774,360	45,785,725
DILUTED	46,907,558	46,214,247
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$1,949	$1,314

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $82 and $8, respectively	(151)	14
Employee benefit plan:
Actuarial loss, net of tax of $469 and none, respectively	(834)	—
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $159 and $87, respectively	282	156
Net change for employee benefit plan	(552)	156

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(703)	170

COMPREHENSIVE INCOME	$1,246	$1,484
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except for share data)

	Series A Nonconvertible		Common Stock		Additional	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Preferred Stock				Paid-in
	Shares	Amount	Shares	Amount	Capital			Shares	Amount
BALANCE, DECEMBER 31, 2015	200,000	$2	48,132,223	$482	$589,885	$(73,627)	$(9,819)	1,357,863	$(40,158)	$466,765
Net income	—	—	—	—	—	1,949	—	—	—	1,949
Other comprehensive loss	—	—	—	—	—	—	(703)	—	—	(703)
Exercise of common stock options	—	—	10,500	—	151	—	—	—	—	151
Issuance of common stock to employees	—	—	21,995	1	3,903	—	—	—	—	3,904
Shares withheld for employee taxes	—	—	(39,692)	—	(2,008)	—	—	—	—	(2,008)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	20,546	—	708	—	—	—	—	708
Issuance of common stock to employees under an ESPP	—	—	2,143	—	130	—	—	—	—	130
BALANCE, MARCH 31, 2016	200,000	$2	48,147,715	$483	$592,769	$(71,678)	$(10,522)	1,357,863	$(40,158)	$470,896
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,949	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(2,032)	(1,177)
Depreciation	902	702
Amortization of intangibles	2,750	2,750
Amortization of premium and discount on investments, net	(297)	(135)
Stock-based compensation to employees	2,830	1,715
Stock-based compensation to Board of Directors and Scientific Advisory Board	408	366
Deferred income tax benefit	(169)	334
Retirement plan benefit expense	1,029	592
Decrease (increase) in assets:
Accounts receivable	3,863	3,911
Inventories	(1,961)	(1,858)
Other current assets	(2,296)	703
Other assets	(472)	20
(Decrease) increase in liabilities:
Accounts payable and accrued expenses	(9,134)	(8,584)
Other current liabilities	590	(55)
Deferred revenue	2,250	46,382
Net cash provided by operating activities	210	46,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(516)	(1,950)
Purchases of investments	(193,929)	(51,957)
Proceeds from sale of investments	208,571	90,876
Net cash provided by investing activities	14,126	36,969
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	99	90
Proceeds from the exercise of common stock options	151	702
Payment of withholding taxes related to stock-based employee compensation	(2,008)	(4,970)
Net cash used in financing activities	(1,758)	(4,178)
INCREASE IN CASH AND CASH EQUIVALENTS	12,578	79,771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,513	45,418
CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,091	$125,189
The following non-cash activities occurred:
Unrealized (loss) gain on available-for-sale securities	$(233)	$22
Common stock issued to Board of Directors and Scientific Advisory Board that was earned in a previous period	300	300
Common stock issued to employees that was accrued for in a previous period	1,105	967
Net change in accounts payable and accrued expenses related to purchases of property and equipment	343	(686)
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
Interim Financial Information
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited, Universal Display Corporation Hong Kong Limited, Universal Display Corporation Korea, Y.H., and Universal Display Corporation Japan GK. All intercompany transactions and accounts have been eliminated.
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
Revenue Recognition and Deferred Revenue
Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time title passes, which is typically at the time of shipment or at the time of delivery, depending upon the contractual agreement between the parties.
The Company receives non-refundable license and royalty payments under certain commercial, development and technology evaluation agreements. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of March 31, 2016 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.
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
In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and superseded the 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The prepaid royalty amount is included in deferred revenue and a portion of this amount can be credited against total royalties due over the life of the contract. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the term of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.
The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $56,000 and $615,000 for the three months ended March 31, 2016 and 2015, respectively.
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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Accounting. The objective of the standard is to simplify the accounting and related disclosures associated with employee share-based accounting. The standard is effective for annual reporting periods beginning after December 15, 2016. The ASU requires prospective adoption, meaning the standard is applied to the most current period presented in the financial statements. Earlier adoption is permitted. The Company is evaluating the effect that ASU 2016-09 may have on its consolidated financial statements and related disclosures.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2016
Certificates of deposit	$11,513	$8	$(3)	$11,518
Corporate bonds	229,513	—	(122)	229,391
U.S. Government bonds	44,962	—	(281)	44,681
	$285,988	$8	$(406)	$285,590
December 31, 2015
Certificates of deposit	$11,532	$3	$(14)	$11,521
Corporate bonds	233,848	—	(139)	233,709
U.S. Government bonds	54,953	1	(16)	54,938
	$300,333	$4	$(169)	$300,168

4.	INVENTORIES:
Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$6,538	$6,539
Work-in-process	1,734	1,064
Finished goods	6,437	5,145
Inventories	$14,709	$12,748

5.	FAIR VALUE MEASUREMENTS:
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$64,580	$64,580	$—	$—
Short-term investments	269,498	269,498	—	—
Long-term investments	16,092	16,092	—	—
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$34,980	$34,980	$—	$—
Short-term investments	297,981	297,981	—	—
Long-term investments	2,187	2,187	—	—
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
Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of March 31, 2016 or December 31, 2015.

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
Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of March 31, 2016, the Company was obligated to pay USC up to $3.4 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through March 31, 2016, the Company incurred $3.2 million in research and development expense for work performed under the amended 2006 Research Agreement.
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
The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $875,000 and $779,000 for the three months ended March 31, 2016 and 2015, respectively.
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
Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola and Fujifilm. These intangible assets consist of the following (in thousands):

March 31, 2016
PD-LD, Inc.	$1,481
Motorola	15,909
Fujifilm	109,462
126,852
Less: Accumulated amortization	(57,587)
Acquired technology, net	$69,265
Amortization expense for all intangible assets was $2.7 million for both the three months ended March 31, 2016 and 2015. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Income. Amortization expense related to acquired technology is expected to be $11.0 million for each of the next five fiscal years.

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
Fujifilm Patent Acquisition
On July 23, 2012, the Company entered into a Patent Sale Agreement (the Agreement) with Fujifilm. Under the Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million. plus costs incurred in connection with the purchase. The Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Agreement permitted the Company to assign all of its rights and obligations under the Agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the Agreement, its rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the Agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of purchase costs as acquired technology, which is being amortized over a period of 10 years.

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
Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three months ended March 31, 2016 or 2015.
The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.
The Company recorded research and development expense of $0.9 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:
Scientific Advisory Board and Employee Awards
During the three months ended March 31, 2016 and 2015, the Company issued a total of 27,967 and 35,205 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2015 and 2014, respectively. The fair value of the shares issued was $1.1 million and $967,000, respectively, for employees and $300,000 and $300,000, respectively, for non-employee members of the Scientific Advisory Board, which amounts were accrued at December 31, 2015 and 2014, respectively. In connection with the issuance of these grants, 8,106 and 9,565 shares, respectively, with fair values of $410,000 and $346,000, respectively, were withheld in satisfaction of employee tax withholding obligations in 2016 and 2015, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:
Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan(2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$(9,819)
Other comprehensive income before reclassification	(151)	—	(151)
Actuarial loss	—	(834)	(834)
Reclassification to net income (1)	—	282	282	Selling, general and administrative and research and development
Change during period	(151)	(552)	(703)
Balance March 31, 2016, net of tax	$(262)	$(10,260)	$(10,522)

	Unrealized gain (loss) on marketable securities	Net unrealized loss on retirement plan(2)	Total	Affected line items in the consolidated statements of income
Balance December 31, 2014, net of tax	$(28)	$(4,354)	$(4,382)
Other comprehensive loss before reclassification	14	—	14
Reclassification to net income (1)	—	156	156	Selling, general and administrative and research and development
Change during period	14	156	170
Balance March 31, 2015, net of tax	$(14)	$(4,198)	$(4,212)
_______________________________________________
(1) The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income in the amounts of $282,000 and $156,000 for the three months ended March 31, 2016 and 2015, respectively.
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
Equity Compensation Plan
In 1995, the Board of Directors of the Company adopted a stock option plan, which has been amended and/or restated several times (most recently in 2014) and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2016, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000 and have extended the term of the plan through 2024. At March 31, 2016, there were 2,713,605 shares that remained available to be granted under the Equity Compensation Plan.
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
During the three months ended March 31, 2016, the Company granted 41,543 shares of restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $2.1 million on the respective dates of grant, and will vest over three years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services for the Company on the applicable vesting date.
For the three months ended March 31, 2016 and 2015, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $1.7 million and $868,000, respectively, research and development expense of $572,000 and $397,000, respectively, and cost of material sales of $164,000 and none, respectively. In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2016 and 2015, respectively, 31,586 and 92,000 shares, with aggregate fair values of $1.6 million and $3.9 million, respectively, were withheld in satisfaction of tax withholding obligations.
For the three months ended March 31, 2016 and 2015, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $43,000 and $189,000, respectively.
Board of Directors Compensation
The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2016 and 2015, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $365,000 and $177,000, respectively. Restricted stock issued to non-employee members of the Board of Directors during the three months ended March 31, 2016 and 2015 was 7,500 and 6,667 shares, respectively.
Performance Unit Awards
During the three months ended March 31, 2016, the Company granted 25,045 performance units, of which 12,520 are subject to a performance-based vesting requirement and 12,525 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.5 million on the date of grant.

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
For the three months ended March 31, 2016 and 2015, the Company recorded selling, general and administrative expense of $278,000 and $329,000, respectively, research and development expense of $77,000 and $97,000, respectively, and cost of material sales of $28,000 and none, respectively, related to performance units. In connection with the vesting of performance units during the three months ended March 31, 2016 and 2015, respectively, none and 16,071 shares, with aggregate fair values of none and $752,000, respectively, were withheld in satisfaction of tax withholding obligations.
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
During the three months ended March 31, 2016 and 2015, the Company issued 2,143 and 3,790 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $99,000 and $90,000, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded charges of $10,000 and $11,000, respectively, to selling, general and administrative expense , $17,000 and $13,000, respectively, to research and development expense and $4,000 and none, respectively, to cost of material sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:
On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change will increase the liability related to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of March 31, 2016 there were six participants in the SERP.
The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$357	$229
Interest cost	231	120
Amortization of prior service cost	437	243
Amortization of loss	4	—
Total net periodic benefit cost	$1,029	$592

13.	COMMITMENTS AND CONTINGENCIES:
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
In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company's requirements based on its business needs prior to firm orders being placed. As of March 31, 2016 and December 31, 2015, the Company had purchase commitments for inventory of $8.9 million and $9.0 million, respectively.
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
On May 10, 2012, the Company learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP '024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. The Company appealed the decision to reinstate a broader set of claims but the IP High Court declined to reinstate the broader set of claims. The Company appealed the IP High Court's decision to the Japanese Supreme Court for reconsideration of the legal basis of the IP High Court's decision. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
Opposition to European Patent No. 1933395*
On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to the Company's European Patent No. 1933395 (the EP '395 patent). The EP '395 patent is a counterpart to the EP '637 patent, and, in part, to U.S. Patents 7,001,536; 6,902,830; and 6,830,828; and to JP patents 4358168 and 4357781. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.
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
Included in technology development and support revenue in the accompanying statement of income is $57,000 and $11,000 for the three months ended March 31, 2016 and 2015, respectively, of revenue which was derived from contracts with United States government agencies. Revenue derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for the both three months ended March 31, 2016, and 2015.
Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended March 31,		Accounts Receivable as of
Customer	2016	2015	March 31, 2016
A	50%	26%	$12,206
B	36%	41%	5,816
C	6%	1%	1,651

Revenues from outside of North America represented approximately 99% of the consolidated revenue for both the three months ended March 31, 2016 and 2015. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2016	2015
South Korea	$25,963	$22,222
Japan	1,287	7,760
Other non-U.S. locations	2,370	1,016
Total non-U.S. locations	29,620	30,998
United States	83	225
Total revenue	$29,703	$31,223
The Company attributes revenue to different geographic areas on the basis of the location of the customer.
Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$22,167	$22,187
Other	195	220
Total long-lived assets	$22,362	$22,407
Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:
The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 32.1% and 32.0%, for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $921,000 and $618,000, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowances that relate to UDC Ireland, U.S. foreign tax credits and New Jersey research and development credits.

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
Basic net income per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock units and performance units. Net income allocated to the holders of the Company's unvested restricted stock awards is calculated based on the shareholders proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The effect of using the two-class method is immaterial to the consolidated financial statements and does not change the reported earnings per share figures and thus will not be presented herein.
For purposes of determining diluted net income per common share, basic net income per share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, restricted stock units and performance units, and the impact of shares to be issued under the ESPP.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$1,949	$1,314
Denominator:
Weighted average common shares outstanding – Basic	46,774,360	45,785,725
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	9,442	163,779
Restricted stock awards and units and performance units	123,756	264,743
Weighted average common shares outstanding – Diluted	46,907,558	46,214,247
Net income per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
For the three months ended March 31, 2016, the combined effects of certain unvested restricted stock units and performance unit awards of 710 were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the three months ended March 31, 2015, the effects of certain performance award units of 37,132 were excluded from the calculation of diluted EPS as their impact would have been antidilutive as the units would not have been issued if the end of the reporting period was the end of the performance period.

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
As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.
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
While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past three years, we incurred significant losses prior to this period, resulting in an accumulated deficit of $71.7 million as of March 31, 2016.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
We had operating income of $2.5 million for the three months ended March 31, 2016, compared to operating income of $1.8 million for the three months ended March 31, 2015. The increase in operating income was primarily due to the following:

•	a decrease in operating expenses of $2.3 million, which was mainly due to a $3.5 million decrease in the cost of material sales; offset by

•	a decrease in revenue of $1.5 million.
We had net income of $1.9 million, or $0.04 per basic and diluted share, for the three months ended March 31, 2016, compared to net income of $1.3 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2015. The increase in net income was primarily due to:

•	the increase in operating income of approximately $0.8 million; offset by

•	a increase in income tax expense of $0.3 million.

Revenue
The following table details our revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		(Decrease) Increase
	2016	2015	$	%
REVENUE:
Material sales	$24,304	$26,818	$(2,514)	(9)%
Royalty and license fees	5,342	4,375	967	22%
Technology development and support revenue	57	30	27	90%
Total revenue	$29,703	$31,223	$(1,520)	(5)%
Total revenue for the three months ended March 31, 2016 decreased by $1.5 million compared to the three months ended March 31, 2015. The decrease in revenue was primarily the result of decreased commercial chemical sales, mostly related to decreased sales of host materials, slightly offset by an increase in royalty and license fee revenue, as discussed below.
Material sales
The following table details our revenues derived from material sales for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		(Decrease) Increase
	2016	2015	$	%
Material sales:
Commercial material sales	$22,114	$25,630	$(3,516)	(14)%
Developmental material sales	2,190	1,188	1,002	84%
Total material sales	$24,304	$26,818	$(2,514)	(9)%
Commercial material sales for the three months ended March 31, 2016 decreased by $3.5 million compared to the three months ended March 31, 2015, primarily due to lower host sales.
Developmental material sales for the three months ended March 31, 2016 increased by $1.0 million compared to the three months ended March 31, 2015. The increase in our development material sales was primarily due to an increase in the number of grams sold.
Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Material sales:
Phosphorescent emitter sales	$23,864	$21,411	$2,453	11%
Host material sales	440	5,407	(4,967)	(92)%
Total material sales	$24,304	$26,818	$(2,514)	(9)%
Phosphorescent emitter sales for the three months ended March 31, 2016 increased by $2.5 million compared to the three months ended March 31, 2015. The increase in our phosphorescent emitter sales was primarily due to an increase in the number of grams, partially offset by a decrease in the price per gram sold.
Host material sales for the three months ended March 31, 2016 decreased by $5.0 million compared to the three months ended March 31, 2015. As we have discussed in our previous filings, the decrease in our host material sales, which began in 2014. was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customer's continuing to sell new products that do not include our host materials. Based on our current sales forecast, we anticipate that sales of existing host material will be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business is more competitive than the phosphorescent emitter material sales business.

Royalty and license fees
Royalty and license fees were as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	$	%
Royalty and license fees	$5,342	$4,375	$967	22%
Royalty and license fees for the three months ended March 31, 2016 increased by $1.0 million compared to the three months ended March 31, 2015. The increase was due to an increase in royalties recognized from a major customer, which were not recognized in the same period in the prior year due to the fact that those royalties are recognized one quarter in arrears. The increase was also due to an increase in license fees attributable to material sales to certain customers, which increased during the three months ended March 31, 2016. This increase was partially offset by the fact that we did not recognize any milestone payments in the three months ended March 31, 2016 compared to the recognition of a $1.9 million milestone payment during the three months ended March 31, 2015.
Royalty and license fees for both the three months ended March 31, 2016 and 2015 do not include revenues from SDC. Our patent license agreement with SDC is payable to us in semi-annual installments due in the second and fourth quarters of each annual period.
Cost of material sales
Cost of commercial material sales were as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Commercial material sales	$22,114	$25,630
Cost of commercial material sales	4,992	8,521
% of commercial material sales	23%	33%
Cost of commercial material sales for the three months ended March 31, 2016 decreased by $3.5 million compared to the three months ended March 31, 2015, primarily due to the decrease in host material sales, which have less favorable margins than our emitter materials.
Cost of commercial material sales includes the cost of producing materials that have been classified as commercial and shipping costs for such materials, but excludes the cost of producing certain materials which has already been included in research and development expense.
Research and development
Research and development expenses were $10.5 million for the three months ended March 31, 2016, compared to $9.9 million for the three months ended March 31, 2015. The increase was primarily due to increased salary and salary related expenses, including post-retirement benefits and stock-based compensation.
Selling, general and administrative
Selling, general and administrative expenses were $6.7 million for the three months ended March 31, 2016, compared to $6.2 million for the three months ended March 31, 2015. The increase was primarily due to an increase in salary and salary related expenses, including post-retirement benefits and stock based compensation.
Patent costs and amortization of acquired technology
Patent costs and amortization of acquired technology expenses were $4.1 million for the three months ended March 31, 2016, compared to $4.0 million for the three months ended March 31, 2015.
Royalty and license expense
Royalty and license expenses were $0.9 million for the three months ended March 31, 2016, compared to $0.8 million for the three months ended March 31, 2015. See Note 6 in Notes to Consolidated Financial Statements for further discussion.
Income taxes
The effective income tax rate was 32.1% and 32.0%, for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $921,000 and $618,000, respectively.

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
Liquidity and Capital Resources
Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of March 31, 2016, we had cash and cash equivalents of $110.1 million and short-term investments of $269.5 million, for a total of $379.6 million. This compares to cash and cash equivalents of $97.5 million and short-term investments of $298.0 million, for a total of $395.5 million, as of December 31, 2015. The increase in cash and cash equivalents of $12.6 million was primarily due to cash provided by investing activities related to proceeds received from the net sale of short-term investments.
Cash provided by operating activities was $0.2 million for the three months ended March 31, 2016, compared to cash provided by operating activities of $47.0 million for the three months ended March 31, 2015. The decrease in cash provided by operating activities was primarily due to the fact that the Company did not receive a large prepaid royalty and license fee from a customer in the three months ended March 31, 2016 compared to the receipt of $42 million from a customer for prepaid royalty and license fees in the three months ended March 31, 2015.
Cash provided by investing activities was $14.1 million for the three months ended March 31, 2016, compared to cash provided by investing activities of $37.0 million for the three months ended March 31, 2015. The decrease in cash provided by investing activities was mainly due to the timing of maturities and purchases of investments resulting in net sales of $14.6 million for the three months ended March 31, 2016, compared to net sales of $38.9 million for the three months ended March 31, 2015.
Cash used in financing activities was $1.8 million for the three months ended March 31, 2016, compared to $4.2 million for the three months ended March 31, 2015. The decrease in cash used in financing activities was primarily due to a decrease in the payment of withholding taxes related to employee stock based compensation of $3.0 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Working capital was $407.2 million as of March 31, 2016, compared to $413.2 million as of December 31, 2015. The decrease in working capital is primarily due to the decrease in short term investments and accounts receivable, offset by an increase in cash and cash equivalents and a decrease in accrued expenses.
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
We believe that our accounting policies related to revenue recognition and deferred revenue, the valuation and recoverability of acquired technology, stock-based compensation, income taxes and our Supplemental Executive Retirement Plan, are our “critical accounting policies” as contemplated by the SEC.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for additional discussion of our critical accounting policies.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our contractual obligations.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 10, 2012, we learned that the JPO issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the JPO’s decision to the Japanese IP High Court. On October 31, 2013, the Japanese IP High Court ruled that the prior art references relied on by the JPO did not support the JPO’s findings, reversed the JPO’s decision with respect to the previously invalidated broad claims in the JP '024 patent and remanded the matter back to the JPO for further consideration consistent with its decision. The JPO subsequently issued a decision upholding the validity of certain claimed inventions in the JP '024 Patent but invalidating the broadest claims in the patent. We appealed the decision to reinstate a broader set of claims but the IP High Court declined to reinstate the broader claims. We have appealed the IP High Court ruling to the Japanese Supreme Court for reconsideration of the legal basis of the IP High Court's decision. This patent, as originally granted by the JPO, is deemed valid during the pendency of the appeals process.
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
Opposition to European Patent No. 1933395*
On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to our European Patent No. 1933395 (the EP '395 patent). The EP '395 patent is a counterpart patent to EP '637 patent, and, in part, to the U.S. Patents 7,001,536; 6,902,830; and 6,830,828 and to JP patents 4358168 and 4357781. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.
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
There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
During the quarter ended March 31, 2016, we acquired 9,751 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.
The following table provides information relating to the shares we received and repurchased during the first quarter of 2016 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 - January 31	—	$—
February 1 - February 29	—	—
March 1 - March 31	9,751	51.40
Total	9,751

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
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

Date: May 5, 2016