Form 10-Q
period 2016-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2016-08-04
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of August 2, 2016, the registrant had outstanding 46,956,623 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,930	$97,513
Short-term investments	246,281	297,981
Accounts receivable	17,984	24,729
Inventory	16,467	12,748
Deferred income taxes	10,097	12,326
Other current assets	5,561	2,387
Total current assets	366,320	447,684
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $29,736 and $27,897	22,610	22,407
ACQUIRED TECHNOLOGY, net of accumulated amortization of $60,416 and $54,837	162,469	72,015
INVESTMENTS	15,767	2,187
DEFERRED INCOME TAXES	12,293	14,945
OTHER ASSETS	543	174
TOTAL ASSETS	$580,002	$559,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,368	$6,849
Accrued expenses	10,701	17,387
Deferred revenue	10,232	10,107
Other current liabilities	423	167
Total current liabilities	27,724	34,510
DEFERRED REVENUE	34,066	35,543
RETIREMENT PLAN BENEFIT LIABILITY	24,292	22,594
Total liabilities	86,082	92,647
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,302,603 and 48,132,223 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	483	482
Additional paid-in capital	593,170	589,885
Accumulated deficit	(49,876)	(73,627)
Accumulated other comprehensive loss	(9,701)	(9,819)
Treasury stock, at cost (1,357,863 shares at June 30, 2016 and December 31, 2015)	(40,158)	(40,158)
Total shareholders’ equity	493,920	466,765
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$580,002	$559,412

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Material sales	$22,315	$24,324	$46,619	$51,142
Royalty and license fees	42,018	33,733	47,360	38,108
Technology development and support revenue	59	35	116	65
Total revenue	64,392	58,092	94,095	89,315
OPERATING EXPENSES:
Cost of material sales	5,684	39,086	10,736	47,667
Research and development	10,969	10,647	21,445	20,566
Selling, general and administrative	7,688	6,983	14,264	13,245
Patent costs and amortization of acquired technology	4,060	4,462	8,154	8,429
Royalty and license expense	1,966	1,673	2,841	2,458
Total operating expenses	30,367	62,851	57,440	92,365
Operating income (loss)	34,025	(4,759)	36,655	(3,050)
INTEREST INCOME	661	188	993	361
INTEREST EXPENSE	(8)	(12)	(15)	(24)
OTHER (EXPENSE) INCOME	(1,829)	278	(1,914)	340
INCOME (LOSS) BEFORE INCOME TAXES	32,849	(4,305)	35,719	(2,373)
INCOME TAX EXPENSE	(11,047)	(7,466)	(11,968)	(8,084)
NET INCOME (LOSS)	$21,802	$(11,771)	$23,751	$(10,457)
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.46	$(0.25)	$0.51	$(0.23)
DILUTED	$0.46	$(0.25)	$0.51	$(0.23)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	46,927,543	46,388,218	46,862,199	45,840,599
DILUTED	47,041,854	46,388,218	46,985,374	45,840,599

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$21,802	$(11,771)	$23,751	$(10,457)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $37, $11, $47 and $4, respectively	67	19	(84)	4
Employee benefit plan:
Actuarial gain (loss), net of tax of $271, none, $200, and none, respectively	479	-	(353)	-
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $142, $157, $302 and $258, respectively	254	279	535	420
Net change for employee benefit plan	733	279	182	420
Change in cumulative foreign currency translation adjustment	20	-	20	-
TOTAL OTHER COMPREHENSIVE INCOME	820	298	118	424
COMPREHENSIVE INCOME (LOSS)	$22,622	$(11,473)	$23,869	$(10,033)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2015	200,000	$2	48,132,223	$482	$589,885	$(73,627)	$(9,819)	1,357,863	$(40,158)	$466,765
Net income	—	—	—	—	—	23,751	—	—	—	23,751
Other comprehensive income	—	—	—	—	—		118	—	—	118
Exercise of common stock options	—	—	12,500	—	182	—	—	—	—	182
Issuance of common stock to employees	—	—	216,389	2	6,441	—	—	—	—	6,443
Shares withheld for employee taxes			(90,886)	(1)	(4,793)					(4,794)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	28,046	—	1,191	—	—	—	—	1,191
Issuance of common stock to employees under an ESPP	—	—	4,331	—	264	—	—	—	—	264
BALANCE, JUNE 30, 2016	200,000	$2	48,302,603	$483	$593,170	$(49,876)	$(9,701)	1,357,863	$(40,158)	$493,920

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,751	$(10,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred revenue	(3,601)	(4,893)
Depreciation	1,839	1,439
Amortization of intangibles	5,579	5,500
Inventory write-down	—	33,000
Amortization of premium and discount on investments, net	(801)	(285)
Stock-based compensation to employees	5,401	4,039
Stock-based compensation to Board of Directors and Scientific Advisory Board	891	659
Deferred income tax benefit	4,826	3,984
Retirement plan benefit expense	1,982	1,512
Decrease (increase) in assets:
Accounts receivable	6,745	4,697
Inventory	(3,719)	(12,860)
Other current assets	(3,174)	(417)
Other assets	(369)	80
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,625)	826
Other current liabilities	256	(58)
Deferred revenue	2,250	48,412
Net cash provided by operating activities	36,231	75,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,162)	(3,146)
Purchase of intangibles	(96,033)	—
Purchases of investments	(325,226)	(267,520)
Proceeds from sale of investments	364,017	263,058
Net cash used in investing activities	(59,404)	(7,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	202	171
Proceeds from the exercise of common stock options	182	1,372
Payment of withholding taxes related to stock-based compensation to employees	(4,794)	(5,280)
Net cash used in financing activities	(4,410)	(3,737)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,583)	63,833
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,513	45,418
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,930	$109,251
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$131	$8
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	1,105	967
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(120)	(725)

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

The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive interiors, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 4,100 patents issued and pending worldwide.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited, Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., and Universal Display Corporation Japan GK. All intercompany transactions and accounts have been eliminated.

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

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying financial statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments, are carried at fair value.

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

The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of June 30, 2016 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.

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

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display) which were effective as of January 1, 2015 and superseded the 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The prepaid royalty amount is included in deferred revenue and a portion of this amount can be credited against total royalties due over the life of the contract. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the term of the agreements, as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent dopants and host materials.

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of operations. The amounts of these pass through taxes reflected in revenues and cost of material sales were $13,000 and $69,000 for the three and six months ended June 30, 2016, respectively, and $240,000 and $850,000 for the three and six months ended June 30, 2015, respectively.

Cost of Material Sales

Cost of material sales consists of labor and material costs associated with the production of materials processed at the Company's manufacturing partners and at the Company's internal manufacturing processing facility. The Company’s portion of cost of material sales also includes depreciation of manufacturing equipment, as well as, manufacturing overhead costs and inventory adjustments for excess and obsolete inventory.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled Revenue from Contracts with Customers. The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption as of the original date is optional; however, the Company will adopt the standard beginning January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption of this new accounting standard on its consolidated results of operations and financial position.

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

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2016
Certificates of deposit	$10,626	$9	$(2)	$10,633
Corporate bonds	234,222	12	(53)	234,181
U.S. Government bonds	17,498	—	(262)	17,236
	$262,346	$21	$(317)	$262,050
December 31, 2015
Certificates of deposit	$11,532	$3	$(14)	$11,521
Corporate bonds	233,848	—	(139)	233,709
U.S. Government bonds	54,953	1	(16)	54,938
	$300,333	$4	$(169)	$300,168

4.	INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$6,538	$6,539
Work-in-process	1,776	1,064
Finished goods	8,153	5,145
Inventory	$16,467	$12,748

5.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$22,376	$22,376	$—	$—
Short-term investments	246,281	246,281	—	—
Long-term investments	15,767	15,767	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$34,980	$34,980	$—	$—
Short-term investments	297,981	297,981	—	—
Long-term investments	2,187	2,187	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of June 30, 2016 or December 31, 2015.

6.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

The Company funded OLED technology research at Princeton University and, on a subcontractor basis, at the University of Southern California for 10 years under a Research Agreement executed with Princeton University in August 1997 (the 1997 Research Agreement). The principal investigator conducting work under the 1997 Research Agreement transferred to the University of Michigan in January 2006. Following this transfer, the 1997 Research Agreement was allowed to expire on July 31, 2007.

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with the University of Southern California to sponsor OLED technology research and, on a subcontractor basis, with the University of Michigan. This new Sponsored Research Agreement (as amended, the 2006 Research Agreement) was effective as of May 1, 2006 and had an original term of three years. On May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at the University of Southern California and the University of Michigan. Payments under the 2006 Research Agreement were made to the University of Southern California on a quarterly basis as actual expenses were incurred. The Company incurred a total of $5.0 million in research and development expense for work performed under the 2006 Research Agreement during the extended term, which ended on April 30, 2013.

Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of June 30, 2016, the Company was obligated to pay the University of Southern California up to $2.1 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through June 30, 2016, the Company incurred $3.5 million in research and development expense for work performed under the 2006 Research Agreement.

On October 9, 1997, the Company, Princeton University and the University of Southern California entered into an Amended License Agreement (as amended, the 1997 Amended License Agreement) under which Princeton University and the University of Southern California granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed by Princeton University and the University of Southern California under the 1997 Research Agreement. Under this 1997 Amended License Agreement, the Company is required to pay Princeton University royalties for licensed products sold by the Company or its sublicensees. For licensed products sold by the Company, the Company is required to pay Princeton University 3% of the net sales price of these products. For licensed products sold by the Company’s sublicensees, the Company is required to pay Princeton 3% of the revenues received by the Company from these sublicensees. These royalty rates are subject to renegotiation for products not reasonably conceivable as arising out of the 1997 Research Agreement if Princeton University reasonably determines that the royalty rates payable with respect to these products are not fair and competitive.

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $2.0 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.

The Company also is required, under the 1997 Amended License Agreement, to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if the Company invests a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to the Company.

In connection with entering into the 2006 Research Agreement, the Company amended the 1997 Amended License Agreement to include the University of Michigan as a party to that agreement effective as of January 1, 2006. Under this amendment, Princeton University, the University of Southern California and the University of Michigan have granted the Company a worldwide exclusive license, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of work performed under the 2006 Research Agreement. The financial terms of the 1997 Amended License Agreement were not impacted by this amendment.

7.	ACQUIRED TECHNOLOGY:

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

June 30, 2016
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	96,033
Fujifilm	109,462
222,885
Less: Accumulated amortization	(60,416)
Acquired technology, net	$162,469

Amortization expense related to acquired technology was $2.8 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $5.6 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations and is expected to be $15.9 million in 2016 and $20.6 million for each of the five subsequent fiscal years.

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

Fujifilm Patent Acquisition

On July 23, 2012, the Company entered into a Patent Sale Agreement with Fujifilm. Under the agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million, plus costs incurred in connection with the purchase. The agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The agreement permitted the Company to assign all of its rights and obligations under the agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the agreement, its rights and obligations to UDC Ireland Limited (UDC Ireland), a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of purchase costs as acquired technology, which is being amortized over a period of 10 years.

BASF Patent Acquisition

On June 28, 2016, UDC Ireland entered into and consummated an IP Transfer Agreement with BASF. Under the IP Transfer Agreement, BASF sold to UDC Ireland all of its rights, title and interest to certain of its owned and co-owned intellectual property rights relating to the composition of, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as, certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies. These assets were acquired in exchange for a cash payment of €86.8 million ($95.8 million). In addition, UDC Ireland also took on certain rights and obligations under three joint research and development agreements to which BASF was a party. The IP Transfer Agreement also contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of €86.8 million ($95.8 million) and acquisition costs incurred of $261,000 as acquired technology which is being amortized over a period of 10 years.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2016 or 2015.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $1.0 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 100 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of June 30, 2016, the Company had issued 48,302,603 shares of common stock and 200,000 shares of preferred stock.

Scientific Advisory Board and Employee Awards

During the first quarters of 2016 and 2015, the Company granted a total of 27,967 and 35,205 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2015 and 2014, respectively. The fair value of the shares issued was $1.1 million and $967,000, respectively, for shares issued to employees and $300,000 for both quarters for shares issued to members of the Scientific Advisory Board, which amounts were accrued at December 31, 2015 and 2014, respectively. In connection with the issuance of these grants, 8,106 and 9,565 shares, with fair values of $410,000 and $346,000, were withheld in satisfaction of employee tax withholding obligations in 2016 and 2015, respectively.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$—	$(9,819)
Other comprehensive gain (loss) before reclassification	(84)	—	20	(64)
Actuarial gain (loss)	—	(353)	—	(353)
Reclassification to net income (1)	—	535	—	535	Selling, general and administrative, research and development, and cost of material sales
Change during period	(84)	182	20	118
Balance June 30, 2016, net of tax	$(195)	$(9,526)	$20	$(9,701)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31 2014, net of tax	$(28)	$(4,354)	$—	$(4,382)
Other comprehensive gain (loss) before reclassification	4	—	—	4
Actuarial gain (loss)	—	—	—	—
Reclassification to net income (1)	—	420	—	420	Selling, general and administrative, and research and development
Change during period	4	420	—	424
Balance June 30 2015, net of tax	$(24)	$(3,934)	$—	$(3,958)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income (loss) of $535,000  and $420,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was amended and restated in 2003 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2016, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of June 30, 2016, there were 2,712,886 shares that remained available to be granted under the Equity Compensation Plan.

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

During the six months ended June 30, 2016, the Company granted 41,543 shares of restricted stock awards and restricted stock units to employees and non-employee members of the Scientific Advisory Board, which had a total fair value of $2.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2016 and 2015, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $1.6 million for both periods, research and development expense of $403,000 and $495,000, respectively, and cost of material sales of $94,000 and none, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $3.3 million and $2.5 million, respectively, research and development expense of $975,000 and $892,000, respectively, and cost of material sales of $258,000 and none, respectively.

In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2016 and 2015, 82,780 and 97,856 shares, with aggregate fair values of $4.4 million and $4.2  million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended June 30, 2016 and 2015, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $121,000 and $85,000, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $164,000  and $274,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2016 and 2015, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $365,000 and $208,000, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $730,000 and $385,000, respectively. In connection with the vesting of the restricted stock, the Company issued 15,000 and 14,167 shares, during the six months ended June 30, 2016 and 2015, respectively, to non-employee members of the Board of Directors.

Performance Unit Awards

During the six months ended June 30, 2016, the Company granted 25,045 performance units, of which 12,520 are subject to a performance-based vesting requirement and 12,525 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.5 million on the date of grant.

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

For the three months ended June 30, 2016 and 2015, the Company recorded general and administrative expense of $278,000 and $175,000, respectively, research and development expense of $77,000 and $45,000, respectively, and cost of material sales of $28,000 and none, respectively, related to performance units. For the six months ended June 30, 2016 and 2015, the Company recorded general and administrative expense of $555,000 and $504,000, respectively, research and development expense of $154,000 and $142,000, and cost of material sales of $57,000 and none, respectively, related to performance units.

In connection with the vesting of performance units during the six months ended June 30, 2016 and 2015, none and 16,071 shares with an aggregate fair value of none and  $752,000, respectively, were withheld in satisfaction of tax withholding obligations.

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

Eligible employees may elect to contribute to the ESPP through payroll deductions during consecutive three-month purchase periods. Each employee who elects to participate will be deemed to have been granted an option to purchase shares of the Company’s common stock on the first day of the purchase period. Unless the employee opts out during the purchase period, the option will automatically be exercised on the last day of the period, which is the purchase date, based on the employee’s accumulated contributions to the ESPP. The purchase price will equal 85% of the lesser of the closing price per share of common stock on the first day of the period or the last business day of the period.

Employees may allocate up to 10% of their base compensation to purchase shares of common stock under the ESPP; however, each employee may purchase no more than 12,500 shares on a given purchase date, and no employee may purchase more than $25,000 of common stock under the ESPP during a given calendar year.

During the six months ended June 30, 2016 and 2015, the Company issued 4,331 and 5,819 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $201,000 and $171,000, respectively.

For the three months ended June 30, 2016 and 2015, the Company recorded charges of $10,000 for both periods to selling, general and administrative expense, $18,000 and $13,000, respectively, to research and development expense, and $4,000 and none, to cost of material sales, respectively, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the six months ended June 30, 2016 and 2015, the Company recorded charges of $20,000 and $21,000, respectively, to selling, general and administrative expense, $35,000 and $26,000, respectively, to research and development expense, and $8,000 and none, to cost of material sales, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the

Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability related to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2016 there were six participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$350	$319	$708	$548
Interest cost	207	166	437	286
Amortization of prior service cost	393	436	830	678
Amortization of loss	4	—	7	—
Total net periodic benefit cost	$954	$921	$1,982	$1,512

13.	COMMITMENTS AND CONTINGENCIES:

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

The Company has agreements with seven executive officers which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. If the executive’s employment is terminated in connection with the change in control, the executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see note 8) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2016 and December 31, 2015, the Company had purchase commitments for inventory of $6.2 million and $9.0 million, respectively.

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

Below are summaries of certain active proceedings that have been commenced against issued patents that are either exclusively licensed to the Company or which are now assigned to the Company. The Company does not believe that the confirmation, loss or modification of the Company’s rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on the Company’s materials sales or licensing business or on the Company’s consolidated financial statements, including its consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to the Company’s fundamental phosphorescent OLED technologies and the Company intends to vigorously defend against claims that, in the Company’s opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of the Company’s resources. In certain circumstances, when permitted, the Company may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to the Company’s UniversalPHOLED phosphorescent OLED technology, some of which may be commercialized by the Company.

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

At this time, based on the Company’s current knowledge, the Company believes that the patent being challenged should be declared valid and that all or a significant portion of the Company’s claims should be upheld. However, the Company cannot make any assurances of this result.

Invalidation Trial in Japan for Japan Patent No. 4511024*

On June 16, 2011, the Company learned that a Request for an Invalidation Trial was filed in Japan by Semiconductor Energy Laboratory, Co., Ltd. for its Japanese Patent No. JP-4511024 (the JP '024 patent), which issued on May 14, 2010. The JP '024 patent is a counterpart patent, in part, to the U.S. '238 Patent Family, which relate to the EP '870 patent, which is subject to one of the above-noted European oppositions and which relates to the Company’s UniversalPHOLED phosphorescent OLED technology. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

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

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (EP '962 patent), which relates to the Company’s white phosphorescent OLED technology. The EP '962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under EPC Article 83. The Company believes the EPO's decision relating to the original claims is erroneous, and has appealed the decision. The patent, as originally granted, is deemed valid during the pendency of the appeals process.

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

On February 26, 2014, the Company appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of an appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The appeal proceedings were held in the second quarter of 2016. As a result of the proceedings, the board concluded the oral proceedings and proposed to reinstate a broader set of claims pending the resolution of a remaining question of the applicable law, a question that the board has deferred to the Enlarged Board of Appeals for review. The originally-granted claims remain in force during the pendency of this process.

In addition to the above proceedings and now-concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm patent or BASF OLED Patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

14.	CONCENTRATION OF RISK:

Included in technology development and support revenue in the accompanying statement of operations is $59,000 and $31,000 for the three months ended June 30, 2016 and 2015, respectively, and $116,000 and $43,000 for the six months ended June 30, 2016 and 2015, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended June 30,		% of Revenues for the six months ended June 30,		Accounts Receivable as of
Customer	2016	2015	2016	2015	June 30, 2016
A	76%	74%	64%	63%	$6,298
B	18%	18%	29%	21%	$9,055
C	3%	1%	4%	1%	$2,309

Revenues from outside of North America represented approximately 99%  of the consolidated revenue for both the three months ended June 30, 2016 and 2015, and approximately 99% of the consolidated revenue for both the six months ended June 30, 2016 and 2015. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2016	2015	2016	2015
South Korea	61,196	53,822	87,142	76,033
China	1,812	291	3,569	680
Japan	800	2,886	2,104	10,656
Other non-U.S. locations	405	576	1,018	1,204
Total non-U.S. locations	$64,213	$57,575	$93,833	$88,573
United States	179	517	262	742
Total revenue	$64,392	$58,092	$94,095	$89,315

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$22,440	$22,187
Other	170	220
Total long-lived assets	$22,610	$22,407

Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:

The Company is subject to income taxes in both United States and foreign jurisdictions. The effective income tax rate was 33.6% and 33.5%, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, income tax expense of $11.0 million and $12.0 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.

The effective income tax rate was (173.4) % and (340.7) %, respectively, for the three and six months ended June 30, 2015. The Company’s effective tax rate rose significantly due to an inventory write-down primarily related to UDC Ireland, which resulted in a loss for the full year 2015. Due to continued losses at UDC Ireland no tax benefit was recorded. For the three and six months ended June 30, 2015, an income tax expense of $7.5 million and $8.1 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.

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

16.	NET INCOME (LOSS) PER COMMON SHARE:

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

Basic net income per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock units and performance units. Net income allocated to the holders of the Company's unvested restricted stock awards is calculated based on the shareholders proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The effect of using the two-class method is immaterial to the consolidated financial statements and does not change the reported earnings per share figures and as such is not presented.

For purposes of determining diluted net income per common share, basic net income per share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, restricted stock units and performance units, and the impact of shares to be issued under the ESPP.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$21,802	$(11,771)	$23,751	$(10,457)
Denominator:
Weighted average common shares outstanding – Basic	46,927,543	46,388,218	46,862,199	45,840,599
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	4,051	—	6,914	—
Restricted stock awards and units and performance units	110,260	—	116,261	—
Weighted average common shares outstanding – Diluted	47,041,854	46,388,218	46,985,374	45,840,599
Net income (loss) per common share:
Basic	$0.46	$(0.25)	$0.51	$(0.23)
Diluted	$0.46	$(0.25)	$0.51	$(0.23)

For the three months ended June 30, 2016 and 2015, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none and 947,442, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2016 and 2015, the combined effects of unvested restricted stock awards, restricted stock units, performance units and stock options of 99 and 947,442, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

17.	SUBSEQUENT EVENTS:

On June 23, 2016 the Company announced that it had entered into an agreement to acquire Adesis, Inc. (Adesis). Adesis was a privately held contract research organization (CRO) with 43 employees specializing in organic and organometallic synthetic research, development, and commercialization. Adesis is a technology vendor to companies in the pharmaceutical, fine chemical, biomaterials, and catalyst industries, and has worked with the Company over the last few years to help advance and accelerate a number of the Company’s product offerings. The transaction closed on July 11, 2016. Under the terms of the agreement, the Company’s subsidiary, UDC, Inc. acquired all outstanding shares of Adesis in a merger for approximately $33.0 million in cash. The acquisition was funded through use of existing cash and investments.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for wearables, mobile phones, televisions, tablets, portable media devices, laptop computers, personal computers and automotive interiors, as well as solid-state lighting applications. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;
•	intellectual property and technology licensing; and
•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.

Material sales relate to our sale of OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are recognized at the time title passes, which is typically at time of shipment or at time of delivery depending upon the contractual agreement between the parties.

We receive license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. For arrangements with extended payment terms where the fee is not fixed or determinable, we recognize revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable.

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

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display's sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.

In the second quarter of 2016, we entered into and consummated the transactions contemplated by an IP Transfer Agreement with BASF SE (BASF). Under the IP Transfer Agreement, BASF sold to us certain of its rights, title and interest to its owned and co-owned intellectual property rights relating to the composition, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as, certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies.

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

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past four years, we incurred significant losses prior to this period resulting in an accumulated deficit of $49.9 million as of June 30, 2016.

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

2015 inventory write-down

As previously discussed, during the six months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales, which we believe was a result of our customer's selling new products that did not include our host materials. Based on our sales forecast, we anticipated significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required.

The following table sets forth non-GAAP measures that reflect the amount of the inventory write-down, with reconciliations to the most directly comparable GAAP measures:

(unaudited, in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of commercial material sales reconciliation
Cost of commercial material sales	$3,187	$38,585	$8,179	$47,086
Cost of commercial material sales adjustments:
Inventory write-down	—	33,000	—	33,000
Adjusted cost of commercial material sales	$3,187	$5,585	$8,179	$14,086
Cost of commercial material sales as a % of commercial material sales	15%	177%	19%	99%
Adjusted cost of commercial material sales as a % of commercial material sales	15%	26%	19%	30%

Operating income (loss) reconciliation
Operating income (loss)	$34,025	$(4,759)	$36,655	$(3,050)
Operating income (loss) adjustments:
Inventory write-down	—	33,000	—	33,000
Adjusted operating income	$34,025	$28,241	$36,655	$29,950
Operating income (loss) as a % of total revenue	53%	(8)%	39%	(3)%
Adjusted operating income as a % of total revenue	53%	49%	39%	34%

Net income (loss) reconciliation
Net income (loss)	$21,802	$(11,771)	$23,751	$(10,457)
Net income (loss) per share:
Basic	$0.46	$(0.25)	$0.51	$(0.23)
Diluted	$0.46	$(0.25)	$0.51	$(0.23)
Net income (loss) adjustments:
Inventory write-down	—	33,000	—	33,000
Income tax effect of inventory write-down*	—	(1,860)	—	(1,860)
Adjusted net income	$21,802	$19,369	$23,751	$20,683
Net income (loss) as a % of total revenue	34%	(20)%	25%	(12)%
Adjusted net income as a % of total revenue	34%	33%	25%	23%
Adjusted net income per share:
Basic **	$0.46	$0.42	$0.51	$0.45
Diluted ***	$0.46	$0.41	$0.51	$0.45
Weighted average shares used in computing net income (loss) per share and adjusted net income per share:
Basic	46,927,543	46,388,218	46,862,199	45,840,599
Diluted	47,041,854	46,388,218	46,985,374	45,840,599

*	Adjusted net income assumes an effective tax rate of 32.5% based on excluding the impact of the inventory write down.
**	Adjusted net income per common share, basic, is derived from dividing adjusted net income by the number of weighted average shares used in computing basic net income per common share.
***

Adjusted net income per common share, diluted, for the three and six months ended June 30, 2015 is derived from dividing non-GAAP adjusted net income by the weighted average shares of 46,691,525 and 46,421,612, respectively.

Non-GAAP Measures

To supplement our selected financial data presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP measures. These non-GAAP measures include adjusted operating income, adjusted cost of commercial material sales, adjusted net income, adjusted net income per common share, basic and adjusted net income per common share, diluted.

Each of these non-GAAP measures excludes the effect of the 2015 write-down of primarily existing host materials that were not included in our customer’s new products. We have provided these non-GAAP measures, which we believe more accurately reflect the operating performance of our ongoing business, to enhance investors' overall understanding of our current financial performance and period-to-period comparisons. The presentation of non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and 2015

We had operating income of $34.0 million for the three months ended June 30, 2016, compared to an operating loss of $4.8 million for the three months ended June 30, 2015. The increase in operating income was primarily due to the following:

•	a decrease in operating expenses of $32.5 million, which included a $33.0 million write-down of inventory recorded in the three months ended June 30, 2015; and
•	an increase in revenue of $6.3 million, which reflected an increase in royalty and license fees, partially offset by a decrease in material sales.

We had net income of $21.8 million or $0.46 per basic and diluted share for the three months ended June 30, 2016, compared to a net loss of $11.8 million or $0.25 per basic and diluted share for the three months ended June 30, 2015. The increase in net income was primarily due to an increase in operating income of $38.8 million resulting from the $33.0 million write-down of inventory recorded in the three months ended June 30, 2015. Absent the inventory write-down and the associated $1.9 million reduction of income tax expense, we had adjusted net income of $19.4 million (or $0.42 per share, basic and $0.41 per share, diluted) for the three months ended June 30, 2015.

Revenue

The following table details our revenues for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		(Decrease) Increase
	2016	2015	$	%
REVENUE:
Material sales	$22,315	$24,324	$(2,009)	(8)%
Royalty and license fees	42,018	33,733	8,285	25%
Technology development and support revenue	59	35	24	69%
Total revenue	$64,392	$58,092	$6,300	11%

Total revenue for the three months ended June 30, 2016 increased by $6.3 million compared to the three months ended June 30, 2015. The increase in revenue was the result of an increase in royalty and license fee revenue partially offset by a decrease in commercial material sales.

Material sales

The following table details our revenues derived from material sales for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		(Decrease)
	2016	2015	$	%
Material Sales:
Commercial material sales	$20,726	$21,788	$(1,062)	(5)%
Developmental material sales	1,589	2,536	(947)	(37)%
Total material sales	$22,315	$24,324	$(2,009)	(8)%

Commercial material sales for the three months ended June 30, 2016 decreased by $1.1 million compared to the three months ended June 30, 2015, primarily due to lower host material sales of $2.0 million.

Developmental material sales for the three months ended June 30, 2016 decreased by $0.9 million compared to the three months ended June 30, 2015. The decrease in our development material sales was primarily due to a decrease in the number of grams sold.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Material Sales:
Phosphorescent emitter sales	$22,158	$22,152	$6	0%
Host material sales	157	2,172	(2,015)	(93)%
Total material sales	$22,315	$24,324	$(2,009)	(8)%

Phosphorescent emitter sales for the three months ended June 30, 2016 increased slightly compared to the three months ended June 30, 2015.

Host material sales for the three months ended June 30, 2016 decreased by $2.0 million compared to the three months ended June 30, 2015. In 2014, sales of our host material began to decline due to what we believe was a result of our customer's selling new products that did not include our host material. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase
	2016	2015	$	%
Royalty and license fees	$42,018	$33,733	$8,285	25%

Royalty and license fees for the three months ended June 30, 2016 increased by $8.3 million compared to the three months ended June 30, 2015. The increase was mainly related to the receipt and recognition of $37.5 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $30.0 million in the prior period.

Technology development and support revenue

Technology development and support revenue were as follows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase
	2016	2015	$	%
Technology development and support revenue	$59	$35	$24	69%

Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.

Technology development and support revenue for the three months ended June 30, 2016 increased by $24,000 compared to the three months ended June 30, 2015.

Cost of material sales

Cost of commercial material sales for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Commercial material sales	$20,726	$21,788
Cost of commercial material sales	3,187	38,565
% of commercial material sales	15%	177%

Cost of commercial material sales for the three months ended June 30, 2016 decreased by $35.4 million compared to the three months ended June 30, 2015. The decrease in the cost of our commercial material sales in 2016 was due to an inventory write-down of $33.0 million in the prior year, as well as a decline in our commercial material sales. During the three months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on sales forecasts, we anticipated significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required. Without the write-down and commensurate with the decline in material sales revenue, the adjusted cost of commercial material sales would have been $5.6 million and the adjusted cost of commercial material sales as a percentage of commercial material sales would have been 26% for the three months ended June 30, 2015 as compared to $3.2 million and 15%, respectively, for the three months ended June 30, 2016. The decrease in the adjusted cost of commercial material sales was due to the decrease in host sales, which have less favorable margins than our emitter materials.

Commercial materials are materials that have been validated by us for use in commercial OLED products. Cost of commercial material sales includes the cost of producing materials that have been classified as commercial, shipping costs for such materials, and inventory write-downs, but excludes the cost of producing certain early development materials which are included in research and development expense. Depending on the amounts, timing and stage of materials being classified as commercial, we expect the cost of materials sales to fluctuate from quarter to quarter.

Research and development

Research and development expenses increased to $11.0 million for the three months ended June 30, 2016, as compared to $10.6 million for the three months ended June 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses increased to $7.7 million for the three months ended June 30, 2016, as compared to $7.0 million for the three months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

Patent costs and amortization of acquired technology

Patent costs and amortization of acquired technology decreased to $4.1 million for the three months ended June 30, 2016, as compared to $4.5 million for the three months ended June 30, 2015. The decrease relates to the timing of expenses related to prosecution, maintenance and opposition of our patent portfolio.

Royalty and license expense

Royalty and license expense increased to $2.0 million for the three months ended June 30, 2016, as compared to $1.7 million for the three months ended June 30, 2015. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher royalty and license fees. See Note 6 in Notes to Consolidated Financial Statements for further discussion.

Other (Expense) Income

Other expense was $1.8 million for the three months ended June 30, 2016, compared to other income of $278,000 for the three months ended June 30, 2015 and consisted primarily of net exchange losses and gains on foreign currency transactions. Other expense for 2016 primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisitions.

Income taxes

Income tax expense of $11.0 million and $7.5 million for the three months ended June 30, 2016 and 2015, respectively, was recorded primarily related to foreign taxes on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was 33.6% and (173.4)% for the three months ended June 30, 2016, and 2015 respectively. The Company's effective tax rate was significantly higher in 2015 due to an inventory write-down primarily related to UDC Ireland Limited on which no tax benefit was recorded due to previous losses. For the three months ended June 30, 2015, absent the inventory write-down, income tax expense would have been $9.4 million and the effective income tax rate would have been 32.5%.

Comparison of the Six Months Ended June 30, 2016 to 2015

We had operating income of $36.7 million for the six months ended June 30, 2016, as compared to an operating loss of $3.1 million for the six months ended June 30, 2015. The increase in operating income was primarily due to the following:

•	a decrease in operating expenses of $34.9 million, which includes a $33.0 million write-down of inventory in the six months ended June 30, 2015; and
•	an increase in revenue of $4.8 million, which reflects an increase in royalty and license fees of $9.3 million, partially offset by a decrease in material sales of $4.5 million.

We had net income of $23.7 million (or $0.51 per basic and diluted share) for the six months ended June 30, 2016, compared to net loss of $10.5 million (or $0.23 per basic and diluted share) for the six months ended June 30, 2015. The increase in net income was primarily due to:

•	an increase in operating income of $39.7 million, primarily due to a $33.0 million write-down of inventory in the six months ended June 30, 2015; partially offset by
•	an increase in income tax expense of $3.9 million.

Absent the inventory write-down and the associated $1.9 million reduction of income tax expense, we had adjusted net income of $20.7 million (or $0.45 per share, basic and diluted) for the six months ended June 30, 2015.

Revenue

The following table details our revenues for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		(Decrease) Increase
	2016	2015	$	%
REVENUE:
Material sales	$46,619	$51,142	$(4,523)	(9)%
Royalty and license fees	47,360	38,108	9,252	24%
Technology development and support revenue	116	65	51	78%
Total revenue	$94,095	$89,315	$4,780	5%

Total revenue for the six months ended June 30, 2016 increased by $4.8 million compared to the six months ended June 30, 2015. The increase in revenue was the result of an increase in royalty and license fee revenue, partially offset by a decrease in material sales.

Material sales

The following table details our revenues derived from material sales for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		(Decrease) Increase
	2016	2015	$	%
Material Sales:
Commercial material sales	$42,840	$47,418	$(4,578)	(10)%
Developmental material sales	3,779	3,724	55	1%
Total material sales	$46,619	$51,142	$(4,523)	(9)%

Commercial material sales for the six months ended June 30, 2016 decreased by $4.6 million compared to the six months ended June 30, 2015, primarily due to lower host sales of $7.0 million.

Developmental material sales for the six months ended June 30, 2016 increased by $55,000 compared to the six months ended June 30, 2015.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Material Sales:
Phosphorescent emitter sales	$46,021	$43,547	$2,474	6%
Host material sales	598	7,595	(6,997)	(92)%
Total material sales	$46,619	$51,142	$(4,523)	(9)%

Phosphorescent emitter sales for the six months ended June 30, 2016 increased by $2.5 million compared to the six months ended June 30, 2015.

Host material sales for the six months ended June 30, 2016 decreased by $7.0 million compared to the six months ended June 30, 2015. In 2014, sales of our host material began to decline due to what we believe was a result of our customer's selling new products that did not include our host material. Based on our current sales forecast, we anticipate that sales of existing host material will remain minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase
	2016	2015	$	%
Royalty and license fees	$47,360	$38,108	$9,252	24%

Royalty and license fees for the six months ended June 30, 2016 increased by $9.3 million compared to the six months ended June 30, 2015. The increase was primarily related to the receipt and recognition of $37.5 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $30.0 million in six months ended June 30, 2015.

Technology development and support revenue

Technology development and support revenue for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,		Increase
	2016	2015	$	%
Technology development and support revenue	$116	$65	$51	78%

Technology development and support revenue is revenue earned from U.S. government contracts and development and technology evaluation agreements and commercialization assistance fees.

Technology development and support revenue for the six months ended June 30, 2016 increased by $51,000 compared to the six months ended June 30, 2015.

Cost of material sales

Cost of commercial material sales were as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Commercial material sales	$42,840	$47,418
Cost of commercial material sales	8,179	47,086
% of commercial material sales	19%	99%

Cost of commercial material sales for the six months ended June 30, 2016 decreased by $38.9 million compared to the six months ended June 30, 2015. The decrease in the cost of our commercial material sales was primarily due to an inventory write-down of $33.0 million recorded in the six months ended June 30, 2015, and a decrease in commercial material sales.

During the three months ended June 30, 2015, the Company experienced a faster-than-anticipated decline in host material sales and based on current sales forecast, we anticipate significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required. Without the write-down and commensurate with the decline in material sales revenue, the adjusted cost of commercial material sales would have been $14.1 million for the six months ended June 30, 2015, and the adjusted cost of commercial material sales as a percentage of commercial material sales would have been 30% for the six months ended June 30, 2015. The decrease in the adjusted cost of commercial material sales as a percentage of commercial material sales was due to the decrease in host sales, which have less favorable margins than our emitter materials.

Commercial materials are materials that have been validated by us for use in commercial OLED products. Cost of commercial material sales includes the cost of producing materials that have been classified as commercial, shipping costs for such materials, and inventory write-downs, but excludes the cost of producing certain early development materials which are included in research and development expense. Depending on the amounts, timing and stage of materials being classified as commercial, we expect the cost of materials sales to fluctuate from quarter to quarter.

Research and development

Research and development expenses increased to $21.4 million for the six months ended June 30, 2016, as compared to $20.6 million for the six months ended June 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses increased to $14.3 million for the six months ended June 30, 2016, as compared to $13.2 million for the six months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

Patent costs and amortization of acquired technology

Patent costs and amortization of acquired technology decreased to $8.2 million for the six months ended June 30, 2016, as compared to $8.4 million for the six months ended June 30, 2015. The decrease relates to the timing of expenses related to prosecution, maintenance and opposition of our patent portfolio.

Royalty and license expense

Royalty and license expense increased to $2.8 million for the six months ended June 30, 2016, as compared to $2.4 million for the six months ended June 30, 2015. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from higher qualifying material sales and increased royalty and license fees. See Note 6 in Notes to Consolidated Financial Statements for further discussion.

Other (Expense) Income

Other expense was $1.9 million for the three months ended June 30, 2016, as compared to other income of $340,000 for the three months ended June 30, 2015 and consisted primarily of net exchange losses and gains on foreign currency transactions. Other expense for 2016 primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisitions.

Income taxes

Income tax expense of $12.0 million and $8.1 million was recorded for the six months ended June 30, 2016 and 2015, respectively, primarily related to foreign taxes withheld on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was 33.5% and (340.7)% for the six months ended June 30, 2016 and 2015, respectively. The Company's effective tax rate was significantly higher in 2015 due to an inventory write-down primarily related to UDC Ireland on which no tax benefit was recorded due to previous losses. For the six months ended June 30, 2015, absent the inventory write-down, income tax expense would have been $10.0 million and the effective income tax rate would have been 32.5%.

Liquidity and Capital Resources

Our principle sources of liquidity are our cash and cash equivalents and our short-term investments. As of June 30, 2016, we had cash and cash equivalents of $69.9 million and short-term investments of $246.3 million, for a total of $316.2 million. This compares to cash and cash equivalents of $97.5 million and short-term investments of $298.0 million, for a total of $395.5 million, as of December 31, 2015. The decrease in total cash and cash equivalents and short-term investments of $79.3 million was primarily due to the $96.0 million BASF OLED patent acquisitions, partially offset by cash provided by operating activities related to proceeds received from deferred revenue arrangements and material sales.

Cash provided by operating activities was $36.2 million for the six months ended June 30, 2016, compared to cash provided by operating activities of $75.2 million for the six months ended June 30, 2015. The decrease in cash provided by operating activities was primarily due to the receipt of $2.3 million of prepaid royalty and license fees in the six months ended June 30, 2016, as compared to $48.4 million in the six months ended June 30, 2015, partially offset by a lower reduction in inventory balances.

Cash used in investing activities was $59.4 million for the six months ended June 30, 2016, as compared to $7.6 million for the six months ended June 30, 2015. The increase in cash used in investing activities was due to the addition of intangible assets of $96.0 million partially offset by the timing of maturities and purchases of investments resulting in net sales of $38.8 million for the six months ended June 30, 2016, as compared to net purchases of $4.5 million for the six months ended June 30, 2015.

Cash used in financing activities was $4.4 million for the six months ended June 30, 2016, as compared to $3.7 million for the six months ended June 30, 2015. The increase in cash used in financing activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 was primarily due to a decrease in the proceeds from the exercise of common stock options of $1.1 million, partially offset by a decrease in the payment of withholding taxes related to employee stock-based compensation of $0.5 million.

Working capital was $338.6 million as of June 30, 2016, compared to $413.2 million as of December 31, 2015. The decrease in working capital was primarily due to the cash used to purchase IP assets, an increase in inventory, a reduction in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The EPO combined the oppositions into a single opposition proceeding, and a hearing was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under EPC Article 83.  We believe the EPO's decision relating to the original claims is erroneous, and we have appealed the decision. This patent, as originally granted, is deemed valid during the pendency of the appeals process.

At this time, based on our current knowledge, we believe that the patent being challenged should be declared valid, and that all or a significant portion of our claims should be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to our European Patent No. 1933395 (the EP '395 patent). The EP ‘395 patent is a counterpart patent to the EP ‘637 patent, and, in part, to the U.S. Patents 7,001,536, 6,902,830 and 6,830,828 and to JP patents 4358168 and 4357781. This patent is exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

At an Oral Hearing on October 14, 2013, the EPO panel issued a decision that affirmed the basic invention and broad patent coverage in the EP '395 patent, but narrowed the scope of the original claims.

On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of the appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The appeal proceedings were held in the second quarter of 2016. As a result of the proceedings, the board concluded the oral proceedings and proposed to reinstate a broader set of claims pending the resolution of a remaining question of the applicable law, a question that the board has deferred to the Enlarged Board of Appeals for review. The originally-granted claims remain in force during the pendency of this process.

In addition to the above proceedings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm patent and BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Share Repurchases

During the quarter ended June 30, 2016, we acquired 6,012 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the second quarter of 2016 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 - April 30	5,725	$57.72
May 1 - May 31	96	58.99
June 1 - June 30	191	68.76
Total	6,012

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description

10.1*#	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: August 4, 2016	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary