Form 10-Q
period 2016-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2016-11-03
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, the registrant had outstanding 46,969,098 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,416	$97,513
Short-term investments	231,452	297,981
Accounts receivable	22,476	24,729
Inventory	16,103	12,748
Deferred income taxes	10,084	12,326
Other current assets	7,499	2,387
Total current assets	342,030	447,684
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $30,899 and $27,897	25,768	22,407
ACQUIRED TECHNOLOGY, net of accumulated amortization of $65,565 and $54,837	157,276	72,015
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $311 and none	16,139	—
GOODWILL	15,548	—
INVESTMENTS	15,217	2,187
DEFERRED INCOME TAXES	12,352	14,945
OTHER ASSETS	423	174
TOTAL ASSETS	$584,753	$559,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,544	$6,849
Accrued expenses	13,190	17,387
Deferred revenue	10,211	10,107
Other current liabilities	1,672	167
Total current liabilities	30,617	34,510
DEFERRED REVENUE	33,454	35,543
RETIREMENT PLAN BENEFIT LIABILITY	24,865	22,594
Total liabilities	88,936	92,647
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,314,591 and 48,132,223 shares issued, and 46,956,728 and 46,774,360 shares outstanding at September 30, 2016 and December 31, 2015, respectively	483	482
Additional paid-in capital	596,453	589,885
Accumulated deficit	(51,376)	(73,627)
Accumulated other comprehensive loss	(9,587)	(9,819)
Treasury stock, at cost (1,357,863 shares at September 30, 2016 and December 31, 2015)	(40,158)	(40,158)
Total shareholders’ equity	495,817	466,765
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$584,753	$559,412

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Material sales	$23,465	$34,128	$70,084	$85,270
Royalty and license fees	5,209	5,224	52,569	43,332
Technology development and support revenue	1,540	67	1,656	132
Total revenue	30,214	39,419	124,309	128,734
OPERATING EXPENSES:
Cost of material sales	6,458	7,246	17,194	54,913
Research and development	10,118	11,434	31,562	32,000
Selling, general and administrative	8,465	7,224	22,728	20,487
Patent costs and amortization of acquired technology and other intangible assets	7,361	4,032	15,515	12,461
Royalty and license expense	815	1,105	3,656	3,563
Total operating expenses	33,217	31,041	90,655	123,424
Operating (loss) income	(3,003)	8,378	33,654	5,310
INTEREST INCOME	573	232	1,565	593
INTEREST EXPENSE	(5)	(7)	(21)	(31)
OTHER (EXPENSE) INCOME	(68)	(16)	(1,982)	342
INCOME (LOSS) BEFORE INCOME TAXES	(2,503)	8,587	33,216	6,214
INCOME TAX BENEFIT (EXPENSE)	1,003	(1,540)	(10,965)	(9,624)
NET INCOME (LOSS)	$(1,500)	$7,047	$22,251	$(3,410)
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.03)	$0.15	$0.47	$(0.07)
DILUTED	$(0.03)	$0.15	$0.47	$(0.07)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	46,947,621	46,542,556	46,889,913	46,241,578
DILUTED	46,947,621	46,723,373	47,015,262	46,241,578

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$(1,500)	$7,047	$22,251	$(3,410)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $92, $2, $139 and $(6), respectively	(171)	(5)	(256)	(9)
Employee benefit plan:
Actuarial gain (loss), net of tax of $(5), none, $195, and none, respectively	(5)	—	(358)	—
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $141, $157, $443 and $401, respectively	278	279	814	713
Net change for employee benefit plan	273	279	456	713
Change in cumulative foreign currency translation adjustment	12	—	32	—
TOTAL OTHER COMPREHENSIVE INCOME	114	274	232	704
COMPREHENSIVE INCOME (LOSS)	$(1,386)	$7,321	$22,483	$(2,706)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2015	200,000	$2	48,132,223	$482	$589,885	$(73,627)	$(9,819)	1,357,863	$(40,158)	$466,765
Net income	—	—	—	—	—	22,251	—	—	—	22,251
Other comprehensive income	—	—	—	—	—		232	—	—	232
Exercise of common stock options	—	—	12,500	—	182	—	—	—	—	182
Issuance of common stock to employees	—	—	219,173	2	9,243	—	—	—	—	9,245
Shares withheld for employee taxes			(91,659)	(1)	(4,839)					(4,840)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	35,546	—	1,570	—	—	—	—	1,570
Issuance of common stock to employees under an ESPP	—	—	6,808	—	412	—	—	—	—	412
BALANCE, SEPTEMBER 30, 2016	200,000	$2	48,314,591	$483	$596,453	$(51,376)	$(9,587)	1,357,863	$(40,158)	$495,817

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,251	$(3,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred revenue	(5,281)	(7,031)
Depreciation	3,002	2,223
Amortization of intangibles	11,039	8,249
Inventory write-down	—	33,000
Amortization of premium and discount on investments, net	(1,316)	(479)
Stock-based compensation to employees	8,231	6,759
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,273	818
Deferred income tax benefit	4,726	4,291
Retirement plan benefit expense	3,004	2,433
Decrease (increase) in assets, net of effect of acquisition:
Accounts receivable	3,723	(6,275)
Inventory	(3,249)	(9,579)
Other current assets	(4,977)	(167)
Other assets	(249)	193
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable and accrued expenses	(5,134)	1,192
Other current liabilities	(5)	(7)
Deferred revenue	3,296	48,411
Net cash provided by operating activities	40,334	80,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,361)	(4,650)
Purchase of intangibles	(95,989)	—
Purchase of business, net of cash acquired	(33,163)	—
Purchases of investments	(380,260)	(453,672)
Proceeds from sale of investments	434,683	425,660
Net cash used in investing activities	(79,090)	(32,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	317	263
Proceeds from the exercise of common stock options	182	1,629
Payment of withholding taxes related to stock-based compensation to employees	(4,840)	(5,313)
Net cash used in financing activities	(4,341)	(3,421)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,097)	44,538
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,513	45,418
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,416	$89,956
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$256	$9
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	1,105	967
Net change in accounts payable and accrued expenses related to purchases of property and equipment	133	(858)
Earnout liability recorded for Adesis acquisition	1,510	—

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

The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive interiors, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 4,200 patents issued and pending worldwide.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited, Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd. and Adesis, Inc. (Adesis). All intercompany transactions and accounts have been eliminated.

Business Combinations

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments may be recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of revenue recognition for license agreements, the useful life of acquired intangibles, the use and recoverability of inventories, intangibles and income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

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

The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of September 30, 2016 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of operations. The amounts of these pass through taxes reflected in revenues and cost of material sales were $74,000 and $143,000 for the three and nine months ended September 30, 2016, respectively, and $230,000 and $1.1 million for the three and nine months ended September 30, 2015, respectively.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the classification of all deferred tax assets and liabilities as noncurrent. The standard is effective for annual reporting periods beginning after December 15, 2016. The standard allows for either “prospective” adoption, meaning the standard is applied to the most current period presented in the financial statements or “full retrospective” adoption, meaning the standard is applied to all periods presented. Earlier adoption is permitted. The Company is evaluating the effect that ASU 2015-17 may have on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 may have on its consolidated financial statements and related disclosures.

3.	BUSINESS COMBINATIONS:

On June 23, 2016, the Company entered into an agreement to acquire Adesis, a privately held contract research organization (CRO) with 43 employees specializing in organic and organometallic synthetic research, development, and commercialization. Adesis is a technology vendor to companies in the pharmaceutical, fine chemical, biomaterials, and catalyst industries, and has worked with the Company over the last few years to help advance and accelerate a number of the Company’s product offerings. The transaction closed on July 11, 2016. Under the terms of the agreement, the Company’s subsidiary, UDC, Inc., acquired all outstanding shares of Adesis in a merger for $33.7 million in cash, and up to an additional $2.4 million in cash contingent upon Adesis’ achievement of certain milestones within two years of the acquisition. The acquisition was funded through use of existing cash and investments.

Preliminary Purchase Price Allocation

The Company accounted for Adesis using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The contingent consideration arrangement requires the Company to pay up to $1.2 million of additional consideration to the former shareholders of Adesis if revenues exceed certain threshold levels at the end of each twelve-month period ending December 31, 2016 and December 31, 2017. The fair value of the contingent consideration was derived using a Monte Carlo simulation model based on management’s projections of future revenue levels. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$33,655
Contingent consideration	1,510
$35,165
Allocation of purchase price:
Current assets, including cash of $492	$2,204
Property and equipment	1,869
Accounts payable and accrued liabilities	(906)
Net tangible assets	3,167
Identifiable intangible assets	16,450
Goodwill	15,548
Total purchase price	$35,165

The purchase price exceeded the fair value of the net tangible assets and identifiable intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. This difference includes a going concern element that represents the Company’s ability to earn a higher rate of return on this group of assets than would be expected on the separate assets as determined during the valuation process.

Transaction costs of $360,000 for the three month and nine month periods ended September 30, 2016 were recorded and charged to selling, general and administrative expense on the accompanying consolidated statements of operations.

Intangible Assets Identified

The following table presents the intangible assets identified in the transaction:

Category	Estimated fair value (in thousands)	Estimated useful life (in years)
Customer relationships	10,130	9.5
Internally-developed IP, processes and recipes	4,820	15.0
Trade name/Trademarks	1,500	10.0
Total identifiable intangible assets	$16,450

The preliminary fair value of the customer relationships asset was determined using the income approach through an excess earnings analysis which estimates value based on the present value of future economic benefits. The customer relationships intangible asset represents relationships between Adesis and its customers. The fair value of the internally-developed IP, processes and recipes was determined by utilizing the relief-from-royalty methodology. The preliminary fair value of the Adesis trade name asset was determined using the income approach through a relief-from-royalty analysis. The determination of useful lives was based upon consideration of market participant assumptions and transaction specific factors.

Impact on Operating Results

The results of Adesis’ operations have been included in the Company’s consolidated financial statements since the July 11, 2016 date of acquisition. The following unaudited pro forma information assumes the acquisition of Adesis occurred at the beginning of the respective periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited Pro Forma Information	2016	2015	2016	2015
Revenue	$30,347	$40,698	$127,970	$133,319
Net income	(2,241)	5,903	19,821	(1,752)

The unaudited pro forma information presented is for illustrative purposes only and does not reflect future events that may occur after September 30, 2016 or any operating efficiencies or inefficiencies that may result from the Adesis acquisition. Additionally, this unaudited pro forma information includes certain one-time costs associated with the Company’s integration of the acquired Adesis operations. Therefore, the information is not necessarily indicative of the results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
September 30, 2016
Certificates of deposit	$6,855	$7	$(2)	$6,860
Corporate bonds	224,376	—	(247)	224,129
U.S. Government bonds	15,999	—	(319)	15,680
	$247,230	$7	$(568)	$246,669
December 31, 2015
Certificates of deposit	$11,532	$3	$(14)	$11,521
Corporate bonds	233,848	—	(139)	233,709
U.S. Government bonds	54,953	1	(16)	54,938
	$300,333	$4	$(169)	$300,168

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$6,538	$6,539
Work-in-process	1,281	1,064
Finished goods	8,284	5,145
Inventory	$16,103	$12,748

6.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$28,072	$28,072	$—	$—
Short-term investments	231,452	231,452	—	—
Long-term investments	15,217	15,217	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$34,980	$34,980	$—	$—
Short-term investments	297,981	297,981	—	—
Long-term investments	2,187	2,187	—	—

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement.

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of September 30, 2016 or December 31, 2015.

7.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of September 30, 2016, the Company was obligated to pay the University of Southern California up to $1.8 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through September 30, 2016, the Company incurred $3.7 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $853,000 and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

8.	GOODWILL AND INTANGIBLE ASSETS:

The Company monitors the recoverability of goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Purchased intangible assets subject to amortization consist primarily of acquired technology and other intangible assets that include trade names, customer relationships and internally developed IP processes.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

September 30, 2016
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(65,565)
Acquired technology, net	$157,276

Amortization expense related to acquired technology was $5.1 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, and $10.7 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations and is expected to be $15.9 million in 2016 and $20.6 million for each of the five subsequent fiscal years.

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

BASF Patent Acquisition

On June 28, 2016, UDC Ireland entered into and consummated an IP Transfer Agreement with BASF. Under the IP Transfer Agreement, BASF sold to UDC Ireland all of its rights, title and interest to certain of its owned and co-owned intellectual property rights relating to the composition of, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies. These assets were acquired in exchange for a cash payment of €86.8 million ($95.8 million). In addition, UDC Ireland also took on certain rights and obligations under three joint research and development agreements to which BASF was a party. The IP Transfer Agreement also contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of €86.8 million ($95.8 million) and acquisition costs incurred of $217,000 as acquired technology which is being amortized over a period of 10 years.

Other Intangible Assets

As a result of the Adesis acquisition, the Company recorded $16.5 million of other intangible assets, including $10.1 million assigned to customer relationships with a weighted average life of 9.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,130	$(216)	$9,914
Internally-developed IP, processes and recipes	4,820	(65)	4,755
Trade name/Trademarks	1,500	(30)	1,470
Total identifiable intangible assets	$16,450	$(311)	$16,139

Amortization expense related to other intangible assets was $311,000 for the three months and nine months ended September 30, 2016. Amortization expense is included in the patent costs and amortization of acquired technology expense line item on the Consolidated Statements of Operations and is expected to be $699,000 in 2016 and $1.5 million for each of the five subsequent fiscal years.

9.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2016 or 2015.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $395,000 and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

10.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 100 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of September 30, 2016, the Company had issued 48,314,591 shares of common stock of which 46,956,728 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding.

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

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale- securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$—	$(9,819)
Other comprehensive gain (loss) before reclassification	(256)	—	32	(224)
Actuarial gain (loss)	—	(358)	—	(358)
Reclassification to net income (1)	—	814	—	814	Selling, general and administrative, research and development, and cost of material sales
Change during period	(256)	456	32	232
Balance September 30, 2016, net of tax	$(367)	$(9,252)	$32	$(9,587)

	Unrealized gain (loss) on available-for-sale- securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31 2014, net of tax	$(28)	$(4,354)	$—	$(4,382)
Other comprehensive gain (loss) before reclassification	(9)	—	—	(9)
Actuarial gain (loss)	—	—	—	—
Reclassification to net income (1)	—	713	—	713	Selling, general and administrative, research and development
Change during period	(9)	713	—	704
Balance September 30 2015, net of tax	$(37)	$(3,641)	$—	$(3,678)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income (loss) of $814,000 and $713,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2016, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2016, there were 2,620,187 shares that remained available to be granted under the Equity Compensation Plan.

Stock Awards

Restricted Stock Awards and Units

The Company has issued restricted stock awards and units to employees and non-employees with vesting terms of one to six years. The fair value is equal to the market price of the Company’s common stock on the date of grant for awards granted to employees and equal to the market price at the end of the reporting period for unvested non-employee awards or upon the date of vesting for vested non-employee awards. Expense for restricted stock awards and units is amortized ratably over the vesting period for the awards issued to employees and using a graded vesting method for the awards issued to non-employees.

During the nine months ended September 30, 2016, the Company granted 137,720 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $8.5 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2016 and 2015, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $1.9 million for both periods, research and development expense of $376,000 and $492,000, respectively, and cost of material sales of $94,000 and $4,600, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded, as compensation charges related to all restricted stock awards and units, selling, general and administrative expense of $5.3 million and $4.4 million, respectively, research and development expense of $1.4 for both periods, and cost of material sales of $352,000 and $11,000, respectively.

In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2016 and 2015, 83,553 and 98,635 shares, with aggregate fair values of $4.4 million and $4.2  million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended September 30, 2016 and 2015, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $10,000 and a credit of $51,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $174,000  and $223,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2016 and 2015, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $369,000 and $210,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.1 million and $595,000, respectively. In connection with the vesting of the restricted stock, the Company issued 22,500 and 21,667 shares, during the nine months ended September 30, 2016 and 2015, respectively, to non-employee members of the Board of Directors.

Performance Unit Awards

During the nine months ended September 30, 2016, the Company granted 25,045 performance units, of which 12,520 are subject to a performance-based vesting requirement and 12,525 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.5 million on the date of grant.

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

For the three months ended September 30, 2016 and 2015, the Company recorded general and administrative expense of $281,000 and $219,000, respectively, research and development expense of $78,000 and $58,000, respectively, and cost of material sales of $29,000 and none, respectively, related to performance units. For the nine months ended September 30, 2016 and 2015, the Company recorded general and administrative expense of $836,000 and $723,000, respectively, research and development expense of $232,000 and $200,000, and cost of material sales of $85,000 and none, respectively, related to performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2016 and 2015, none and 16,071 shares with an aggregate fair value of none and $752,000, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the nine months ended September 30, 2016 and 2015, the Company issued 6,808 and 9,044 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $318,000 and $263,000, respectively.

For the three months ended September 30, 2016 and 2015, the Company recorded charges of $10,000 and $9,000, respectively, to selling, general and administrative expense, $17,000 and $12,000, respectively, to research and development expense, and $4,000 and $2,000, to cost of material sales, respectively, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the nine months ended September 30, 2016 and 2015, the Company recorded charges of $31,000 and $26,000, respectively, to selling, general and administrative expense, $51,000 and $39,000, respectively, to research and development expense, and $12,000 and $6,000, to cost of material sales, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

13.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability related to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2016 there were six participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$354	$319	$1,062	$867
Interest cost	219	166	656	452
Amortization of prior service cost	415	436	1,245	1,114
Amortization of loss	3	—	11	—
Total net periodic benefit cost	$991	$921	$2,974	$2,433

14.	COMMITMENTS AND CONTINGENCIES:

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. See Note 7 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 7 for further explanation.

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see Note 9) that will allow PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2016 and December 31, 2015, the Company had purchase commitments for inventory of $5.7 million and $9.0 million, respectively.

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

Included in technology development and support revenue in the accompanying statement of operations is $32,000 and $67,000 for the three months ended September 30, 2016 and 2015, respectively, and $148,000 and $110,000 for the nine months ended September 30, 2016 and 2015, respectively, of revenue which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended September 30,		% of Revenues for the nine months ended September 30,		Accounts Receivable as of
Customer	2016	2015	2016	2015	September 30, 2016
A	45%	48%	33%	29%	$10,262
B	36%	39%	57%	56%	$6,117
C	7%	2%	5%	1%	$3,235

Revenues from outside of North America represented approximately 95% and 99% of the consolidated revenue for the three months ended September 30, 2016 and 2015, respectively, and 98% and 99% of the consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2016	2015	2016	2015
South Korea	$24,852	$34,514	$111,994	$110,547
China	2,095	843	5,663	1,523
Japan	1,230	3,274	3,334	13,931
Other non-U.S. locations	396	523	1,416	1,726
Total non-U.S. locations	$28,573	$39,154	$122,407	$127,727
United States	1,641	265	1,902	1,007
Total revenue	$30,214	$39,419	$124,309	$128,734

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2016	December 31, 2015
United States	$25,621	$22,187
Other	147	220
Total long-lived assets	$25,768	$22,407

Substantially all chemical materials were purchased from one supplier. See Note 9.

16.	INCOME TAXES:

The Company is subject to income taxes in both United States and foreign jurisdictions. The effective income tax rate for the three and nine months ended September 30, 2016 was a benefit of 40.1% and an expense of 33.0%, respectively. For the three and nine months ended September 30, 2016, an income tax benefit of $1.0 million and an expense of $11.0 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.

The effective income tax rate was 17.9 % and 154.9%, respectively, for the three and nine months ended September 30, 2015. The Company’s effective tax rate rose significantly due to an inventory write-down primarily related to UDC Ireland, which resulted in a loss for the full year 2015. Due to continued losses at UDC Ireland no tax benefit was recorded. For the three and nine months ended September 30, 2015, an income tax expense of $1.5 million and $9.6 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.

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

17.	NET INCOME (LOSS) PER COMMON SHARE:

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

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(1,500)	$7,047	$22,251	$(3,410)
Denominator:
Weighted average common shares outstanding – Basic	46,947,621	46,542,556	46,889,913	46,241,578
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	—	90,398	5,948	—
Restricted stock awards and units and performance units	—	90,419	119,401	—
Weighted average common shares outstanding – Diluted	46,947,621	46,723,373	47,015,262	46,241,578
Net income (loss) per common share:
Basic	$(0.03)	$0.15	$0.47	$(0.07)
Diluted	$(0.03)	$0.15	$0.47	$(0.07)

For the three months ended September 30, 2016 and 2015, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 125,869 and 1,000, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2016 and 2015, the combined effects of unvested restricted stock awards, restricted stock units, performance units and stock options of none and 356,045, respectively, and the impact of shares to be issued under the ESPP, which was minor, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINNCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers and automotive interiors, as well as specialty and general lighting products. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

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

In the second quarter of 2016, we entered into and consummated the transactions contemplated by an IP Transfer Agreement with BASF SE (BASF). Under the IP Transfer Agreement, BASF sold to us certain of its rights, title and interest to its owned and co-owned intellectual property rights relating to the composition, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies.

In the second quarter of 2016, we entered into an agreement to acquire Adesis, Inc. (Adesis), a privately held contract research organization with 43 employees specializing in organic and organometallic synthetic research, development, and commercialization. Adesis is a technology vendor to companies in the pharmaceutical, fine chemical, biomaterials, and catalyst industries, and has worked with us over the last few years to help advance and accelerate a number of our product offerings. The transaction closed on July 11, 2016. Under the terms of the agreement, our subsidiary, UDC, Inc., acquired all outstanding shares of Adesis in a merger for $33.7 million in cash, and up to an additional $2.4 million in cash contingent upon Adesis’ achievement of certain milestones within two years of acquisition. The acquisition was funded through use of existing cash and investments.

Technology development and support revenue is revenue earned from our contract research activities at Adesis, as well as from  government contracts, development and technology evaluation agreements and commercialization assistance activities. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved.

While we have made significant progress over the past few years developing and commercializing our family of OLED technologies (including our PHOLED, TOLED, FOLED technologies) and materials, and have generated net income over the past four years, we incurred significant losses prior to this period resulting in an accumulated deficit of $51.4 million as of September 30, 2016.

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

2015 inventory write-down

As previously discussed, during 2015 the Company experienced a faster-than-anticipated decline in host material sales, which we believe was a result of our customer's selling new products that did not include our host materials. Based on our sales forecast, we anticipated significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required as of June 30, 2015.

The following table sets forth non-GAAP measures that reflect the amount of the inventory write-down, with reconciliations to the most directly comparable GAAP measures:

(unaudited, in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of commercial material sales reconciliation
Cost of commercial material sales	$4,097	$6,989	$12,276	$54,502
Cost of commercial material sales adjustments:
Inventory write-down	—	—	—	33,000
Adjusted cost of commercial material sales	$4,097	$6,989	$12,276	$21,502
Cost of commercial material sales as a % of commercial material sales	21%	23%	20%	70%
Adjusted cost of commercial material sales as a % of commercial material sales	21%	23%	20%	28%

Operating income (loss) reconciliation
Operating income (loss)	$(3,003)	$8,378	$33,654	$5,310
Operating income (loss) adjustments:
Inventory write-down	—	—	—	33,000
Adjusted operating income	$(3,003)	$8,378	$33,654	$38,310
Operating income (loss) as a % of total revenue	(10)%	21%	27%	4%
Adjusted operating income as a % of total revenue	(10)%	21%	27%	30%

Net income (loss) reconciliation
Net income (loss)	$(1,500)	$7,047	$22,251	$(3,410)
Net income (loss) per share:
Basic	$(0.03)	$0.15	$0.47	$(0.07)
Diluted	$(0.03)	$0.15	$0.47	$(0.07)
Net income (loss) adjustments:
Inventory write-down	—	—	—	33,000
Income tax effect of inventory write-down*	—	(1,104)	—	(2,964)
Adjusted net income	$(1,500)	$5,943	$22,251	$26,626
Net income (loss) as a % of total revenue	(5)%	18%	18%	(3)%
Adjusted net income as a % of total revenue	(5)%	15%	18%	21%
Adjusted net income per share:
Basic **	$(0.03)	$0.13	$0.47	$0.58
Diluted ***	$(0.03)	$0.13	$0.47	$0.57
Weighted average shares used in computing net income (loss) per share and adjusted net income per share:
Basic	46,947,621	46,542,556	46,889,913	46,241,578
Diluted	46,947,621	46,723,373	47,015,262	46,241,578

*	Adjusted net income assumes an effective tax rate of 30.8% and 32.1% for the three months and nine months ended September 30, 2015 based on excluding the impact of the inventory write down.
**	Adjusted net income per common share, basic, is derived from dividing adjusted net income by the number of weighted average shares used in computing basic net income per common share.
***	Adjusted net income per common share, diluted, for the nine months ended September 30, 2015 is derived from dividing non-GAAP adjusted net income by the weighted average shares of 46,870,998.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 and 2015

We had an operating loss of $3.0 million for the three months ended September 30, 2016, compared to operating income of $8.4 million for the three months ended September 30, 2015. The decrease in operating income was primarily due to the following:

•	a decrease in material sales of $10.7 million partially offset by a decrease in the cost of material sales of $788,000; and
•	an increase in operating expenses of $2.2 million.

We had a net loss of $1.5 million or $0.03 per basic and diluted share for the three months ended September 30, 2016, compared to net income of $7.0 million or $0.15 per basic and diluted share for the three months ended September 30, 2015. The decrease in net income was primarily due to a decrease in operating income of $11.4 million and an increase of $2.7 million of amortization charges associated with the acquisition of the BASF patents and the Adesis business acquisition.

Revenue

The following table details our revenues for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		(Decrease) Increase
	2016	2015	$	%
REVENUE:
Material sales	$23,465	$34,128	$(10,663)	(31)%
Royalty and license fees	5,209	5,224	(15)	(0)%
Technology development and support revenue	1,540	67	1,473	2,199%
Total revenue	$30,214	$39,419	$(9,205)	(23)%

Total revenue for the three months ended September 30, 2016 decreased by $9.2 million compared to the three months ended September 30, 2015. The decrease in revenue was the result of a decrease in commercial material sales partially offset by an increase in technology development and support revenue.

Material sales

The following table details our revenues derived from material sales for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		(Decrease)
	2016	2015	$	%
Material Sales:
Commercial material sales	$19,925	$30,220	$(10,295)	(34)%
Developmental material sales	3,540	3,908	(368)	(9)%
Total material sales	$23,465	$34,128	$(10,663)	(31)%

Commercial material sales for the three months ended September 30, 2016 decreased by $10.3 million compared to the three months ended September 30, 2015, due to a decline in emitter and host material grams sold and average selling price.

Developmental material sales for the three months ended September 30, 2016 decreased by $0.4 million compared to the three months ended September 30, 2015. The decrease in our development material sales was primarily due to a decrease in the number of grams sold.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Decrease
	2016	2015	$	%
Material Sales:
Phosphorescent emitter sales	$23,087	$31,453	$(8,366)	(27)%
Host material sales	378	2,675	(2,297)	(86)%
Total material sales	$23,465	$34,128	$(10,663)	(31)%

Phosphorescent emitter sales for the three months ended September 30, 2016 decreased $8.4 million compared to the three months ended September 30, 2015 primarily due to a decline in the number of phosphorescent emitter grams sold.

Host material sales for the three months ended September 30, 2016 decreased by $2.3 million compared to the three months ended September 30, 2015. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Decrease
	2016	2015	$	%
Royalty and license fees	$5,209	$5,224	$(15)	(0)%

Royalty and license fees for the three months ended September 30, 2016 was unchanged compared to the three months ended September 30, 2015.

Technology development and support revenue

Technology development and support revenue were as follows for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase
	2016	2015	$	%
Technology development and support revenue	$1,540	$67	$1,473	2,199%

Technology development and support revenue is revenue earned from contract research activities, as well as development and technology evaluation agreements and commercialization assistance fees.

Technology development and support revenue for the three months ended September 30, 2016 increased by $1.5 million compared to the three months ended September 30, 2015. The increase in technology and support revenue was related to contract research sales activities associated with Adesis.

Cost of material sales

Cost of commercial material sales for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Commercial material sales	$19,925	$30,220
Cost of commercial material sales	4,097	6,989
% of commercial material sales	21%	23%

Cost of commercial material sales for the three months ended September 30, 2016 decreased by $2.9 million compared to the three months ended September 30, 2015. The decrease in the cost of our commercial material sales in 2016 was due to a decline in commercial material sales.

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

Research and development

Research and development expenses decreased to $10.1 million for the three months ended September 30, 2016, as compared to $11.4 million for the three months ended September 30, 2015. The decrease in research and development expenses was primarily due to lower third-party contractor costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $8.5 million for the three months ended September 30, 2016, as compared to $7.2 million for the three months ended September 30, 2015. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity.

Patent costs and amortization of acquired technology and other intangible assets

Patent costs and amortization of acquired technology and other intangible assets increased to $7.4 million for the three months ended September 30, 2016, as compared to $4.0 million for the three months ended September 30, 2015. The increase was primarily due to higher amortization expense of $2.7 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition.

Royalty and license expense

Royalty and license expense decreased to $815,000 for the three months ended September 30, 2016, as compared to $1.1 million for the three months ended September 30, 2015. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from lower qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Other (Expense) Income

Other expense was $68,000 for the three months ended September 30, 2016, compared to other expense of $16,000 for the three months ended September 30, 2015 and consisted primarily of net exchange losses and gains on foreign currency transactions.

Income taxes

An income tax benefit of $1.0 million and an income tax expense of $1.5 million for the three months ended September 30, 2016 and 2015, respectively, were recorded primarily related to foreign taxes on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was a benefit of 40.1% and an expense of 17.9% for the three months ended September 30, 2016, and 2015, respectively. In addition, our effective tax rate was adversely affected in 2015 due to an inventory write-down primarily related to UDC Ireland on which no tax benefit was recorded due to previous losses. For the three months ended September 30, 2015, absent the inventory write-down, income tax expense would have been $2.6 million and the effective income tax rate would have been 30.8%.

Comparison of the Nine Months Ended September 30, 2016 to 2015

We had operating income of $33.7 million for the nine months ended September 30, 2016, as compared to operating income of $5.3 million for the nine months ended September 30, 2015. The increase in operating income was primarily due to the following:

•	a decrease in operating expenses of $32.8 million, which includes a $33.0 million write-down of inventory in the nine months ended September 30, 2015; partially offset by
•

a decrease in revenue of $4.4 million, which reflects a decrease in material sales of $15.2 million, partially offset by an increase in royalty and license fees of $9.2 million and an increase in technology development and support revenue of $1.5 million.

We had net income of $22.3 million (or $0.47 per basic and diluted share) for the nine months ended September 30, 2016, compared to a net loss of $3.4 million (or $0.07 per basic and diluted share) for the nine months ended September 30, 2015. The increase in net income was primarily due to:

•	an increase in operating income of $28.3 million primarily due to a $33.0 million write-down of inventory in the nine months ended September 30, 2015; partially offset by
•	an increase in income tax expense of $1.3 million.

Absent the inventory write-down and the associated $3.0 million reduction of income tax expense, we had adjusted net income of $26.6 million (or $0.58 per share, basic and $0.57 per share diluted) for the nine months ended September 30, 2015.

Revenue

The following table details our revenues for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		(Decrease) Increase
	2016	2015	$	%
REVENUE:
Material sales	$70,084	$85,270	$(15,186)	(18)%
Royalty and license fees	52,569	43,332	9,237	21%
Technology development and support revenue	1,656	132	1,524	1,155%
Total revenue	$124,309	$128,734	$(4,425)	(3)%

Total revenue for the nine months ended September 30, 2016 decreased by $4.4 million compared to the nine months ended September 30, 2015. The decrease in revenue was the result of a decrease in material sales, partially offset by an increase in royalty and license fee revenue and technology development and support revenue.

Material sales

The following table details our revenues derived from material sales for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Decrease
	2016	2015	$	%
Material Sales:
Commercial material sales	$62,766	$77,638	$(14,872)	(19)%
Developmental material sales	7,318	7,632	(314)	(4)%
Total material sales	$70,084	$85,270	$(15,186)	(18)%

Commercial material sales for the nine months ended September 30, 2016 decreased by $14.9 million compared to the nine months ended September 30, 2015, primarily due to lower host sales of $9.3 million and reduced average selling prices.

Developmental material sales for the nine months ended September 30, 2016 decreased by $0.3 million compared to the nine months ended September 30, 2015.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Decrease
	2016	2015	$	%
Material Sales:
Phosphorescent emitter sales	$69,092	$75,000	$(5,908)	(8)%
Host material sales	992	10,270	(9,278)	(90)%
Total material sales	$70,084	$85,270	$(15,186)	(18)%

Phosphorescent emitter sales for the nine months ended September 30, 2016 decreased by $5.9 million compared to the nine months ended September 30, 2015.

Host material sales for the nine months ended September 30, 2016 decreased by $9.3 million compared to the nine months ended September 30, 2015. Based on our current sales forecast, we anticipate that sales of existing host material will remain minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials, and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase
	2016	2015	$	%
Royalty and license fees	$52,569	$43,332	$9,237	21%

Royalty and license fees for the nine months ended September 30, 2016 increased by $9.2 million compared to the nine months ended September 30, 2015. The increase was primarily related to the receipt and recognition of $37.5 million of royalty and license fee payments under our patent and license agreement with SDC, compared to $30.0 million in nine months ended September 30, 2015.

Technology development and support revenue

Technology development and support revenue for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2016	2015	$	%
Technology development and support revenue	$1,656	$132	$1,524	1,155%

Technology development and support revenue is revenue earned from contract research activities, as well as, development and technology evaluation agreements and commercialization assistance fees.

Technology development and support revenue for the nine months ended September 30, 2016 increased by $1.5 million compared to the nine months ended September 30, 2015. The increase in technology development and support revenue was related to contract research sales activities associated with Adesis.

Cost of material sales

Cost of commercial material sales were as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Commercial material sales	$62,766	$77,638
Cost of commercial material sales	12,276	54,502
% of commercial material sales	20%	70%

Cost of commercial material sales for the nine months ended September 30, 2016 decreased by $42.2 million compared to the nine months ended September 30, 2015. The decrease in the cost of our commercial material sales was primarily due to an inventory write-down of $33.0 million recorded in the nine months ended September 30, 2015, and a decrease in commercial material sales.

During 2015 the Company experienced a faster-than-anticipated decline in host material sales and based on our sales forecast at that time, we anticipated significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory was required and recorded as of June 30, 2015. Without the write-down and commensurate with the decline in material sales revenue, the adjusted cost of commercial material sales would have been $21.5 million for the nine months ended September 30, 2015, and the adjusted cost of commercial material sales as a percentage of commercial material sales would have been 28% for the nine months ended September 30, 2015. The decrease in the adjusted cost of commercial material sales as a percentage of commercial material sales was due to the decrease in host sales, which have less favorable margins than our emitter materials.

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

Research and development

Research and development expenses decreased to $31.6 million for the nine months ended September 30, 2016, as compared to $32.0 million for the nine months ended September 30, 2015.

Selling, general and administrative

Selling, general and administrative expenses increased to $22.7 million for the nine months ended September 30, 2016, as compared to $20.5 million for the nine months ended September 30, 2015. The increase in selling, general and administrative expenses were primarily due to incremental costs associated with Adesis activity.

Patent costs and amortization of acquired technology and other intangible assets

Patent costs and amortization of acquired technology and other intangible assets increased to $15.5 million for the nine months ended September 30, 2016, as compared to $12.5 million for the nine months ended September 30, 2015. The increase was primarily due to higher amortization expense of $2.7 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition.

Royalty and license expense

Royalty and license expense increased to $3.7 million for the nine months ended September 30, 2016, as compared to $3.6 million for the nine months ended September 30, 2015. The increase was mainly due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from increased royalty and license fees offset by lower qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Other (Expense) Income

Other expense was $2.0 million for the nine months ended September 30, 2016, as compared to other income of $342,000 for the nine months ended September 30, 2015 and consisted primarily of net exchange losses and gains on foreign currency transactions. Other expense for 2016 primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisition.

Income taxes

An income tax expense of $11.0 million and $9.6 million was recorded for the nine months ended September 30, 2016 and 2015, respectively, primarily related to foreign taxes withheld on royalty and license fees paid to the Company and federal income taxes. The effective income tax rate was 33.0% and 154.9% for the nine months ended September 30, 2016 and 2015, respectively. In addition the Company's effective tax rate was adversely affected in 2015 due to an inventory write-down primarily related to UDC Ireland on which no tax benefit was recorded due to previous losses. For the nine months ended September 30, 2015, absent the inventory write-down, income tax expense would have been $12.6 million and the effective income tax rate would have been 32.1%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2016, we had cash and cash equivalents of $54.4 million and short-term investments of $231.5 million, for a total of $285.9 million. This compares to cash and cash equivalents of $97.5 million and short-term investments of $298.0 million, for a total of $395.5 million, as of December 31, 2015. The decrease in total cash and cash equivalents and short-term investments of $109.6 million was primarily due to the $96.0 million BASF OLED patent acquisition and the net cash consideration of $33.2 million for the Adesis acquisition, partially offset by cash provided by operating activities related to proceeds received from deferred revenue arrangements and material sales.

Cash provided by operating activities was $40.3 million for the nine months ended September 30, 2016, compared to cash provided by operating activities of $80.6 million for the nine months ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to the receipt of $3.3 million of prepaid royalty and license fees in the nine months ended September 30, 2016, as compared to $48.4 million in the nine months ended September 30, 2015.

Cash used in investing activities was $79.1 million for the nine months ended September 30, 2016, as compared to $32.7 million for the nine months ended September 30, 2015. The increase in cash used in investing activities was due to the addition of intangible assets associated with the BASF OLED patent acquisition of $96.0 million and the Adesis business acquisition of $33.2 million, partially offset by the timing of maturities and purchases of investments resulting in net sales of $54.4 million for the nine months ended September 30, 2016, as compared to net purchases of $28.0 million for the nine months ended September 30, 2015.

Cash used in financing activities was $4.3 million for the nine months ended September 30, 2016, as compared to $3.4 million for the nine months ended September 30, 2015. The increase in cash used in financing activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 was primarily due to a decrease in the proceeds from the exercise of common stock options of $1.4 million, partially offset by a decrease in the payment of withholding taxes related to employee stock-based compensation of $0.5 million.

Working capital was $311.4 million as of September 30, 2016, compared to $413.2 million as of December 31, 2015. The decrease in working capital was primarily due to the cash used for the BASF OLED patent and the Adesis business acquisitions, an increase in inventory, a reduction in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our investments disclosed in “Fair Value Measurements” in Note 6 to the Consolidated Financial Statements included herein. We generally invest in investment grade financial instruments to reduce our exposure related to investments. Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

Substantially all our revenue is derived from outside of North America. All revenue is primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

During the quarter ended September 30, 2016, we acquired 773 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the third quarter of 2016 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
July 1 - July 31	258	$69.64
August 1 - August 31	292	59.36
September 1 - September 30	223	59.06
Total	773

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

UNIVERSAL DISPLAY CORPORATION

Date: November 3, 2016	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary