Form 10-Q
period 2017-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2017-05-04
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, the registrant had outstanding 47,028,258 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,117	$139,365
Short-term investments	228,861	188,644
Accounts receivable	36,321	24,994
Inventory	16,668	17,314
Deferred income taxes	—	8,661
Other current assets	5,775	6,392
Total current assets	383,742	385,370
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $33,377 and $32,167	28,552	27,203
ACQUIRED TECHNOLOGY, net of accumulated amortization of $75,864 and $70,714	146,977	152,127
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $957 and $615	15,883	16,225
GOODWILL	15,535	15,535
INVESTMENTS	14,789	14,960
DEFERRED INCOME TAXES	49,750	15,832
OTHER ASSETS	215	307
TOTAL ASSETS	$655,443	$627,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,147	$8,112
Accrued expenses	9,977	19,845
Deferred revenue	10,064	10,282
Other current liabilities	2,042	1,967
Total current liabilities	33,230	40,206
DEFERRED REVENUE	28,956	31,322
RETIREMENT PLAN BENEFIT LIABILITY	28,106	27,563
Total liabilities	90,292	99,091
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,364,895 and 48,270,990 shares issued, and 47,007,032 and 46,913,127 shares outstanding, at March 31, 2017 and December 31, 2016, respectively	484	483
Additional paid-in capital	605,331	604,364
Retained earnings	9,844	(25,557)
Accumulated other comprehensive loss	(10,352)	(10,666)
Treasury stock, at cost (1,357,863 shares at March 31, 2017 and December 31, 2016)	(40,158)	(40,158)
Total shareholders’ equity	565,151	528,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$655,443	$627,559

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Material sales	$46,637	$24,304
Royalty and license fees	7,025	5,342
Contract research services	1,904	57
Total revenue	55,566	29,703
COST OF SALES	12,987	5,052
Gross margin	42,579	24,651
OPERATING EXPENSES:
Research and development	11,818	10,476
Selling, general and administrative	10,077	6,660
Amortization of acquired technology and other intangible assets	5,492	2,750
Patent costs	1,547	1,344
Royalty and license expense	1,587	875
Total operating expenses	30,521	22,105
OPERATING INCOME	12,058	2,546
Interest income, net	671	324
Other (expense) income, net	(19)	—
Interest and other income, net	652	324
INCOME BEFORE INCOME TAXES	12,710	2,870
INCOME TAX EXPENSE	(2,345)	(921)
NET INCOME	$10,365	$1,949
NET INCOME PER COMMON SHARE:
BASIC	$0.22	$0.04
DILUTED	$0.22	$0.04
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,661,559	46,774,360
DILUTED	46,742,894	46,907,558
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
NET INCOME	$10,365	$1,949
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of $8 and $82, respectively	(15)	(151)
Employee benefit plan:
Actuarial gain (loss), net of tax of none and $469, respectively	—	(834)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $163 and $159, respectively	299	282
Net change for employee benefit plan	299	(552)
Change in cumulative foreign currency translation adjustment	30	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	314	(703)
COMPREHENSIVE INCOME	$10,679	$1,246

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2016	200,000	$2	48,270,990	$483	$604,364	$(25,557)	$(10,666)	1,357,863	$(40,158)	$528,468
Cumulative effect of recording excess tax benefits from share-based payment arrangements	—	—	—	—	—	26,450	—	—	—	26,450
Net income	—	—	—	—	—	10,365	—	—	—	10,365
Cash dividend	—	—	—	—	—	(1,414)	—	—	—	(1,414)
Other comprehensive income	—	—	—	—	—	—	314	—	—	314
Exercise of common stock options	—	—	1,500	—	24	—	—	—	—	24
Issuance of common stock to employees	—	—	114,038	1	3,272	—	—	—	—	3,273
Shares withheld for employee taxes	—	—	(42,277)	—	(3,541)	—	—	—	—	(3,541)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	17,314	—	1,009	—	—	—	—	1,009
Issuance of common stock to employees under an ESPP	—	—	3,330	—	203	—	—	—	—	203
BALANCE, MARCH 31, 2017	200,000	$2	48,364,895	$484	$605,331	$9,844	$(10,352)	1,357,863	$(40,158)	$565,151

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,365	$1,949
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(2,690)	(2,032)
Depreciation	1,210	902
Amortization of intangibles	5,492	2,750
Amortization of premium and discount on investments, net	(562)	(297)
Stock-based compensation to employees	3,141	2,830
Stock-based compensation to Board of Directors and Scientific Advisory Board	709	408
Earnout liability recorded for Adesis acquisition	294	—
Deferred income tax (benefit) expense	1,049	(169)
Retirement plan expense	1,005	1,029
Decrease (increase) in assets:
Accounts receivable	(11,327)	3,863
Inventory	646	(1,961)
Other current assets	616	(2,296)
Other assets	92	(472)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,283)	(9,134)
Other current liabilities	(219)	590
Deferred revenue	106	2,250
Net cash provided by operating activities	1,644	210
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(631)	(516)
Purchases of investments	(170,136)	(193,929)
Proceeds from sale of investments	130,647	208,571
Net cash (used in) provided by investing activities	(40,120)	14,126
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	159	99
Proceeds from the exercise of common stock options	24	151
Payment of withholding taxes related to stock-based compensation to employees	(3,541)	(2,008)
Cash dividends paid	(1,414)	—
Net cash used in financing activities	(4,772)	(1,758)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,248)	12,578
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,365	97,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,117	$110,091
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(23)	$(233)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	174	1,105
Net change in accounts payable and accrued expenses related to purchases of property and equipment	1,928	343

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Certain of the Company’s customers have assumed the responsibility for maintaining the Company's inventory at their location based on the customers’ demand forecast. Notwithstanding the fact that the Company builds and ships the inventory, the customer does not purchase the consigned inventory until the inventory is drawn or pulled by the customer to be used in the manufacture of the customer’s product. Though the consigned inventory may be at the customer’s physical location, it remains inventory owned by the Company until the inventory is drawn or pulled, which is the time at which the sale takes place.

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

The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of March 31, 2017 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.

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

Technology development and support revenue is revenue earned from government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursements by government entities for all or a portion of the research and development costs the Company incurs in relation to its government contracts. Revenues are recognized proportionally as research and development costs are incurred, or as defined milestones are achieved, and are included in contract research services in the accompanying consolidated statements of income.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of operations. The amounts of these pass through taxes reflected in revenues and cost of material sales were $56,000 for both three month periods ended March 31, 2017 and 2016.

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

Amortization of Other Intangible Assets

Other intangible assets from the Adesis acquisition are being amortized over a period of 10 to 15 years. See Note 7 for further discussion.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires the classification of all deferred tax assets and liabilities as noncurrent rather than separately disclosing deferred taxes as current and noncurrent. The standard is effective for annual reporting periods beginning after December 15, 2016. The standard allows for either “prospective” adoption, meaning the standard is applied to the most current period presented in the financial statements or “full retrospective” adoption, meaning the standard is applied to all periods presented.  The Company adopted ASU 2015-17 effective January 1, 2017 on a “prospective” basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which addresses the classification and recognition of lease assets and liabilities formerly classified as operating leases under generally accepted accounting principles. The guidance will address certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-02 may have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Accounting. The objective of the standard is to simplify the accounting and related disclosures associated with employee share-based accounting. The standard is effective for annual reporting periods beginning after December 15, 2016. The ASU requires prospective adoption, meaning the standard is applied to the most current period presented in the financial statements.  The Company adopted ASU 2016-09 effective January 1, 2017 and recorded a deferred tax asset and offsetting credit to retained earnings of $26.5 million (see Note 10).

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect that ASU 2017-04 may have on its consolidated financial statements and related disclosures.

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

Preliminary Purchase Price Allocation

The Company accounted for Adesis using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The contingent consideration arrangement requires the Company to pay up to $1.2 million of additional consideration to the former shareholders of Adesis if revenues exceed certain threshold levels at the end of each twelve-month period ending December 31, 2016 and December 31, 2017. For the year ended December 31, 2016, the additional cash consideration earned by the former shareholders of Adesis was $1.2 million. The fair value of the contingent consideration was derived using a Monte Carlo simulation model based on management’s projections of future revenue levels. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Transaction costs of $360,000 were recorded and charged to selling, general and administrative expense on the accompanying consolidated statements of operations during 2016.

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

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2017
Certificates of deposit	$2,062	$2	$0	$2,064
Commercial paper	3,985	—	(7)	3,978
Corporate bonds	274,914	3	(393)	274,524
U.S. Government bonds	2,000	—	(1)	1,999
	$282,961	$5	$(401)	$282,565
December 31, 2016
Certificates of deposit	$3,362	$3	$—	$3,365
Commercial paper	2,998	—	(2)	2,996
Corporate bonds	209,595	6	(377)	209,224
U.S. Government bonds	32,996	1	(3)	32,994
	$248,951	$10	$(382)	$248,579

5.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$53,707	$53,707	$—	$—
Short-term investments	228,861	228,861	—	—
Long-term investments	14,789	14,789	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$71,773	$71,773	$—	$—
Short-term investments	188,644	188,644	—	—
Long-term investments	14,960	14,960	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of March 31, 2017 or December 31, 2016.

6.	INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$6,539	$6,539
Work-in-process	2,704	3,719
Finished goods	7,425	7,056
Inventory	$16,668	$17,314

7.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

March 31, 2017
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(75,864)
Acquired technology, net	$146,977

Amortization expense related to acquired technology was $5.1 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $20.6 million for each of the next five fiscal years.

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

Other Intangible Assets

As a result of the Adesis acquisition, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(625)	$9,895
Internally-developed IP, processes and recipes	4,820	(227)	4,593
Trade name/Trademarks	1,500	(105)	1,395
Total identifiable intangible assets	$16,840	$(957)	$15,883

Amortization expense related to other intangible assets was $343,000 and none for the three months ended March 31, 2017 and 2016, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million in 2017 and $1.4 million for each of the four subsequent fiscal years.

8.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. As of March 31, 2017, in connection with this amendment the Company was obligated to pay the University of Southern California up to $1.2 million for work to be actually performed during the remaining extended term, which expires April 30, 2017. From June 1, 2013 through March 31, 2017, the Company incurred $4.3 million in research and development expense for work performed under the 2006 Research Agreement.

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of March 31, 2017, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $7.2 million for work to be performed during the remaining extended term, which expires April 30, 2020.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.6 million and $875,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three months ended March 31, 2017 or 2016.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $104,000 and $900,000 for the three months ended March 31, 2017 and 2016, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

10.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 100 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of March 31, 2017, the Company had issued 48,364,895 shares of common stock of which 47,007,032 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding.

Scientific Advisory Board and Employee Awards

During the first quarters of 2017 and 2016, the Company granted a total of 5,590 and 27,967 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2016 and 2015, respectively. The fair value of the shares issued was $165,000 and $1.1 million, respectively, for shares issued to employees and $300,000 for both quarters for shares issued to members of the Scientific Advisory Board, which amounts were accrued at December 31, 2016 and 2015, respectively. In connection with the issuance of these grants, 605 and 8,106 shares, with fair values of $55,000 and $410,000, were withheld in satisfaction of employee tax withholding obligations in 2017 and 2016, respectively.

Excess Tax Benefits from Share-Based Payment Arrangements

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable, are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption.

The cumulative-effect adjustment on retained earnings resulting from the adoption of ASU 2016-09 was a net windfall tax benefit of $26.5 million as of January 1, 2017.

Dividends

During the three months ended March 31, 2017, the Company declared and paid cash dividends of $0.03 per common share, or $1.4 million, on the Company’s outstanding common stock.

On May 4, 2017, the Company’s Board of Directors declared a second quarter dividend of $0.03 per common share to be paid on June 30, 2017. Any future dividends will be subject to the approval of the Company’s Board of Directors.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2016, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive gain (loss) before reclassification	(15)	—	30	15
Actuarial gain (loss)	—	—	—	—
Reclassification to net income (1)	—	299	—	299	Selling, general and administrative, research and development, and cost of material sales
Change during period	(15)	299	30	314
Balance March 31, 2017, net of tax	$(261)	$(10,056)	$(35)	$(10,352)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$—	$(9,819)
Other comprehensive gain (loss) before reclassification	(151)	—	—	(151)
Actuarial gain (loss)	—	(834)	—	(834)
Reclassification to net income (1)	—	282	—	282	Selling, general and administrative, and research and development
Change during period	(151)	(552)	—	(703)
Balance March 31, 2016, net of tax	$(262)	$(10,260)	$—	$(10,522)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income (loss) of $299,000 and $282,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2017, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2017, there were 2,520,622 shares that remained available to be granted under the Equity Compensation Plan.

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

During the three months ended March 31, 2017, the Company granted 35,975 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $3.3 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2017 and 2016, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $2.0 million and $1.7 million, research and development expense of $367,000 and $572,000, respectively, and cost of material sales of $94,000 and $164,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2017 and 2016, 30,713 and 31,586 shares, with aggregate fair values of $2.6 million and $1.6  million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended March 31, 2017 and 2016, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $271,000 and $43,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2017 and 2016, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $439,000 and $365,000, respectively.  In connection with the vesting of the restricted stock, the Company issued 7,500 shares, during both three months ended March 31, 2017 and 2016, to non-employee members of the Board of Directors.

Performance Unit Awards

During the three months ended March 31, 2017, the Company granted 15,638 performance units, of which 7,817 are subject to a performance-based vesting and 7,821 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.7 million on the date of grant.

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

For the three months ended March 31, 2017 and 2016, the Company recorded general and administrative expense of $440,000 and $278,000, respectively, research and development expense of $115,000 and $77,000, respectively, and cost of material sales of $45,000 and $28,000, respectively, related to performance units.

In connection with the vesting of performance units during the three months ended March 31, 2017 and 2016, 10,959 and none shares with an aggregate fair value of $913,000 and none, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the three months ended March 31, 2017 and 2016, the Company issued 3,330 and 2,143 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $159,000 and $99,000, respectively.

For the three months ended March 31, 2017 and 2016, the Company recorded charges of $15,000 and $10,000, respectively, to selling, general and administrative expense, $25,000 and $17,000, respectively, to research and development expense, and $5,000 and $4,000, to cost of material sales, respectively, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

13.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability related to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2017 there were six participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$301	$357
Interest cost	242	231
Amortization of prior service cost	415	437
Amortization of loss	47	4
Total net periodic benefit cost	$1,005	$1,029

14.	COMMITMENTS AND CONTINGENCIES:

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. See Note 8 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 8 for further explanation.

The Company has agreements with six executive officers and one employee which provide for certain cash and other benefits upon termination of employment of the officer in connection with a change in control of the Company. If the executive’s employment is terminated in connection with the change in control, the executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into an OLED Materials Agreement (see Note 9) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2017 and December 31, 2016, the Company had purchase commitments for inventory of $6.3 million and $5.0 million, respectively.

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

An Oral Hearing was held before a European Patent Office (EPO) panel of first instance in Munich, Germany, on April 8-9, 2014. The panel rejected the original claims and amended the claims to comply with EPO requirements by more narrowly defining the scope of the claims. The '870 patent, in its amended form, was held by the panel to comply with the EPO requirements.

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

Included in contract services revenue in the accompanying statement of operations is $10,000 and $57,000 for the three months ended March 31, 2017 and 2016, respectively, which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended March 31,		Accounts Receivable as of
Customer	2017	2016	March 31, 2017
A	51%	36%	$17,487
B	35%	50%	$12,213
C	3%	6%	$1,442

Revenues from outside of North America represented approximately 94% and 99% of the consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2017	2016
South Korea	$47,928	$25,963
China	2,482	1,757
Japan	1,084	1,287
Other non-U.S. locations	712	613
Total non-U.S. locations	$52,206	$29,620
United States	3,360	83
Total revenue	$55,566	$29,703

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2017	December 31, 2016
United States	$28,283	$26,917
Other	269	286
Total long-lived assets	$28,552	$27,203

Substantially all chemical materials were purchased from one supplier. See Note 9.

16.	INCOME TAXES:

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable, are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption.

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 18.5% and 32.1%, for the three months ended March 31, 2017 and 2016, respectively, and the Company recorded income tax expense of $2.3 million and $921,000, respectively.

Without the adoption of ASU No. 2016-09 for the three months ended March 31, 2017 the effective income tax rate and income tax expense would have been 27.8% and $3.5 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowances that relate to UDC Ireland and New Jersey research and development credits.

17.	NET INCOME PER COMMON SHARE:

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

Basic net income per common share is computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock units and performance units. Net income allocated to the holders of the Company's unvested restricted stock awards is calculated based on the shareholder’s proportionate share of weighted average shares of common stock outstanding on an if-converted basis. The effect of using the two-class method is immaterial to the consolidated financial statements and does not change the reported earnings per share figures and as such is not presented.

For purposes of determining diluted net income per common share, basic net income per share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, restricted stock units and performance units, and the impact of shares to be issued under the ESPP.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$10,365	$1,949
Adjustment for Basic EPS:
Earning allocated to unvested shareholders	(191)	(32)
Adjusted net income	$10,174	$1,917
Denominator:
Weighted average common shares outstanding – Basic	46,661,559	46,774,360
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	2,151	9,442
Restricted stock awards and units and performance units	79,184	123,756
Weighted average common shares outstanding – Diluted	46,742,894	46,907,558
Net income per common share:
Basic	$0.22	$0.04
Diluted	$0.22	$0.04

For the three months ended March 31, 2017 and 2016, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 2,108 and 710, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers and automotive interiors, as well as specialty and general lighting products. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;
•	intellectual property and technology licensing;
•	contract research services, and
•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.

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

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The prepaid royalty amount is included in deferred revenue and a portion of this amount can be credited against total royalties due over the life of the contract. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the term of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. We expect to generate revenue under these agreements that are predominantly tied to LG Display's sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent dopants and host materials.

In 2016, we entered into an OLED Technology License Agreement and Commercial Material Supply Agreement with Tianma Micro-electronics Co., Ltd. (Tianma) which were both effective July 21, 2016 and run for five years. Under the license agreement, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the agreement provides for the sale of phosphorescent OLED materials to Tianma for use in its licensed products

In 2016, we entered into and consummated the transactions contemplated by an IP Transfer Agreement with BASF SE (BASF). Under the IP Transfer Agreement, BASF sold to us certain of its rights, title and interest to its owned and co-owned intellectual property rights relating to the composition, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 and 2016

We had operating income of $12.1 million for the three months ended March 31, 2017, compared to operating income of $2.5 million for the three months ended March 31, 2016. The increase in operating income was primarily due to the following:

•	an increase in material sales of $22.3 million partially offset by an increase in the cost of material sales of $5.6 million;
•	an increase in royalties and license fees of $1.7 million;
•	an increase in contract research services revenue of $1.8 million partially offset by an increase in the cost of contract research services of $888,000; partially offset by
•	an increase in operating expenses of $8.4 million.

We had net income of $10.4 million or $0.22 per basic and diluted share for the three months ended March 31, 2017, compared to net income of $1.9 million or $0.04 per basic and diluted share for the three months ended March 31, 2016. The increase in net income was due to an increase in operating income of $9.5 million and interest income, net, of $347,000, partially offset by an increase in income tax expense of $1.4 million.

Revenue

The following table details our revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	$	%
REVENUE:
Material sales	$46,637	$24,304	$22,333	92%
Royalty and license fees	7,025	5,342	1,683	32%
Contract research services	1,904	57	1,847	3240%
Total revenue	$55,566	$29,703	$25,863	87%

Total revenue for the three months ended March 31, 2017 increased by $26.0 million compared to the three months ended March 31, 2016. The increase in revenue was the result of an increase in material sales, royalty and license fees, and contract research services.

Material sales

The following table details our revenues derived from material sales for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	$	%
Material Sales:
Commercial material sales	$35,803	$22,114	$13,689	62%
Developmental material sales	10,834	2,190	8,644	395%
Total material sales	$46,637	$24,304	$22,333	92%

Commercial material sales for the three months ended March 31, 2017 increased by $13.7 million compared to the three months ended March 31, 2016, due to an increase in sales volume resulting from higher phosphorescent emitter demand.

Developmental material sales for the three months ended March 31, 2017 increased by $8.6 million compared to the three months ended March 31, 2016, due to an increase in sales volume resulting from higher phosphorescent emitter demand.

Material sales included sales of both phosphorescent emitter and host materials which were comprised of the following for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Material Sales:
Phosphorescent emitter sales	$46,245	$23,864	$22,381	94%
Host material sales	392	440	(48)	(11)%
Total material sales	$46,637	$24,304	$22,333	92%

Phosphorescent emitter sales for the three months ended March 31, 2017 increased $22.4 million compared to the three months ended March 31, 2016 due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Host material sales for the three months ended March 31, 2017 decreased by $48,000 compared to the three months ended March 31, 2016. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	$	%
Royalty and license fees	$7,025	$5,342	$1,683	32%

Royalty and license fees for the three months ended March 31, 2017 increased by $1.7 million compared to the three months ended March 31, 2016 due primarily to an increase in royalty payments generated by higher licensed sales from our customers.

Contract research services

Contract research services were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	$	%
Contract research services	$1,904	$57	$1,847	3240%

Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customer. Contract research services also include technology development and support revenue earned on government contracts, development and technology evaluation agreements and commercialization assistance fees, which includes reimbursement by the U.S. government for all or a portion of the research development expenses we incur related to our government contracts.

Contract research services revenue for the three months ended March 31, 2017 increased by $1.8 million compared to the three months ended March 31, 2016. The increase in contract research services revenue was related to contract research sales activities associated with Adesis, which was acquired on July 11, 2016.

Cost of material sales

Cost of commercial material sold for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	$	%
Commercial material sales	$35,803	$22,114	$13,689	62%
Cost of commercial material sold	9,551	4,992	4,559	91%
% of commercial material sales	27%	23%

Cost of commercial material sold for the three months ended March 31, 2017 increased by $4.6 million compared to the three months ended March 31, 2016 and was due to an increase in the level of commercial material sales. The increase in the cost of commercial material sold as a percentage of commercial material sales was primarily due to a decrease in the average selling prices per gram sold.

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

Research and development

Research and development expenses increased to $11.8 million for the three months ended March 31, 2017, as compared to $10.5 million for the three months ended March 31, 2016. The increase in research and development expenses was primarily due to higher third-party contract research services activities.

Selling, general and administrative

Selling, general and administrative expenses increased to $10.1 million for the three months ended March 31, 2017, as compared to $6.7 million for the three months ended March 31, 2016. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity, as well as higher employee-related costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $5.5 million for the three months ended March 31, 2017, as compared to $2.8 million for the three months ended March 31, 2016. The increase was due to higher amortization expense of $2.7 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition.

Patent costs

Patent costs increased to $1.5 million for the three months ended March 31, 2017, as compared to $1.3 million for the three months ended March 31, 2016.

Royalty and license expense

Royalty and license expense increased to $1.6 million for the three months ended March 31, 2017, as compared to $875,000 for the three months ended March 31, 2016. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in qualifying material sales. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Interest Income, net

Interest income, net was $671,000 for the three months ended March 31, 2017, compared $324,000 for the three months ended March 31, 2016.

Income tax expense

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable, are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 18.5% and 32.1%, for the three months ended March 31, 2017 and 2016, respectively and the Company recorded income tax expense of $2.3 million and $921,000, respectively.

Without the adoption of ASU No. 2016-09 for the three months ended March 31,2017 the effective income tax rate and income tax expense would have been 27.8% and $3.5 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of March 31, 2017, we had cash and cash equivalents of $96.1 million and short-term investments of $228.9 million, for a total of $325.0 million. This compares to cash and cash equivalents of $139.4 million and short-term investments of $188.6 million, for a total of $328.0 million, as of December 31, 2016.

Cash provided by operating activities was $1.6 million for the three months ended March 31, 2017, compared to cash provided by operating activities of $210,000 for the three months ended March 31, 2016. The increase in cash provided by operating activities of $1.4 million was due to an increase in net income of $8.4 million and an increase in non-cash adjustments to net income of $4.2 million, partially offset by an increase in cash used in operating assets and liabilities of $11.2 million primarily as a result of an increase in accounts receivable.

Cash used in investing activities was $40.1 million for the three months ended March 31, 2017, as compared to cash provided by investing activities of $14.1 million for the three months ended March 31, 2016. The increase in cash used in investing activities was due to the timing of maturities and purchases of investments resulting in net purchases of $39.5 million for the three months ended March 31, 2017, as compared to net sales of $14.6 million for the three months ended March 31, 2016.

Cash used in financing activities was $4.8 million for the three months ended March 31, 2017, as compared to $1.8 million for the three months ended March 31, 2016. The increase in cash used in financing activities for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 was primarily due to an increase in the payment of withholding taxes related to employee stock-based compensation of $1.5 million as well as the cash payment of dividends in the current year of $1.4 million.

Working capital was $350.5 million as of March 31, 2017, compared to $345.2 million as of December 31, 2016. The increase in working capital was primarily due to an increase in accounts receivable and decrease in accrued expenses, partially offset by a reduction in inventory and other current assets.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below are summaries of certain active proceedings that have been commenced against issued patents that are either exclusively licensed to us or which are now assigned to us. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claims that are the subject of the following legal proceedings would have a material impact on our materials sales or licensing business or on our consolidated financial statements, including our consolidated statements of income, as a whole. However, as noted within the descriptions, some of the following proceedings involve issued patents that relate to our fundamental phosphorescent OLED technologies and we intend to vigorously defend against claims that, in our opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of our resources. In certain circumstances, when permitted, we may also utilize the proceedings to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention. The entries marked with an "*" relate to our UniversalPHOLED® phosphorescent OLED technology, some of which may be commercialized by us.

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

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the quarter ended March 31, 2017, we acquired 42,277 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the first quarter of 2017 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 - January 31	138	$57.20
February 1 - February 28	445	77.38
March 1 - March 31	41,694	83.74
Total	42,277

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

UNIVERSAL DISPLAY CORPORATION

Date: May 4, 2017	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary