Form 10-Q
period 2017-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2017-08-03
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, the registrant had outstanding 47,031,137 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,438	$139,365
Short-term investments	256,117	188,644
Accounts receivable	39,702	24,994
Inventory	24,437	17,314
Deferred income taxes	—	8,661
Other current assets	7,191	6,392
Total current assets	436,885	385,370
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $34,409 and $32,167	38,691	27,203
ACQUIRED TECHNOLOGY, net of accumulated amortization of $81,013 and $70,714	141,828	152,127
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,303 and $615	15,537	16,225
GOODWILL	15,535	15,535
INVESTMENTS	14,775	14,960
DEFERRED INCOME TAXES	44,067	15,832
OTHER ASSETS	317	307
TOTAL ASSETS	$707,635	$627,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,772	$8,112
Accrued expenses	12,442	19,845
Deferred revenue	10,061	10,282
Other current liabilities	1,146	1,967
Total current liabilities	41,421	40,206
DEFERRED REVENUE	27,174	31,322
RETIREMENT PLAN BENEFIT LIABILITY	31,228	27,563
Total liabilities	99,823	99,091
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,444,492 and 48,270,990 shares issued, and 47,086,629 and 46,913,127 shares outstanding, at June 30, 2017 and December 31, 2016, respectively	484	483
Additional paid-in capital	603,438	604,364
Retained earnings (accumulated deficit)	55,617	(25,557)
Accumulated other comprehensive loss	(11,571)	(10,666)
Treasury stock, at cost (1,357,863 shares at June 30, 2017 and December 31, 2016)	(40,158)	(40,158)
Total shareholders’ equity	607,812	528,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$707,635	$627,559

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Material sales	$46,828	$22,315	$93,465	$46,619
Royalty and license fees	53,667	42,018	60,692	47,360
Contract research services	2,018	59	3,922	116
Total revenue	102,513	64,392	158,079	94,095
COST OF SALES	11,310	5,684	24,297	10,736
Gross margin	91,203	58,708	133,782	83,359
OPERATING EXPENSES:
Research and development	10,685	10,969	22,503	21,445
Selling, general and administrative	9,839	7,688	19,916	14,264
Amortization of acquired technology and other intangible assets	5,495	2,830	10,987	5,579
Patent costs	1,674	1,230	3,221	2,575
Royalty and license expense	2,991	1,966	4,578	2,841
Total operating expenses	30,684	24,683	61,205	46,704
OPERATING INCOME	60,519	34,025	72,577	36,655
Interest income, net	796	653	1,467	978
Other income (expense), net	6	(1,829)	(13)	(1,914)
Interest and other income, net	802	(1,176)	1,454	(936)
INCOME BEFORE INCOME TAXES	61,321	32,849	74,031	35,719
INCOME TAX EXPENSE	(14,134)	(11,047)	(16,479)	(11,968)
NET INCOME	$47,187	$21,802	$57,552	$23,751
NET INCOME PER COMMON SHARE:
BASIC	$0.99	$0.46	$1.21	$0.51
DILUTED	$0.99	$0.46	$1.21	$0.51
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,742,746	46,927,543	46,702,376	46,862,199
DILUTED	46,810,238	47,041,854	46,781,120	46,985,374
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$—	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$47,187	$21,802	$57,552	$23,751
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $58, $37, $50 and $47, respectively	105	67	90	(84)
Employee benefit plan:
Actuarial (loss) gain, net of tax of $906, $271, $906 and $200, respectively	(1,662)	479	(1,662)	(353)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $187, $142, $350 and $302, respectively	343	254	642	535
Net change for employee benefit plan	(1,319)	733	(1,020)	182
Change in cumulative foreign currency translation adjustment	(5)	20	25	20
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,219)	820	(905)	118
COMPREHENSIVE INCOME	$45,968	$22,622	$56,647	$23,869

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2016	200,000	$2	48,270,990	$483	$604,364	$(25,557)	$(10,666)	1,357,863	$(40,158)	$528,468
Cumulative effect of recording excess tax benefits from share-based payment arrangements	—	—	—	—	—	26,450	—	—	—	26,450
Net income	—	—	—	—	—	57,552	—	—	—	57,552
Other comprehensive income	—	—	—	—	—	—	(905)	—	—	(905)
Cash dividend	—	—	—	—	—	(2,828)	—	—	—	(2,828)
Exercise of common stock options	—	—	1,750	—	28	—	—	—	—	28
Issuance of common stock to employees	—	—	242,175	1	5,469	—	—	—	—	5,470
Shares withheld for employee taxes	—	—	(101,165)	—	(8,501)	—	—	—	—	(8,501)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	24,814	—	1,628	—	—	—	—	1,628
Issuance of common stock to employees under an ESPP	—	—	5,928	—	450	—	—	—	—	450
BALANCE, JUNE 30, 2017	200,000	$2	48,444,492	$484	$603,438	$55,617	$(11,571)	1,357,863	$(40,158)	$607,812

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,552	$23,751
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(4,873)	(3,601)
Depreciation	2,398	1,839
Amortization of intangibles	10,987	5,579
Amortization of premium and discount on investments, net	(1,260)	(801)
Stock-based compensation to employees	5,404	5,401
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,328	891
Change in earnout liability recorded for Adesis acquisition	469	—
Deferred income tax expense	7,408	4,826
Retirement plan expense	2,088	1,982
Decrease (increase) in assets:
Accounts receivable	(14,708)	6,745
Inventory	(7,123)	(3,719)
Other current assets	(799)	(3,174)
Other assets	(10)	(369)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,916)	(5,625)
Other current liabilities	(821)	256
Deferred revenue	505	2,250
Net cash provided by operating activities	56,629	36,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,717)	(2,162)
Purchases of intangibles	—	(96,033)
Purchases of investments	(255,224)	(325,226)
Proceeds from sale of investments	189,335	364,017
Net cash used in investing activities	(75,606)	(59,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	349	202
Proceeds from the exercise of common stock options	30	182
Payment of withholding taxes related to stock-based compensation to employees	(8,501)	(4,794)
Cash dividends paid	(2,828)	—
Net cash used in financing activities	(10,950)	(4,410)
DECREASE IN CASH AND CASH EQUIVALENTS	(29,927)	(27,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,365	97,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,438	$69,930
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$140	$(131)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	174	1,105
Net change in accounts payable and accrued expenses related to purchases of property and equipment	4,169	(120)

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of June 30, 2017 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.

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

In 2016, the Company entered into an OLED Technology License Agreement and Commercial Material Supply Agreement with Tianma Micro-electronics Co., Ltd. (Tianma) which were both effective July 21, 2016 and run for five years. Under the license agreement, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the agreement provides for the sale of phosphorescent OLED materials to Tianma for use in its licensed products.

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $151,000 and $207,000 for the three and six months ended June 30, 2017, respectively, and $13,000 and $69,000 for the three and six months ended June 30, 2016, respectively.

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

Research and Development

Expenditures for research and development are charged to expense as incurred.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 may have on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, and requires a prospective application to awards modified on or after the adoption date. The Company has not historically made changes to the terms or conditions of shared-based payment awards and does not expect adoption of ASU 2017-09 to have a material impact on the consolidated financial statements and related disclosures.

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

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2017
Certificates of deposit	$1,770	$1	$(1)	$1,770
Commercial paper	3,994	—	(1)	3,993
Corporate bonds	195,542	14	(242)	195,314
U.S. Government bonds	73,809	4	(6)	73,807
	$275,115	$19	$(250)	$274,884
December 31, 2016
Certificates of deposit	$3,362	$3	$—	$3,365
Commercial paper	2,998	—	(2)	2,996
Corporate bonds	209,595	6	(377)	209,224
U.S. Government bonds	32,996	1	(3)	32,994
	$248,951	$10	$(382)	$248,579

At June 30, 2017, commercial paper of $4.0 million was included in cash equivalents in the consolidated balance sheet.

5.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,358	$27,358	$—	$—
Short-term investments	256,117	256,117	—	—
Long-term investments	14,775	14,775	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$71,773	$71,773	$—	$—
Short-term investments	188,644	188,644	—	—
Long-term investments	14,960	14,960	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of June 30, 2017 or December 31, 2016.

6.	INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$8,992	$6,539
Work-in-process	6,489	3,719
Finished goods	8,956	7,056
Inventory	$24,437	$17,314

7.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

June 30, 2017
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(81,013)
Acquired technology, net	$141,828

Amortization expense related to acquired technology was $5.1 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively, and $10.3 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $20.6 million for each of the next five fiscal years.

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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(854)	$9,666
Internally-developed IP, processes and recipes	4,820	(307)	4,513
Trade name/Trademarks	1,500	(142)	1,358
Total identifiable intangible assets	$16,840	$(1,303)	$15,537

Amortization expense related to other intangible assets was $346,000 and none for the three months ended June 30, 2017 and 2016, respectively, and $688,000 and none for the six months ended June 30, 2017 and 2016, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million in 2017 and in each of the four subsequent fiscal years.

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

Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years.  The Company incurred a total of $4.4 million in research and development expense for work performed under the 2006 Research Agreement during the extended term, which ended on April 30, 2017.

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of June 30, 2017, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $7.1 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through June 30, 2017, the Company incurred $50,000 in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $3.0 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $4.6 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2017 or 2016.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $143,000 and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $247,000 and $1.9 million for the six months ended June 30, 2017 and 2016, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

10.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 100 million shares of $0.01 par value common stock and five million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of June 30, 2017, the Company had issued 48,444,492 shares of common stock of which 47,086,629 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding.

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

Excess Tax Benefits from Share-Based Payment Arrangements

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable, were recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption.

The cumulative-effect adjustment on retained earnings resulting from the adoption of ASU 2016-09 was a net windfall tax benefit of $26.5 million as of January 1, 2017.

Dividends

During the three months ended June 30, 2017, the Company declared and paid cash dividends of $0.03 per common share, or $1.4 million, and during the six months ended June 30, 2017, the Company declared and paid cash dividends of $0.06 per common share or $2.8 million, on the Company’s outstanding common stock.

On August 1, 2017, the Company’s Board of Directors declared a third quarter dividend of $0.03 per common share to be paid on September 30, 2017. All future dividends will be subject to the approval of the Company’s Board of Directors.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2016, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive gain (loss) before reclassification	90	—	25	115
Actuarial gain (loss)	—	(1,662)	—	(1,662)
Reclassification to net income (1)	—	642	—	642	Selling, general and administrative, research and development, and cost of material sales
Change during period	90	(1,020)	25	(905)
Balance June 30, 2017, net of tax	$(156)	$(11,375)	$(40)	$(11,571)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$—	$(9,819)
Other comprehensive (loss) gain before reclassification	(84)	—	20	(64)
Actuarial gain (loss)	—	(353)	—	(353)
Reclassification to net income (1)	—	535	—	535	Selling, general and administrative, research and development, and cost of material sales
Change during period	(84)	182	20	118
Balance June 30, 2016, net of tax	$(195)	$(9,526)	$20	$(9,701)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $642,000 and $535,000 for the six months ended June 30, 2017 and 2016, respectively.

(2)	Refer to Note 13: Supplemental Executive Retirement Plan.

12.	STOCK-BASED COMPENSATION:

The Company recognizes in the statements of income the grant-date fair value of equity based awards, such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units and performance unit awards issued to employees and directors.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2017, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of June 30, 2017, there were 2,521,173 shares that remained available to be granted under the Equity Compensation Plan.

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

During the six months ended June 30, 2017, the Company granted 38,725 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $3.6 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2017 and 2016, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $2.1 million and $1.6 million, respectively, research and development expense of $419,000 and $403,000, respectively, and cost of material sales of $96,000 and $94,000, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $4.1 million and $3.3 million, respectively, research and development expense of $786,000 and $975,000, respectively, and cost of material sales of $190,000 and $258,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2017 and 2016, 50,630 and 82,780 shares, with aggregate fair values of $4.3 million and $4.4  million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended June 30, 2017 and 2016, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $175,000 and $121,000, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $445,000 and $164,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2017 and 2016, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $444,000 and $365,000, respectively.  For the six months ended June 30, 2017 and 2016, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $883,000 and $730,000, respectively.  In connection with the vesting of the restricted stock, the Company issued 15,000 shares, during both the three months ended June 30, 2017 and 2016, to non-employee members of the Board of Directors.

Performance Unit Awards

During the six months ended June 30, 2017, the Company granted 15,638 performance units, of which 7,817 are subject to a performance-based vesting and 7,821 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.7 million on the date of grant.

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

For the three months ended June 30, 2017 and 2016, the Company recorded general and administrative credit of $279,000 and expense of $278,000, respectively, research and development credit of $87,000 and expense of $77,000, respectively, and cost of material sales credit of $29,000 and expense of $28,000, respectively, related to performance units. For the six months ended June 30, 2017 and 2016, the Company recorded general and administrative expense of $161,000 and $555,000, respectively, research and development expense of $28,000 and $154,000, respectively, and cost of material sales of $16,000 and $57,000, respectively, related to performance units.

In connection with the vesting of performance units during the six months ended June 30, 2017 and 2016, 19,217 and none shares with an aggregate fair value of $1.6 million and none, respectively, were withheld in satisfaction of tax withholding obligations.

Employee Stock Purchase Plan

On April 7, 2009, the Board of Directors of the Company adopted an Employee Stock Purchase Plan (ESPP). The ESPP was approved by the Company’s shareholders and became effective on June 25, 2009. The Company has reserved 1,000,000 shares of common stock for issuance under the ESPP. Unless terminated by the Board of Directors, the ESPP will expire when all reserved shares have been issued.

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

During the six months ended June 30, 2017 and 2016, the Company issued 5,928 and 4,331 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $349,000 and $201,000, respectively.

For the three months ended June 30, 2017 and 2016, the Company recorded charges of $21,000 and $10,000, respectively, to selling, general and administrative expense, $23,000 and $18,000, respectively, to research and development expense, and $13,000 and $4,000, respectively, to cost of material sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the six months ended June 30, 2017 and 2016, the Company recorded charges of $36,000 and $20,000, respectively, to selling, general and administrative expense, $47,000 and $35,000, respectively, to research and development expense, and $18,000 and $8,000, respectively, to cost of material sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

13.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability related to the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2017, there were six participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$302	$350	$603	$708
Interest cost	252	207	494	437
Amortization of prior service cost	415	393	830	830
Amortization of loss	114	4	161	7
Total net periodic benefit cost	$1,083	$954	$2,088	$1,982

14.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into an OLED Materials Agreement (see Note 9) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2017 and December 31, 2016, the Company had purchase commitments for inventory of $8.6 million and $5.0 million, respectively.

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

Included in contract services revenue in the accompanying statement of operations is none and $59,000 for the three months ended June 30, 2017 and 2016, respectively, and $10,000 and $116,000 for the six months ended June 30, 2017 and 2016, respectively, which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended June 30,		% of Revenues for the six months ended June 30,		Accounts Receivable as of
Customer	2017	2016	2017	2016	June 30, 2017
A	73%	76%	66%	64%	$20,210
B	17%	18%	23%	29%	$10,587
C	5%	3%	4%	4%	$3,561

Revenues from outside of North America represented approximately 98% and 99% of consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 97% and 99% of consolidated revenue for the six months ended June 30, 2017 and 2016, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2017	2016	2017	2016
South Korea	$92,206	$61,196	$140,134	$87,142
China	5,414	1,812	7,896	3,569
Japan	2,044	800	3,128	2,104
Other non-U.S. locations	822	405	1,534	1,018
Total non-U.S. locations	$100,486	$64,213	$152,692	$93,833
United States	2,027	179	5,387	262
Total revenue	$102,513	$64,392	$158,079	$94,095

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2017	December 31, 2016
United States	$38,587	$26,917
Other	104	286
Total long-lived assets	$38,691	$27,203

Substantially all chemical materials were purchased from one supplier. See Note 9.

16.	INCOME TAXES:

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

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 23.0% and 22.3%, respectively, for the three and six months ended June 30, 2017. The tax rate reflected a benefit from the utilization of a valuation allowance at UDC Ireland. For the three and six months ended June 30, 2017 the Company recorded income tax expense of $14.1 million and $16.5 million, respectively.

Without the adoption of ASU No. 2016-09 for the three and six months ended June 30, 2017 the effective income tax rate would have been 24.2% and 24.8%, respectively, and income tax expense would have been $14.8 million and $18.4 million, respectively.

The effective income tax rate was 33.6% and 33.5%, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2016, income tax expense of $11.0 million and $12.0 million, respectively.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$47,187	$21,802	$57,552	$23,751
Adjustment for Basic EPS:
Earning allocated to unvested shareholders	(727)	—	(972)	(32)
Adjusted net income	$46,460	$21,802	$56,580	$23,719
Denominator:
Weighted average common shares outstanding – Basic	46,742,746	46,927,543	46,702,376	46,862,199
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,450	4,051	2,324	6,914
Restricted stock awards and units and performance units	66,042	110,260	76,420	116,261
Weighted average common shares outstanding – Diluted	46,810,238	47,041,854	46,781,120	46,985,374
Net income per common share:
Basic	$0.99	$0.46	$1.21	$0.51
Diluted	$0.99	$0.46	$1.21	$0.51

For the three months ended June 30, 2017 and 2016, there were no unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2017 and 2016, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none and 99, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

Our commercial license agreement with Samsung Display Co., Ltd. (SDC) currently runs through the end of 2017 and covers the manufacture and sale of specified OLED display products. Under this agreement, we are being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which are due in the second and fourth quarter of each year, increase on an annual basis over the term of the agreement. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. Ratable recognition of revenue is impacted by the agreement's extended increasing payment terms in light of our limited history with similar agreements. As a result, revenue is recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the agreement are recognized as revenue when they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 and 2016

We had operating income of $60.5 million for the three months ended June 30, 2017, compared to operating income of $34.0 million for the three months ended June 30, 2016. The increase in operating income was primarily due to the following:

•	an increase in material sales of $24.5 million partially offset by an increase in the cost of material sales of $4.5 million;
•	an increase in royalties and license fees of $11.6 million; partially offset by
•	an increase in operating expenses of $6.0 million.

We had net income of $47.2 million or $0.99 per basic and diluted share for the three months ended June 30, 2017 as compared to net income of $21.8 million or $0.46 per basic and diluted share for the three months ended June 30, 2016. The increase in net income was due to an increase in operating income of $26.5 million and interest income, net, of $143,000, partially offset by an increase in income tax expense of $3.1 million.

Revenue

The following table details our revenues for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
REVENUE:
Material sales	$46,828	$22,315	$24,513	110%
Royalty and license fees	53,667	42,018	11,649	28%
Contract research services	2,018	59	1,959	3320%
Total revenue	$102,513	$64,392	$38,121	59%

Total revenue for the three months ended June 30, 2017 increased by $38.1 million as compared to the three months ended June 30, 2016. The increase in revenue was the result of an increase in material sales, royalty and license fees, and contract research services.

Material sales

The following table details our revenues derived from material sales for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Material Sales:
Commercial material sales	$30,874	$20,726	$10,148	49%
Developmental material sales	15,954	1,589	14,365	904%
Total material sales	$46,828	$22,315	$24,513	110%

Commercial material sales include sales of phosphorescent emitter material that we have validated for high-volume commercial production. Commercial material sales for the three months ended June 30, 2017 increased by $10.1 million as compared to the three months ended June 30, 2016 due to an increase in sales volume resulting from higher phosphorescent emitter demand.

Development material sales include sales of new materials for customer evaluation, and sales of materials that are being scaled up for high volume commercial production. Developmental material sales for the three months ended June 30, 2017 increased by $14.4 million as compared to the three months ended June 30, 2016 due to the timing of materials in the development cycle. In the three months ended June 30, 2017, we had several emitters that were being scaled up, compared to minimal such activity in the three months ended June 30, 2016.

Material sales included sales of both phosphorescent emitter and host materials comprised of the following for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Material Sales:
Phosphorescent emitter sales	$46,039	$22,158	$23,881	108%
Host material sales	789	157	632	403%
Total material sales	$46,828	$22,315	$24,513	110%

Phosphorescent emitter sales for the three months ended June 30, 2017 increased $23.9 million as compared to the three months ended June 30, 2016 due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Host material sales for the three months ended June 30, 2017 increased by $632,000 as compared to the three months ended June 30, 2016. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Royalty and license fees	$53,667	$42,018	$11,649	28%

Royalty and license fees for the three months ended June 30, 2017 increased by $11.6 million as compared to the three months ended June 30, 2016. The increase was primarily related to the receipt and recognition of $45.0 million of royalty and license fee payments under our patent license agreement with SDC compared to $37.5 million in the prior period, as well as by higher licensed sales from our customers.

Contract research services

Contract research services were as follows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Contract research services	$2,018	$59	$1,959	3320%

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

Contract research services revenue for the three months ended June 30, 2017 increased by $2.0 million as compared to the three months ended June 30, 2016. The increase in contract research services revenue was related to contract research sales activities associated with Adesis, which was acquired on July 11, 2016.

Cost of material sales

Cost of material sales for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Material Sales	$46,828	$22,315	$24,513	110%
Cost of material sold	9,894	5,684	4,210	74%
Gross margin on material sales	36,934	16,631	20,303	122%
Gross margin as a % of material sales	79%	75%

Cost of material sales for the three months ended June 30, 2017 increased by $4.2 million as compared to the three months ended June 30, 2016 and was primarily due to an increase in the level of material sales.

Cost of commercial material sold for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Commercial material sales	$30,874	$20,726	$10,148	49%
Cost of commercial material sold	6,370	4,624	1,746	38%
Gross margin on commercial material sales	24,504	16,102	8,402	52%
Gross margin as a % of commercial material sales	79%	78%

Cost of commercial material sold for the three months ended June 30, 2017 increased by $1.7 million as compared to the three months ended June 30, 2016 and was due to an increase in the level of commercial material sales. Gross margin on commercial material sales for the three months ended June 30, 2017 increased by $8.4 million as compared to the three months ended June 30, 2016.

Cost of commercial material sold includes the cost of producing materials, shipping costs for such materials and inventory write-downs, but excludes the cost of producing certain early development material. Depending on the amount, timing and stage of production of such materials, we expect the cost of commercial materials sold to fluctuate from quarter to quarter.

Cost of development material sold for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Increase
	2017	2016	$	%
Development material sales	$15,954	$1,589	$14,365	904%
Cost of development material sold	3,524	1,060	2,464	232%
Gross margin on development material sales	12,430	529	11,901	2250%
Gross margin as a % of development material sales	78%	33%

Cost of development material sold for the three months ended June 30, 2017 increased by $2.5 million as compared to the three months ended June 30, 2016 and was due to the timing of emitters in the development cycle. In the three months ended June 30, 2017, we had several emitters that were in the latter stages of the development cycle prior to transitioning through commercial validation, compared to minimal such activity in the three months ended June 30, 2016. This resulted in higher material costs and improved gross margin as a percentage of development material sales in the three months ended June 30, 2017 as compared to the same three-month period in the prior year.

Research and development

Research and development expenses decreased to $10.7 million for the three months ended June 30, 2017, as compared to $11.0 million for the three months ended June 30, 2016.

Selling, general and administrative

Selling, general and administrative expenses increased to $9.8 million for the three months ended June 30, 2017, as compared to $7.7 million for the three months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity, as well as higher employee-related and other operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $5.5 million for the three months ended June 30, 2017, as compared to $2.8 million for the three months ended June 30, 2016. The increase was due to higher amortization expense of $2.7 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition.

Patent costs

Patent costs increased to $1.7 million for the three months ended June 30, 2017, as compared to $1.2 million for the three months ended June 30, 2016.

Royalty and license expense

Royalty and license expense increased to $3.0 million for the three months ended June 30, 2017, as compared to $2.0 million for the three months ended June 30, 2016. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in qualifying material sales. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other income (expense), net

Interest income, net was $796,000 for the three months ended June 30, 2017, as compared to $653,000 for the three months ended June 30, 2016. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other income of $6,000 for the three months ended June 30, 2017, as compared to other expense of $1.8 million for the three months ended June 30, 2016. Other expense for the 2016 period primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisition.

Income tax expense

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable, are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 23.0% and 33.6%, for the three months ended June 30, 2017 and 2016, respectively, and we recorded income tax expense of $14.1 million and $11.0 million, respectively. The effective income tax rate for the three months ended June 30, 2017 reflected a benefit from the utilization of a valuation allowance at UDC Ireland.

Without the adoption of ASU No. 2016-09, for the three months ended June 30, 2017, the effective income tax rate and income tax expense would have been 24.2% and $14.8 million.

Comparison of the Six Months Ended June 30, 2017 and 2016

We had operating income of $72.6 million for the six months ended June 30, 2017, as compared to operating income of $36.7 million for the six months ended June 30, 2016. The increase in operating income was primarily due to the following:

•	an increase in material sales of $46.8 million partially offset by an increase in the cost of material sales of $11.3 million;
•	an increase in royalties and license fees of $13.3 million; partially offset by
•	an increase in operating expenses of $14.5 million.

We had net income of $57.6 million or $1.21 per basic and diluted share for the six months ended June 30, 2017, compared to net income of $23.8 million or $0.51 per basic and diluted share for the six months ended June 30, 2016. The increase in net income was due to an increase in operating income of $35.9 million and interest income, net, of $489,000, partially offset by an increase in income tax expense of $4.5 million.

Revenue

The following table details our revenues for the six months ended June 31, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
REVENUE:
Material sales	$93,465	$46,619	$46,846	100%
Royalty and license fees	60,692	47,360	13,332	28%
Contract Research Services	3,922	116	3,806	3281%
Total revenue	$158,079	$94,095	$63,984	68%

Total revenue for the six months ended June 30, 2017 increased by $64.0 million compared to the six months ended June 30, 2016. The increase in revenue was the result of an increase in material sales, royalty and license fees, and contract research services.

Material sales

The following table details our revenues derived from material sales for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Material Sales:
Commercial material sales	$66,677	$42,840	$23,837	56%
Developmental material sales	26,788	3,779	23,009	609%
Total material sales	$93,465	$46,619	$46,846	100%

Commercial material sales for the six months ended June 30, 2017 increased by $23.8 million as compared to the six months ended June 30, 2016 due to an increase in sales volume resulting from higher phosphorescent emitter demand.

Developmental material sales for the six months ended June 30, 2017 increased by $23.0 million compared to the six months ended June 30, 2016 due the timing of materials in the development cycle. In the six months ended June 30, 2017, we had several emitters that were being scaled up, compared to minimal such activity in the six months ended June 30, 2016.

Material sales included sales of both phosphorescent emitter and host materials comprised of the following for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Material Sales:
Phosphorescent emitter sales	$92,221	$46,021	$46,200	100%
Host material sales	1,244	598	646	108%
Total material sales	$93,465	$46,619	$46,846	100%

Phosphorescent emitter sales for the six months ended June 30, 2017 increased $46.2 million compared to the six months ended June 30, 2016 due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Host material sales for the six months ended June 30, 2017 increased by $646,000 compared to the six months ended June 30, 2016. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Royalty and license fees	$60,692	$47,360	$13,332	28%

Royalty and license fees for the six months ended June 30, 2017 increased by $13.3 million compared to the six months ended June 30, 2016. The increase was primarily related to the receipt and recognition of $45.0 million of royalty and license fee payments under our patent license agreement with SDC compared to $37.5 million in the prior period, as well as to higher licensed sales from our customers.

Contract research services

Contract research services were as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Contract Research Services	$3,922	$116	$3,806	3281%

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

Contract research services revenue for the six months ended June 30, 2017 increased by $3.8 million compared to the six months ended June 30, 2016. The increase in contract research services revenue was related to contract research sales activities associated with Adesis, which was acquired on July 11, 2016.

Cost of material sales

Cost of material sold for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Material Sales	$93,465	$46,619	$46,846	100%
Cost of material sold	21,993	10,736	11,257	105%
Gross margin on material sales	71,472	35,883	35,589	99%
Gross margin as a % of material sales	76%	77%

Cost of material sold for the six months ended June 30, 2017 increased by $11.3 million as compared to the six months ended June 30, 2016 and was primarily due to an increase in the level of material sales. As a result, gross margin on material sales for the six months ended June 30, 2017 increased by $35.6 million as compared to the six months ended June 30, 2016 with gross margin as a percentage of material sales declining to 76% from 77%, respectively.

Cost of commercial material sold for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Commercial material sales	$66,677	$42,840	$23,837	56%
Cost of commercial material sold	15,921	8,176	7,745	95%
Gross margin on commercial material sales	50,756	34,664	16,092
Gross margin as a % of commercial material sales	76%	81%

Cost of commercial material sold for the six months ended June 30, 2017 increased by $7.7 million as compared to the six months ended June 30, 2016 and was primarily due to an increase in the level of commercial material sales. Gross margin as a percentage of commercial material sales for the six months ended June 30, 2017 increased by $16.1 million as compared to the six months ended June 30, 2016. The decrease in the gross margin as a percentage of commercial material sales was primarily due to unfavorable product mix and a decrease in the average selling prices per gram sold.

Cost of commercial material sold includes the cost of producing materials, shipping costs for such materials, and inventory write-downs, but excludes the cost of producing certain early development material. Depending on the amounts, timing and stage of production of materials, we expect the cost of commercial material sold to fluctuate from quarter to quarter.

Cost of development material sold for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,		Increase
	2017	2016	$	%
Development material sales	$26,788	$3,779	$23,009	609%
Cost of development material sold	6,072	2,560	3,512	137%
Gross margin on development material sales	20,716	1,219	19,497
Gross margin as a % of development material sales	77%	32%

Cost of development material sold for the six months ended June 30, 2017 increased by $3.5 million as compared to the six months ended June 30, 2016 and was due to the timing of emitters in the development cycle. In the six months ended June 30, 2017, we had several emitters that were in the latter stages of the development cycle prior to transitioning through commercial validation, compared to minimal such activity in the six months ended June 30, 2016. This resulted in higher material costs and improved gross margin as a percentage of development material sales in the six months ended June 30, 2017 as compared to the same six-month period in the prior year.

Research and development

Research and development expenses increased to $22.5 million for the six months ended June 30, 2017, as compared to $21.4 million for the six months ended June 30, 2016. The increase in research and development expenses was primarily due to higher third-party contract research services activities.

Selling, general and administrative

Selling, general and administrative expenses increased to $19.9 million for the six months ended June 30, 2017, as compared to $14.3 million for the six months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity, as well as higher employee-related costs and other operating expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $11.0 million for the six months ended June 30, 2017, as compared to $5.6 million for the six months ended June 30, 2016. The increase was due to higher amortization expense of $5.3 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition.

Patent costs

Patent costs increased to $3.2 million for the six months ended June 30, 2017, as compared to $2.6 million for the six months ended June 30, 2016.

Royalty and license expense

Royalty and license expense increased to $4.6 million for the six months ended June 30, 2017, as compared to $2.8 million for the six months ended June 30, 2016. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in qualifying material sales. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other income (expense), net

Interest income, net was $1.5 million for the six months ended June 30, 2017, as compared to $1.0 million for the six months ended June 30, 2016. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense of $13,000 for the six months ended June 30, 2017, as compared to other expense of $1.8 million for the three months ended June 30, 2016. Other expense for the 2016 period primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisition.

Income tax expense

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable, are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 22.3% and 33.5%, for the six months ended June 30, 2017 and 2016, respectively, and the Company recorded income tax expense of $16.5 million and $12.0 million, respectively. The effective income tax rate for the six months ended June 30, 2017 reflected a benefit from the utilization of a valuation allowance at UDC Ireland.

Without the adoption of ASU No. 2016-09, for the six months ended June 30, 2017, the effective income tax rate and income tax expense would have been 24.8% and $18.4 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of June 30, 2017, we had cash and cash equivalents of $109.4 million and short-term investments of $256.1 million, for a total of $365.5 million. This compares to cash and cash equivalents of $139.4 million and short-term investments of $188.6 million, for a total of $328.0 million, as of December 31, 2016.

Cash provided by operating activities was $56.6 million for the six months ended June 30, 2017, compared to cash provided by operating activities of $36.2 million for the six months ended June 30, 2016. The increase in cash provided by operating activities of $20.4 million was due to an increase in net income of $33.8 million and an increase in non-cash adjustments to net income of $7.8 million, partially offset by an increase in cash used in operating assets and liabilities of $21.2 million primarily due to an increase in accounts receivable and inventory.

Cash used in investing activities was $75.6 million for the six months ended June 30, 2017, as compared to cash used in investing activities of $59.4 million for the six months ended June 30, 2016. The increase in cash used in investing activities of $16.2 million was primarily due to the timing of maturities and purchases of investments resulting in net purchases of $65.9 million for the six months ended June 30, 2017, as compared to net sales of $38.8 million for the six months ended June 30, 2016, as well as an increase in purchases of property, plant and equipment of $7.6 million, partially offset by the addition of intangible assets associated with the BASF OLED patent acquisition of $96.0 million purchased in the six months ended June 30, 2016. The increase in property, plant and equipment included the purchase of a previously leased manufacturing facility in Delaware by Adesis, as well as expansion of our OLED manufacturing capacity managed by our subcontractor, PPG, in Ohio.

Cash used in financing activities was $11.0 million for the six months ended June 30, 2017, as compared to $4.4 million for the six months ended June 30, 2016. The increase in cash used in financing activities of $6.6 million was due primarily to an increase in the payment of withholding taxes related to stock-based compensation to employees of $3.7 million as well as the cash payment of dividends in the current year of $2.8 million.

Working capital was $395.5 million as of June 30, 2017, compared to $345.2 million as of June 30, 2016. The increase in working capital was primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the

Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

During the quarter ended June 30, 2017, we acquired 50,630 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the second quarter of 2017 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 - April 30	50,377	$84.08
May 1 - May 31	100	89.90
June 1 - June 30	153	110.65
Total	50,630

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

UNIVERSAL DISPLAY CORPORATION

Date: August 3, 2017	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary