Form 10-Q
period 2017-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2017-11-02
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, the registrant had outstanding 47,040,602 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,153	$139,365
Short-term investments	296,282	188,644
Accounts receivable	43,256	24,994
Inventory	32,733	17,314
Deferred income taxes	—	8,661
Other current assets	9,227	6,392
Total current assets	450,651	385,370
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $35,087 and $32,167	49,358	27,203
ACQUIRED TECHNOLOGY, net of accumulated amortization of $86,162 and $70,714	136,679	152,127
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,652 and $615	15,188	16,225
GOODWILL	15,535	15,535
INVESTMENTS	14,794	14,960
DEFERRED INCOME TAXES	44,618	15,832
OTHER ASSETS	347	307
TOTAL ASSETS	$727,170	$627,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,780	$8,112
Accrued expenses	20,694	19,845
Deferred revenue	10,603	10,282
Other current liabilities	1,199	1,967
Total current liabilities	46,276	40,206
DEFERRED REVENUE	25,658	31,322
RETIREMENT PLAN BENEFIT LIABILITY	32,226	27,563
Total liabilities	104,160	99,091
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,466,087 and 48,270,990 shares issued, and 47,108,224 and 46,913,127 shares outstanding, at September 30, 2017 and December 31, 2016, respectively	485	483
Additional paid-in capital	606,415	604,364
Retained earnings (accumulated deficit)	67,725	(25,557)
Accumulated other comprehensive loss	(11,459)	(10,666)
Treasury stock, at cost (1,357,863 shares at September 30, 2017 and December 31, 2016)	(40,158)	(40,158)
Total shareholders’ equity	623,010	528,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$727,170	$627,559

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Material sales	$47,041	$23,465	$140,506	$70,084
Royalty and license fees	12,013	5,209	72,705	52,569
Contract research services	2,629	1,540	6,551	1,656
Total revenue	61,683	30,214	219,762	124,309
COST OF SALES	13,465	6,458	37,762	17,194
Gross margin	48,218	23,756	182,000	107,115
OPERATING EXPENSES:
Research and development	11,596	10,118	34,099	31,562
Selling, general and administrative	11,695	8,465	31,611	22,728
Amortization of acquired technology and other intangible assets	5,498	5,461	16,485	11,039
Patent costs	1,875	1,900	5,096	4,476
Royalty and license expense	1,764	815	6,342	3,656
Total operating expenses	32,428	26,759	93,633	73,461
OPERATING INCOME (LOSS)	15,790	(3,003)	88,367	33,654
Interest income, net	861	568	2,328	1,544
Other income (expense), net	6	(68)	(7)	(1,982)
Interest and other income, net	867	500	2,321	(438)
INCOME (LOSS) BEFORE INCOME TAXES	16,657	(2,503)	90,688	33,216
INCOME TAX BENEFIT (EXPENSE)	(3,137)	1,003	(19,616)	(10,965)
NET INCOME (LOSS)	$13,520	$(1,500)	$71,072	$22,251
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.28	$(0.03)	$1.50	$0.47
DILUTED	$0.28	$(0.03)	$1.49	$0.47
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	46,801,051	46,947,621	46,716,726	46,889,913
DILUTED	46,871,720	46,947,621	46,793,429	47,015,262
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$—	$0.09	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$13,520	$(1,500)	$71,072	$22,251
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $14, $92, $64 and $139, respectively	27	(171)	117	(256)
Employee benefit plan:
Actuarial (loss) gain, net of tax of $154, $(5), $1,060 and $195, respectively	(283)	(5)	(1,945)	(358)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $199, $141, $549 and $443, respectively	365	278	1,007	814
Net change for employee benefit plan	82	273	(938)	456
Change in cumulative foreign currency translation adjustment	3	12	28	32
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	112	114	(793)	232
COMPREHENSIVE INCOME (LOSS)	$13,632	$(1,386)	$70,279	$22,483

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2016	200,000	$2	48,270,990	$483	$604,364	$(25,557)	$(10,666)	1,357,863	$(40,158)	$528,468
Cumulative effect of recording excess tax benefits from share-based payment arrangements	—	—	—	—	—	26,450	—	—	—	26,450
Net income	—	—	—	—	—	71,072	—	—	—	71,072
Other comprehensive income	—	—	—	—	—	—	(793)	—	—	(793)
Cash dividend	—	—	—	—	—	(4,240)	—	—	—	(4,240)
Exercise of common stock options	—	—	1,750	—	29	—	—	—	—	29
Issuance of common stock to employees	—	—	263,154	2	8,478	—	—	—	—	8,480
Shares withheld for employee taxes	—	—	(108,732)	—	(9,330)	—	—	—	—	(9,330)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	31,064	—	2,190	—	—	—	—	2,190
Issuance of common stock to employees under an ESPP	—	—	7,861	—	684	—	—	—	—	684
BALANCE, SEPTEMBER 30, 2017	200,000	$2	48,466,087	$485	$606,415	$67,725	$(11,459)	1,357,863	$(40,158)	$623,010

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,072	$22,251
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(7,206)	(5,281)
Depreciation	3,638	3,002
Amortization of intangibles	16,485	11,039
Amortization of premium and discount on investments, net	(2,055)	(1,316)
Stock-based compensation to employees	8,467	8,231
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,890	1,273
Change in earnout liability recorded for Adesis acquisition	509	—
Deferred income tax expense	6,804	4,726
Retirement plan expense	3,214	3,004
Decrease (increase) in assets:
Accounts receivable	(18,262)	3,723
Inventory	(15,419)	(3,249)
Other current assets	(2,835)	(4,977)
Other assets	(40)	(249)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,904	(5,134)
Other current liabilities	(768)	(5)
Deferred revenue	1,863	3,296
Net cash provided by operating activities	71,261	40,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,221)	(4,361)
Purchases of intangibles	—	(95,989)
Purchase of business, net of cash acquired	—	(33,163)
Purchases of investments	(456,264)	(380,260)
Proceeds from sale of investments	351,024	434,683
Net cash used in investing activities	(128,461)	(79,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	529	317
Proceeds from the exercise of common stock options	29	182
Payment of withholding taxes related to stock-based compensation to employees	(9,330)	(4,840)
Cash dividends paid	(4,240)	—
Net cash used in financing activities	(13,012)	(4,341)
DECREASE IN CASH AND CASH EQUIVALENTS	(70,212)	(43,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	139,365	97,513
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,153	$54,416
The following non-cash activities occurred:
Unrealized (gain) loss on available-for-sale securities	$(117)	$256
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	174	1,105
Net change in accounts payable and accrued expenses related to purchases of property and equipment	2,572	133
Earnout liability recorded for Adesis acquisition	—	1,510

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Business Combinations

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which is the period when all information necessary is obtained, but not to exceed one year from the acquisition date, adjustments may be recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income.

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

The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of September 30, 2017 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $97,000 and $304,000 for the three and nine months ended September 30, 2017, respectively, and $74,000 and $143,000 for the three and nine months ended September 30, 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled Revenue from Contracts with Customers. The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption as of the original date is optional; however, the Company will adopt the standard beginning January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently analyzing the impact of the new standard on the Company’s revenue contracts, comparing its current accounting policies and practices to the requirements of the new standard, and identifying potential differences that would result from applying the new standard to its contracts. The Company plans to use the “modified retrospective” adoption method. The Company’s most significant license contract expires at the end of 2017 and is anticipated for renewal as of approximately January 1, 2018. As such, the renewed contract will be accounted for in accordance with the new revenue recognition standard. The Company is also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018.

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

The fair value of the customer relationships asset was determined using the income approach through an excess earnings analysis which estimates value based on the present value of future economic benefits. The customer relationships intangible asset represents relationships between Adesis and its customers. The fair value of the internally-developed IP, processes and recipes was determined by utilizing the relief-from-royalty methodology. The fair value of the Adesis trade name asset was determined using the income approach through a relief-from-royalty analysis. The determination of useful lives was based upon consideration of market participant assumptions and transaction specific factors.

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
September 30, 2017
Certificates of deposit	$1,230	$2	$—	$1,232
Commercial paper	—	—	0	—
Corporate bonds	69,886	6	(206)	69,686
U.S. Government securities	245,147	25	(17)	245,155
	$316,263	$33	$(223)	$316,073
December 31, 2016
Certificates of deposit	$3,362	$3	$—	$3,365
Commercial paper	2,998	—	(2)	2,996
Corporate bonds	209,595	6	(377)	209,224
U.S. Government securities	32,996	1	(3)	32,994
	$248,951	$10	$(382)	$248,579

As of September 30, 2017, there was $5.0 million of government securities included in cash equivalents in the consolidated balance sheet.

5.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$17,994	$17,994	$—	$—
Short-term investments	296,282	296,282	—	—
Long-term investments	14,794	14,794	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$71,773	$71,773	$—	$—
Short-term investments	188,644	188,644	—	—
Long-term investments	14,960	14,960	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of September 30, 2017 or December 31, 2016.

6.	INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$13,051	$6,539
Work-in-process	4,833	3,719
Finished goods	14,849	7,056
Inventory	$32,733	$17,314

7.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

September 30, 2017
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(86,162)
Acquired technology, net	$136,679

Amortization expense related to acquired technology was $5.1 million for the three months ended September 30, 2017 and 2016, respectively, and $15.5 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $20.6 million for each of the next five fiscal years.

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

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(1,084)	$9,436
Internally-developed IP, processes and recipes	4,820	(388)	4,432
Trade name/Trademarks	1,500	(180)	1,320
Total identifiable intangible assets	$16,840	$(1,652)	$15,188

Amortization expense related to other intangible assets was $349,000 and $311,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $311,000 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million in 2017 and in each of the four subsequent fiscal years.

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of September 30, 2017, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $7.1 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through September 30, 2017, the Company incurred $305,000 in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.8 million and $853,000 for the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2017 or 2016.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $673,000 and $395,000 for the three months ended September 30, 2017 and 2016, respectively, and $920,000 and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

10.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 100 million shares of $0.01 par value common stock and five million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of September 30, 2017, the Company had issued 48,466,087 shares of common stock of which 47,108,224 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding.

Scientific Advisory Board and Employee Awards

During the first three quarters of 2017 and 2016, the Company granted a total of 5,590 and 27,967 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2016 and 2015, respectively. The fair value of the shares issued was $165,000 and $1.1 million, respectively, for shares issued to employees and $300,000 for both quarters for shares issued to members of the Scientific Advisory Board, which amounts were accrued at December 31, 2016 and 2015, respectively. In connection with the issuance of these grants, 605 and 8,106 shares, with fair values of $55,000 and $410,000, were withheld in satisfaction of employee tax withholding obligations in 2017 and 2016, respectively.

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

Dividends

During the three months ended September 30, 2017, the Company declared and paid cash dividends of $0.03 per common share, or $1.4 million, and during the nine months ended September 30, 2017, the Company declared and paid cash dividends of $0.09 per common share or $4.2 million, on the Company’s outstanding common stock.

On October 31, 2017, the Company’s Board of Directors declared a third quarter dividend of $0.03 per common share to be paid on December 29, 2017. All future dividends will be subject to the approval of the Company’s Board of Directors.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2016, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive gain (loss) before reclassification	117	—	28	145
Actuarial gain (loss)	—	(1,945)	—	(1,945)
Reclassification to net income (1)	—	1,007	—	1,007	Selling, general and administrative, research and development, and cost of material sales
Change during period	117	(938)	28	(793)
Balance September 30, 2017, net of tax	$(129)	$(11,293)	$(37)	$(11,459)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2015, net of tax	$(111)	$(9,708)	$—	$(9,819)
Other comprehensive (loss) gain before reclassification	(256)	—	32	(224)
Actuarial gain (loss)	—	(358)	—	(358)
Reclassification to net income (1)	—	814	—	814	Selling, general and administrative, research and development, and cost of material sales
Change during period	(256)	456	32	232
Balance September 30, 2016, net of tax	$(367)	$(9,252)	$32	$(9,587)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.0 million and $814,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2017, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2017, there were 2,523,598 shares that remained available to be granted under the Equity Compensation Plan.

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

During the nine months ended September 30, 2017, the Company granted 39,025 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $3.7 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2017 and 2016, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $2.1 million and $1.9 million, respectively, research and development expense of $402,000 and $376,000, respectively, and cost of material sales of $127,000 and $94,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $6.2 million and $5.3 million, respectively, research and development expense of $1.2 million and $1.4 million, respectively, and cost of material sales of $317,000 and $352,000, respectively.

In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2017 and 2016, 88,910 and 83,553 shares, with aggregate fair values of $7.7 million and $4.4  million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended September 30, 2017 and 2016, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $193,000 and $10,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $639,000 and $174,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2017 and 2016, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-

employee members of the Board of Directors, selling, general and administrative expense of $370,000 and $369,000, respectively.  For the nine months ended September 30, 2017 and 2016, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.3 million and $1.1 million, respectively.  In connection with the vesting of the restricted stock, the Company issued 21,250 and 22,500 shares, during the nine months ended September 30, 2017 and 2016, to non-employee members of the Board of Directors.

Performance Unit Awards

During the nine months ended September 30, 2017, the Company granted 15,638 performance units, of which 7,817 are subject to a performance-based vesting and 7,821 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.7 million on the date of grant.

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

For the three months ended September 30, 2017 and 2016, the Company recorded general and administrative expense of $284,000 and $281,000, respectively, research and development expense of $70,000 and $78,000, respectively, and cost of material sales of $29,000 and $29,000, respectively, related to performance units. For the nine months ended September 30, 2017 and 2016, the Company recorded general and administrative expense of $445,000 and $836,000, respectively, research and development expense of $98,000 and $232,000, respectively, and cost of material sales of $46,000 and $85,000, respectively, related to performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2017 and 2016, 19,217 and none shares with an aggregate fair value of $1.6 million and none, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the nine months ended September 30, 2017 and 2016, the Company issued 7,861 and 6,808 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $529,000 and $318,000, respectively.

For the three months ended September 30, 2017 and 2016, the Company recorded charges of $20,000 and $10,000, respectively, to selling, general and administrative expense, $21,000 and $17,000, respectively, to research and development expense, and $13,000 and $4,000, respectively, to cost of material sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the nine months ended September 30, 2017 and 2016, the Company recorded charges of $56,000 and $31,000, respectively, to selling, general and administrative expense, $68,000 and $51,000, respectively, to research and development expense, and $31,000 and $12,000, respectively, to cost of material sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

13.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability for certain participants in the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2017, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$303	$354	$906	$1,062
Interest cost	258	219	752	656
Amortization of prior service cost	417	415	1,247	1,245
Amortization of loss	148	3	309	11
Total net periodic benefit cost	$1,126	$991	$3,214	$2,974

14.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into an OLED Materials Agreement (see Note 9) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2017 and December 31, 2016, the Company had purchase commitments for inventory of $13.7 million and $5.0 million, respectively.

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

Included in contract services revenue in the accompanying statement of operations is zero and $32,000 for the three months ended September 30, 2017 and 2016, respectively, and $10,000 and $148,000 for the nine months ended September 30, 2017 and 2016, respectively, which was derived from contracts with United States government agencies. Revenues derived from contracts with United States government agencies represented less than 1% of the consolidated revenue for all periods presented.

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended September 30,		% of Revenues for the nine months ended September 30,		Accounts Receivable as of
Customer	2017	2016	2017	2016	September 30, 2017
A	43%	36%	59%	57%	$20,616
B	31%	45%	25%	33%	$11,960
C	14%	7%	7%	5%	$4,991

Revenues from outside of North America represented approximately 96% and 95% of consolidated revenue for the three months ended September 30, 2017 and 2016, respectively, and 96% and 98% of consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2017	2016	2017	2016
South Korea	$45,803	$24,852	$185,937	$111,994
China	10,234	2,095	18,130	5,663
Japan	2,462	1,230	5,590	3,334
Other non-U.S. locations	597	396	2,132	1,416
Total non-U.S. locations	$59,096	$28,573	$211,789	$122,407
United States	2,587	1,641	7,973	1,902
Total revenue	$61,683	$30,214	$219,762	$124,309

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2017	December 31, 2016
United States	$47,695	$26,917
Other	1,663	286
Total long-lived assets	$49,358	$27,203

Substantially all chemical materials were purchased from one supplier. See Note 9.

16.	INCOME TAXES:

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption.

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 18.8% and 21.6%, respectively, for the three and nine months ended September 30, 2017. The tax rate reflected a benefit from the utilization of a valuation allowance at UDC Ireland. For the three and nine months ended September 30, 2017 the Company recorded income tax expense of $3.1 million and $19.6 million, respectively.

Without the adoption of ASU No. 2016-09, for the three and nine months ended September 30, 2017 the effective income tax rate would have been 21.9% and 24.3%, respectively, and income tax expense would have been $3.6 million and $22.0 million, respectively.

The effective income tax rate was a benefit of 40.1% and an expense of 33.0%, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, an income tax benefit of $1.0 million and an income tax expense of $11.0 million, respectively, was recorded primarily related to foreign tax withheld on royalty and license fees paid to the Company and federal income taxes.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$13,520	$(1,500)	$71,072	$22,251
Adjustment for Basic EPS:
Earning allocated to unvested shareholders	(199)	—	(1,149)	—
Adjusted net income	$13,321	$(1,500)	$69,923	$22,251
Denominator:
Weighted average common shares outstanding – Basic	46,801,051	46,947,621	46,716,726	46,889,913
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,130	—	2,438	5,948
Restricted stock awards and units and performance units	69,539	—	74,265	119,401
Weighted average common shares outstanding – Diluted	46,871,720	46,947,621	46,793,429	47,015,262
Net income per common share:
Basic	$0.28	$(0.03)	$1.50	$0.47
Diluted	$0.28	$(0.03)	$1.49	$0.47

For the three months ended September 30, 2017 and 2016, there were zero and 125,869 unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2017 and 2016, there were zero unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

Our commercial license agreement with Samsung Display Co., Ltd. (SDC) currently runs through the end of 2017 and covers the manufacture and sale of specified OLED display products. As of the date of this filing, we are continuing to negotiate with SDC on the terms of a new business agreement. Under the current agreement, we are being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which are due in the second and fourth quarter of each year, increase on an annual basis over the term of the agreement. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. Ratable recognition of revenue is impacted by the agreement's extended increasing payment terms in light of our limited history with similar agreements. As a result, revenue is recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the agreement are recognized as revenue when they become due and payable, which is currently scheduled to be in the second and fourth quarter of each year.

At the same time we entered into the current patent license agreement with SDC, we also entered into a new supplemental material purchase agreement with SDC. Under the current supplemental material purchase agreement, SDC agrees to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum purchase commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. The minimum purchase amounts increase on an annual basis over the term of the supplemental agreement. These amounts were determined through negotiation based on a number of factors, including, without limitation, estimates of SDC’s OLED business growth as a percentage of published OLED market forecasts and SDC’s projected minimum usage of red and green phosphorescent emitter materials over the term of the agreement. This agreement also expires at the end of 2017 and as of the date of this filing, we are continuing to negotiate with SDC on the terms of a new business arrangement.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 and 2016

We had operating income of $15.8 million for the three months ended September 30, 2017, compared to operating loss of $3.0 million for the three months ended September 30, 2016. The increase in operating income was primarily due to the following:

•	an increase in material sales of $23.6 million partially offset by an increase in the cost of material sales of $6.2 million;
•	an increase in royalties and license fees of $6.8 million; partially offset by
•	an increase in operating expenses of $5.7 million.

We had net income of $13.5 million or $0.28 per basic and diluted share for the three months ended September 30, 2017 as compared to net loss of $1.5 million or $0.03 per basic and diluted share for the three months ended September 30, 2016. The increase in net income was due to an increase in operating income of $18.8 million, partially offset by an increase in income tax expense of $4.1 million.

Revenue

The following table details our revenues for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	$	%
REVENUE:
Material sales	$47,041	$23,465	$23,576	100%
Royalty and license fees	12,013	5,209	6,804	131%
Contract research services	2,629	1,540	1,089	71%
Total revenue	$61,683	$30,214	$31,469	104%

Total revenue for the three months ended September 30, 2017 increased by $31.5 million as compared to the three months ended September 30, 2016. The increase in revenue was the result of an increase in material sales, royalty and license fees, and contract research services.

Material sales

The following table details our revenues derived from material sales for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Material Sales:
Commercial material sales	$43,889	$19,925	$23,964	120%
Developmental material sales	3,152	3,540	(388)	(11)%
Total material sales	$47,041	$23,465	$23,576	100%

Commercial material sales include sales of phosphorescent emitter material that we have validated for high-volume commercial production. Commercial material sales for the three months ended September 30, 2017 increased by $24.0 million as compared to the three months ended September 30, 2016 due to an increase in sales volume resulting from higher phosphorescent emitter demand.

Developmental material sales include sales of new materials for customer evaluation, and sales of materials that are being scaled up for high volume commercial production. Developmental material sales for the three months ended September 30, 2017 decreased by $388,000 as compared to the three months ended September 30, 2016 due to the timing of materials in the development cycle.

Material sales included sales of both phosphorescent emitter and host materials comprised of the following for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Material Sales:
Phosphorescent emitter sales	$46,869	$23,087	$23,782	103%
Host material sales	172	378	(206)	(54)%
Total material sales	$47,041	$23,465	$23,576	100%

Phosphorescent emitter sales for the three months ended September 30, 2017 increased $23.8 million as compared to the three months ended September 30, 2016 due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Host material sales for the three months ended September 30, 2017 decreased by $206,000 as compared to the three months ended September 30, 2016 and primarily consisted of developmental host materials. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	$	%
Royalty and license fees	$12,013	$5,209	$6,804	131%

Royalty and license fees for the three months ended September 30, 2017 increased by $6.8 million as compared to the three months ended September 30, 2016. The increase was primarily related to higher licensed sales and royalties from our customers.

.

Contract research services

Contract research services were as follows for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	$	%
Contract research services	$2,629	$1,540	$1,089	71%

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

Contract research services revenue for the three months ended September 30, 2017 increased by $1.1 million as compared to the three months ended September 30, 2016. The increase in contract research services revenue was related to contract research sales associated with Adesis, which was acquired on July 11, 2016 and as such included less than three months of sales activity in the prior year.

Cost of material sales

Cost of material sales for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	$	%
Material Sales	$47,041	$23,465	$23,576	100%
Cost of material sold	11,755	5,599	6,156	110%
Gross margin on material sales	35,286	17,866	17,420	98%
Gross margin as a % of material sales	75%	76%

Cost of material sales for the three months ended September 30, 2017 increased by $6.2 million as compared to the three months ended September 30, 2016 and was primarily due to an increase in the level of material sales. As a result, gross margin on material sales for the three months ended September 30, 2017 increased by $17.4 million as compared to the three months ended September 30, 2016 with gross margin as a percentage of material sales declining to 75% from 76%, respectively.

Cost of commercial material sold for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Increase
	2017	2016	$	%
Commercial material sales	$43,889	$19,925	$23,964	120%
Cost of commercial material sold	11,022	4,097	6,925	169%
Gross margin on commercial material sales	32,867	15,828	17,039	108%
Gross margin as a % of commercial material sales	75%	79%

Cost of commercial material sold for the three months ended September 30, 2017 increased by $6.9 million as compared to the three months ended September 30, 2016 and was due to an increase in the level of commercial material sales. Gross margin on commercial material sales for the three months ended September 30, 2017 increased by $17.0 million as compared to the three months ended September 30, 2016.

Cost of commercial material sold includes the cost of producing materials, shipping costs for such materials and inventory write-downs, but excludes the cost of producing certain early development material. Depending on the amount, timing and stage of production of such materials, we expect the cost of commercial materials sold to fluctuate from quarter to quarter.

Cost of development material sold for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Development material sales	$3,152	$3,540	$(388)	-11%
Cost of development material sold	733	1,502	(769)	-51%
Gross margin on development material sales	2,419	2,038	381	19%
Gross margin as a % of development material sales	77%	58%

Cost of development material sold for the three months ended September 30, 2017 decreased by $769,000 as compared to the three months ended September 30, 2016.

Research and development

Research and development expenses increased to $11.6 million for the three months ended September 30, 2017, as compared to $10.1 million for the three months ended September 30, 2016. The increase in research and development expenses was primarily due to higher employee-related and other operating costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $11.7 million for the three months ended September 30, 2017, as compared to $8.5 million for the three months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity, as well as higher employee-related and other operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three months ended September 30, 2017 and 2016.

Patent costs

Patent costs were $1.9 million for both of the three months ended September 30, 2017 and 2016.

Royalty and license expense

Royalty and license expense increased to $1.8 million for the three months ended September 30, 2017, as compared to $815,000 for the three months ended September 30, 2016. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in qualifying material sales. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other income (expense), net

Interest income, net was $861,000 for the three months ended September 30, 2017, as compared to $568,000 for the three months ended September 30, 2016. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other income of $6,000 for the three months ended September 30, 2017, as compared to other expense of $68,000 for the three months ended September 30, 2016.

Income tax expense

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.8% and a benefit of 40.1%, for the three months ended September 30, 2017 and 2016, respectively, and we recorded income tax expense of $3.1 million and an income tax benefit of $1.0 million, respectively. The effective income tax rate for the three months ended September 30, 2017 reflected a benefit from the utilization of a valuation allowance at UDC Ireland.

Without the adoption of ASU No. 2016-09, for the three months ended September 30, 2017, the effective income tax rate and income tax expense would have been 21.9% and $3.6 million.

Comparison of the Nine Months Ended September 30, 2017 and 2016

We had operating income of $88.4 million for the nine months ended September 30, 2017, as compared to operating income of $33.7 million for the nine months ended September 30, 2016. The increase in operating income was primarily due to the following:

•	an increase in material sales of $70.4 million partially offset by an increase in the cost of material sales of $17.4 million;
•	an increase in royalties and license fees of $20.1 million; partially offset by
•	an increase in operating expenses of $20.2 million.

We had net income of $71.1 million or $1.50 per basic and $1.49 per diluted share for the nine months ended September 30, 2017, compared to net income of $22.3 million or $0.47 per basic and diluted share for the nine months ended September 30, 2016. The increase in net income was due to an increase in operating income of $54.7 million, partially offset by an increase in income tax expense of $8.7 million.

Revenue

The following table details our revenues for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
REVENUE:
Material sales	$140,506	$70,084	$70,422	100%
Royalty and license fees	72,705	52,569	20,136	38%
Contract Research Services	6,551	1,656	4,895	296%
Total revenue	$219,762	$124,309	$95,453	77%

Total revenue for the nine months ended September 30, 2017 increased by $95.5 million compared to the nine months ended September 30, 2016. The increase in revenue was the result of an increase in material sales, royalty and license fees, and contract research services.

Material sales

The following table details our revenues derived from material sales for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Material Sales:
Commercial material sales	$110,566	$62,766	$47,800	76%
Developmental material sales	29,940	7,318	22,622	309%
Total material sales	$140,506	$70,084	$70,422	100%

Commercial material sales for the nine months ended September 30, 2017 increased by $47.8 million as compared to the nine months ended September 30, 2016 due to an increase in sales volume resulting from higher phosphorescent emitter demand.

Developmental material sales for the nine months ended September 30, 2017 increased by $22.6 million compared to the nine months ended September 30, 2016 due to the timing of materials in the development cycle. In the nine months ended September 30, 2017, we had several emitters that were being scaled up, compared to minimal such activity in the nine months ended September 30, 2016.

Material sales included sales of both phosphorescent emitter and host materials comprised of the following for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Material Sales:
Phosphorescent emitter sales	$139,090	$69,092	$69,998	101%
Host material sales	1,416	992	424	43%
Total material sales	$140,506	$70,084	$70,422	100%

Phosphorescent emitter sales for the nine months ended September 30, 2017 increased $70.0 million compared to the nine months ended September 30, 2016 due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Host material sales for the nine months ended September 30, 2017 increased by $424,000 compared to the nine months ended September 30, 2016 and primarily consisted of developmental host materials. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Royalty and license fees	$72,705	$52,569	$20,136	38%

Royalty and license fees for the nine months ended September 30, 2017 increased by $20.1 million compared to the nine months ended September 30, 2016. The increase was primarily related to the receipt and recognition of $45.0 million of royalty and license fee payments under our patent license agreement with SDC compared to $37.5 million in the prior period, as well as to higher licensed sales and royalties from our customers.

Contract research services

Contract research services were as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Contract Research Services	$6,551	$1,656	$4,895	296%

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

Contract research services revenue for the nine months ended September 30, 2017 increased by $4.9 million compared to the nine months ended September 30, 2016. The increase in contract research services revenue was related to contract research sales associated with Adesis, which was acquired on July 11, 2016 and as such included less than three months of sales activity in the prior year.

Cost of material sales

Cost of material sold for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Material Sales	$140,506	$70,084	$70,422	100%
Cost of material sold	33,748	16,335	17,413	107%
Gross margin on material sales	106,758	53,749	53,009	99%
Gross margin as a % of material sales	76%	77%

Cost of material sold for the nine months ended September 30, 2017 increased by $17.4 million as compared to the nine months ended September 30, 2016 and was primarily due to an increase in the level of material sales. As a result, gross margin on material sales for the nine months ended September 30, 2017 increased by $53.0 million as compared to the nine months ended September 30, 2016 with gross margin as a percentage of material sales declining to 76% from 77%, respectively.

Cost of commercial material sold for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Commercial material sales	$110,566	$62,766	$47,800	76%
Cost of commercial material sold	26,943	12,276	14,667	119%
Gross margin on commercial material sales	83,623	50,490	33,133	66%
Gross margin as a % of commercial material sales	76%	80%

Cost of commercial material sold for the nine months ended September 30, 2017 increased by $14.7 million as compared to the nine months ended September 30, 2016 and was primarily due to an increase in the level of commercial material sales. Gross margin as a percentage of commercial material sales for the nine months ended September 30, 2017 increased by $33.1 million as compared to the nine months ended September 30, 2016. The decrease in the gross margin as a percentage of commercial material sales was primarily due to unfavorable product mix and a decrease in the average selling prices per gram sold.

Cost of commercial material sold includes the cost of producing materials, shipping costs for such materials, and inventory write-downs, but excludes the cost of producing certain early development material. Depending on the amounts, timing and stage of production of materials, we expect the cost of commercial material sold to fluctuate from quarter to quarter.

Cost of development material sold for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2017	2016	$	%
Development material sales	$29,940	$7,318	$22,622	309%
Cost of development material sold	6,805	4,059	2,746	68%
Gross margin on development material sales	23,135	3,259	19,876	610%
Gross margin as a % of development material sales	77%	45%

Cost of development material sold for the nine months ended September 30, 2017 increased by $2.7 million as compared to the nine months ended September 30, 2016 and was due to the timing of emitters in the development cycle. In the nine months ended September 30, 2017, we had several emitters that were in the latter stages of the development cycle prior to transitioning through commercial validation, compared to minimal such activity in the nine months ended September 30, 2016. This resulted in higher material costs and improved gross margin as a percentage of development material sales in the nine months ended September 30, 2017 as compared to the same nine-month period in the prior year.

Research and development

Research and development expenses increased to $34.1 million for the nine months ended September 30, 2017, as compared to $31.6 million for the nine months ended September 30, 2016. The increase in research and development expenses was primarily due to higher third-party contract research services activities.

Selling, general and administrative

Selling, general and administrative expenses increased to $31.6 million for the nine months ended September 30, 2017, as compared to $22.7 million for the nine months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity, as well as higher employee-related costs and other operating expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $16.5 million for the nine months ended September 30, 2017, as compared to $11.0 million for the nine months ended September 30, 2016. The increase was due to higher amortization expense of $5.5 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition.

Patent costs

Patent costs increased to $5.1 million for the nine months ended September 30, 2017, as compared to $4.5 million for the nine months ended September 30, 2016.

Royalty and license expense

Royalty and license expense increased to $6.3 million for the nine months ended September 30, 2017, as compared to $3.7 million for the nine months ended September 30, 2016. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in qualifying material sales. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other income (expense), net

Interest income, net was $2.3 million for the nine months ended September 30, 2017, as compared to $1.5 million for the nine months ended September 30, 2016. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense of $7,000 for the nine months ended September 30, 2017, as compared to other expense of $2.0 million for the nine months ended September 30, 2016. Other expense for the 2016 period primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisition.

Income tax expense

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under the previous guidance, tax effects of deductions for employee share awards in excess of compensation cost ("windfalls") were recorded in equity in the period in which the deductions actually reduced income taxes payable and any unrecognized tax benefits were tracked separately off the balance sheet. Under the new guidance, excess tax benefits and deficiencies are recorded in the income statement in the period in which stock awards vest or are settled, and any excess tax benefits not previously recognized because the related tax deduction had not reduced current taxes payable are recorded through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 21.6% and 33.0%, for the nine months ended September 30, 2017 and 2016, respectively, and the Company recorded income tax expense of $19.6 million and $11.0 million, respectively. The effective income tax rate for the nine months ended September 30, 2017 reflected a benefit from the utilization of a valuation allowance at UDC Ireland.

Without the adoption of ASU No. 2016-09, for the nine months ended September 30, 2017, the effective income tax rate and income tax expense would have been 24.3% and $22.0 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2017, we had cash and cash equivalents of $69.2 million and short-term investments of $296.3 million, for a total of $365.4 million. This compares to cash and cash equivalents of $139.4 million and short-term investments of $188.6 million, for a total of $328.0 million, as of December 31, 2016.

Cash provided by operating activities was $71.3 million for the nine months ended September 30, 2017, compared to cash provided by operating activities of $40.3 million for the nine months ended September 30, 2016. The increase in cash provided by operating activities of $30.9 million was due to an increase in net income of $48.8 million and an increase in non-cash adjustments to net income of $7.1 million, partially offset by an increase in cash used in operating assets and liabilities of $25.0 million primarily due to an increase in accounts receivable and inventory. The increase in accounts receivable and inventory was primarily due to higher revenue and increased production activity to meet higher material sales demand.

Cash used in investing activities was $128.5 million for the nine months ended September 30, 2017, as compared to cash used in investing activities of $79.1 million for the nine months ended September 30, 2016. The increase in cash used in investing activities of $49.4 million was primarily due to the timing of maturities and purchases of investments resulting in net purchases of $105.2 million for the nine months ended September 30, 2017, as compared to net sales of $54.4 million for the nine months ended September 30, 2016, as well as an increase in purchases of property, plant and equipment of $18.9 million, partially offset by the addition of intangible assets associated with the BASF OLED patent acquisition of $95.6 million and the acquisition of Adesis of $33.2 million, purchased in the nine months ended September 30, 2016. The increase in property, plant and equipment included the purchase of a previously leased manufacturing facility in Delaware by Adesis, as well as expansion of our OLED manufacturing capacity managed by our subcontractor, PPG, in Ohio.

Cash used in financing activities was $13.0 million for the nine months ended September 30, 2017, as compared to $4.3 million for the nine months ended September 30, 2016. The increase in cash used in financing activities of $8.7 million was due primarily to an increase in the payment of withholding taxes related to stock-based compensation to employees of $4.5 million as well as the cash payment of dividends in the current year of $4.2 million.

Working capital was $404.4 million as of September 30, 2017, compared to $311.4 million as of September 30, 2016. The increase in working capital was primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

During the quarter ended September 30, 2017, we acquired 7,567 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the third quarter of 2017 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
July 1 - July 31	7,194	$109.10
August 1 - August 31	301	112.04
September 1 - September 30	72	126.95
Total	7,567

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

UNIVERSAL DISPLAY CORPORATION

Date: November 2, 2017	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary