Form 10-K
period 2017-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2018-02-22
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2017, was $4,523,257,539.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 20, 2018, the registrant had outstanding 47,050,527 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2018, are incorporated by reference into Part III of this report.

i

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

Our primary business strategy is to (1) further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, wearable electronic devices, tablets, notebook computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining our relationships with world-class universities and other partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). We currently own, exclusively license or have the sole right to sublicense more than 4,500 patents issued and pending worldwide.

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

Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in a wide variety of electronic devices, such as smartphones, wearables and tablets. Manufacturers are increasingly commercializing large area OLED displays for use in televisions. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

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

Broad Portfolio of Intellectual Property

We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts, acquisitions, and our relationships with world-class partners such as Princeton, USC, Michigan and PPG Industries, we own, exclusively license or have the sole right to sublicense more than 4,500 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola, and in 2012, we acquired the entire worldwide patent portfolio of more than 1,200 OLED patents and patent applications of Fujifilm Corporation (Fujifilm). In 2016, we acquired more than 500 issued and then pending patents in the area of phosphorescent materials and technologies from BASF SE (BASF). We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

Leading Supplier of UniversalPHOLED® Emitter Materials

We are the leading supplier of phosphorescent emitter materials to OLED product manufacturers. The emitter material, which is designed to efficiently convert electrical energy to a desired wavelength of light, is the key component in an OLED device. We develop, supply, and offer for sale proprietary phosphorescent emitter materials. PPG Industries currently manufactures our materials for us, which we then qualify and resell to OLED product manufacturers. We record revenues based on our sales of these materials to OLED product manufacturers. Our sales allow us to maintain close technical and business relationships with the OLED product manufacturers purchasing our proprietary materials, which in turn further supports our technology licensing business.

Established Material Supply Relationships

We have established relationships with well-known manufacturers that are using, or are evaluating for use, our OLED materials in commercial products. In 2017, our customers for such materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), AU Optronics Corporation (AU Optronics), BOE Technology Group Co., Ltd. (BOE), Konica Minolta Holdings Inc. (Konica Minolta), Tianma Micro-electronics Co., Ltd. (Tianma), Tohoku Pioneer Corporation, Innolux Corporation (Innolux) (formerly Chimei Innolux Corporation), Kaneka Corporation (Kaneka), and EverDisplay Optronics (Shanghai) Limited, among others.

Licensing Our OLED Technologies and Patents

We license our proprietary OLED technologies and patents to product manufacturers on a non-exclusive basis. We do not directly manufacture or sell OLED display or lighting products. Instead, we enter into licensing arrangements with OLED product manufacturers who pay us license fees and/or royalties based on their sales of licensed products. We believe this business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. We also believe that this approach may reduce potential competitive conflicts between our customers and us.

Licenses with Key Product Manufacturers

We have licensed our OLED technologies and patents to manufacturers for use in commercial products. In 2017, we had license agreements for the manufacture and sale of certain display products with SDC (as successor to Samsung Mobile Display Co. Ltd.), LG Display, BOE, and Tianma. We also have license agreements with Konica Minolta, Sumitomo Chemical Company, Ltd. (Sumitomo), Lumiotec, Inc. (Lumiotec), Pioneer Corporation (Pioneer), Kaneka and OLEDWorks L.L.C. (OLEDWorks) for the manufacture of OLED lighting products. Additionally, we have a license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us.

Complementary UniversalPHOLED® Host Material Business

We develop, supply and offer for sale certain of our proprietary phosphorescent host materials to OLED product manufacturers. In one design, the emitter material is disbursed into a host material, with the resulting mixture consisting of predominantly host material. We believe that host material sales can be complementary to our phosphorescent emitter material sales business; however, our OLED product manufacturing customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials. In addition, the host material business is more competitive than the phosphorescent emitter material sales business. This means our long-term prospects for host material sales are uncertain.

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

Our Business Strategy

Our current business strategy is to promote and continue to expand our portfolio of OLED technologies and materials for widespread use in OLED displays and lighting products. We generate revenues primarily by selling our proprietary OLED materials and licensing our OLED technologies to display and lighting product manufacturers. We are presently focused on the following steps to implement our business strategy:

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

Business and Geographic Markets

We derive revenue from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;
•	intellectual property and technology licensing; and
•	contract research services in the areas of organic and organometallic materials synthesis research, development and commercialization;
•	technology development and support, including government contract work and support provided to third parties for commercialization of their OLED products.

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

We receive a majority of our revenues from customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers. In particular, one of our key customers located in the Asia-Pacific region, SDC, accounted for 62% of our consolidated revenues for 2017. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2017, we continued our commercial supply relationships with companies such as SDC, LG Display and Tianma to use such materials to manufacture OLED displays. In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our intellectual property, research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:

FOLED ™ Flexible OLEDs

We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid substrates such as glass. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Eventually, FOLEDs may be capable of being rolled into a cylinder, similar to a window shade. These features create the possibility of new display product applications that do not exist commercially today, such as a portable, roll-up Internet connectivity and communications device as well as enhance the usefulness of such devices in ruggedized, industrial and wearable computing systems. One of our customers, LG Display, recently demonstrated a 65-inch rollable display at the 2018 CES (Consumer Electronics Show) in Las Vegas. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. We currently are conducting research and development on FOLED technologies internally.

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

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We have installed a prototype OVJP tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan.

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

Relationships with OLED Display Manufacturers

We license our OLED technologies and patents to display manufacturers for use in commercial products, and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes.  We have been collaborating with some of these display manufacturers for many years.

We have been working with SDC and providing our PHOLED materials to SDC for evaluation since 2001. Under the terms of a 2011 patent license agreement, we licensed our patents and technologies to SDC for its manufacture and sale of AMOLED display products.  Under the terms of a 2011 supplemental purchase agreement, we supplied our proprietary PHOLED materials to SDC for its use in manufacturing licensed products. We also continue to supply SDC with our proprietary UniversalPHOLED materials for use in its development efforts under a 2001 joint development agreement.

The 2011 license and purchase agreements with SDC expired on December 31, 2017, and on February 13, 2018, we entered into a new patent license agreement and supplemental purchase agreement, with an effective date of January 1, 2018. These 2018 agreements extend for a five-year term and provide SDC with an option to extend the agreements for two additional years. Under the 2018 license agreement, SDC has a non-exclusive license to make and sell certain OLED displays under our patent portfolio, and pays us license fees. The 2018 supplemental purchase agreement provides for certain minimum annual purchase obligations of phosphorescent emitter material from us for use in the manufacture of licensed products. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices.

We have been working with LG Display or its affiliates for over 15 years. Under the terms of an OLED commercial supply agreement which was effective as of January 1, 2015, we continued to supply our proprietary PHOLED materials for use in licensed AMOLED display products. Under a concurrent 2015 OLED patent license agreement, LG Display has a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The license agreement calls for license fees, prepaid royalties and running royalties on licensed products. The agreements provide for certain other minimum obligations relating to the volume of materials sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. Revenue under these agreements is predominantly tied to LG Display’s sales of OLED licensed products.

In 2017, we entered into long-term, multi-year agreements with BOE, granting BOE non-exclusive license rights to manufacture and sell licensed OLED display products using phosphorescent emitter materials purchased from us. These agreements superseded our 2016 commercial supply agreement with BOE.

In 2017, we continued to supply our proprietary OLED materials to Tianma for use in its commercial AMOLED display products and for evaluation purposes, under a 2016 material supply agreement. We also continued to license certain of our OLED patents and technologies to Tianma under a 2016 OLED patent license agreement.

We have been collaborating with AU Optronics since 2001, and we continue to provide our proprietary PHOLED materials to AU Optronics under a 2016 commercial supply agreement through which AU Optronics also has certain license rights.

We also continue to support numerous display manufacturers in their evaluation of our technologies and proprietary OLED materials, through evaluation arrangements in which we provide our proprietary OLED materials to such manufacturers for limited scale commercial production, evaluation and for purposes of development, manufacturing qualification and product testing. Many of these strategic relationships have been in place for longer than a decade, and we continue to establish new relationships.

In 2017, we announced that we entered into new OLED evaluation agreements with EverDisplay Optronics (Shanghai) Limited and Shenzhen Royole Display Technologies Co. Ltd. We also expanded the terms of our existing evaluation agreement relationships with Japan Display Inc. and with Sharp Corporation.

Relationships with OLED Lighting Manufacturers

We license our OLED technologies and patents to lighting manufacturers for use in commercial products, and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes.  Many of these strategic relationships have also been in place for longer than a decade.

Since 2004, we have been supporting Konica Minolta in its efforts to develop OLED lighting products. We continue to license our patents and technology to Konica Minolta under a 2008 OLED technology license agreement for its manufacture and sale of OLED lighting products that utilize our phosphorescent and other OLED technologies. We also continue to provide Konica Minolta with our proprietary PHOLED materials for its manufacture of commercial OLED lighting products under a 2011 commercial material supply agreement, and for evaluation purposes under a 2012 evaluation agreement.

We also continue to license our OLED patents to Sumitomo under a 2015 OLED patent portfolio license agreement in which we granted Sumitomo a non-exclusive, world-wide, royalty bearing license to make and sell OLED lighting panels using a solution-based manufacturing process. Under the license agreement, Sumitomo may also purchase certain of our phosphorescent materials.

We continue to supply LG Display with materials in connection with the OLED lighting business it acquired from LG Chem, Ltd. (LG Chem) in 2015-2016.  This lighting business continues to generate commercial chemical sales and license fee revenues under a limited-term commercial sales agreement we signed with LG Chem prior to its acquisition.

We continue to license our OLED patents, and to provide our OLED materials, to OLEDWorks for use in OLED lighting products under patent license and commercial supply agreements signed in 2015. We have also extended the rights under these agreements to OLEDWorks GmbH, the German company and facility that OLEDWorks acquired in 2015 from Philips Technologie GmbH.

We continue to license our technologies and patents to Kaneka for the manufacture and sale of OLED lighting products, under the terms of a 2013 license agreement, and we continue to supply our materials to Kaneka under a 2014 commercial material supply agreement. We also have license agreements for the manufacture and sale of OLED lighting products with Lumiotec and Pioneer, among others.

Similar to our arrangements with display manufacturers, we continue to support numerous lighting manufacturers in their evaluation of our technologies and proprietary OLED materials, typically through evaluation agreements under which we provide our proprietary OLED materials to such manufacturers for evaluation and potential commercial application.

Relationships with Manufacturers for Other Commercial Products

In addition to our relationships with lighting and display manufacturers, we have agreements and arrangements with manufacturers or potential manufacturers to use our proprietary OLED technologies and materials in other commercial products, such as in automotive interiors and exteriors.

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. We qualify our materials in OLED devices before shipment in order to ensure that they meet required specifications. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2015, our OLED materials business received recertification in accordance with ISO 9001:2008 Quality Management Systems and the certification was transitioned to ISO 9001:2015 Quality Management Systems during 2017.

PPG Industries

We have maintained a close working relationship with PPG Industries since 2000. In 2011, we entered into an agreement with PPG Industries, the term of which continues through December 31, 2018 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG Industries with prior notice of two years. Under that agreement, PPG Industries is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG Industries, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. The raw materials we require for our emitter and host materials are available from multiple sources and historically, we have not had any issues with obtaining access to adequate amounts of any key raw materials.

We invested a total of $15.4 million during 2016 and 2017 in PPG Industries’ Barberton, Ohio manufacturing facility, to approximately double commercial production capacity for our UniversalPHOLED® phosphorescent emitter products. The expansion project was nearing completion in 2017 and should be operational during 2018.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2017. Most of these relationships are focused on matching our proprietary PHOLED emitters with the host and other OLED materials of these companies. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development both internally and through various relationships with our commercial business partners and academic institutions. In the years 2017, 2016 and 2015, we incurred expenses of $49.1 million, $42.7 million and $44.6 million, respectively, on both internal and third-party sponsored research and development activities with respect to our various OLED technologies and materials.

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

Our Ewing facility houses multiple OLED deposition systems, including a full-color flexible OLED system and an OVJP organic vapor jet printing system. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. Our facility also includes state-of-the-art synthetic and analytical chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis operates in a facility of over 25,000 square feet, and as of December 31, 2017, employed a team of 50 chemists. Prior to our acquisition, we utilized more than 50% of Adesis’ technology service and production output. Although we expect to continue to utilize the majority of its technology research capacity for the benefit of our OLED technology development, Adesis is expected to continue operating as a CRO in the above mentioned industries.

As of December 31, 2017, we employed a team of 128 research scientists, engineers and laboratory technicians in our Ewing, New Jersey and New Castle, Delaware facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists.

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

Effective May 1, 2017, we amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of December 31, 2017, in connection with this amendment, we are obligated to reimburse the universities up to $6.6 million for work to be performed during the remaining extended term, which expires April 30, 2020.

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

Our government-funded programs are concentrated primarily in the area of solid-state lighting. In the past, we have received support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF). The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative. Several of our key U.S. government program initiatives in 2017 were as follows:

Technology Development for OLED Lighting

During 2017, we continued working to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications. In 2017, we received funding from the DOE to work with Arizona State University and the University of Michigan.

OLED Association

We are a charter member of the OLED Association (OLED-A). OLED-A is a trade association whose mission involves serving as an OLED information resource, driving OLED technology development, and promoting interest in OLED products. We are one of 17 members of OLED-A, and we actively participate on its marketing and technology committees. Mike Hack, our Vice President of Business Development, serves as a member of the Board of Directors of OLED-A.

Next Generation Lighting Industry Alliance

We joined the Next Generation Lighting Industry Alliance (NGLIA) in 2009. NGLIA was formed in 2003 to foster industry-government partnership to accelerate the technical foundation, and ultimate commercialization, of solid state lighting systems. NGLIA was designated in 2005 as the “industry partner” by DOE for its SSL program. The SSL program is being undertaken to research, develop and conduct demonstration activities on advanced solid state white lighting technologies based on LEDs and OLEDs. We are one of 9 members of NGLIA. Mike Hack is currently Vice-Chairman of NGLIA.

OLED Lighting Coalition

We are a founding member of the OLED Lighting Coalition, a subgroup of OLED-A and NGLIA. The OLED Lighting Coalition is a group of U.S. companies and advocates of OLED technology joined together to promote the OLED lighting industry to the government, public and the lighting community. Dr. Hack serves as a member of the Board of Directors of the OLED Lighting Coalition.

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes numerous U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2017, we owned, through assignment to us alone or jointly with others, 366 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 833 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.

Patents We License from Princeton, USC and Michigan

We exclusively license many of our patent rights, including certain of our key PHOLED technology patents, under the 1997 Amended License Agreement. In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement. As of December 31, 2017, the patent rights we license from these universities included 220 issued U.S. patents, 53 pending U.S. patent applications, together with counterparts filed in various foreign countries. The earliest of these patents expired in the U.S. in 2014, while one of our PHOLED technology patents licensed from these universities expired in 2017.

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

We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. We owed royalties under the 1997 Amended License Agreement with Princeton of $9.7 million for 2017. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.

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

Patents We Acquired from BASF

In 2016, our Irish subsidiary UDC Ireland entered into an IP Transfer Agreement (the BASF Agreement) with BASF. Under the BASF Agreement, BASF sold us more than 500 OLED-related patents and patent applications for a total cost of $96.0 million. The transactions contemplated by the BASF Agreement were consummated on June 28, 2016.

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

Our licensing business is based on our control of a broad portfolio of OLED-related device patents and technology. We believe this portfolio includes fundamental patents in the field of phosphorescent OLED materials and devices, as well as certain additional complementary OLED technologies. As discussed above, alternative technologies, such as fluorescent OLED emitter materials, exist and could be competitive to our phosphorescent OLED material solutions. However, fluorescent materials have characteristics that we believe many market participants consider less desirable than those of phosphorescent materials. Suppliers of fluorescent emitter materials include Doosan Electronics, Dow Chemical (previously Gracel Display), Idemitsu Kosan and SFC Co. Ltd. Fluorescent materials may also be viewed as complementary in that they can be used in the same OLED stack as phosphorescent materials, especially for use as emitters for generating deep blue pixels in display modules until such time as the OLED industry improves the properties of currently available deep blue phosphorescent materials.

The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of the phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Doosan Electronics, Dow Chemical, Duksan, Idemitsu Kosan, Merck KGaA, NSCC and Samsung SDI Co. Ltd. and which have significant resources and may aggressively pursue such business in the future.

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

Our Contract Research Organization Business:  Adesis, Inc.

Adesis, which we acquired in July 2016, is a contract research organization (CRO) headquartered in New Castle, Delaware that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2017, Adesis employed a team of 50 chemists. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries.

In May 2017, Adesis purchased its New Castle, Delaware building, to expand its custom organic synthesis, research and development, and specialty manufacturing capabilities. The New Castle facility is a 47,500-square-foot building in the Southgate Industrial Center, of which Adesis had previously leased about 25,100 square feet. We believe the purchase of the building will allow Adesis to continue to expand its CRO offerings and allow us to enhance our chemistry expertise and capabilities.

In December 2017, Adesis signed an agreement with Delaware Innovation Space, Inc. for approximately 7,000 square feet of laboratory space at the Experimental Station in Wilmington, Delaware, in which Adesis is opening a new suite of laboratories to expand its organic chemistry team and research and development programs. The new space, which includes additional ancillary work and meeting space, is expected to support Adesis’ ongoing operations.

Employees

As of December 31, 2017, we had 222 active full-time employees and two part-time employees, none of whom are unionized. We believe that relations with our employees are good.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed or acquired other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Limited (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan GK (2011), UDC Ireland Limited (2012), Universal Display Corporation China, Ltd. (2016) and Adesis, Inc. (2016), and we established a representative office in Taiwan (2011).

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 or will expire in the United States in 2019, and in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) beyond 2020, many of which are also of importance in the OLED industry, none are of an equally essential nature as our fundamental patents, and therefore our competitive position may be less certain as these patents expire.

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

We or our customers may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our patent and other intellectual property rights or with respect to our OLED materials business.

There are a number of other companies and organizations that have been issued patents and are filing patent applications relating to OLED technologies and materials, including, without limitation, Kodak (substantially all of whose OLED assets were sold to a group of LG companies in 2009), CDT (acquired by Sumitomo in 2007), Canon, Inc., Semiconductor Energy Laboratories Co., Idemitsu Kosan and Mitsubishi Chemical Corporation. In addition, some of our customers such as SDC and LG Display have been issued patents and are filing patent applications relating to OLED technologies and materials. As a result, there may be issued patents or pending patent applications of third parties that would be infringed by the use of our OLED technologies or materials, thus subjecting our customers to possible suits for patent infringement in the future. Such lawsuits could result in our customers being liable for damages or require our customers to obtain additional licenses that could increase the cost of their products. This, in turn, could have an adverse effect on our customers’ sales and thus our royalties or material sales revenues, or cause our customers to seek to renegotiate our royalty rates or pricing. In addition, we have agreed to indemnify customers purchasing our OLED materials for commercial usage against certain claims of patent infringement by third parties, as a result of which we may incur substantial legal costs in connection with defending these customers from such claims.

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

Whether our customers are defending the assertion of third-party intellectual property rights against their businesses arising as a result of the use of our technology, or we are asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our or our customers’ business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we or our customers are subject could disrupt business operations, require the incurrence of substantial costs and subject us or our customers to significant liabilities, each of which could severely harm our business. Costs associated with these actions are likely to increase as AMOLED products using our PHOLED and other OLED technologies and materials continue to enter the consumer marketplace.

Plaintiffs in intellectual property cases often seek injunctive relief in addition to money damages. Any intellectual property litigation commenced against our customers may force them to take actions that could be harmful to their businesses and thus to revenues, including the halting of sales of products that incorporate or otherwise use our technology or materials.

Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If our customers were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our customers’ products incorporating our technology or materials would have an adverse effect on our royalty revenues under existing licenses and material sales under our existing sales agreements. Were this to occur, it would likely harm our ability to (i) obtain new licensees which would have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees, and (ii) sell our UniversalPHOLED® materials to existing and new customers. Moreover, to the extent any third party claims are directed specifically to materials supplied by us to our customers, we may be required to incur significant costs associated with the defense of such claims and potential damages associated with such claims that may be awarded against our customers.

As is commonplace in technology companies, we employ individuals who were previously employed at other technology companies. To the extent our employees are involved in research areas that are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees or we have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims. The costs associated with these actions or the loss of rights critical to our or our customers’ businesses could negatively impact our revenues or cause our business to fail.

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

Conflicts or other problems may arise with our customers or joint development partners, resulting in renegotiation, breach or termination of, or litigation related to, our agreements with them. This would adversely affect our revenues.

Conflicts or other problems could arise between us and our customers or joint development partners, some of which we have made strategic investments in, as to royalty rates, milestone payments or other commercial terms. Similarly, we may disagree with our customers or joint development partners as to which party owns or has the right to commercialize intellectual property that is developed during the course of the relationship or as to other non-commercial terms. If such a conflict were to arise, a customer or joint development partner might attempt to compel renegotiation of certain terms of their agreement or terminate their agreement entirely, and we might lose the royalty revenues, material sales revenues and other benefits of the agreement. Either we or the customer or joint development partner might initiate litigation to determine commercial obligations, establish intellectual property rights or resolve other disputes under the agreement. Such litigation could be costly to us and require substantial attention of management. If we were unsuccessful in such litigation, we could lose the commercial benefits of the agreement, be liable for financial damages and suffer losses of intellectual property or other rights that are the subject of dispute.

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

The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our OLED technologies beyond current product offerings will depend, in part, upon these technologies providing benefits comparable or superior to current display and lighting technologies at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many current and potential customers for our OLED technologies utilize and have invested significant resources in competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.

During the entire product development process for a new product, we face the risk that our technology will fail to meet the manufacturer’s technical, performance or cost requirements or will be replaced by a competing product or alternative technology. Even if we offer technologies that are satisfactory to a product manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our technologies. In addition, our agreements with our customers do not require them to purchase our host materials in order to utilize our phosphorescent emitter materials, and those customers may elect not to purchase our host materials.

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

Our success depends upon the ability and continuing willingness of our customers to manufacture and sell products utilizing our technologies and materials, specifically our phosphorescent emitters and host materials, and the widespread acceptance of our customers’ products in the consumer marketplace. Any slowdown in the demand for our customers’ products or a decrease in our customers’ use of or demand for our materials would adversely affect our material sales and royalty revenues and thus our business. Our customers’ decrease in the use of or demand for our materials may depend on several factors, including pricing, availability, continued technical improvements and competitive product offerings. The markets for flat panel displays and lighting products are highly competitive. Success in the market for end-user products that may integrate our OLED technologies and materials also depends on factors beyond the control of our customers and us, including the cyclical and seasonal nature of the end-user markets that our customers serve, as well as industry and general economic conditions.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG Industries provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG Industries currently runs through the end of 2018 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG Industries or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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

Many of our customers and prospective customers have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region. We also have offices in various countries located outside of the United States. Risks associated with our doing business outside of the United States include, without limitation:

•	compliance with a wide variety of foreign laws and regulations, including certain registration requirements for the OLED materials we sell;
•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;
•	economic instability in the countries of our customers, causing delays or reductions in orders for their products and therefore our royalties;
•

political instability in the countries in which our customers operate, particularly in South Korea relating to its disputes with and proximity to North Korea and in Taiwan relating to its disputes with China;

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

The market price of our common stock may be highly volatile, as has been the case with our common stock in the past as well as the securities of many companies, particularly other emerging-growth companies in the technology industry. We have included in the section of this report entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” a table indicating the high and low closing prices of our common stock as reported on the NASDAQ Global Market for the past two years. Factors such as the following may have a significant impact on the market price of our common stock in the future:

•	our revenues, expenses and operating results;
•	announcements by us, by our customers, or our competitors of technological developments, new product applications or contractual arrangements;
•	announcements relating to dividends and share repurchases; and
•	other factors affecting the flat panel display and solid-state lighting industries in general.

Our operating results may have significant period-to-period fluctuations, which would make it difficult to predict our future performance.

Due to the current stage of commercialization of our OLED technologies and materials, the limited number of commercially successful consumer products utilizing our OLED technologies that customers have introduced in the marketplace, the relatively short product lifetimes of these consumer products, and the significant development and manufacturing objectives that we and our customers must achieve for the widespread inclusion of our OLED technologies in consumer products such as tablets, television displays and lighting products, our quarterly operating results are difficult to predict and may vary significantly from quarter to quarter.

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

As of February 22, 2018, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price for our common stock to decline.

In 2017, our Board of Directors declared quarterly cash dividends on our common stock, and we intend to pay regular quarterly dividends in the future.  However, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.  As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends are reduced or discontinued, our failure or inability to resume paying cash dividends at historical levels could cause the market price of our common stock to decline. There is no guarantee that our common stock will appreciate in value or even maintain the price at which current shareholders purchased their shares.

Our executive officers and directors own a significant percentage of our common stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Our executive officers and directors and their respective affiliates and the adult children of Sherwin Seligsohn, beneficially own, as of February 22, 2018, approximately 10.2% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

Natural disasters or other unforeseen catastrophic events could unfavorably affect our business.

Natural disasters, such as hurricanes, tsunamis, or earthquakes, particularly in Asia-Pacific region, where many of our customers are located, or the occurrence of other unforeseen catastrophic events, such a fire or flood, could unfavorably affect our business and financial performance. Such events could unfavorably affect our licensees in many ways, such as causing physical damage to one or more of their properties, the temporary or permanent closure of one or more plants, the disruption or cessation of manufacturing of product lines, and the temporary or long-term disruption in the supply or demand for their products. A resulting by-product of such natural disasters or other unforeseen catastrophic events could be a temporary or long-term disruption in the supply of or demand for our products.

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

In addition, at any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, which made widespread changes to the Internal Revenue Code, was signed into law. While we believe that this law generally will have a favorable effect on U.S. corporations and their shareholders, uncertainty remains regarding the full effect that this law will have on us, particularly given the global nature of our operations, or the impact on our customers, vendors, shareholders and other stakeholders. We also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact our shareholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. In 2004, we acquired the building and property at which this facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building, as well as a recent expansion in 2013 and 2015. We currently occupy the entire newly expanded facility. In 2017, we acquired the building and property at which the Adesis facility is located at 27 McCullough Drive in New Castle, Delaware.

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

We believe the EPO's decision relating to the broad original claims is erroneous and have appealed the ruling to reinstate a broader set of claims. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. A hearing on the merits of the appeal has now been scheduled for the first quarter of 2018. This patent, as originally granted by the EPO, is deemed valid during the pendency of the appeals process.

At this time, based on our current knowledge, we believe that the patent being challenged should be declared valid and that at least some of our claims will be upheld. However, we cannot make any assurances of this result.

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (the EP '962 patent), which relates to our white phosphorescent OLED technology. The EP '962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907. They are exclusively licensed to us by Princeton, and we are required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding, and a hearing was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under EPC Article 83.  We believe the EPO's decision relating to the original claims is erroneous, and we have appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. This patent, as originally granted by the EPO, is deemed valid during the pendency of the appeals process.

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

On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of the appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The appeal proceedings were held in the second quarter of 2016. As a result of the proceedings, the board concluded the oral proceedings and proposed to reinstate a broader set of claims pending the resolution of a remaining question of the applicable law, a question that the board has deferred to the Enlarged Board of Appeals for review. In December 2017, the Enlarged Board of Appeals issued a written opinion in which they have generally followed our reasoning regarding the question of law. The written opinion should be used as guidance by the EPO opposition panel when the oral proceedings are rescheduled. The originally-granted claims remain in force during the pendency of this process.

In addition to the above proceedings and now concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of February 22, 2018:

Name	Age	Position
Sherwin I. Seligsohn	82	Founder and Chairman of the Board of Directors
Steven V. Abramson	66	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	70	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	56	Senior Vice President and Chief Technical Officer
Janice M. DuFour	60	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	52	Vice President, Legal and General Manager, Patents and Licensing

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

	High Close	Low Close	Dividend
2017
Fourth Quarter	$190.95	$126.60	$0.03
Third Quarter	142.20	108.60	0.03
Second Quarter	127.10	81.00	0.03
First Quarter	87.30	57.00	0.03
2016
Fourth Quarter	$62.85	$49.22	$-
Third Quarter	73.82	55.26	-
Second Quarter	70.84	52.85	-
First Quarter	54.76	41.69	-

As of February 22, 2018, there were approximately 288 holders of record of our common stock.

During 2017, we declared and paid for the first time cash dividends on our common stock. See Note 21 of the Notes to Consolidated Financial Statements. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.  As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

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

During the quarter ended December 31, 2017, we acquired 751 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we acquired during the fourth quarter of 2017 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	674	131.09	—	$—
November 1 – November 30	77	158.10	—	—
December 1 – December 31	—	—	—	—
Total	751	—	—	—

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2012 to December 31, 2017, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2012 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/12	12/13	12/14	12/15	12/16	12/17
Universal Display Corp.	100.00	134.11	108.31	212.49	219.75	674.57
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NASDAQ Electronic Components	100.00	142.79	190.07	186.91	241.21	341.27

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

(in thousands, except share and per share data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Results:
Total revenue	$335,629	$198,886	$191,046	$191,031	$146,639
Cost of sales (1)	54,698	26,288	62,997	41,315	28,889
Research and development expense	49,144	42,744	44,641	41,154	34,215
Selling, general and administrative expense	46,808	32,876	29,046	28,135	24,745
Amortization of acquired technology and other intangible assets	21,983	16,493	10,999	10,997	10,973
Patent costs	7,010	6,249	5,717	6,291	6,300
Interest income, net	3,294	2,113	783	707	764
Income tax (expense) benefit (2)	(45,652)	(20,528)	(18,381)	(17,473)	35,044
Net income	103,885	48,070	14,678	41,854	74,052
Net income per common share, basic	$2.19	$1.02	$0.31	$0.90	$1.61
Net income per common share, diluted	$2.18	$1.02	$0.31	$0.90	$1.59
Balance Sheet Data:
Total assets	$779,956	$627,559	$559,412	$489,847	$462,754
Current liabilities	63,824	40,206	34,510	26,823	23,229
Shareholders’ equity	659,054	528,468	466,765	448,742	427,686
Other Financial Data:
Working capital	$455,358	$345,164	$413,174	$343,682	$303,819
Capital expenditures	29,803	7,300	5,103	6,153	4,710
Purchase of intangibles	—	95,989	—	—	359
Weighted average shares used in computing basic net income per common share	46,725,289	46,408,460	46,816,394	46,252,960	45,898,019
Weighted average shares used in computing diluted net income per common share	46,805,194	46,535,980	47,494,188	46,685,145	46,543,605
Shares of common stock outstanding, end of period	48,476,034	48,270,990	48,132,223	47,061,826	46,423,667

(1)

During the second quarter of 2015, the Company experienced a faster-than-anticipated decline in host material sales, which we believe was a result of our customer's selling new products that did not include our host materials. Based on the most recent sales forecast, we determined that there were likely to be significantly lower sales of our existing host material. As such, a write-down in net realizable value of our inventory of $33.0 million during the second quarter of 2015 was required.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive applications, as well as specialty and general lighting products. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue from the following:

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

In 2017, our most significant commercial license agreement was a 2011 license agreement with SDC covering the manufacture and sale of specified OLED display products. The 2011 agreement expired at the end of 2017 and has been extended with a new five year license agreement with a two-year extension option. Under the 2011 agreement, we were being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which were due in the second and fourth quarter of each year, increased on an annual basis over the term of the 2011 agreement. The 2011 agreement conveyed to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that were less than the estimated life of the assets. Ratable recognition of revenue was impacted by the agreement's extended increasing payment terms in light of our limited history with similar agreements. As a result, revenue was recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the 2011 agreement were recognized as revenue when they became due and payable in the second and fourth quarter of each year.

At the same time we entered into the 2011 patent license agreement with SDC, we also entered into a supplemental material purchase agreement with SDC which also expired in 2017 and was also extended with a new five year supply agreement with a two year extension option. Under the 2011 supplemental material purchase agreement, SDC agreed to purchase from us a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum purchase commitment was subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

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

In 2017, we entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, we have granted BOE non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We have also agreed to supply phosphorescent OLED materials to BOE.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2017, Adesis employed a team of 50 chemists. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services is revenue earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We believe that our accounting policies related to revenue recognition, inventories, the valuation and recoverability of acquired technology, and income taxes, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $409,000, $171,000, and $1.3 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Our income tax expense during the year ended December 31, 2017 primarily related to federal taxes on our U.S. income, foreign withholding taxes, and a one-time charge due to the enactment of the Tax Cuts and Jobs Act in December 2017. The foreign taxes were primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment we consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies. After the revaluation of the net deferred assets from 35% to 21% as required by the Tax Cuts and Jobs Act the net deferred tax assets totaled $27.0 million, representing 3.5% of total assets, as of December 31, 2017.

During the year ended December 31, 2017, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. The valuation allowance that related to UDC Ireland was almost completely utilized to offset income of this subsidiary during the year; the remainder has been released. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

We had operating income of $146.2 million for the year ended December 31, 2017, as compared to operating income of $68.4 million for the year ended December 31, 2016. The increase in operating income was primarily due to the following:

•	an increase in material sales of $101.0 million partially offset by an increase in the cost of material sales of $28.4 million; and
•	an increase in royalties and license fees of $30.4 million; partially offset by
•	an increase in operating expenses of $30.5 million.

We had net income of $103.9 million or $2.19 per basic and $2.18 per diluted share for the year ended December 31, 2017, as compared to net income of $48.1 million or $1.02 per basic and diluted share for the year ended December 31, 2016. The increase in net income was due to an increase in operating income of $77.8 million, partially offset by an increase in income tax expense of $25.1 million.

Revenue

The following table details our revenues for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,		Increase
	2017	2016	$	%
REVENUE:
Material sales	$200,259	$99,285	$100,974	102%
Royalty and license fees	126,503	96,132	30,371	32%
Contract research services	8,867	3,469	5,398	156%
Total revenue	$335,629	$198,886	$136,743	69%

Total revenue for the year ended December 31, 2017 increased by $136.7 million as compared to the year ended December 31, 2016. The increase in revenue was the result of an increase in material sales, royalty and license fees, and contract research services for the reasons noted below.

Material sales

Material sales included sales of both phosphorescent emitter and host materials comprised of the following for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,		Increase
	2017	2016	$	%
Material Sales:
Phosphorescent emitter sales	$198,705	$97,894	$100,811	103%
Host material sales	1,554	1,391	163	12%
Total material sales	$200,259	$99,285	$100,974	102%

Phosphorescent emitter sales for the year ended December 31, 2017 increased by $100.8 million as compared to the year ended December 31, 2016 due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Host material sales for the year ended December 31, 2017 increased by $163,000 as compared to the year ended December 31, 2016 and primarily consisted of developmental host materials. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,		Increase
	2017	2016	$	%
Royalty and license fees	$126,503	$96,132	$30,371	32%

Royalty and license fees for the year ended December 31, 2017 increased by $30.4 million as compared to the year ended December 31, 2016. The increase was primarily related to the receipt and recognition of $90.0 million of royalty and license fee payments under our patent license agreement with SDC as compared to $75.0 million in the prior period, as well as to higher licensed sales and royalties from our customers.

Contract research services

Contract research services revenue were as follows for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,		Increase
	2017	2016	$	%
Contract research services	$8,867	$3,469	$5,398	156%

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

Contract research services revenue for the year ended December 31, 2017 increased by $5.4 million as compared to the year ended December 31, 2016. The increase in contract research services revenue was related to contract research sales associated with Adesis, which was acquired on July 11, 2016 and as such included less than six months of sales activity in the prior year.

Cost of material sales

Cost of material sales were as follows for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,		Increase
	2017	2016	$	%
Material Sales	$200,259	$99,285	$100,974	102%
Cost of material sales	49,240	24,539	24,701	101%
Gross margin on material sales	151,019	74,746	76,273	102%
Gross margin as a % of material sales	75%	75%

Cost of material sales for the year ended December 31, 2017 increased by $24.7 million as compared to the year ended December 31, 2016 and was primarily due to an increase in the level of material sales. As a result, gross margin on material sales for the year ended December 31, 2017 increased by $76.3 million as compared to the year ended December 31, 2016 with gross margin as a percentage of material sales remaining consistent at 75% during both years.

Research and development

Research and development expenses increased to $49.1 million for the year ended December 31, 2017, as compared to $42.7 million for the year ended December 31, 2016. The increase in research and development expenses was primarily due to higher third-party contract research services activities as well as higher employee-related costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $46.8 million for the year ended December 31, 2017, as compared to $32.9 million for the year ended December 31, 2016. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity, as well as higher employee-related costs and other operating expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $22.0 million for the year ended December 31, 2017, as compared to $16.5 million for the year ended December 31, 2016. The increase was due to higher amortization expense of $5.5 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $7.0 million for the year ended December 31, 2017, as compared to $6.2 million for the year ended December 31, 2016.

Royalty and license expense

Royalty and license expense increased to $9.7 million for the year ended December 31, 2017, as compared to $5.8 million for the year ended December 31, 2016. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in royalty and license fees and qualifying material sales. See Note 10 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other expense, net

Interest income, net, was $3.3 million for the year ended December 31, 2017, as compared to $2.1 million for the year ended December 31, 2016. The increase was primarily due to higher interest rates on cash equivalents and investment balances. Other expense, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense of $4,000 for the year ended December 31, 2017, as compared to other expense of $1.9 million for the year ended December 31, 2016. Other expense for the year ended December 31, 2016 primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisition.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 30.5% and 29.9%, for the years ended December 31, 2017 and 2016, respectively, and the Company recorded income tax expense of $45.7 million and $20.5 million, respectively. The effective income tax rate for the year ended December 31, 2017 reflected a benefit from the utilization of a valuation allowance at UDC Ireland.

The enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017 resulted in a one-time charge of $11.5 million in the fourth quarter.  The charge includes two elements, a tax on accumulated overseas profits and the revaluation of deferred tax assets and liabilities.  Without the TCJA, for the year ended December 31, 2017, the effective income tax rate and income tax expense would have been 22.8% and $34.2 million.

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

Without the adoption of ASU No. 2016-09 and the enactment of TCJA, for the year ended December 31, 2017, the effective income tax rate and income tax expense would have been 24.8% and $37.2 million.

The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. During the years ended December 31, 2017 and 2016, we paid South Korean withholding taxes of $14.9 million and $12.4 million, respectively.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

We had operating income of $68.4 million for the year ended December 31, 2016, as compared to operating income of $32.3 million for the year ended December 31, 2015. The increase in operating income was primarily due to the following:

•	an increase in revenue of $7.8 million; and
•

a decrease in cost of sales of $36.7 million, due to a $33.0 million write-down of inventory that was recorded in 2015, as well as a reduction in host material sales which possess less favorable gross margins relative to emitter sales; partially offset by

•	an increase in operating expenses of $8.4 million.

We had net income of $48.1 million or $1.02 per basic and diluted share for the year ended December 31, 2016, as compared to net income of $14.7 million or $0.31 per basic and diluted share for the year ended December 31, 2015. The increase in net income was due to an increase in operating income of $36.1 million, partially offset by an increase in income tax expense of $2.1 million.

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
REVENUE:
Material sales	$99,285	$113,066	$(13,781)	(12)%
Royalty and license fees	96,132	77,773	18,359	24%
Contract research services	3,469	207	3,262	1576%
Total revenue	$198,886	$191,046	$7,840	4%

Total revenue for the year ended December 31, 2016 increased by $7.8 million as compared to the year ended December 31, 2015. The increase in revenue was the result of an increase in royalty and license fees and contract research services offset by a decrease in material sales.

Material sales

 Material sales included sales of both phosphorescent emitter and host materials comprised of the following for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,		Decrease
	2016	2015	$	%
Material Sales:
Phosphorescent emitter sales	$97,894	$100,571	$(2,677)	(3)%
Host material sales	1,391	12,495	(11,104)	(89)%
Total material sales	$99,285	$113,066	$(13,781)	(12)%

Phosphorescent emitter sales for the year ended December 31, 2016 decreased by $2.7 million as compared to the year ended December 31, 2015 due primarily to a decrease in average selling price per gram sold as customers purchased materials with lower selling prices per gram in 2016 compared to the prior year.

Host material sales for the year ended December 31, 2016 decreased by $11.1 million as compared to the year ended December 31, 2015. The decline in our host material sales was primarily due to a decrease in the number of grams sold due to what we believe was a result of our customers continuing to sell new products that do not include our host materials. Based on our current sales forecast, we anticipate that sales of existing host material will continue to be minimal. Our customers are not required to purchase our host materials in order to utilize our phosphorescent emitter materials and the host material sales business continues to be more competitive than the phosphorescent emitter material sales business.

Royalty and license fees

Royalty and license fees were as follows for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,		Increase
	2016	2015	$	%
Royalty and license fees	$96,132	$77,773	$18,359	24%

Royalty and license fees for the year ended December 31, 2016 increased by $18.4 million as compared to the year ended December 31, 2015. The increase was primarily related to the receipt and recognition of $75.0 million of royalty and license fee payments under our 2011 patent license agreement with SDC as compared to $60.0 million in the prior period.

Contract research services

Contract research services revenue were as follows for the years ended December 31, 2016 and 2015 (amounts in thousands):

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

Contract research services revenue for the year ended December 31, 2016 increased by $3.3 million as compared to the year ended December 31, 2015. The increase in contract research services revenue was solely related to contract research sales associated with Adesis, which was acquired on July 11, 2016. See Note 3 to the Notes to the Consolidated Financial Statements for further discussion.

Cost of material sales

Cost of material sales were as follows for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,		Decrease
	2016	2015	$	%
Material Sales	$99,285	$113,066	$(13,781)	(12)%
Cost of material sales	24,539	62,997	(38,458)	(61)%
Gross margin on material sales	74,746	50,069	24,677	49%
Gross margin as a % of material sales	75%	44%

Cost of material sales for the year ended December 31, 2016 decreased by $38.5 million as compared to the year ended December 31, 2015 and was primarily due to an inventory write-down of $33.0 million, as well as a decrease in the level of material sales. Adjusted cost of material sales, eliminating the impact of the inventory write-down, would have been $30.0 million for the year ended December 31, 2015, and the gross margin as percentage of material sales would have been 73% for the year ended December 31, 2015. Absent the inventory write-down, the increase in gross margin as a percentage of material sales was due to the decrease in host material sales, which have less favorable margins than our phosphorescent emitter materials.

Research and development

Research and development expenses decreased to $42.7 million for the year ended December 31, 2016, as compared to $44.6 million for the year ended December 31, 2015. The decrease in research and development expenses was due to a decrease in consulting and laboratory related costs from lower outsourced research and development efforts; partially offset by an increase in salaries and benefits, and other operating expenses.

Selling, general and administrative

Selling, general and administrative expenses increased to $32.9 million for the year ended December 31, 2016, as compared to $29.0 million for the year ended December 31, 2015. The increase in selling, general and administrative expenses was primarily due to incremental costs associated with the addition of Adesis activity.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $16.5 million for the year ended December 31, 2016, as compared to $11.0 million for the year ended December 31, 2015. The increase was due to higher amortization expense of $5.5 million associated with the acquisitions of the BASF patent portfolio and intangible assets associated with the Adesis acquisition. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $6.2 million for the year ended December 31, 2016, as compared to $5.7 million for the year ended December 31, 2015. The increase in patent costs was primarily due to increased activities associated with the acquisition of the BASF patents.

Royalty and license expense

Royalty and license expense increased to $5.8 million for the year ended December 31, 2016, as compared to $5.4 million for the year ended December 31, 2015. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in royalty and license fees; partially offset by a decrease in qualifying material sales. See Note 10 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other expense, net

Interest income, net, was $2.1 million for the year ended December 31, 2016, as compared to $800,000 for the year ended December 31, 2015. The increase was primarily due to higher interest rates on cash equivalents and investment balances. Other expense, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense of $1.9 million for the year ended December 31, 2016, as compared to none for the year ended December 31, 2015. The increase in other expense was due to exchange losses on foreign currency associated with the BASF OLED patent acquisition.

Income taxes

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 29.9% and 55.6%, for the years ended December 31, 2016 and 2015, respectively, and the Company recorded income tax expense of $20.5 million and $18.4 million, respectively.

The foreign taxes are primarily related to foreign taxes withheld on royalty and license fees paid to the U.S. operating entity. SDC has been required to withhold tax upon payment of royalty and license fees to the U.S. operating entity at a rate of 16.5%. During the years ended December 31, 2016 and 2015, we paid South Korean withholding taxes of $12.4 million and $9.9 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our investments. As of December 31, 2017, we had cash and cash equivalents of $132.8 million, short-term investments of $287.5 million and long-term investments of $14.8 million, for a total of $435.1 million. This compares to cash and cash equivalents of $139.4 million, short-term investments of $188.6 million and long-term investments of $15.0 million, for a total of $343.0 million, as of December 31, 2016.

Cash provided by operating activities was $133.4 million for the year ended December 31, 2017, as compared to cash provided by operating activities of $80.3 million for the year ended December 31, 2016. The increase in cash provided by operating activities of $53.1 million was due to an increase in net income of $55.8 million and an increase in non-cash adjustments to net income of $29.7 million, partially offset by an increase in cash used in operating assets and liabilities of $32.4 million primarily due to an increase in accounts receivable and inventory. The increase in accounts receivable and inventory was primarily due to higher revenue and increased production activity to meet higher material sales demand.

Cash used in investing activities was $125.6 million for the year ended December 31, 2017, as compared to cash used in investing activities of $38.5 million for the year ended December 31, 2016. The increase in cash used in investing activities of $87.1 million was primarily due to the timing of maturities and purchases of investments resulting in net purchases of $95.8 million for the year ended December, 2017, as compared to net sales of $98.2 million for the year ended December 31, 2016, as well as an increase in purchases of property, plant and equipment of $22.5 million, partially offset by purchases in the year ended December 31, 2016 that included the addition of intangible assets associated with the BASF OLED patent acquisition of $96.0 million and the acquisition of Adesis of $33.4 million. The increase in property, plant and equipment included the purchase of a previously leased manufacturing facility in Delaware by Adesis, as well as expansion of our OLED manufacturing capacity managed by our subcontractor, PPG, in Ohio.

Cash used in financing activities was $14.3 million for the year ended December 31, 2017, as compared to $14,000 for the year ended December 31, 2016. The increase in cash used in financing activities of $14.3 million was due primarily to a cash payment of dividends in the current year of $5.7 million as well as an increase in the payment of withholding taxes related to stock-based compensation to employees of $4.6 million.

Working capital was $455.4 million as of December 31, 2017, as compared to $345.2 million as of December 31, 2016. The increase in working capital was primarily due to an increase in short-term investments, accounts receivable, and inventory, partially offset by an increase in accrued expenses and accounts payable.

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

Contractual Obligations

As of December 31, 2017, we had the following contractual commitments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$53,365	$1,214	$5,218	$5,923	$41,010
Lease obligations	1,834	893	941	—	—
Purchasing obligations	14,174	14,174	—	—	—
Research related obligations	7,843	3,334	4,509	—	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$77,716	$19,715	$10,868	$6,123	$41,010

(1)

Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until the agreement is no longer in effect. The agreement has no scheduled expiration date.

(2)	See Note 16 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.

Off-Balance Sheet Arrangements

As of December 31, 2017 , we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2018 (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice M. DuFour, dated as of November 4, 2008 (3)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (4)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (4)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (4)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (4)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice M. DuFour, dated as of February 23, 2007 (3)
10.11#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (5)
10.12#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (5)
10.13#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (6)
10.14#	Equity Retention Agreement between the registrant and Janice M. DuFour, dated as of January 6, 2011 (6)
10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of March 8, 2012 (7)
10.16#	Equity Retention Agreement between the registrant and Janice M. DuFour, dated as of March 8, 2012 (7)
10.17#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (8)
10.18#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (8)
10.19#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (5)
10.20#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (9)

Exhibit Number	Description
10.21	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (10)
10.22	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)
10.23	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (11)
10.24	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (12)
10.25	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (13)
10.26

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (10)

10.27	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (14)
10.28	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (4)
10.29+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (15)
10.30+	OLED Patent License Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (16)
10.31+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Mobile Display Co., Ltd., dated as of August 22, 2011 (16)
10.32+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (17)
10.33+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (18)
10.33+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (19)
10.34+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 1, 2011 (15)
10.35+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of May 1, 2011 (20)
10.36+	OLED Technology License Agreement between the registrant and Lumiotec, Inc., dated as of January 1, 2012 (7)
10.37+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (21)
10.38	Amendment No. 3 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of June 1, 2013 (22)
10.39#	Universal Display Corporation Annual Incentive Plan (23)
10.40#	Form Agreement - Restricted Stock Unit Grant Letter (24)
10.41#	Form Agreement - Performance Unit Grant Letter (24)
10.42#	Universal Display Corporation Equity Compensation Plan (25)
10.43#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (26)
10.44#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (27)
10.45#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015 (27)
10.46#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (28)
10.47#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015 (28)
10.48+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (29)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(5)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(6)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.
(12)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(13)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(14)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(16)	Filed as an Exhibit to an Amended Current Report on Form 8-K/A, filed with the SEC on December 19, 2011.
(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.
(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.
(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.
(20)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.
(21)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(22)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(23)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(24)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

(25)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(26)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(27)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015.
(28)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015.
(29)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

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

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 22, 2018
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2018
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and	February 22, 2018
Sidney D. Rosenblatt	Director (principal financial and accounting officer)

/s/ Richard C. Elias	Director	February 22, 2018
Richard C. Elias

/s/ Elizabeth H. Gemmill	Director	February 22, 2018
C. Elizabeth H. Gemmill

/s/ Rosemarie B. Greco	Director	February 22, 2018
Rosemarie B. Greco

/s/ C. Keith Hartley	Director	February 22, 2018
C. Keith Hartley

/s/ Lawrence Lacerte	Director	February 22, 2018
Lawrence Lacerte

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for share-based payment transactions in 2017 due to the adoption of amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/   KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 22, 2018

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,840	$139,365
Short-term investments	287,446	188,644
Accounts receivable	52,355	24,994
Inventory	36,265	17,314
Deferred income taxes	—	8,661
Other current assets	10,276	6,392
Total current assets	519,182	385,370
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $36,368 and $32,167	56,450	27,203
ACQUIRED TECHNOLOGY, net of accumulated amortization of $91,312 and $70,714	131,529	152,127
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,000 and $615	14,840	16,225
GOODWILL	15,535	15,535
INVESTMENTS	14,794	14,960
DEFERRED INCOME TAXES	27,022	15,832
OTHER ASSETS	604	307
TOTAL ASSETS	$779,956	$627,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,774	$8,112
Accrued expenses	35,019	19,845
Deferred revenue	14,981	10,282
Other current liabilities	50	1,967
Total current liabilities	63,824	40,206
DEFERRED REVENUE	23,902	31,322
RETIREMENT PLAN BENEFIT LIABILITY	33,176	27,563
Total liabilities	120,902	99,091
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,476,034 and 48,270,990 shares issued, and 47,118,171 and 46,913,127 shares outstanding at December 31, 2017 and December 31, 2016, respectively	485	483
Additional paid-in capital	611,063	604,364
Retained earnings (accumulated deficit)	99,126	(25,557)
Accumulated other comprehensive loss	(11,464)	(10,666)
Treasury stock, at cost (1,357,863 shares at December 31, 2017 and December 31, 2016)	(40,158)	(40,158)
Total shareholders’ equity	659,054	528,468
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$779,956	$627,559

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Material sales	$200,259	$99,285	$113,066
Royalty and license fees	126,503	96,132	77,773
Contract research services	8,867	3,469	207
Total revenue	335,629	198,886	191,046
COST OF SALES	54,698	26,288	62,997
Gross margin	280,931	172,598	128,049
OPERATING EXPENSES:
Research and development	49,144	42,744	44,641
Selling, general and administrative	46,808	32,876	29,046
Amortization of acquired technology and other intangible assets	21,983	16,493	10,999
Patent costs	7,010	6,249	5,717
Royalty and license expenses	9,739	5,823	5,370
Total operating expenses	134,684	104,185	95,773
OPERATING INCOME	146,247	68,413	32,276
Interest income, net	3,294	2,113	783
Other expense, net	(4)	(1,928)	—
Interest and other expense, net	3,290	185	783
INCOME BEFORE INCOME TAXES	149,537	68,598	33,059
INCOME TAX EXPENSE	(45,652)	(20,528)	(18,381)
NET INCOME	$103,885	$48,070	$14,678
NET INCOME PER COMMON SHARE:
BASIC	$2.19	$1.02	$0.31
DILUTED	$2.18	$1.02	$0.31
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,725,289	46,408,460	46,816,394
DILUTED	46,805,194	46,535,980	47,494,188
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.12	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended
	2017	2016	2015
NET INCOME	$103,885	$48,070	$14,678
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of $7, $72 and $46, respectively	(12)	(135)	(83)
Employee benefit plan:
Actuarial loss on retirement plan, net of tax of $1,047, $945 and $218, respectively	(1,904)	(1,731)	(388)
Plan amendment cost, net of tax of $154, none and $3,305, respectively	(280)	—	(5,963)
Amortization of plan amendment cost, prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $754, $591 and $553, respectively	1,370	1,084	997
Net change for employee benefit plan	(814)	(647)	(5,354)
Change in cumulative foreign currency translation adjustment	28	(65)	—
TOTAL OTHER COMPREHENSIVE LOSS	(798)	(847)	(5,437)
COMPREHENSIVE INCOME	$103,087	$47,223	$9,241

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JANUARY 1, 2015	200,000	$2	47,061,826	$471	$581,114	$(88,305)	$(4,382)	1,357,863	$(40,158)	$448,742
Net income	—	—	—	—	—	14,678	—	—	—	14,678
Other comprehensive loss	—	—	—	—	—	—	(5,437)	—	—	(5,437)
Exercise of common stock options	—	—	340,725	3	2,031	—	—	—	—	2,034
Issuance of common stock to employees	—	—	798,036	8	10,039	—	—	—	—	10,047
Shares withheld for employee taxes	—	—	(124,961)	—	(5,337)	—	—	—	—	(5,337)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	44,351	—	1,591	—	—	—	—	1,591
Issuance of common stock to employees under an ESPP	—	—	12,246	—	447	—	—	—	—	447
BALANCE, DECEMBER 31, 2015	200,000	2	48,132,223	482	589,885	(73,627)	(9,819)	1,357,863	(40,158)	466,765
Net income	—	—	—	—	—	48,070	—	—	—	48,070
Other comprehensive loss	—	—	—	—	—	—	(847)	—	—	(847)
Exercise of common stock options	—	—	12,750	—	185	—	—	—	—	185
Issuance of common stock to employees	—	—	165,826	2	12,354	—	—	—	—	12,356
Shares withheld for employee taxes	—	—	(92,241)	(1)	(4,870)	—	—	—	—	(4,871)
Excess tax benefits from share-based payment arrangements	—	—	—	—	4,232	—	—	—	—	4,232
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	43,046	—	2,012	—	—	—	—	2,012
Issuance of common stock to employees under an ESPP	—	—	9,386	—	566	—	—	—	—	566
BALANCE, DECEMBER 31, 2016	200,000	2	48,270,990	483	604,364	(25,557)	(10,666)	1,357,863	(40,158)	528,468
Cumulative effect of recording excess tax benefits from share-based payment arrangements	—	—	—	—	—	26,450	—	—	—	26,450
Net income	—	—	—	—	—	103,885	—	—	—	103,885
Other comprehensive loss	—	—	—	—	—	—	(798)	—	—	(798)
Cash dividend	—	—	—	—	—	(5,652)	—	—	—	(5,652)
Exercise of common stock options	—	—	2,250	—	38	—	—	—	—	38
Issuance of common stock to employees	—	—	265,233	3	12,239	—	—	—	—	12,242
Shares withheld for employee taxes	—	—	(109,483)	(1)	(9,431)	—	—	—	—	(9,432)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	37,314	—	2,909	—	—	—	—	2,909
Issuance of common stock to employees under an ESPP	—	—	9,730	—	944	—	—	—	—	944
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,885	$48,070	$14,678
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(11,122)	(7,406)	(8,994)
Depreciation	4,919	4,270	3,086
Amortization of intangibles	21,983	16,492	10,999
Inventory write-down	—	—	33,000
Amortization of premium and discount on investments, net	(2,871)	(1,830)	(697)
Stock-based compensation to employees	12,284	11,374	9,173
Stock-based compensation to Board of Directors and Scientific Advisory Board	2,609	1,715	1,291
Change in earnout liability recorded for Adesis acquistion	519	—	—
Deferred income tax expense	24,396	3,094	7,137
Excess tax benefits from share-based payment arrangements	—	(4,232)	—
Retirement plan benefit expense	4,351	3,965	3,354
Decrease (increase) in assets, net of effect of acquisition:
Accounts receivable	(27,361)	1,205	(2,654)
Inventory	(18,951)	(4,460)	(8,639)
Other current assets	(3,884)	(3,870)	1,969
Other assets	(297)	(133)	251
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	16,420	4,362	790
Other current liabilities	(1,917)	4,362	56
Deferred revenue	8,402	3,360	48,812
Net cash provided by operating activities	133,365	80,338	113,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,803)	(7,300)	(5,103)
Purchase of intangibles	—	(95,989)	—
Purchase of business, net of cash acquired	—	(33,380)	—
Purchases of investments	(594,283)	(450,277)	(691,876)
Proceeds from sale of investments	498,508	548,474	638,411
Net cash used in investing activities	(125,578)	(38,472)	(58,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	734	439	354
Proceeds from the exercise of common stock options	38	185	2,034
Payment of withholding taxes on stock-based compensation to employees	(9,432)	(4,870)	(5,337)
Excess tax benefits from share-based payment arrangements	—	4,232	—
Cash dividends paid	(5,652)	—	—
Net cash used in financing activities	(14,312)	(14)	(2,949)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,525)	41,852	52,095
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	139,365	97,513	45,418
CASH AND CASH EQUIVALENTS, END OF YEAR	$132,840	$139,365	$97,513
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(19)	$(207)	$(129)
Common stock issued to the Board of Directors and Scientific Advisory Board earned and accrued in a previous period	300	300	300
Common stock issued to employees earned and accrued in a previous period	174	1,105	967
Net change in accruals for purchases of property and equipment	4,363	(103)	467
Earnout liability recorded for Adesis acquisition	—	1,670	—
Excess tax benefits accrued in other current liabilities	—	(4,232)	—
Cash paid for income tax	23,248	12,870	10,364

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:

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

The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive interiors, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 4,500 patents issued and pending worldwide.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of the use and recoverability of inventories, intangibles and income taxes including realization of deferred tax assets, and retirement benefit plan liabilities. Actual results could differ from those estimates.

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. The allowance for doubtful accounts was none, $100,000 and none at December 31, 2017, 2016 and 2015, respectively.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2017, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2016 or 2015.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. If it is determined that goodwill has been impaired, then its carrying value is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performed its annual impairment assessment as of December 31, 2017 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of Adesis (see Note 3) is greater than its carrying value. Company management believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2017, no indications of impairment exist.

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

The Company receives license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable. These payments may include royalty and license fees made pursuant to license agreements and certain commercial supply agreements. Amounts received are deferred and classified as either current or non-current deferred revenue based upon current contractual remaining terms; however, based upon on-going relationships with customers, as well as future agreement extensions and other factors, amounts classified as current as of December 31, 2017 may not be recognized as revenue over the next twelve months. For arrangements with extended payment terms where the fee is not fixed and determinable, the Company recognizes revenue when the payment is due and payable. Royalty revenue and license fees included as part of commercial supply agreements are recognized when earned and the amount is fixed and determinable. If the Company used different estimates for the useful life of the licensed technology, or if fees are fixed and determinable, reported revenue during the relevant period would differ.

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

In 2017, the Company's most significant commercial license agreement was a 2011 license agreement with Samsung Display Co., Ltd. (SDC) covering the manufacture and sale of specified OLED display materials. Under the 2011 agreement, the Company was being paid a license fee, payable in semi-annual installments over the agreement term of 6.4 years. The installments, which were due in the second and fourth quarter of each year, increased on an annual basis over the term of the 2011 agreement. The 2011 agreement conveyed to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that were less than the estimated life of the assets. Ratable recognition of revenue was impacted by the agreement's extended increasing payment terms in light of the Company's limited history with similar agreements. As a result, revenue was recognized at the lesser of the proportional performance approach (ratable) and the amount of due and payable fees from SDC. Given the increasing contractual payment schedule, license fees under the 2011 agreement were recognized as revenue when they became due and payable in the second and fourth quarter of each year.

At the same time the Company entered into the 2011 patent license agreement with SDC, the Company also entered into a supplemental material purchase agreement with SDC. Under the 2011 supplemental material purchase agreement, SDC agreed to purchase from the Company a minimum dollar amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum purchase commitment was subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

The 2011 license and purchase agreements with SDC expired on December 31, 2017, and on February 13, 2018, the Company entered into a new patent license agreement and supplemental purchase agreement, with an effective date of January 1, 2018. These 2018 agreements extend for a five-year term and provide SDC with an option to extend the agreements for two additional years. Under the 2018 license agreement, SDC has a non-exclusive license to make and sell certain OLED displays under the Company’s patent portfolio, and pays license fees to the Company. The 2018 supplemental purchase agreement provides for certain minimum annual purchase obligations of phosphorescent emitter material from the Company for use in the manufacture of licensed products. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices.

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

In 2017, the Company entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company has also agreed to supply phosphorescent OLED materials to BOE.

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $409,000, $171,000 and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

All sales transactions are billed and due within 90 days and substantially all are transacted in U.S. dollars.

See Recent Accounting Pronouncements for discussion of revenue recognition under the new standard effective January 1, 2018.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption as of the original date is optional; however, the Company will adopt the standard beginning January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements, with a cumulative adjustment to retained earnings.

The new standard will mainly impact how the Company recognizes revenue on its commercial license and material supply agreements with customers. Currently, the Company recognizes revenue on license agreements with fixed-fee arrangements on a straight-line basis over the term of the contract agreement. In addition, the Company recognizes royalty revenue one quarter in arrears based on sales information received from its customers typically received after disclosing that quarter’s results.

The rights and benefits to the Company’s OLED technology are conveyed to the customer through technology license agreements and material supply agreements. The Company has determined under the new standard that these agreements can be combined and that the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, will be accounted for as a single performance obligation. The Company also acknowledges that the rights to future patents or licenses would be distinct from existing patent rights. Accordingly, the total contract consideration will be estimated and recognized over the contract term based on material units sold.

Under the new guidance, various estimates will need to be relied upon to recognize revenue. The Company will estimate total material fees to be purchased by its customers over the contract term based on historical trends and its forecast process. Additionally, management will estimate the total sales-based royalties based on the estimated net sales revenue of its customers.

The Company is using the “modified retrospective” adoption method. The Company estimates that adoption of the new standard will result in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $21.0 million and unbilled receivables of $0.3 million.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Accounting. The objective of the standard is to simplify the accounting and related disclosures associated with employee share-based accounting. The standard is effective for annual reporting periods beginning after December 15, 2016. The ASU requires prospective adoption, meaning the standard is applied to the most current period presented in the financial statements.  The Company adopted ASU 2016-09 effective January 1, 2017 and recorded a deferred tax asset and offsetting credit to retained earnings of $26.5 million (see Note 12).

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

On June 23, 2016, the Company entered into an agreement to acquire Adesis, Inc., a privately held contract research organization (CRO) with then 43 employees specializing in organic and organometallic synthetic research, development, and commercialization. Adesis is a technology vendor to companies in the pharmaceutical, fine chemical, biomaterials, and catalyst industries, and has worked with the Company over the last few years to help advance and accelerate a number of the Company’s product offerings. The transaction closed on July 11, 2016. Under the terms of the agreement, the Company’s subsidiary, UDC, Inc., acquired all outstanding shares of Adesis in a merger for $33.9 million in cash, and up to an additional $2.4 million in cash contingent upon Adesis’ achievement of certain milestones within two years of the acquisition. The acquisition was funded through use of existing cash and investments.

Purchase Price Allocation

The Company accounted for Adesis using the acquisition method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The contingent consideration arrangement requires the Company to pay up to $1.2 million of additional consideration to the former shareholders of Adesis if revenues exceed certain threshold levels at the end of each twelve-month period ended December 31, 2016 and December 31, 2017. For both of the years ended December 31, 2017 and 2016, the additional cash consideration earned by the former shareholders of Adesis was $1.2 million. The fair value of the contingent consideration was derived using a Monte Carlo simulation model based on management’s projections of future revenue levels. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Transaction costs of $360,000 were recorded and charged to selling, general and administrative expense on the accompanying consolidated statements of income during 2016.

Intangible Assets Identified

The following table presents the intangible assets identified in the transaction:

Category	Estimated fair value (in thousands)	Estimated useful life (in years)
Customer relationships	$10,520	11.5
Internally-developed IP, processes and recipes	4,820	15.0
Trade name/Trademarks	1,500	10.0
Total identifiable intangible assets	$16,840

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

The unaudited pro forma information presented is for illustrative purposes only and does not reflect future events that may occur after December 31, 2017, or any operating efficiencies or inefficiencies that may result from the Adesis acquisition. Additionally, this unaudited pro forma information includes certain one-time costs associated with the Company’s integration of the acquired Adesis operations. Therefore, the information is not necessarily indicative of the results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of December 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2017
Certificates of deposit	$1,296	$1	$(1)	$1,296
Corporate bonds	104,626	—	(252)	104,374
U.S. Government bonds	214,641	—	(139)	214,502
	$320,563	$1	$(392)	$320,172
December 31, 2016
Certificates of deposit	$3,362	$3	$—	$3,365
Money market instruments	2,998	—	(2)	2,996
Corporate bonds	209,595	6	(377)	209,224
U.S. Government bonds	32,996	1	(3)	32,994
	$248,951	$10	$(382)	$248,579

As of December 31, 2017 and 2016, corporate bonds of $17.9 million and $15.0 million, respectively, and U.S. government bonds of none and $30.0 million, respectively, were included in cash equivalents on the consolidated balance sheet.

5.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,532	$27,532	$—	$—
Short-term investments	287,446	287,446	—	—
Long-term investments	14,794	14,794	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$71,773	$71,773	$—	$—
Short-term investments	188,644	188,644	—	—
Long-term investments	14,960	14,960	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income (loss). If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of December 31, 2017 or December 31, 2016.

6.	INVENTORY:

Inventory consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials	$17,464	$6,539
Work-in-process	2,977	3,719
Finished goods	15,824	7,056
Inventory	$36,265	$17,314

7.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Land	$1,006	$820
Building and improvements	24,101	20,384
Office and lab equipment	33,269	30,728
Furniture, fixtures and computer related assets	4,431	3,097
Construction-in-progress	30,011	4,341
	92,818	59,370
Less: Accumulated depreciation	(36,368)	(32,167)
Property and equipment, net	$56,450	$27,203

Depreciation expense was $4.9 million, $4.3 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2017	2016
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
	222,841	222,841
Less: Accumulated amortization	(91,312)	(70,714)
Acquired technology, net	$131,529	$152,127

Amortization expense related to acquired technology was $20.6 million, $15.9 million and $11.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $20.6 million in the year ended December 31, 2018, $20.5 million in each of the years ended December 31, 2019 through 2021 and $15.8 million in the year ended December 31, 2022.

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

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(1,314)	$9,206
Internally-developed IP, processes and recipes	4,820	(468)	4,352
Trade name/Trademarks	1,500	(218)	1,282
Total identifiable intangible assets	$16,840	$(2,000)	$14,840

Amortization expense related to other intangible assets was $1.4 million, $615,000 and none for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $1.4 million for each of the next five fiscal years.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2017, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

9.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Compensation	$20,997	$10,833
Royalties	9,746	5,823
Research and development agreements	48	757
Professional fees	748	238
Consulting	491	524
Other	2,989	1,670
	$35,019	$19,845

10.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with the University of Southern California to sponsor OLED technology research and, on a subcontractor basis, with the University of Michigan. This new Sponsored Research Agreement (as amended, the 2006 Research Agreement) was effective as of May 1, 2006 and had an original term of three years. On May 1, 2009, the Company amended the 2006 Research Agreement to extend the term of the agreement for an additional four years. The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work being performed at the University of Southern California and the University of Michigan. Payments under the 2006 Research Agreement were made to the University of Southern California on a quarterly basis as actual expenses were incurred. The Company incurred a total of $5.0 million in research and development expense for work performed under the 2006 Research Agreement, which ended on April 30, 2013.

Effective June 1, 2013, the Company amended the 2006 Research Agreement again to extend the term of the agreement for an additional four years. The Company incurred a total of $4.6 million in research and development expense for work performed under the 2006 Research Agreement during the extended term.

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of December 31, 2017, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $6.6 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through December 31, 2017, the Company incurred $520,000 in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $9.7 million, $5.8 million, and $5.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG Industries effective as of October 1, 2011. The term of the New OLED Materials Agreement ran through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The agreement was automatically renewed through December 31, 2018. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG Industries continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the years ended December 31, 2017, 2016 and 2015.

The Company is also required to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $1.7 million, $2.3 million and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

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

As of December 31, 2017, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of December 31, 2017, the Company had issued 48,476,034 shares of common stock of which 47,118,171 were outstanding.

Scientific Advisory Board and Employee Awards

During the first quarters of 2017 and 2016, the Company granted a total of 5,590 and 27,967 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2016 and 2015, respectively. The fair value of the shares issued was $165,000 and $1.1 million respectively, for shares issued to employees and $300,000 for both quarters for shares issued to members of the Scientific Advisory Board, which amounts were accrued at December 31, 2016 and 2015, respectively. In connection with the issuance of these grants, 605 and 8,106 shares, with fair values of $55,000 and $410,000, were withheld in satisfaction of employee tax withholding obligations in 2017 and 2016, respectively.

Dividends

During the year ended December 31, 2017, the Company declared and paid cash dividends of $0.12 per common share or $5.7 million, on the Company’s outstanding common stock.

On February 20, 2018, the Company’s Board of Directors declared a dividend of $0.06 per share of common stock. Payment of the dividend will be made on March 30, 2018 to shareholders of record at the close of business on March 15, 2018.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized loss on available-for- sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance January 1, 2015, net of tax	$(28)	$(4,354)	$—	$(4,382)
Other comprehensive loss before reclassification	(83)	(388)	—	(471)
Plan amendment cost	—	(5,963)	—	(5,963)
Reclassification to net income (1)	—	997	—	997	Selling, general and administrative, research and development
Change during period	(83)	(5,354)	—	(5,437)
Balance December 31 2015, net of tax	(111)	(9,708)	—	(9,819)
Other comprehensive loss before reclassification	(135)	(1,731)	(65)	(1,931)
Reclassification to net income (1)	—	1,084	—	1,084	Selling, general and administrative, research and development, and cost of material sales
Change during period	(135)	(647)	(65)	(847)
Balance December 31, 2016, net of tax	(246)	(10,355)	(65)	(10,666)
Other comprehensive loss before reclassification	(12)	(2,184)	28	(2,168)
Reclassification to net income (1)	—	1,370		1,370	Selling, general and administrative, research and development, and cost of material sales
Change during period	(12)	(814)	28	(798)
Balance December 31, 2017, net of tax	$(258)	$(11,169)	$(37)	$(11,464)

(1)

The Company reclassified amortization of plan amendment cost, prior service cost, and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.4 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Refer to Note 15: Employee Retirement Plans

14.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was most recently amended and restated in 2014 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2017, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of December 31, 2017, there were 2,497,948 shares that remained available to be granted under the Equity Compensation Plan.

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2017 for all the grants under the Equity Compensation Plan (in thousands, except share and per share data):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3,500	$15.99
Granted	—	—
Exercised	(2,250)	16.89
Forfeited/ Expired	(750)	17.24
Cancelled	—	—
Outstanding at December 31, 2017	500	10.04
Vested and expected to vest	500	10.04
Exercisable at December 31, 2017	500	$10.04

No stock options were granted during the years ended December 31, 2017, 2016 or 2015.

A summary of stock options outstanding and exercisable by price range at December 31, 2017 is as follows (in thousands, except share and per share data):

	Outstanding and Exercisable
Exercise Price	Number of Options Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (A)
$10.04-$15.06	500	1.5	$10.04	$81
(A)	The difference between the stock option’s exercise price and the closing price of common stock at December 31, 2017.

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $146,000, $507,000 and $12.0 million, respectively. There was no compensation expense recognized for the years ended December 31, 2017, 2016, and 2015.

During the year ended December 31, 2015, 13,959 shares of common stock, with a fair value of $429,000, were tendered to net share settle the exercise of options. During the years ended December 31, 2017 and 2016, no shares of common stock were tendered to net share settle the exercise of options. In connection with the exercise of options during the year ended December 31, 2015, 30,186 shares with a fair value of $1.3 million were withheld in satisfaction of employee tax withholding obligations.

Stock Awards

The following table summarizes the activity related to restricted stock unit (“RSU”) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2017	131,119	$45.44
Granted	69,497	116.58
Vested	(84,407)	46.38
Forfeited	(5,526)	54.99
Unvested, December 31, 2017	110,683	$88.91

The weighted average grant-date fair value of RSU awards granted was $116.58, $53.85 and $41.09 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value as of the respective vesting dates of RSUs was $8.3 million, $5.4 million and $5.6 million for 2017, 2016 and 2015, respectively.

The following table summarizes the activity related to restricted stock award (“RSA”) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2017	749,955	$46.64
Granted	3,604	83.25
Vested	(173,022)	47.14
Forfeited/ Canceled	(600)	49.70
Unvested, December 31, 2017	579,937	$46.72

The weighted average grant-date fair value of RSA awards granted was $83.25, $65.37 and $43.49 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value as of the respective vesting dates of RSAs was $14.8 million, $8.6 million and $7.3 million for 2017, 2016 and 2015, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $8.5 million, $6.6 million and $5.8 million, manufacturing expense of $443,000, $1.1 million and $178,000 and research and development expense of $1.6 million, $1.7 million and $1.9 million, respectively.

The majority of the Company’s restricted stock awards and units that vested in 2017, 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate tax authorities. The total shares withheld were approximately 89,661, 84,135 and 99,345 for 2017, 2016 and 2015, respectively, and were based on the value of the restricted vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $7.8 million, $4.5 million and $4.2 million in 2017, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board whose unvested shares are marked to market each reporting period, research and development expense of $976,000, $242,000 and $426,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year. The fair value is equal to the market price of the Company’s common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation charges for services performed related to all restricted stock units granted to non-employee members of the Board of Directors, selling and administrative expense of $1.6 million, $1.5 million and $865,000, respectively. Restricted stock issued to non-employee members of the Board of Directors during 2017, 2016 and 2015 was 27,500, 30,000 and 29,167 shares, respectively.

As of December 31, 2017, the total unrecognized cost related to RSUs and RSAs was $30.2 million, which the Company expects to recognize over a weighted average period of 2.47 years.

Performance Unit Awards

The following table summarizes the activity related to performance unit awards (“PSU”) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2017	93,769	$46.02
Granted	24,664	105.65
Vested	(45,118)	39.72
Forfeited	—	—
Unvested, December 31, 2017	73,315	$62.36

During the years ended December 31, 2017 and 2016, respectively, the Company granted 24,664 and 25,045 performance units, of which 7,817 and 12,520 are subject to performance-based vesting requirements and 7,821 and 12,525 are subject to market-based vesting requirements, and will vest over the terms described below. In 2017, there were also 9,026 incremental performance-based shares that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value of the performance unit awards granted was $105.65, $58.46 and $35.98 during the years ended December 31, 2017, 2016 and 2015, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $1.2 million, $1.3 million and $854,000, manufacturing expense of $119,000, $133,000 and $17,000 and research and development expenses of $276,000, $356,000 and $237,000, respectively. In connection with the vesting of performance units during the year ended December 31, 2017, 19,217 shares with an aggregate fair value of $1.6 million were withheld in satisfaction of employee tax withholding obligations.  During the year ended December 31, 2016, no shares were withheld in satisfaction of employee tax withholding obligations.

As of December 31, 2017, the total unrecognized compensation cost related to PSUs was $1.9 million, which the Company expects to recognize over a weighted average period of 1.69 years.

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

For the years ended December 31, 2017, 2016 and 2015, the Company issued 9,730, 9,386 and 12,246 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $734,000, $439,000 and $354,000, respectively. For the years ended

December 31, 2017, 2016 and 2015, the Company recorded charges of $69,000, $45,000 and $34,000, respectively, to selling, general and administrative expense, $46,000, $15,000, $9,000, respectively, to manufacturing expense and $94,000, $67,000 and $50,000, respectively, to research and development expense, related to ESPP equal to the amount of the discount and the value of the look-back feature.

15.	EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Since January 1, 2017, once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $601,000 $459,000, and $348,000, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s executive officers with supplemental pension benefits following a cessation of their employment. As of December 31, 2017 there were seven participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $14.3 million as accumulated other comprehensive loss as of December 31, 2017. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2018 is $2.2 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$27,563	$22,594
Service cost	1,214	1,415
Interest cost	1,013	875
Actuarial loss	2,952	2,679
Plan amendment	434	—
Benefit obligation, end of year	33,176	27,563
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$33,176	$27,563
Current liability	—	—
Noncurrent liability	$33,176	$27,563

The accumulated benefit obligation for the plan was approximately $30.4 million and $24.7 million as of December 31, 2017 and 2016, respectively.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Service cost	$1,214	$1,415	$1,186
Interest cost	1,013	875	618
Amortization of prior service cost	1,667	1,660	1,550
Amortization of loss	457	15	—
Total net periodic benefit cost	$4,351	$3,965	$3,354

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2017	2016
Discount rate	3.22%	3.57%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2017	2016	2015
Discount rate	3.41%	3.57%	3.78%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2018 are as follows (in thousands):

Amortization of prior service cost	$1,683
Amortization of loss	473
Total	$2,156

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2018	$1,214
2019	2,548
2020	2,670
2021	2,756
2022	3,167
2023-2027	18,885
Thereafter	22,125

16.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see Note 11) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2017, 2016 and 2015, the Company had purchase commitments for inventory of $14.2 million, $5.0 million and $9.0 million, respectively.

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

The Company believes the EPO's decision relating to the broad original claims is erroneous and has appealed the ruling to reinstate a broader set of claims. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent.  A hearing on the merits of the appeal has now been scheduled for the first quarter of 2018. This patent, as originally granted by the EPO, is deemed valid during the pendency of the appeals process.

At this time, based on the Company’s current knowledge, the Company believes that the patent being challenged should be declared valid and that at least some of the Company’s claims will be upheld. However, the Company cannot make any assurances of this result.

Opposition to European Patent No. 1390962

On November 16, 2011, Osram AG and BASF SE each filed a Notice of Opposition to European Patent No. 1390962 (the EP '962 patent), which relates to the Company’s white phosphorescent OLED technology. The EP '962 patent, which was issued on February 16, 2011, is a European counterpart patent to U.S. patents 7,009,338 and 7,285,907. They are exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

The EPO combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under EPC Article 83. The Company believes the EPO's decision relating to the original claims is erroneous, and has appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. The patent, as originally granted by the EPO, is deemed valid during the pendency of the appeals process.

At this time, based on its current knowledge, the Company believes that the patent being challenged should be declared valid and that all or a significant portion of the Company's claims should be upheld. However, the Company cannot make any assurances of this result.

Opposition to European Patent No. 1933395*

On February 24 and 27, 2012, Sumitomo, Merck Patent GmbH and BASF SE filed oppositions to the Company's European Patent No. 1933395 (the EP '395 patent). The EP ‘395 patent is a counterpart to the EP ‘637 patent, and, in part, to U.S. Patents 7,001,536; 6,902,830; and 6,830,828, and to JP patents 4358168 and 4357781. This patent is exclusively licensed to the Company by Princeton, and the Company is required to pay all legal costs and fees associated with this proceeding.

At an Oral Hearing on October 14, 2013, the EPO panel issued a decision that affirmed the basic invention and broad patent coverage in the EP '395 patent, but narrowed the scope of the original claims.

On February 26, 2014, the Company appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of an appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The appeal proceedings were held in the second quarter of 2016. As a result of the proceedings, the board concluded the oral proceedings and proposed to reinstate a broader set of claims pending the resolution of a remaining question of the applicable law, a question that the board has deferred to the Enlarged Board of Appeals for review. In December 2017, the Enlarged Board of Appeals issued a written opinion in which they have generally followed the Company’s reasoning regarding the question of law. The written opinion should be used as guidance by the EPO opposition panel when the oral proceedings are rescheduled. The originally-granted claims remain in force during the pendency of this process.

In addition to the above proceedings and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

17.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31 were as follows (in thousands):

	2017		2016		2015
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	62%	$19,588	63%	$12,050	62%	$13,355
B	24%	17,348	28%	9,128	25%	8,477
C	6%	10,632	4%	1,427	1%	1,564

Revenues from outside of North America represented approximately 97%, 98%, and 99% of the consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2017	2016	2015
South Korea	$289,418	$181,771	$168,267
China	24,892	7,180	2,685
Japan	8,542	4,310	16,542
Other non-U.S. locations	2,438	1,849	2,334
Total non-U.S. locations	325,290	195,110	189,828
United States	10,339	3,776	1,218
Total revenue	$335,629	$198,886	$191,046

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	2017	2016
United States	$53,991	$26,917
Other	2,459	286
Total long-lived assets	$56,450	$27,203

Substantially all chemical materials were purchased from one supplier. See Note 11.

18.	INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$100,260	$69,595	$54,338
Foreign	49,277	(997)	(21,279)
Income before income tax	$149,537	$68,598	$33,059

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current income tax benefit (expense):
Federal	$(5,817)	$(4,485)	$(1,018)
State	(54)	(47)	(2)
Foreign	(15,406)	(12,902)	(10,224)
	(21,277)	(17,434)	(11,244)
Deferred income tax (expense) benefit:
Federal	(24,425)	(2,683)	(7,145)
State	(23)	(503)	51
Foreign	73	92	(43)
	(24,375)	(3,094)	(7,137)
Income tax expense	$(45,652)	$(20,528)	$(18,381)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.0%	0.5%	(0.1)%
Effect of foreign operations	(7.1)%	0.9%	15.2%
Accruals and reserves	0.1%	3.2%	0.0%
Nondeductible employee compensation	1.5%	1.5%	2.5%
Research tax credits	(0.7)%	(1.3)%	(4.4)%
Change in valuation allowance	(4.1)%	(9.7)%	8.4%
Stock based compensation	(1.9)%	0.0%	0.0%
U.S. Tax Cuts and Jobs Act	7.7%	0.0%	0.0%
Other	0.0%	(0.2)%	(1.0)%
Effective tax rate	30.5%	29.9%	55.6%

The following table summarizes Company tax loss and tax credit carry forwards for tax return purposes at December 31, 2017 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Tax credit carry forwards:
Research tax credits	n/a	$12,928	2029 to 2037
Foreign tax credits	n/a	6,161	2027
State research tax credits	n/a	2,473	2025 to 2030
Total credit carry forwards	n/a	$21,562

Pursuant to Internal Revenue Code (IRC) sections 382 and 383, utilization of the Company’s tax credit carry forwards could be subject to an annual limitation because of certain ownership changes.

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

The enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017 resulted in a one-time charge of $11.5 million in the fourth quarter. The charge includes two elements, a tax on accumulated overseas profits and the revaluation of deferred tax assets and liabilities. Without the TCJA, for the year ended December 31, 2017, the effective income tax rate and income tax expense would have been 22.8% and $34.2 million.

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carry forwards	$-	$3,405
Capitalized technology license	804	4,163
Capitalized research expenditures	3,719	8,100
Accruals and reserves	962	6,712
Retirement plan	7,125	9,723
Deferred revenue	206	516
Tax credit carry forwards	21,562	1,846
Stock-based compensation	1,819	2,889
Other	59	874
	36,256	38,228
Valuation allowance	(2,460)	(7,950)
Deferred tax assets	33,796	30,278
Deferred tax liability:
Accruals and reserves	(6,774)	(5,785)
Deferred tax liabilities	(6,774)	(5,785)
Net deferred tax assets	$27,022	$24,493

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2017, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. The valuation allowance that related to UDC Ireland was almost completely utilized to offset income earned by this entity during the year; and the remainder has been released.

During the years ended December 31, 2017, 2016 and 2015, the Company paid foreign taxes on South Korean royalty and license fee income of $14.9 million, $12.4 million and $9.9 million, respectively, which were recorded as current income tax expense. SDC has been required to withhold tax at a rate of 16.5% upon payment of royalties and license fees to the Company.

The Company’s 2013 federal income tax return was audited by the Internal Revenue Services with no change; the years 2014 to 2016 are open and subject to examination. The state and foreign tax returns are open for a period of generally three to four years.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the year ended December 31, 2017, 2016, and 2015 (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$103,885	48,070	14,678
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	$(1,638)	(734)	(138)
Adjusted net income	$102,247	47,336	14,540
Denominator:
Weighted average common shares outstanding – Basic	46,725,289	46,408,460	46,816,394
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	2,611	5,398	267,145
Restricted stock awards and units and performance units	77,294	122,122	410,649
Weighted average common shares outstanding – Diluted	46,805,194	46,535,980	47,494,188
Net income per common share:
Basic	$2.19	$1.02	$0.31
Diluted	$2.18	$1.02	$0.31

For the year ended December 31, 2017, 2016, and 2015, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none, 2,981 and 17,055, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

20.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2017. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 (in thousands, except per share data):

	Three Months Ended
	March 31, 2017	June 30, 2017 (1)	September 30, 2017	December 31, 2017 (1) (2)	Total
Revenue	$55,566	$102,513	$61,683	$115,867	$335,629
Net income	$10,365	$47,187	$13,520	$32,813	$103,885
Net income per common share:
Basic	$0.22	$0.99	$0.28	$0.70	$2.19
Diluted	$0.22	$0.99	$0.28	$0.69	$2.18

(1)	The Company receives significant license revenue in the second and fourth quarters; see Note 2 for further details.
(2)	The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a one-time charge of $11.5 million in the fourth quarter; see Note 18 for further details.

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