Form 10-Q
period 2018-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2018-05-03
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had outstanding 47,086,098 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,154	$132,840
Short-term investments	280,103	287,446
Accounts receivable	22,768	52,355
Inventory	53,638	36,265
Other current assets	14,301	10,276
Total current assets	547,964	519,182
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $38,525 and $36,368	58,428	56,450
ACQUIRED TECHNOLOGY, net of accumulated amortization of $96,461 and $91,312	126,380	131,529
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,342 and $2,000	14,498	14,840
GOODWILL	15,535	15,535
INVESTMENTS	—	14,794
DEFERRED INCOME TAXES	29,944	27,022
OTHER ASSETS	2,391	604
TOTAL ASSETS	$795,140	$779,956
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,434	$13,774
Accrued expenses	29,033	35,019
Deferred revenue	59,736	14,981
Other current liabilities	25	50
Total current liabilities	99,228	63,824
DEFERRED REVENUE	19,500	23,902
RETIREMENT PLAN BENEFIT LIABILITY	33,763	33,176
Total liabilities	152,491	120,902
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 100,000,000 shares authorized, 48,574,065 and 48,476,034 shares issued, and 47,212,428 and 47,118,171 shares outstanding, at March 31, 2018 and December 31, 2017, respectively	486	485
Additional paid-in capital	609,404	611,063
Retained earnings	84,360	99,126
Accumulated other comprehensive loss	(10,968)	(11,464)
Treasury stock, at cost (1,361,637 and 1,357,863 shares at March 31, 2018 and December 31, 2017, respectively)	(40,635)	(40,158)
Total shareholders’ equity	642,649	659,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$795,140	$779,956

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
REVENUE	$43,572	$55,566
COST OF SALES	7,458	12,987
Gross margin	36,114	42,579
OPERATING EXPENSES:
Research and development	12,357	11,818
Selling, general and administrative	10,791	10,077
Amortization of acquired technology and other intangible assets	5,491	5,492
Patent costs	1,725	1,547
Royalty and license expense	1,231	1,587
Total operating expenses	31,595	30,521
OPERATING INCOME	4,519	12,058
Interest income, net	1,271	671
Other expense, net	(47)	(19)
Interest and other expense, net	1,224	652
INCOME BEFORE INCOME TAXES	5,743	12,710
INCOME TAX BENEFIT (EXPENSE)	216	(2,345)
NET INCOME	$5,959	$10,365
NET INCOME PER COMMON SHARE:
BASIC	$0.13	$0.22
DILUTED	$0.13	$0.22
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,783,158	46,661,559
DILUTED	46,848,798	46,742,894
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$5,959	$10,365
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $15 and $8, respectively	54	(15)
Employee benefit plan:
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $117 and $163, respectively	422	299
Net change for employee benefit plan	422	299
Change in cumulative foreign currency translation adjustment	20	30
TOTAL OTHER COMPREHENSIVE INCOME	496	314
COMPREHENSIVE INCOME	$6,455	$10,679

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,894)	—	—	—	(17,894)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	81,232	(11,464)	1,357,863	(40,158)	641,160
Net income	—	—	—	—	—	5,959	—	—	—	5,959
Other comprehensive income	—	—	—	—	—	—	496	—	—	496
Cash dividend	—	—	—	—	—	(2,831)	—	—	—	(2,831)
Issuance of common stock to employees	—	—	130,911	1	2,723	—	—	—	—	2,724
Shares withheld for employee taxes	—	—	(48,707)	—	(5,832)	—	—	—	—	(5,832)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	13,482	—	1,197	—	—	—	—	1,197
Issuance of common stock to employees under an ESPP	—	—	2,345	—	253	—	—	—	—	253
BALANCE, MARCH 31, 2018	200,000	$2	48,574,065	$486	$609,404	$84,360	$(10,968)	1,361,637	$(40,635)	$642,649

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,959	$10,365
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue	(12,589)	(2,690)
Depreciation	2,172	1,210
Amortization of intangibles	5,491	5,492
Amortization of premium and discount on investments, net	(966)	(562)
Stock-based compensation to employees	2,776	3,141
Stock-based compensation to Board of Directors and Scientific Advisory Board	897	709
Earnout liability recorded for Adesis acquisition	—	294
Deferred income tax expense	72	1,049
Retirement plan expense	1,126	1,005
Decrease (increase) in assets:
Accounts receivable	29,587	(11,327)
Inventory	(17,373)	646
Other current assets	(4,025)	616
Other assets	(177)	92
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(4,441)	(8,283)
Other current liabilities	(25)	(219)
Deferred revenue	30,331	106
Net cash provided by operating activities	38,815	1,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,733)	(631)
Purchases of investments	(123,375)	(170,136)
Proceeds from sale of investments	146,546	130,647
Net cash provided by (used in) investing activities	14,438	(40,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	201	159
Repurchase of common stock	(477)	—
Proceeds from the exercise of common stock options	—	24
Payment of withholding taxes related to stock-based compensation to employees	(5,832)	(3,541)
Cash dividends paid	(2,831)	(1,414)
Net cash used in financing activities	(8,939)	(4,772)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,314	(43,248)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,840	139,365
CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,154	$96,117
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$69	$(23)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	—	174
Net change in accounts payable and accrued expenses related to purchases of property and equipment	4,583	1,928

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of revenue recognition including estimates of material unit sales and royalties, the useful life of acquired intangibles, the use and recoverability of inventories, intangibles and income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

Inventories

Inventories consist of raw materials, work-in-process and finished goods, including inventory consigned to customers, and are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated net realizable value. Estimates of net realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. A 12-month rolling forecast based on factors, including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, and shipment activities is used in the inventory analysis. If market conditions are less favorable than forecasts or actual demand from customers is lower than estimates, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.

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

The rights and benefits to the Company’s OLED technology are conveyed to the customer through technology license agreements and material supply agreements. These agreements are combined and the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration is estimated and recognized over the contract term based on material units sold during the period at their estimated per unit fee. Total contract consideration includes fixed amounts designated in contracts with customers as license fees as well as estimates of material fees and royalties to be earned.

Various estimates are relied upon to recognize revenue. The Company estimates total material units to be purchased by its customers over the contract term based on historical trends, industry estimates and its forecast process and related amounts to be charged. Additionally, management estimates the total sales-based royalties based on the estimated net sales revenue of its customers over the contract term.

Contract research services revenue is revenue earned by Adesis through performing organic and organometallic synthetics research, development and commercialization on a contractual basis. These services range from intermediates for structure-activity relationship studies, reference agents and building blocks for combinatorial synthesis, re-synthesis of key intermediates, specialty organic chemistry needs, and selective toll manufacturing. These services are provided to third-party pharmaceutical and life sciences firms and other technology firms at fixed costs or on an annual contract basis. Revenue is recognized as services are performed with billing schedules and payment terms negotiated on a contract-by-contract basis. Payments received in excess of revenue recognized are recorded as deferred revenue. In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed and the difference, representing amounts which are currently unbillable to the customer pursuant to contractual terms, is recorded as an unbilled receivable.

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

Currently, the Company's most significant commercial license agreement is with Samsung Display Co., Ltd. (SDC). This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2018 and lasts through the end of 2022 with an additional two-year extension option. Under this agreement, the Company is being paid a license fee, payable in quarterly installments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets.

At the same time the Company entered into the current patent license agreement with SDC, the Company also entered into a new supplemental material purchase agreement with SDC. Under the current supplemental material purchase agreement, SDC agrees to purchase from the Company a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display) which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent emitters and host materials.

In 2017, the Company entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company has also agreed to supply phosphorescent OLED materials to BOE.

In 2016, the Company entered into OLED patent license and material purchase agreements having five year durations with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company expects to supply phosphorescent OLED materials to Tianma for use in its licensed products.

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $6,000 and $56,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Amortization of Other Intangible Assets

Other intangible assets from the Adesis acquisition are being amortized over a period of 10 to 15 years. See Note 6 for further discussion.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard entitled Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the standard beginning January 1, 2018 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the financial statements, with a cumulative adjustment to retained earnings.

The new standard impacts how the Company recognizes revenue on its commercial license and material supply agreements with customers. In addition, the Company previously recognized royalty revenue one quarter in arrears based on sales information received from its customers typically received after disclosing that quarter’s results. Under ASC Topic 606, royalties to be earned over the contract term are estimated as part of total contract consideration and recognized as noted below. The estimates are updated on a quarterly basis.

The rights and benefits to the Company’s OLED technology are conveyed to the customer through technology license agreements and material supply agreements. These agreements are combined and the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration is estimated and recognized over the contract term based on material units sold at its estimated per unit fee.

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.9 million, net of tax of $3.1 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the three months ended March 31, 2018 was a decrease to revenues of $24.7 million from the amount that would have been recorded under the prior accounting standard. See Note 16 for further discussion.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. Adoption of ASU 2016-15 did not have any impact on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2016-16, beginning January 1, 2018, did not have any impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect that adoption of ASU 2017-04 may have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, and requires a prospective application to awards modified on or after the adoption date. The Company has not historically made changes to the terms or conditions of shared-based payment awards and the adoption of ASU 2017-09, beginning January 1, 2018, did not have any impact on the consolidated financial statements and related disclosures.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2018
Certificates of deposit	$1,499	$2	$(1)	$1,500
Corporate bonds	189,124	5	(139)	188,990
U.S. Government securities	131,644	—	(187)	131,457
	$322,267	$7	$(327)	$321,947
December 31, 2017
Certificates of deposit	$1,296	$1	$(1)	$1,296
Corporate bonds	104,626	—	(252)	104,374
U.S. Government securities	214,641	—	(139)	214,502
	$320,563	$1	$(392)	$320,172

As of March 31, 2018 and December 31, 2017, there was $41.8 million of government securities and $17.9 million of corporate bonds included in cash equivalents in the consolidated balance sheet, respectively.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$50,871	$50,871	$—	$—
Short-term investments	280,103	280,103	—	—
Long-term investments	—	—	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,532	$27,532	$—	$—
Short-term investments	287,446	287,446	—	—
Long-term investments	14,794	14,794	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of March 31, 2018 or December 31, 2017.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$20,496	$17,464
Work-in-process	8,615	2,977
Finished goods	24,527	15,824
Inventory	$53,638	$36,265

6.	GOODWILL AND INTANGIBLE ASSETS:

The Company monitors the recoverability of goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Purchased intangible assets subject to amortization consist primarily of acquired technology and other intangible assets that include trade names, customer relationships and developed IP processes.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

March 31, 2018
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(96,461)
Acquired technology, net	$126,380

Amortization expense related to acquired technology was $5.1 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $20.6 million in the year ending December 31, 2018, $20.5 million in each of the years ending December 31, 2019 through 2021, $15.8 million in the year ending December 31, 2022 and $33.6 million thereafter.

Motorola Patent Acquisition

In 2000, the Company entered into a royalty-bearing license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents will all expire in the U.S. by the end of 2018.

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

Other Intangible Assets

As a result of the Adesis acquisition, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At March 31, 2018, these other intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(1,540)	$8,980
Developed IP, processes and recipes	4,820	(547)	4,273
Trade name/Trademarks	1,500	(255)	1,245
Total identifiable intangible assets	$16,840	$(2,342)	$14,498

Amortization expense related to other intangible assets was $342,000 and $343,000 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years and $7.8 million thereafter.

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of March 31, 2018, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $6.4 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through March 31, 2018, the Company incurred $797,000 in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.2 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three months ended March 31, 2018 or 2017.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $361,000 and $104,000 for the three months ended March 31, 2018 and 2017, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 100 million shares of $0.01 par value common stock and five million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of March 31, 2018, the Company had issued 48,574,065 shares of common stock of which 47,212,428 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding. During the three months ended March 31, 2018, the Company repurchased 3,774 shares of $0.01 par value common treasury stock valued at $477,000.

Scientific Advisory Board and Employee Awards

During the three months ended March 31, 2018 and 2017, the Company granted a total of 2,456 and 5,590 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2017 and 2016, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods. No fully vested common stock was issued to employees during the three months ended March 31, 2018 and the fair value of the shares issued to employees during the three months ended March 31, 2017 was $165,000. In connection with the issuance of these grants, 605 shares, with fair value of $55,000, were withheld in satisfaction of employee tax withholding obligations in 2017.

Dividends

During the three months ended March 31, 2018, the Company declared and paid cash dividends of $0.06 per common share, or $2.8 million, on the Company’s outstanding common stock.

On May 1, 2018, the Company’s Board of Directors declared a second quarter dividend of $0.06 per common share to be paid on June 29, 2018. All future dividends will be subject to the approval of the Company’s Board of Directors.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2017, net of tax	$(258)	$(11,169)	$(37)	$(11,464)
Other comprehensive gain (loss) before reclassification	54	—	20	74
Reclassification to net income (1)	—	422	—	422	Selling, general and administrative, research and development, and cost of sales
Change during period	54	422	20	496
Balance March 31, 2018, net of tax	$(204)	$(10,747)	$(17)	$(10,968)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2016, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive (loss) gain before reclassification	(15)	—	30	15
Reclassification to net income (1)	—	299	—	299	Selling, general and administrative, research and development, and cost of sales
Change during period	(15)	299	30	314
Balance March 31, 2017, net of tax	$(261)	$(10,056)	$(35)	$(10,352)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $422,000 and $299,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2018, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity

Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2018, there were 2,417,582 shares that remained available to be granted under the Equity Compensation Plan.

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

During the three months ended March 31, 2018, the Company granted 38,142 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $4.6 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2018 and 2017, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $1.6 million and $2.0 million, respectively, research and development expense of $426,000 and $367,000, respectively, and cost of sales of $160,000 and $94,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2018 and 2017, 27,273 and 30,713 shares, with aggregate fair values of $3.4 million and $2.6  million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended March 31, 2018 and 2017, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $157,000 and $271,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2018 and 2017, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.1 million and $439,000, respectively. In connection with the vesting of the restricted stock, the Company issued 6,250 and 7,500 shares, during the three months ended March 31, 2018 and 2017, respectively, to non-employee members of the Board of Directors.

Performance Unit Awards

During the three months ended March 31, 2018, the Company granted 12,047 performance units, of which 6,022 are subject to a performance-based vesting and 6,025 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.

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

For the three months ended March 31, 2018 and 2017, the Company recorded general and administrative expense of $425,000 and $440,000, respectively, research and development expense of $105,000 and $115,000, respectively, and cost of sales of $44,000 and $45,000, respectively, related to performance units.

In connection with the vesting of performance units during the three months ended March 31, 2018 and 2017, 25,208 and 10,959 shares with an aggregate fair value of $2.9 million and $913,000, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the three months ended March 31, 2018 and 2017, the Company issued 2,345 and 3,330 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $201,000 and $159,000, respectively.

For the three months ended March 31, 2018 and 2017, the Company recorded charges of $17,000 and $15,000, respectively, to selling, general and administrative expense, $22,000 and $25,000, respectively, to research and development expense, and $13,000 and $5,000, respectively, to cost sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability for certain participants in the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2018, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$325	$301
Interest cost	262	242
Amortization of prior service cost	421	415
Amortization of loss	118	47
Total net periodic benefit cost	$1,126	$1,005

13.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into an OLED Materials Agreement (see Note 8) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2018 and December 31, 2017, the Company had purchase commitments for inventory of $17.1 million and $14.2 million, respectively.

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

An Oral Hearing was held before a European Patent Office (EPO) panel of first instance in Munich, Germany, on April 8-9, 2014. The panel rejected the original claims and amended the claims to comply with EPO requirements by more narrowly defining the scope of the claims. The '870 patent, in its amended form, was held by the panel to comply with the EPO requirements. The Company appealed the ruling to reinstate a broader set of claims. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. A hearing on the merits of the appeal was held in the first quarter of 2018, and the ‘870 patent, in its amended form, was held by the panel to comply with the EPO requirements. A written opinion confirming the holding was subsequently issued by the board, thereby closing the opposition proceedings to any further challenges or changes.

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

On February 26, 2014, the Company appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of an appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The appeal proceedings were held in the second quarter of 2016. As a result of the proceedings, the board concluded the oral proceedings and proposed to reinstate a broader set of claims pending the resolution of a remaining question of the applicable law, a question that the board has deferred to the Enlarged Board of Appeals for review. In December 2017, the Enlarged Board of Appeals issued a written opinion in which it generally followed the Company’s reasoning regarding the question of law. The Company expects the written opinion to be used as guidance by the EPO opposition panel when the oral proceedings are rescheduled. The originally-granted claims remain in force during the pendency of this process.

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

Revenues and accounts receivable from the Company's largest customers (individually representing greater that 10% of revenues) were as follows (in thousands):

	% of Revenues for the three months ended March 31,		Accounts Receivable as of
Customer	2018	2017	March 31, 2018
A	55%	35%	$10,634
B	16%	51%	$3,560
C	11%	3%	$2,663

Revenues from outside of North America represented approximately 94% of consolidated revenue for both three month periods ended March 31, 2018 and 2017, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2018	2017
South Korea	$30,774	$47,928
China	8,852	2,482
Japan	875	1,084
Other non-U.S. locations	561	712
Total non-U.S. locations	$41,062	$52,206
United States	2,510	3,360
Total revenue	$43,572	$55,566

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2018	December 31, 2017
United States	$55,777	$53,991
Other	2,651	2,459
Total long-lived assets	$58,428	$56,450

Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was a benefit of 3.8% and an expense of 18.5% for the three months ended March 31, 2018 and 2017, respectively, and the Company recorded an income tax benefit of $216,000 and income tax expense of $2.3 million, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $1.3 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowances that relate to UDC Ireland and New Jersey research and development credit.

16.	REVENUE RECOGNITION:

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

The Company adopted the standard beginning January 1, 2018 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the financial statements, with a cumulative adjustment to retained earnings. Under this transition method, the Company elected to apply ASC Topic 606 only to contracts that are not complete at the initial adoption date.

The new standard impacts how the Company recognizes revenue on its commercial license and material supply agreements with customers. Previously, the Company recognized license fees on a straight-line basis or as received from the customer, and royalty revenue one quarter in arrears based on sales information received from its customers typically received after disclosing that quarter’s results. Under the new standard, total contract consideration is estimated and recognized over the contract term based on material units sold at its estimated per unit fee. Total contract consideration includes fixed amounts designated in contracts with customers as license fees as well as estimates of material fees and royalties to be earned.

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.9 million, net of tax of $3.1 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the three months ended March 31, 2018 was a decrease of $24.7 million from the amount that would have been reported under the prior accounting standard. The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the three months ended March 31, 2018.

i. Consolidated balance sheet	Impact of changes in accounting policies
March 31, 2018 (in thousands)	As reported	Adjustment	Balances without adoption of Topic 606
ASSETS
Other assets (current and non-current)	$16,692	$(1,401)	$15,291
Deferred income taxes	29,944	(7,790)	22,154
TOTAL ASSETS	795,140	(9,191)	785,949

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred revenue (current and non-current)	79,236	(47,054)	32,182
Retained earnings	84,360	37,863	122,223
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	795,140	(9,191)	785,949

ii. Consolidated statements of income	Impact of changes in accounting policies
For the three-months ended March 31, 2018 (in thousands)	As reported	Adjustment	Balances without adoption of Topic 606
REVENUE	$43,572	$24,653	$68,225
GROSS MARGIN	36,114	24,653	60,767
OPERATING INCOME	4,519	24,653	29,172
INCOME BEFORE INCOME TAXES	5,743	24,653	30,396
INCOME TAX BENEFIT (EXPENSE)	216	(4,684)	(4,468)
NET INCOME	5,959	19,969	25,928

iii. Consolidated statements of cash flows	Impact of changes in accounting policies
For the three-months ended March 31, 2018 (in thousands)	As reported	Adjustment	Balances without adoption of Topic 606
Net income	$5,959	$19,969	$25,928
Amortization of deferred revenue	(12,589)	(29,160)	(41,749)
Deferred income tax expense	72	7,790	7,862
Other assets (current and non-current)	(4,202)	1,401	(2,801)
CASH FLOW FROM OPERATING ACTIVITIES	38,815	-	38,815

For the three months ended March 31, 2018 and 2017, the Company recorded 94% and 97% of its revenue from sales of materials and 6% and 3% from the providing of services through Adesis, respectively.

The rights and benefits to the Company’s OLED technology are conveyed to the customer through technology license agreements and material supply agreements. The Company believes that the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration, including material, license and royalty fees, is estimated and recognized over the contract term based on material units sold at the estimated per unit fee over the life of the contract.

Various estimates are relied upon to recognize revenue. The Company estimates total material units to be purchased by its customers over the contract term based on historical trends, industry estimates and its forecast process. Additionally, management estimates the total sales-based royalties based on the estimated net sales revenue of its customers over the contract term. Management is using the expected value method to estimate the material per unit fee.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2018
Accounts receivable	$22,768
Short-term unbilled receivables	407
Long-term unbilled receivables	1,272
Short-term deferred revenue	59,736
Long-term deferred revenue	19,500

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheet. The deferred revenue at March 31, 2018 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of March 31, 2018, the Company had $6.8 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances during the period are as follows (in thousands):

	Three Months Ended March 31, 2018
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2017	$70	$(38,883)
Adoption of revenue standard on January 1, 2018	307	(21,307)
Adjusted balance on January 1, 2018	377	(60,190)
Revenue recognized that was previously included in deferred revenue	—	6,490
Increases due to cash received	—	(30,331)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	4,795
Unbilled receivables recognized	1,302	—
Transferred to receivables from unbilled receivables	—	—
Net change	1,302	(19,046)
Balance at March 31, 2018	$1,679	$(79,236)

17.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$5,959	$10,365
Adjustment for Basic EPS:
Earning allocated to unvested shareholders	(87)	(191)
Adjusted net income	$5,872	$10,174
Denominator:
Weighted average common shares outstanding – Basic	46,783,158	46,661,559
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	837	2,151
Restricted stock awards and units and performance units	64,803	79,184
Weighted average common shares outstanding – Diluted	46,848,798	46,742,894
Net income per common share:
Basic	$0.13	$0.22
Diluted	$0.13	$0.22

For the three months ended March 31, 2018 and 2017, there were zero and 2,108 unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in displays for mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers and automotive applications, as well as specialty and general lighting products. Since 1994, we have been exclusively engaged, and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

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

We receive license and royalty payments under certain commercial, development and technology evaluation agreements, some of which are non-refundable advances. These payments may include royalty and license fees made pursuant to license agreements and also license fees included as part of certain commercial supply agreements. These payments are included in the estimate of total contract consideration by customer and recognized as revenue over the contract term based on material units sold at the estimated per unit fee over the life of the contract.

Our most significant commercial license agreement is with Samsung Display Co., Ltd. (SDC) covering the manufacture and sale of specified OLED display products. The agreement, originally entered into in 2011, expired at the end of 2017 and has been replaced with a new five year license agreement with a two-year extension option.

At the same time we entered into the 2011 patent license agreement with SDC, we also entered into a supplemental material purchase agreement with SDC which also expired in 2017 and was also replaced with a new five-year supply agreement with a two-year extension option.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2017, Adesis employed a team of 50 chemists. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services revenue is earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;
•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and
•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
REVENUE	$43,572	$55,566	$(11,994)
COST OF SALES	7,458	12,987	(5,529)
Gross margin	36,114	42,579	(6,465)
OPERATING EXPENSES:
Research and development	12,357	11,818	539
Selling, general and administrative	10,791	10,077	714
Amortization of acquired technology and other intangible assets	5,491	5,492	(1)
Patent costs	1,725	1,547	178
Royalty and license expense	1,231	1,587	(356)
Total operating expenses	31,595	30,521	1,074
OPERATING INCOME	4,519	12,058	(7,539)
Interest income, net	1,271	671	600
Other expense, net	(47)	(19)	(28)
Interest and other expense, net	1,224	652	572
INCOME BEFORE INCOME TAXES	5,743	12,710	(6,967)
INCOME TAX BENEFIT (EXPENSE)	216	(2,345)	2,561
NET INCOME	$5,959	$10,365	$(4,406)

Revenue

During the three months ended March 31, 2018, we recognized revenue of $43.6 million, a decrease of $12.0 million from the three months ended March 31, 2017. We believe the decrease in revenue was primarily the result of near-term weakness in the mobile display segment of the OLED display market. Despite the near-term weakness in this segment, we believe the overall OLED display market will continue to grow as expected.

Revenue derived from OLED sales comprised 94% of total revenue in the three months ended March 31, 2018 as compared to 97% in the three months ended March 31, 2017. The remaining portion of our revenue was derived from contract research services and comprised 6% and 3%, respectively of total revenue for the 2018 and 2017 quarters. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the three months ended March 31, 2018 decreased by $5.5 million as compared to the three months ended March 31, 2017 primarily due to the decline in the level of material sales. As a result, gross margin for the three months ended March 31, 2018 decreased by $6.5 million as compared to the three months ended March 31, 2017 with gross margin as a percentage of sales increasing to 83% from 77%, respectively, due to an improvement in average selling price primarily resulting from customer mix.

Research and development

Research and development expenses increased to $12.4 million for the three months ended March 31, 2018, as compared to $11.8 million for the three months ended March 31, 2017. The increase in research and development expenses was primarily due to higher operating costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $10.8 million for the three months ended March 31, 2018, as compared to $10.1 million for the three months ended March 31, 2017. The increase in selling, general and administrative expenses was primarily due to higher employee-related and other operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three months ended March 31, 2018 and 2017.

Patent costs

Patent costs increased to $1.7 million for the three months ended March 31, 2018 as compared to $1.5 million for the three months ended March 31, 2017.

Royalty and license expense

Royalty and license expense decreased to $1.2 million for the three months ended March 31, 2018, as compared to $1.6 million for the three months ended March 31, 2017. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from a decrease in qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other expense, net

Interest income, net was $1.3 million for the three months ended March 31, 2018, as compared to $671,000 for the three months ended March 31, 2017. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the current quarter. Other expense, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $47,000 for the three months ended March 31, 2018, as compared to other expense, net of $19,000 for the three months ended March 31, 2017.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was a benefit of 3.8% and an expense of 18.5% for the three months ended March 31, 2018 and 2017, respectively, and we recorded income tax benefit of $216,000 and income tax expense of $2.3 million, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09.

Without the $1.3 million benefit of ASU No. 2016-09, for the three months ended March 31, 2018, the effective income tax rate and income tax expense would have been 19.0% and $1.1 million and for the three months ended March 31, 2017 the effective income tax rate and income tax expense would have been 28% and $3.5 million.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our investments. As of March 31, 2018, we had cash and cash equivalents of $177.2 million and short-term investments of $280.1 million, for a total of $457.3 million. This compares to cash and cash equivalents of $132.8 million, short-term investments of $287.5 million and long-term investments of $14.8 million, for a total of $435.1 million, as of December 31, 2017.

Cash provided by operating activities was $38.8 million for the three months ended March 31, 2018, compared to cash provided by operating activities of $1.6 million for the three months ended March 31, 2017. The increase in cash provided by operating activities of $37.2 million was primarily due to a change in net operating assets and liabilities of $52.3 million, which included an increase in deferred revenue and a decrease in accounts receivable, partially offset by an increase in inventory due to lower revenue. This increase was partially offset by a decrease in net income of $4.4 million and a decrease in non-cash adjustments to net income of $10.7 million.

Cash provided by investing activities was $14.4 million for the three months ended March 31, 2018, as compared to cash used in investing activities of $40.1 million for the three months ended March 31, 2017. The increase in cash provided by investing activities of $54.5 million was primarily due to the timing of maturities and purchases of investments resulting in net sales of $23.1 million for the three months ended March 31, 2018, as compared to net purchases of $39.5 million for the three months ended March 31, 2017, partially offset by an increase in purchases of property, plant and equipment of $8.1 million. The increase in property, plant and equipment included the purchase of research and development lab equipment as well as expansion of our Adesis manufacturing facility in Delaware.

Cash used in financing activities was $8.9 million for the three months ended March 31, 2018, as compared to $4.8 million for the three months ended March 31, 2017. The increase in cash used in financing activities of $4.2 million was due to an increase in the payment of withholding taxes related to stock-based compensation to employees of $2.3 million, an increase in the cash payment of dividends in the current year of $1.4 million and repurchase of common stock of $477,000.

Working capital was $448.7 million as of March 31, 2018, compared to $455.4 million as of December 31, 2017. The decrease in working capital was primarily due to an increase in deferred revenue and a decrease in accounts receivable, partially offset by an increase in cash and cash equivalents and inventory.

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

We believe that our accounting policies related to revenue recognition and deferred revenue, inventories, and income taxes are our “critical accounting policies” as contemplated by the SEC.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An Oral Hearing was held before an EPO panel of first instance in Munich, Germany, on April 8-9, 2014. The panel rejected the original claims and amended the claims to comply with EPO requirements by more narrowly defining the scope of the claims. The '870 patent, in its amended form, was held by the panel to comply with the EPO requirements. We appealed the ruling to reinstate a broader set of claims. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. A hearing on the merits of the appeal was held in the first quarter of 2018, and the ‘870 patent, in its amended form, was held by the panel to comply with the EPO requirements. A written opinion confirming the holding was subsequently issued by the board, thereby closing the opposition proceedings to any further challenges or changes.

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

On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. The patent, as originally granted by the EPO, is deemed to be valid during the pendency of the appeals process. Two of the three opponents also filed their own appeals of the ruling. In January 2015, Sumitomo withdrew its opposition of the '395 patent, and the EPO accepted the withdrawal notice. The appeal proceedings were held in the second quarter of 2016. As a result of the proceedings, the board concluded the oral proceedings and proposed to reinstate a broader set of claims pending the resolution of a remaining question of the applicable law, a question that the board has deferred to the Enlarged Board of Appeals for review. The originally-granted claims remain in force during the pendency of this process. In December 2017, the Enlarged Board of Appeals issued a written opinion in which it has generally followed our reasoning regarding the question of law. We expect the written opinion to be used as guidance by the EPO opposition panel when the oral proceedings are rescheduled. The originally-granted claims remain in force during the pendency of this process.

In addition to the above proceedings and now concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the quarter ended March 31, 2018, we acquired 52,481 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the first quarter of 2018 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 - January 31	371	$194.76
February 1 - February 28	156	154.95
March 1 - March 31	51,954	119.05
Total	52,481

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description

10.1*#	OLED Patent License Agreement, dated February 13, 2018, by and between Universal Display Corporation and Samsung Display Co., Ltd.
10.2*#	Supplemental OLED Material Purchase Agreement, dated February 13, 2018, by and between Universal Display Corporation and Samsung Display Co., Ltd.
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: May 3, 2018	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary