Form 10-Q
period 2018-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2018-08-09
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had outstanding 47,094,066 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,777	$132,840
Short-term investments	353,651	287,446
Accounts receivable	35,583	52,355
Inventory	56,043	36,265
Other current assets	20,311	10,276
Total current assets	569,365	519,182
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $40,769 and $36,368	62,348	56,450
ACQUIRED TECHNOLOGY, net of accumulated amortization of $101,611 and $91,312	121,230	131,529
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,687 and $2,000	14,153	14,840
GOODWILL	15,535	15,535
INVESTMENTS	—	14,794
DEFERRED INCOME TAXES	10,534	27,022
OTHER ASSETS	40,084	604
TOTAL ASSETS	$833,249	$779,956
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,863	$13,774
Accrued expenses	24,405	35,019
Deferred revenue	69,247	14,981
Other current liabilities	25	50
Total current liabilities	101,540	63,824
DEFERRED REVENUE	28,344	23,902
RETIREMENT PLAN BENEFIT LIABILITY	34,350	33,176
OTHER LIABILITIES	18,334	—
Total liabilities	182,568	120,902
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,650,696 and 48,476,034 shares issued, and 47,289,059 and 47,118,171 shares outstanding, at June 30, 2018 and December 31, 2017, respectively	487	485
Additional paid-in capital	608,932	611,063
Retained earnings	92,346	99,126
Accumulated other comprehensive loss	(10,451)	(11,464)
Treasury stock, at cost (1,361,637 and 1,357,863 shares at June 30, 2018 and December 31, 2017, respectively)	(40,635)	(40,158)
Total shareholders’ equity	650,681	659,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$833,249	$779,956

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$56,149	$102,513	$99,721	$158,079
COST OF SALES	11,635	11,310	19,093	24,297
Gross margin	44,514	91,203	80,628	133,782
OPERATING EXPENSES:
Research and development	12,949	10,685	25,306	22,503
Selling, general and administrative	11,562	9,839	22,353	19,916
Amortization of acquired technology and other intangible assets	5,495	5,495	10,986	10,987
Patent costs	2,029	1,674	3,754	3,221
Royalty and license expense	1,568	2,991	2,799	4,578
Total operating expenses	33,603	30,684	65,198	61,205
OPERATING INCOME	10,911	60,519	15,430	72,577
Interest income, net	1,766	796	3,037	1,467
Other (expense) income, net	(12)	6	(59)	(13)
Interest and other (expense) income, net	1,754	802	2,978	1,454
INCOME BEFORE INCOME TAXES	12,665	61,321	18,408	74,031
INCOME TAX EXPENSE	(1,851)	(14,134)	(1,635)	(16,479)
NET INCOME	$10,814	$47,187	$16,773	$57,552
NET INCOME PER COMMON SHARE:
BASIC	$0.23	$0.99	$0.35	$1.21
DILUTED	$0.23	$0.99	$0.35	$1.21
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,868,999	46,742,746	46,826,314	46,702,376
DILUTED	46,901,098	46,810,238	46,873,109	46,781,120
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.03	$0.12	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$10,814	$47,187	$16,773	$57,552
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $32, $58, $48 and $50, respectively	117	105	171	90
Employee benefit plan:
Actuarial loss, net of tax of none and none, respectively	—	(1,662)	—	(1,662)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $117, $187, $234 and $350, respectively	422	343	844	642
Net change for employee benefit plan	422	(1,319)	844	(1,020)
Change in cumulative foreign currency translation adjustment	(22)	(5)	(2)	25
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	517	(1,219)	1,013	(905)
COMPREHENSIVE INCOME	$11,331	$45,968	$17,786	$56,647

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,894)	—	—	—	(17,894)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	81,232	(11,464)	1,357,863	(40,158)	641,160
Net income	—	—	—	—	—	16,773	—	—	—	16,773
Other comprehensive income	—	—	—	—	—	—	1,013	—	—	1,013
Cash dividend	—	—	—	—	—	(5,659)	—	—	—	(5,659)
Issuance of common stock to employees	—	—	250,979	3	6,032	—	—	—	—	6,035
Shares withheld for employee taxes	—	—	(101,581)	(1)	(11,030)	—	—	—	—	(11,031)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	19,732	—	2,303	—	—	—	—	2,303
Issuance of common stock to employees under an ESPP	—	—	5,532	—	564	—	—	—	—	564
BALANCE, JUNE 30, 2018	200,000	$2	48,650,696	$487	$608,932	$92,346	$(10,451)	1,361,637	$(40,635)	$650,681

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,773	$57,552
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(29,266)	(4,873)
Depreciation	4,422	2,398
Amortization of intangibles	10,986	10,987
Amortization of premium and discount on investments, net	(2,329)	(1,260)
Stock-based compensation to employees	6,163	5,404
Stock-based compensation to Board of Directors and Scientific Advisory Board	2,003	1,328
Earnout liability recorded for Adesis acquisition	—	469
Deferred income tax expense	19,312	7,408
Retirement plan expense	2,252	2,088
Decrease (increase) in assets:
Accounts receivable	16,772	(14,708)
Inventory	(19,778)	(7,123)
Other current assets	(9,058)	(799)
Other assets	(37,909)	(10)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(13,123)	(1,916)
Other current liabilities	(25)	(821)
Deferred revenue	64,423	505
Other liabilities	18,334	—
Net cash provided by operating activities	49,952	56,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,420)	(9,717)
Purchases of investments	(260,711)	(255,224)
Proceeds from sale of investments	211,847	189,335
Net cash used in investing activities	(62,284)	(75,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	436	349
Repurchase of common stock	(477)	—
Proceeds from the exercise of common stock options	—	30
Payment of withholding taxes related to stock-based compensation to employees	(11,031)	(8,501)
Cash dividends paid	(5,659)	(2,828)
Net cash used in financing activities	(16,731)	(10,950)
DECREASE IN CASH AND CASH EQUIVALENTS	(29,063)	(29,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,840	139,365
CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,777	$109,438
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$219	$140
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	—	174
Net change in accounts payable and accrued expenses related to purchases of property and equipment	3,100	4,169

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

The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive interiors, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 4,700 patents issued and pending worldwide.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

In 2016, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company expects to supply phosphorescent OLED materials to Tianma for use in its licensed products.

In 2017, the Company entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company has also agreed to supply phosphorescent OLED materials to BOE.

In 2018, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, the Company has granted Visionox non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company expects to supply phosphorescent OLED materials to Visionox for use in its licensed products.

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $23,000 and $29,000 for the three and six months ended June 30, 2018, respectively, and $151,000 and $207,000 for the three and six months ended June 30, 2017, respectively.

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

Performance unit awards are subject to either a performance-based or market-based vesting requirement. For performance-based vesting, the grant-date fair value of the award, based on fair value of the Company's common stock, is recognized over the service period based on an assessment of the likelihood that the applicable performance goals will be achieved and compensation expense is periodically adjusted based on actual and expected performance. Compensation expense for performance unit awards with market-

based vesting is calculated based on the estimated fair value as of the grant date utilizing a Monte Carlo simulation model and is recognized over the service period on a straight-line basis.

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

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.9 million, net of tax of $3.1 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the three and six months ended June 30, 2018 was a decrease of $17.5 million and $42.1 million, respectively, from the amount that would have been recorded under the prior accounting standard. See Note 16 for further discussion.

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

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
June 30, 2018
Certificates of deposit	$1,250	$—	$(1)	$1,249
Corporate bonds	204,396	2	(63)	204,335
U.S. Government securities	173,093	—	(110)	172,983
	$378,739	$2	$(174)	$378,567
December 31, 2017
Certificates of deposit	$1,296	$1	$(1)	$1,296
Corporate bonds	104,626	—	(252)	104,374
U.S. Government securities	214,641	—	(139)	214,502
	$320,563	$1	$(392)	$320,172

As of June 30, 2018 and December 31, 2017, there was $24.9 million of government securities and $17.9 million of corporate bonds included in cash equivalents in the consolidated balance sheet, respectively.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of June 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$39,051	$39,051	$—	$—
Short-term investments	353,651	353,651	—	—
Long-term investments	—	—	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,532	$27,532	$—	$—
Short-term investments	287,446	287,446	—	—
Long-term investments	14,794	14,794	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of June 30, 2018 or December 31, 2017.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$20,208	$17,464
Work-in-process	5,203	2,977
Finished goods	30,632	15,824
Inventory	$56,043	$36,265

6.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

June 30, 2018
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(101,611)
Acquired technology, net	$121,230

Amortization expense related to acquired technology was $5.1 million for both three month periods ended June 30, 2018 and 2017, and $10.3 million for both six month periods ended June 30, 2018 and 2017. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $20.6 million in the year ending December 31, 2018, $20.5 million in each of the years ending December 31, 2019 through 2021, $15.8 million in the year ending December 31, 2022 and $33.6 million thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At June 30, 2018, these other intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(1,768)	$8,752
Developed IP, processes and recipes	4,820	(627)	4,193
Trade name/Trademarks	1,500	(292)	1,208
Total identifiable intangible assets	$16,840	$(2,687)	$14,153

Amortization expense related to other intangible assets was $345,000 and $346,000 for the three months ended June 30, 2018 and 2017, respectively, and $687,000 and $688,000 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years and $7.8 million thereafter.

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of June 30, 2018, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $6.1 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through June 30, 2018, the Company incurred $1.0 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $1.6 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2018 or 2017.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded a research and development credit of $161,000 and an expense of $143,000 for the three months ended June 30, 2018 and 2017, respectively, and expense of $200,000 and $247,000 for the six months ended June 30, 2018, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

On June 21, 2018, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was filed with the Pennsylvania Department of State, and became effective on July 17, 2018.

The Company is authorized to issue 200 million shares of $0.01 par value common stock and five million shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of June 30, 2018, the Company had issued 48,650,696 shares of common stock of which 47,289,059 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding. During the three months ended June 30, 2018, the Company repurchased no shares and during the six months ended June 30, 2018, the Company repurchased 3,774 shares of $0.01 par value common treasury stock valued at $477,000.

Scientific Advisory Board and Employee Awards

During the first two quarters of 2018 and 2017, the Company granted a total of 2,456 and 5,590 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2017 and 2016, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both of the first two quarters of 2018 and 2017. No fully vested common stock was issued to employees during the first quarter of 2018 and the fair value of the shares issued to employees during the first quarter of 2017 was $165,000. In connection with the issuance of these employee grants during the first quarter of 2017, 605 shares, with fair value of $55,000, were withheld in satisfaction of employee tax withholding obligations.

Dividends

During the three months ended June 30, 2018, the Company declared and paid cash dividends of $0.06 per common share, or $2.8 million, and during the six months ended June 30, 2018, the Company declared and paid cash dividends of $0.12 per common share, or $5.7 million, on the Company’s outstanding common stock.

On August 9, 2018, the Company’s Board of Directors declared a third quarter dividend of $0.06 per common share to be paid on September 28, 2018. All future dividends will be subject to the approval of the Company’s Board of Directors.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2017, net of tax	$(258)	$(11,169)	$(37)	$(11,464)
Other comprehensive gain (loss) before reclassification	171	—	(2)	169
Actuarial gain (loss)	—	—	—	—
Reclassification to net income (1)	—	844	—	844	Selling, general and administrative, research and development, and cost of sales
Change during period	171	844	(2)	1,013
Balance June 30, 2018, net of tax	$(87)	$(10,325)	$(39)	$(10,451)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2016, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive gain (loss) before reclassification	90	—	25	115
Actuarial gain (loss)		(1,662)	—	(1,662)
Reclassification to net income (1)	—	642	—	642	Selling, general and administrative, research and development, and cost of sales
Change during period	90	(1,020)	25	(905)
Balance June 30, 2017, net of tax	$(156)	$(11,375)	$(40)	$(11,571)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $844,000 and $642,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2018, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of June 30, 2018, there were 2,417,626 shares that remained available to be granted under the Equity Compensation Plan.

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

During the six months ended June 30, 2018, the Company granted 38,442 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $4.7 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2018 and 2017, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $1.9 million and $2.1 million, respectively, research and development expense of $509,000 and $419,000, respectively, and cost of sales of $186,000 and $96,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general, and administrative expense of $3.5 million and $4.1 million, respectively, research and development expense of $934,000 and $786,000, respectively, and cost of sales of $347,000 and $190,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2018 and 2017, 52,874 and 50,630 shares, with aggregate fair values of $5.2 million and $4.3  million, respectively, were withheld in satisfaction of tax withholding obligations. For the six months ended June 30, 2018 and 2017, 80,147 and 81,343 shares, with aggregate fair values of $8.6 million and $6.8 million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended June 30, 2018 and 2017, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $41,000 and $175,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development credit of $116,000 and expense of $445,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2018 and 2017, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.1 million and $444,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $2.1 million and $883,000, respectively. In connection with the vesting of the restricted stock, the Company issued 12,500 and 15,000 shares, during the six months ended June 30, 2018 and 2017, respectively, to non-employee members of the Board of Directors.

Performance Unit Awards

During the six months ended June 30, 2018, the Company granted 12,047 performance units, of which 6,022 are subject to a performance-based vesting and 6,025 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.

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

For the three months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $519,000 and credit of $279,000, respectively, research and development expense of $128,000 and credit of $87,000, respectively, and cost of sales of $56,000 and credit of $29,000, respectively, related to performance units. For the six months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $945,000 and $161,000, respectively, research and development expense of $232,000 and $28,000, respectively, and cost of sales of $100,000 and $16,000, respectively, related to performance units.

In connection with the vesting of performance units during the six months ended June 30, 2018 and 2017, 25,208 and 19,217 shares with an aggregate fair value of $2.9 million and $1.6 million, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the six months ended June 30, 2018 and 2017, the Company issued 5,532 and 5,928 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $434,000 and $349,000, respectively.

For the three months ended June 30, 2018 and 2017, the Company recorded charges of $24,000 and $21,000, respectively, to selling, general and administrative expense, $33,000 and $23,000, respectively, to research and development expense, and $19,000 and $13,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the six months ended June 30, 2018 and 2017, the Company recorded charges of $41,000 and $36,000, respectively, to selling, general and administrative expense, $56,000 and $47,000, respectively, to research and development expense, and $33,000 and $18,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability for certain participants in the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2018, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$325	$302	$650	$603
Interest cost	262	252	524	494
Amortization of prior service cost	421	415	842	830
Amortization of loss	118	114	236	161
Total net periodic benefit cost	$1,126	$1,083	$2,252	$2,088

13.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into an OLED Materials Agreement (see Note 8) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2018 and December 31, 2017, the Company had purchase commitments for inventory of $21.3 million and $14.2 million, respectively.

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

14.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended June 30,		% of Revenues for the six months ended June 30,		Accounts Receivable as of
Customer	2018	2017	2018	2017	June 30, 2018
A	42%	17%	48%	23%	$15,199
B	33%	73%	26%	66%	$3,811
C	9%	1%	9%	1%	$4,304

Revenues from outside of North America represented approximately 93% and 98% of consolidated revenue for the three months ended June 30, 2018 and 2017, respectively, and 94% and 97% of consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2018	2017	2018	2017
South Korea	$42,132	$92,206	$72,906	$140,134
China	8,479	5,414	17,331	7,896
Japan	686	2,044	1,561	3,128
Other non-U.S. locations	1,061	822	1,622	1,534
Total non-U.S. locations	$52,358	$100,486	$93,420	$152,692
United States	3,791	2,027	6,301	5,387
Total revenue	$56,149	$102,513	$99,721	$158,079

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2018	December 31, 2017
United States	$59,483	$53,991
Other	2,865	2,459
Total long-lived assets	$62,348	$56,450

Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 14.6% and 8.9%, respectively, for the three and six months ended June 30, 2018. The Company recorded an income tax expense of $1.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2018. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $448,000 and $1.7 million, respectively, for the three and six months ended June 30, 2018.

The effective income tax rate was an expense of 23.0% and 22.3%, respectively, for the three and six months ended June 30, 2017. The Company recorded an income tax expense of $14.1 million and $16.5 million, respectively, for the three and six months ended June 30, 2017. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2017.

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

On November 27, 2014, in a case where the Company was not a party, the Korean Supreme Court concluded that royalties received by a U.S. corporation from a Korean corporation for the license of patents registered abroad but not in Korea do not constitute domestic-source income as defined in the Korea/U.S. Tax Treaty. As a result of this decision, the Company filed amended withholding tax returns for the years 2011 through June 2015. These returns were rejected by the Korean National Tax Service (KNTS) and subsequently by the Korean Tax Tribunal. The Company has also filed additional amended returns through December 31, 2017.

Concurrent with filing the original amended returns with KNTS, the Company filed a request with the IRS for Competent Authority for a bilateral agreement between the United States and Korea to clarify the treaty provisions. This Mutual Agreement Procedure (MAP) was accepted by KNTS on September 15, 2017. Once invoked, the Company can postpone the filing of additional appeals until the MAP process is complete.

As a result of recent developments and discussions with the Company’s outside tax advisors, the Company believes that it is now more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term receivable of $37.5 million for estimated refunds due from the Korean government, a long-term payable of $18.3 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and R&D credits of $19.2 million has been recorded on the June 30, 2018 financial statements for this matter. These estimates may change in the future and ultimately upon settlement of the uncertain tax position.

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

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.9 million, net of tax of $3.1 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the three and six months ended June 30, 2018 was a decrease of $17.5 million and $42.1 million, respectively, from the amount that would have been reported under the prior accounting standard. The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the three and six months ended June 30, 2018.

i. Consolidated Balance Sheet (in thousands)

	Impact of changes in accounting policies
June 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
ASSETS
Other assets (current and non-current)	$60,395	$(2,246)	$58,149
Deferred income taxes	10,534	(10,970)	(436)
TOTAL ASSETS	833,249	(13,216)	820,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred revenue (current and non-current)	97,591	(65,368)	32,223
Retained earnings	92,346	52,152	144,498
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	833,249	(13,216)	820,033

ii. Consolidated Statements of Income (in thousands)

	Impact of changes in accounting policies
Three Months Ended June 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
REVENUE	$56,149	$17,470	$73,619
Gross margin	44,514	17,470	61,984
OPERATING INCOME	10,911	17,470	28,381
INCOME BEFORE INCOME TAXES	12,665	17,470	30,135
INCOME TAX EXPENSE	(1,851)	(3,180)	(5,031)
NET INCOME	10,814	14,290	25,104

	Impact of changes in accounting policies
Six Months Ended June 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
REVENUE	$99,721	$42,123	$141,844
Gross margin	80,628	42,123	122,751
OPERATING INCOME	15,430	42,123	57,553
INCOME BEFORE INCOME TAXES	18,408	42,123	60,531
INCOME TAX EXPENSE	(1,635)	(7,864)	(9,499)
NET INCOME	16,773	34,259	51,032

iii. Consolidated Statement of Cash Flows (in thousands)

	Impact of changes in accounting policies
Six Months Ended June 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
Net income	$16,773	$34,259	$51,032
Amortization of deferred revenue and unbilled receivables recognized	(29,266)	(47,475)	(76,741)
Deferred income tax expense	19,312	10,970	30,282
Other assets (current and non-current)	(28,633)	2,246	(26,387)
CASH FLOW FROM OPERATING ACTIVITIES	49,952	-	49,952

For the three months ended June 30, 2018 and 2017, the Company recorded 93% and 98% of its revenue from sales of materials and 7% and 2% from the providing of services through Adesis, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded 94% and 98% of its revenue from sales of materials and 6% and 2% from the providing of services through Adesis, respectively.

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

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of June 30, 2018
Accounts receivable	$35,583
Short-term unbilled receivables	1,047
Long-term unbilled receivables	1,571
Short-term deferred revenue	69,247
Long-term deferred revenue	28,344

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheet. The deferred revenue balance at June 30, 2018 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of June 30, 2018, the Company had $15.4 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances during the period are as follows (in thousands):

	Six Months Ended June 30, 2018
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2017	$70	$(38,883)
Adoption of revenue standard on January 1, 2018	307	(21,307)
Adjusted balance on January 1, 2018	377	(60,190)
Revenue recognized that was previously included in deferred revenue	—	22,669
Increases due to cash received	—	(64,423)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	4,353
Unbilled receivables recognized	2,241	—
Transferred to receivables from unbilled receivables	—	—
Net change	2,241	(37,401)
Balance at June 30, 2018	$2,618	$(97,591)

17.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$10,814	$47,187	$16,773	$57,552
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(122)	(727)	(217)	(972)
Adjusted net income	$10,692	$46,460	$16,556	$56,580
Denominator:
Weighted average common shares outstanding – Basic	46,868,999	46,742,746	46,826,314	46,702,376
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	709	1,450	1,237	2,324
Restricted stock awards and units and performance units	31,390	66,042	45,558	76,420
Weighted average common shares outstanding – Diluted	46,901,098	46,810,238	46,873,109	46,781,120
Net income per common share:
Basic	$0.23	$0.99	$0.35	$1.21
Diluted	$0.23	$0.99	$0.35	$1.21

For the three months ended June 30, 2018 and 2017, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 7,513 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2018 and 2017, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 3,541 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

Our most significant commercial license agreement is with Samsung Display Co., Ltd. (SDC) covering the manufacture and sale of specified OLED display products. The agreement, originally entered into in 2011, expired at the end of 2017 and has been replaced with a new five year license agreement with a further two-year extension option.

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

In 2016, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co. Ltd. (Tianma). Under the license agreement, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we expect to supply phosphorescent OLED materials to Tianma for use in its licensed products.

In 2017, we entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, we have granted BOE non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We have also agreed to supply phosphorescent OLED materials to BOE.

In 2018, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, the Company has granted Visionox non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company expects to supply phosphorescent OLED materials to Visionox for use in its licensed products.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2018, Adesis employed a team of 60 chemists. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services revenue is earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;
•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and
•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
REVENUE	$56,149	$102,513	$(46,364)
COST OF SALES	11,635	11,310	325
Gross margin	44,514	91,203	(46,689)
OPERATING EXPENSES:
Research and development	12,949	10,685	2,264
Selling, general and administrative	11,562	9,839	1,723
Amortization of acquired technology and other intangible assets	5,495	5,495	—
Patent costs	2,029	1,674	355
Royalty and license expense	1,568	2,991	(1,423)
Total operating expenses	33,603	30,684	2,919
OPERATING INCOME	10,911	60,519	(49,608)
Interest income, net	1,766	796	970
Other (expense) income, net	(12)	6	(18)
Interest and other (expense) income, net	1,754	802	952
INCOME BEFORE INCOME TAXES	12,665	61,321	(48,656)
INCOME TAX EXPENSE	(1,851)	(14,134)	12,283
NET INCOME	$10,814	$47,187	$(36,373)

Revenue

During the three months ended June 30, 2018, we recognized revenue of $56.1 million, a decrease of $46.4 million from the three months ended June 30, 2017. The decrease in revenue was due to the timing of license fee payments from SDC, the impact of ASC 606 primarily on the recognition of revenue from license fee payments, as well as a decrease in material sales.

During the three months ended June 30, 2017, we recorded as revenue the receipt of the semi-annual license fee payment of $45.0 million from SDC. Under the new agreement with SDC, license fee payments are now receipted in quarterly installments. In addition, revenue from material sales decreased by $10.0 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This also had a negative impact on license fee revenue since, under ASC 606, license fee revenue is recognized on a material units sold basis in contrast to our recognizing license fee revenue from SDC upon receipt of payment that was required under ASC 605. We believe the decrease in material sales was primarily the result of near-term weakness in the mobile display segment of the OLED display market. Despite the near-term weakness in this segment, we believe the overall OLED display market will continue to grow as expected.

Revenue derived from OLED sales comprised 93% of total revenue in the three months ended June 30, 2018 as compared to 98% in the three months ended June 30, 2017. The remaining portion of our revenue was derived from contract research services and comprised 7% and 2%, respectively, of total revenue for the 2018 and 2017 quarters. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the three months ended June 30, 2018 increased by $325,000 as compared to the three months ended June 30, 2017 primarily due to an increase in the average cost of sales per unit resulting from product mix. As a result of the lower license and material revenue, gross margin for the three months ended June 30, 2018 decreased by $46.7 million as compared to the three months ended June 30, 2017 with gross margin as a percentage of sales decreasing to 79% from 89%, respectively.

Research and development

Research and development expenses increased to $12.9 million for the three months ended June 30, 2018, as compared to $10.7 million for the three months ended June 30, 2017. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research organization activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $11.6 million for the three months ended June 30, 2018, as compared to $9.8 million for the three months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily due to higher employee-related, including higher stock compensation expense, and other routine operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three months ended June 30, 2018 and 2017.

Patent costs

Patent costs increased to $2.0 million for the three months ended June 30, 2018 as compared to $1.7 million for the three months ended June 30, 2017.

Royalty and license expense

Royalty and license expense decreased to $1.6 million for the three months ended June 30, 2018, as compared to $3.0 million for the three months ended June 30, 2017. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other (expense) income, net

Interest income, net was $1.8 million for the three months ended June 30, 2018, as compared to $796,000 for the three months ended June 30, 2017. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the current quarter. Other (expense) income, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $12,000 for the three months ended June 30, 2018, as compared to other income, net of $6,000 for the three months ended June 30, 2017.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 14.6% and 23.0% for the three months ended June 30, 2018 and 2017, respectively, and we recorded income tax expense of $1.9 million and $14.1 million, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09.

Without the $448,000 benefit of ASU No. 2016-09, for the three months ended June 30, 2018, the effective income tax rate and income tax expense would have been 18.2% and $2.3 million, respectively, and for the three months ended June 30, 2017 the effective income tax rate and income tax expense would have been 25.0% and $15.3 million, respectively.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
REVENUE	$99,721	$158,079	$(58,358)
COST OF SALES	19,093	24,297	(5,204)
Gross margin	80,628	133,782	(53,154)
OPERATING EXPENSES:
Research and development	25,306	22,503	2,803
Selling, general and administrative	22,353	19,916	2,437
Amortization of acquired technology and other intangible assets	10,986	10,987	(1)
Patent costs	3,754	3,221	533
Royalty and license expense	2,799	4,578	(1,779)
Total operating expenses	65,198	61,205	3,993
OPERATING INCOME	15,430	72,577	(57,147)
Interest income, net	3,037	1,467	1,570
Other (expense) income, net	(59)	(13)	(46)
Interest and other (expense) income, net	2,978	1,454	1,524
INCOME BEFORE INCOME TAXES	18,408	74,031	(55,623)
INCOME TAX EXPENSE	(1,635)	(16,479)	14,844
NET INCOME	$16,773	$57,552	$(40,779)

Revenue

During the six months ended June 30, 2018, we recognized revenue of $99.7 million, a decrease of $58.4 million from the six months ended June 30, 2017. The decrease in revenue was primarily the result of the impact of ASC 606 and lower material sales. Revenue for the six months ended June 30, 2018 were $42.1 million lower than what would have been recorded under ASC 605. Under ASC 606, we recognize license fee revenue on a material units sold basis in contrast to our recognizing license fee revenue either upon a straight-line basis or upon receipt of payment that was required under ASC 605. The decrease in revenue was also the result of near-term weakness in the mobile display segment of the OLED display market that primarily impacted our first quarter results. Despite the near-term weakness in this segment, we believe the overall OLED display market will continue to grow as expected.

Revenue derived from OLED sales comprised 94% of total revenue in the six months ended June 30, 2018 as compared to 98% in the six months ended June 30, 2017. The remaining portion of our revenue was derived from contract research services and comprised 6% and 2%, respectively, of total revenue for the six months ended June 30, 2018 and 2017. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the six months ended June 30, 2018 decreased by $5.2 million as compared to the six months ended June 30, 2017 primarily due to the decline in the level of material sales. As a result of the impact of ASC 606 and the decline in material sales, gross margin for the six months ended June 30, 2018 decreased by $53.2 million as compared to the six months ended June 30, 2017 with gross margin as a percentage of sales decreasing to 81% from 85%, respectively.

Research and development

Research and development expenses increased to $25.3 million for the six months ended June 30, 2018, as compared to $22.5 million for the six months ended June 30, 2017. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research organization activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $22.4 million for the six months ended June 30, 2018, as compared to $19.9 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily due to higher employee-related, including higher stock compensation expense, and other routine operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $11.0 million for both of the six months ended June 30, 2018 and 2017.

Patent costs

Patent costs increased to $3.8 million for the six months ended June 30, 2018 as compared to $3.2 million for the six months ended June 30, 2017.

Royalty and license expense

Royalty and license expense decreased to $2.8 million for the six months ended June 30, 2018, as compared to $4.6 million for the six months ended June 30, 2017. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from a decrease in qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other (expense) income, net

Interest income, net was $3.0 million for the six months ended June 30, 2018, as compared to $1.5 million for the six months ended June 30, 2017. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the first six months of 2018 over amounts held in the comparable period in 2017. Other (expense) income, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $59,000 for the six months ended June 30, 2018, as compared to other expense, net of $13,000 for the six months ended June 30, 2017.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 8.9% and 22.3% for the six months ended June 30, 2018 and 2017, respectively, and we recorded income tax expense of $1.6 million and $16.5 million, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09.

Without the $1.7 million benefit of ASU No. 2016-09, for the six months ended June 30, 2018, the effective income tax rate and income tax expense would have been 18.1% and $3.3 million, respectively, and for the six months ended June 30, 2017 the effective income tax rate and income tax expense would have been 25.5% and $18.9 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our investments. As of June 30, 2018, we had cash and cash equivalents of $103.8 million and short-term investments of $353.6 million, for a total of $457.4 million. This compares to cash and cash equivalents of $132.8 million, short-term investments of $287.5 million and long-term investments of $14.8 million, for a total of $435.1 million, as of December 31, 2017.

Cash provided by operating activities was $50.0 million for the six months ended June 30, 2018, compared to cash provided by operating activities of $56.6 million for the six months ended June 30, 2017. The decrease in cash provided by operating activities of $6.6 million was primarily due to a decrease in net income of $40.8 million and a decrease in non-cash adjustments to net income of $10.4 million. This decrease was partially offset by a change in net operating assets and liabilities of $44.6 million, which included an increase in deferred revenue and a decrease in accounts receivable, partially offset by an increase in inventory due to lower revenue.

Cash used in investing activities was $62.3 million for the six months ended June 30, 2018, as compared to cash used in investing activities of $75.6 million for the six months ended June 30, 2017. The decrease in cash used by investing activities of $13.3 million was primarily due to the timing of maturities and purchases of investments resulting in net purchases of $48.9 million for the six months ended June 30, 2018, as compared to net purchases of $65.9 million for the six months ended June 30, 2017, partially offset by an increase in purchases of property, plant and equipment of $3.7 million. The increase in property, plant and equipment included the purchase of research and development lab equipment as well as expansion of our Adesis manufacturing facility in Delaware.

Cash used in financing activities was $16.7 million for the six months ended June 30, 2018, as compared to $11.0 million for the six months ended June 30, 2017. The increase in cash used in financing activities of $5.7 million was due to an increase in the cash payment of dividends in the current year of $2.8 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $2.5 million and repurchase of common stock of $477,000, partially offset by an increase in proceeds from the issuance of common stock of $85,000.

Working capital was $467.0 million as of June 30, 2018, compared to $455.4 million as of December 31, 2017. The increase in working capital was primarily due to an increase in short-term investments and inventory, partially offset by an increase in deferred revenue and a decrease in cash and cash equivalents.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

During the quarter ended June 30, 2018, we acquired 52,874 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the second quarter of 2018 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 - April 30	52,449	$98.36
May 1 - May 31	112	98.30
June 1 - June 30	313	94.07
Total	52,874

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of the exhibits filed as part of this report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation of the registrant, as amended through July 17, 2018.
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

UNIVERSAL DISPLAY CORPORATION

Date: August 9, 2018	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary