Form 10-Q
period 2018-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2018-11-01
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018, the registrant had outstanding 47,101,017 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,638	$132,840
Short-term investments	391,972	287,446
Accounts receivable	43,207	52,355
Inventory	69,031	36,265
Other current assets	11,943	10,276
Total current assets	617,791	519,182
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $42,425 and $36,368	67,467	56,450
ACQUIRED TECHNOLOGY, net of accumulated amortization of $106,755 and $91,312	116,086	131,529
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $3,036 and $2,000	13,804	14,840
GOODWILL	15,535	15,535
INVESTMENTS	—	14,794
DEFERRED INCOME TAXES	13,910	27,022
OTHER ASSETS	39,151	604
TOTAL ASSETS	$883,744	$779,956
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,330	$13,774
Accrued expenses	31,790	35,019
Deferred revenue	69,143	14,981
Other current liabilities	16	50
Total current liabilities	114,279	63,824
DEFERRED REVENUE	40,684	23,902
RETIREMENT PLAN BENEFIT LIABILITY	34,937	33,176
OTHER LIABILITIES	18,337	—
Total liabilities	208,237	120,902
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,672,538 and 48,476,034 shares issued, and 47,310,901 and 47,118,171 shares outstanding, at September 30, 2018 and December 31, 2017, respectively	487	485
Additional paid-in capital	613,310	611,063
Retained earnings	112,337	99,126
Accumulated other comprehensive loss	(9,994)	(11,464)
Treasury stock, at cost (1,361,637 and 1,357,863 shares at September 30, 2018 and December 31, 2017, respectively)	(40,635)	(40,158)
Total shareholders’ equity	675,507	659,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$883,744	$779,956

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE	$77,550	$61,683	$177,271	$219,762
COST OF SALES	16,123	13,465	35,216	37,762
Gross margin	61,427	48,218	142,055	182,000
OPERATING EXPENSES:
Research and development	13,616	11,596	38,922	34,099
Selling, general and administrative	12,120	11,695	34,473	31,611
Amortization of acquired technology and other intangible assets	5,493	5,498	16,479	16,485
Patent costs	1,937	1,875	5,691	5,096
Royalty and license expense	2,229	1,764	5,028	6,342
Total operating expenses	35,395	32,428	100,593	93,633
OPERATING INCOME	26,032	15,790	41,462	88,367
Interest income, net	2,118	861	5,155	2,328
Other (expense) income, net	(7)	6	(66)	(7)
Interest and other (expense) income, net	2,111	867	5,089	2,321
INCOME BEFORE INCOME TAXES	28,143	16,657	46,551	90,688
INCOME TAX EXPENSE	(5,325)	(3,137)	(6,960)	(19,616)
NET INCOME	$22,818	$13,520	$39,591	$71,072
NET INCOME PER COMMON SHARE:
BASIC	$0.48	$0.28	$0.83	$1.50
DILUTED	$0.48	$0.28	$0.83	$1.49
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,869,998	46,801,051	46,841,036	46,716,726
DILUTED	46,914,553	46,871,720	46,893,768	46,793,429
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.03	$0.18	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$22,818	$13,520	$39,591	$71,072
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $12, $14, $60 and $64, respectively	43	27	214	117
Employee benefit plan:
Actuarial loss, net of tax of none, $154, none and $1,060, respectively	—	(283)	—	(1,945)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $117, $199, $351 and $549, respectively	422	365	1,266	1,007
Net change for employee benefit plan	422	82	1,266	(938)
Change in cumulative foreign currency translation adjustment	(8)	3	(10)	28
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	457	112	1,470	(793)
COMPREHENSIVE INCOME	$23,275	$13,632	$41,061	$70,279

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,894)	—	—	—	(17,894)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	81,232	(11,464)	1,357,863	(40,158)	641,160
Net income	—	—	—	—	—	39,591	—	—	—	39,591
Other comprehensive income	—	—	—	—	—	—	1,470	—	—	1,470
Cash dividend	—	—	—	—	—	(8,486)	—	—	—	(8,486)
Issuance of common stock to employees	—	—	270,451	3	9,454	—	—	—	—	9,457
Shares withheld for employee taxes	—	—	(107,920)	(1)	(11,597)	—	—	—	—	(11,598)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	25,982	—	3,534	—	—	—	—	3,534
Issuance of common stock to employees under an ESPP	—	—	7,991	—	856	—	—	—	—	856
BALANCE, SEPTEMBER 30, 2018	200,000	$2	48,672,538	$487	$613,310	$112,337	$(9,994)	1,361,637	$(40,635)	$675,507

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,591	$71,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(52,325)	(7,206)
Depreciation	6,094	3,638
Amortization of intangibles	16,479	16,485
Inventory write-down	1,045	—
Amortization of premium and discount on investments, net	(4,191)	(2,055)
Stock-based compensation to employees	9,697	8,467
Stock-based compensation to Board of Directors and Scientific Advisory Board	3,234	1,890
Earnout liability recorded for Adesis acquisition	—	509
Deferred income tax expense	15,820	6,804
Retirement plan expense	3,378	3,214
Decrease (increase) in assets:
Accounts receivable	9,148	(18,262)
Inventory	(33,811)	(15,419)
Other current assets	(116)	(2,835)
Other assets	(37,769)	(40)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	439	3,904
Other current liabilities	(34)	(768)
Deferred revenue	99,940	1,863
Other liabilities	18,337	—
Net cash provided by operating activities	94,956	71,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,925)	(23,221)
Purchases of investments	(500,985)	(456,264)
Proceeds from sale of investments	415,697	351,024
Net cash used in investing activities	(106,213)	(128,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	616	529
Repurchase of common stock	(477)	—
Proceeds from the exercise of common stock options	—	29
Payment of withholding taxes related to stock-based compensation to employees	(11,598)	(9,330)
Cash dividends paid	(8,486)	(4,240)
Net cash used in financing activities	(19,945)	(13,012)
DECREASE IN CASH AND CASH EQUIVALENTS	(31,202)	(70,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	132,840	139,365
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,638	$69,153
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$274	$(117)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Common stock issued to employees that was earned and accrued for in a previous period	—	174
Net change in accounts payable and accrued expenses related to purchases of property and equipment	3,814	2,572

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $35,000 and $64,000 for the three and nine months ended September 30, 2018, respectively, and $97,000 and $304,000 for the three and nine months ended September 30, 2017, respectively.

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

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.9 million, net of tax of $3.1 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the three and nine months ended September 30, 2018 was a decrease of $14.1 million and $56.2 million, respectively, from the amount that would have been recorded under the prior accounting standard. See Note 16 for further discussion.

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

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
September 30, 2018
Certificates of deposit	$400	$—	$—	$400
Corporate bonds	188,832	4	(45)	188,791
U.S. Government securities	225,824	1	(76)	225,749
	$415,056	$5	$(121)	$414,940
December 31, 2017
Certificates of deposit	$1,296	$1	$(1)	$1,296
Corporate bonds	104,626	—	(252)	104,374
U.S. Government securities	214,641	—	(139)	214,502
	$320,563	$1	$(392)	$320,172

As of September 30, 2018, there was $23.0 million of U.S. government securities and as of December 31, 2017, there was $17.9 million of corporate bonds included in cash equivalents in the consolidated balance sheets.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$32,754	$32,754	$—	$—
Short-term investments	391,972	391,972	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,532	$27,532	$—	$—
Short-term investments	287,446	287,446	—	—
Long-term investments	14,794	14,794	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of September 30, 2018 or December 31, 2017.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$28,740	$17,464
Work-in-process	7,721	2,977
Finished goods	32,570	15,824
Inventory	$69,031	$36,265

For the three and nine months ended September 30, 2018, the Company recorded an inventory write-down of $1.0 million as lower than anticipated customer demand created excess inventory levels in certain products. No inventory write-down was recorded for the three and nine months ended September 30, 2017.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

September 30, 2018
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
222,841
Less: Accumulated amortization	(106,755)
Acquired technology, net	$116,086

Amortization expense related to acquired technology was $5.1 million for both of the three month periods ended September 30, 2018 and 2017, and $15.4 million and $15.5 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $20.6 million in the year ending December 31, 2018, $20.5 million in each of the years ending December 31, 2019 through 2021, $15.8 million in the year ending December 31, 2022 and $33.6 million thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At September 30, 2018, these other intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(1,998)	$8,522
Developed IP, processes and recipes	4,820	(708)	4,112
Trade name/Trademarks	1,500	(330)	1,170
Total identifiable intangible assets	$16,840	$(3,036)	$13,804

Amortization expense related to other intangible assets was $348,000 and $349,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million for both nine month periods ended September 30, 2018 and 2017. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years (2018 -2022) and $7.8 million thereafter.

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of September 30, 2018, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $5.9 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through September 30, 2018, the Company incurred $1.3 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $2.2 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and $5.0 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on

March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2018 or 2017.

The Company is also to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $203,000 and $673,000 for the three months ended September 30, 2018 and 2017, respectively, and $403,000 and $920,000 for the nine months ended September 30, 2018 and 2017, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

9.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

On June 21, 2018, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was filed with the Pennsylvania Department of State, and became effective on July 17, 2018.

The Company is authorized to issue 200,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of September 30, 2018, the Company had issued 48,672,538 shares of common stock of which 47,310,901 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding. During the three months ended September 30, 2018, the Company repurchased no shares and during the nine months ended September 30, 2018, the Company repurchased 3,774 shares of common stock, now held as treasury stock, for an aggregate purchase price of $477,000.

Scientific Advisory Board and Employee Awards

During the first three quarters of 2018 and 2017, the Company granted a total of 2,456 and 5,590 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2017 and 2016, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both of the first three quarters of 2018 and 2017. No fully vested common stock was issued to employees during the first quarter of 2018 and the fair value of the shares issued to employees during the first quarter of 2017 was $165,000. In connection with the issuance of these employee grants during the first quarter of 2017, 605 shares, with fair value of $55,000, were withheld in satisfaction of employee tax withholding obligations.

Dividends

During the three months ended September 30, 2018, the Company declared and paid cash dividends of $0.06 per common share, or $2.8 million, and during the nine months ended September 30, 2018, the Company declared and paid cash dividends of $0.18 per common share, or $8.5 million, on the Company’s outstanding common stock.

On October 30, 2018, the Company’s Board of Directors declared a fourth quarter dividend of $0.06 per common share to be paid on December 28, 2018. All future dividends will be subject to the approval of the Company’s Board of Directors.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2017, net of tax	$(258)	$(11,169)	$(37)	$(11,464)
Other comprehensive gain (loss) before reclassification	214	—	(10)	204
Reclassification to net income (1)	—	1,266	—	1,266	Selling, general and administrative, research and development, and cost of sales
Change during period	214	1,266	(10)	1,470
Balance September 30, 2018, net of tax	$(44)	$(9,903)	$(47)	$(9,994)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2016, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive gain before reclassification	117	—	28	145
Actuarial loss	—	(1,945)	—	(1,945)
Reclassification to net income (1)	—	1,007	—	1,007	Selling, general and administrative, research and development, and cost of sales
Change during period	117	(938)	28	(793)
Balance September 30, 2017, net of tax	$(129)	$(11,293)	$(37)	$(11,459)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.3 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2018, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2018, there were 2,415,956 shares that remained available to be granted under the Equity Compensation Plan.

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

During the nine months ended September 30, 2018, the Company granted 40,242 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $4.9 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2018 and 2017, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $2.2 million and $2.1 million, respectively, research and development expense of $517,000 and $402,000, respectively, and cost of sales of $201,000 and $127,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general, and administrative expense of $5.7 million and $6.2 million, respectively, research and development expense of $1.5 million and $1.2 million, respectively, and cost of sales of $548,000 and $317,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2018 and 2017, 6,339 and 7,567 shares, with aggregate fair values of $566,000 and $829,000, respectively, were withheld in satisfaction of tax withholding obligations. For the nine months ended September 30, 2018 and 2017, 86,486 and 88,910 shares, with aggregate fair values of $9.2 million and $7.7 million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended September 30, 2018 and 2017, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $165,000 and $193,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $49,000 and $639,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2018 and 2017, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.1 million and $370,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $3.2 million and $1.3 million, respectively. In connection with the vesting of the restricted stock, the Company issued 18,750 and 21,250 shares, during the nine months ended September 30, 2018 and 2017, respectively, to non-employee members of the Board of Directors.

Performance Unit Awards

During the nine months ended September 30, 2018, the Company granted 12,047 performance units, of which 6,022 are subject to a performance-based vesting and 6,025 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $1.4 million on the date of grant.

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

The maximum number of performance units that may vest based on performance is two times the shares granted. Further, if the Company's cumulative revenue growth or total shareholder return is negative, the performance units may not vest at all.

For the three months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $352,000 and $284,000, respectively, research and development expense of $86,000 and $70,000, respectively, and cost of sales of $38,000 and $29,000, respectively, related to performance units. For the nine months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $1.3 million and $445,000, respectively, research and development expense of $319,000 and $98,000, respectively, and cost of sales of $138,000 and $46,000, respectively, related to performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2018 and 2017, 25,208 and 19,217 shares with an aggregate fair value of $2.9 million and $1.6 million, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the nine months ended September 30, 2018 and 2017, the Company issued 7,991 and 7,861 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $616,000 and $529,000, respectively.

For the three months ended September 30, 2018 and 2017, the Company recorded charges of $31,000 and $20,000, respectively, to selling, general and administrative expense, $50,000 and $21,000, respectively, to research and development expense, and $31,000 and $13,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

For the nine months ended September 30, 2018 and 2017, the Company recorded charges of $71,000 and $56,000, respectively, to selling, general and administrative expense, $105,000 and $68,000, respectively, to research and development expense, and $64,000 and $31,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

12.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability for certain participants in the

SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2018, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$326	$303	$976	$906
Interest cost	261	258	785	752
Amortization of prior service cost	420	417	1,262	1,247
Amortization of loss	119	148	355	309
Total net periodic benefit cost	$1,126	$1,126	$3,378	$3,214

13.	COMMITMENTS AND CONTINGENCIES:

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

The Company has agreements with six executive officers and one employee which provide for certain cash and other benefits upon termination of employment in connection with a change in control of the Company. If the executive’s employment is terminated in connection with the change in control, the executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a new OLED Materials Agreement (see Note 8) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2018 and December 31, 2017, the Company had purchase commitments for inventory of $18.5 million and $14.2 million, respectively.

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

14.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended September 30,		% of Revenues for the nine months ended September 30,		Accounts Receivable as of
Customer	2018	2017	2018	2017	September 30, 2018
A	50%	43%	36%	59%	$11,788
B	19%	31%	35%	25%	$10,869
C	10%	3%	9%	2%	$3,372
D	9%	14%	8%	7%	$11,758

Revenues from outside of North America represented approximately 96% of consolidated revenue for both three months ended September 30, 2018 and 2017, and 95% and 96% of consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2018	2017	2018	2017
South Korea	$53,883	$45,803	$126,789	$185,937
China	17,037	10,234	34,368	18,130
Japan	3,076	2,462	4,637	5,590
Other non-U.S. locations	457	597	2,078	2,132
Total non-U.S. locations	$74,453	$59,096	$167,872	$211,789
United States	3,097	2,587	9,399	7,973
Total revenue	$77,550	$61,683	$177,271	$219,762

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2018	December 31, 2017
United States	$63,908	$53,991
Other	3,559	2,459
Total long-lived assets	$67,467	$56,450

Substantially all chemical materials were purchased from one supplier. See Note 8.

15.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.9% and 15.0% for the three and nine months ended September 30, 2018, respectively. The Company recorded an income tax expense of $5.3 million and $7.0 million for the three and nine months ended September 30, 2018, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $29,000 and $1.8 million for the three and nine months ended September 30, 2018, respectively.

The effective income tax rate was an expense of 18.8% and 21.6% for the three and nine months ended September 30, 2017, respectively. The Company recorded an income tax expense of $3.1 million and $19.6 million for the three and nine months ended September 30, 2017, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $511,000 and $2.9 million for the three and nine months ended September 30, 2017, respectively.

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

As a result of recent developments and discussions with the Company’s outside tax advisors, the Company believes that it is now more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term receivable of $37.5 million for estimated refunds due from the Korean government, a long-term payable of $18.3 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and R&D credits of $19.2 million has been recorded on the financial statements for this matter. These estimates may change in the future and ultimately upon settlement of the uncertain tax position.

LG Display has notified Universal Display Corporation Ireland (UDI) that it is being audited by the Korean National Tax Service (KNTS) for the years 2015 and 2017; within the scope of this audit is withholding tax on royalty and licensing payments. UDI has provided certain financial information requested but has not received any notification of liability from KNTS.

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

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.9 million, net of tax of $3.1 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the three and nine months ended September 30, 2018 was a decrease of $14.1 million and $56.2 million, respectively, from the amount that would have been reported under the prior accounting standard. The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the three and nine months ended September 30, 2018.

i. Consolidated Balance Sheet (in thousands)

	Impact of changes in accounting policies
September 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
ASSETS
Other assets (current and non-current)	$51,094	$(2,049)	$49,045
Deferred income taxes	13,910	(13,640)	270
TOTAL ASSETS	883,744	(15,689)	868,055

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred revenue (current and non-current)	109,827	(79,226)	30,601
Retained earnings	112,337	63,537	175,874
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	883,744	(15,689)	868,055

ii. Consolidated Statements of Income (in thousands)

	Impact of changes in accounting policies
Three Months Ended September 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
REVENUE	$77,550	$14,054	$91,604
Gross margin	61,427	14,054	75,481
OPERATING INCOME	26,032	14,054	40,086
INCOME BEFORE INCOME TAXES	28,143	14,054	42,197
INCOME TAX EXPENSE	(5,325)	(2,670)	(7,995)
NET INCOME	22,818	11,384	34,202

	Impact of changes in accounting policies
Nine Months Ended September 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
REVENUE	$177,271	$56,177	$233,448
Gross margin	142,055	56,177	198,232
OPERATING INCOME	41,462	56,177	97,639
INCOME BEFORE INCOME TAXES	46,551	56,177	102,728
INCOME TAX EXPENSE	(6,960)	(10,534)	(17,494)
NET INCOME	39,591	45,643	85,234

iii. Consolidated Statement of Cash Flows (in thousands)

	Impact of changes in accounting policies
Nine Months Ended September 30, 2018	As reported	Adjustment	Balances without adoption of Topic 606
Net income	$39,591	$45,643	$85,234
Amortization of deferred revenue and recognition of unbilled receivables	(52,325)	(61,332)	(113,657)
Deferred income tax expense	15,820	13,640	29,460
Other assets (current and non-current)	(37,885)	2,049	(35,836)
CASH FLOW FROM OPERATING ACTIVITIES	94,956	-	94,956

For both three month periods ended September 30, 2018 and 2017, the Company recorded 96% of its revenue from sales of materials and 4% from the providing of services through Adesis, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded 95% and 97% of its revenue from sales of materials and 5% and 3% from the providing of services through Adesis, respectively.

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

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2018
Accounts receivable	$43,207
Short-term unbilled receivables	1,621
Long-term unbilled receivables	778
Short-term deferred revenue	69,143
Long-term deferred revenue	40,684

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheet. The deferred revenue balance at September 30, 2018 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of September 30, 2018, the Company had $5.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances during the period are as follows (in thousands):

	Nine Months Ended September 30, 2018
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2017	$70	$(38,883)
Adoption of revenue standard on January 1, 2018	307	(21,307)
Adjusted balance on January 1, 2018	377	(60,190)
Revenue recognized that was previously included in deferred revenue	-	46,016
Increases due to cash received	-	(99,940)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	-	4,287
Unbilled receivables recognized	2,022	-
Transferred to receivables from unbilled receivables	-	-
Net change	2,022	(49,637)
Balance at September 30, 2018	$2,399	$(109,827)

17.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$22,818	$13,520	$39,591	$71,072
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(242)	(199)	(481)	(1,149)
Adjusted net income	$22,576	$13,321	$39,110	$69,923
Denominator:
Weighted average common shares outstanding – Basic	46,869,998	46,801,051	46,841,036	46,716,726
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	754	1,130	1,682	2,438
Restricted stock awards and units and performance units	43,801	69,539	51,050	74,265
Weighted average common shares outstanding – Diluted	46,914,553	46,871,720	46,893,768	46,793,429
Net income per common share:
Basic	$0.48	$0.28	$0.83	$1.50
Diluted	$0.48	$0.28	$0.83	$1.49

For the three months ended September 30, 2018 and 2017, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 5,464 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2018 and 2017, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 4,143 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, we have granted Visionox non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we expect to supply phosphorescent OLED materials to Visionox for use in its licensed products.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2018, Adesis employed a team of 70 chemists. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services revenue is earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;
•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and
•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
REVENUE	$77,550	$61,683	$15,867
COST OF SALES	16,123	13,465	2,658
Gross margin	61,427	48,218	13,209
OPERATING EXPENSES:
Research and development	13,616	11,596	2,020
Selling, general and administrative	12,120	11,695	425
Amortization of acquired technology and other intangible assets	5,493	5,498	(5)
Patent costs	1,937	1,875	62
Royalty and license expense	2,229	1,764	465
Total operating expenses	35,395	32,428	2,967
OPERATING INCOME	26,032	15,790	10,242
Interest income, net	2,118	861	1,257
Other (expense) income, net	(7)	6	(13)
Interest and other (expense) income, net	2,111	867	1,244
INCOME BEFORE INCOME TAXES	28,143	16,657	11,486
INCOME TAX EXPENSE	(5,325)	(3,137)	(2,188)
NET INCOME	$22,818	$13,520	$9,298

Revenue

During the three months ended September 30, 2018, we recognized revenue of $77.6 million, an increase of $15.9 million from $61.7 million in the three months ended September 30, 2017. The increase in revenue was primarily the result of higher material sales, offset by the impact of ASC 606. Revenue for the three months ended September 30, 2018 was $14.1 million lower than what would have been recorded under ASC 605. Under ASC 606, we recognize license fee revenue on a material units sold basis in contrast to our recognizing license fee revenue either upon a straight-line basis or upon receipt of payment that was required under ASC 605.

Revenue derived from OLED sales comprised 96% of total revenue for both three month periods ended September 30, 2018 and 2017. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the three months ended September 30, 2018 increased by $2.7 million as compared to the three months ended September 30, 2017 primarily due to an increase in the average cost of sales per unit resulting from a slower than anticipated increase in customer demand and an excess and obsolete inventory charge of $1.0 million.

As a result of the impact of ASC 606 and the increase in material sales, gross margin for the three months ended September 30, 2018 increased by $13.2 million as compared to the three months ended September 30, 2017 with gross margin as a percentage of sales increasing to 79.2% from 78.2%, respectively. The increase in the gross margin as a percentage of sales was primarily due to the recognition of SDC license revenue in the three months ended September 30, 2018 per the new standard, as compared to none being recognized in the three months ended September 30, 2017.

Research and development

Research and development expenses increased to $13.6 million for the three months ended September 30, 2018, as compared to $11.6 million for the three months ended September 30, 2017. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $12.1 million for the three months ended September 30, 2018, as compared to $11.7 million for the three months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily due to higher employee-related, including higher stock compensation expense, and other routine operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three-month periods ended September 30, 2018 and 2017.

Patent costs

Patent costs were $1.9 million for both of the three-month periods ended September 30, 2018 and 2017.

Royalty and license expense

Royalty and license expense increased to $2.2 million for the three months ended September 30, 2018, as compared to $1.8 million for the three months ended September 30, 2017. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from an increase in qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other (expense) income, net

Interest income, net was $2.1 million for the three months ended September 30, 2018, as compared to $861,000 for the three months ended September 30, 2017. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the current quarter. Other (expense) income, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $7,000 for the three months ended September 30, 2018, as compared to other income, net of $6,000 for the three months ended September 30, 2017.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 18.9% and 18.8% for the three months ended September 30, 2018 and 2017, respectively, and we recorded income tax expense of $5.3 million and $3.1 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09.

Without the $29,000 benefit of ASU No. 2016-09, for the three months ended September 30, 2018, the effective income tax rate and income tax expense would have been 19.0% and $5.4 million, respectively, and for the three months ended September 30, 2017 the effective income tax rate and income tax expense would have been 21.6% and $3.6 million, respectively.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
REVENUE	$177,271	$219,762	$(42,491)
COST OF SALES	35,216	37,762	(2,546)
Gross margin	142,055	182,000	(39,945)
OPERATING EXPENSES:
Research and development	38,922	34,099	4,823
Selling, general and administrative	34,473	31,611	2,862
Amortization of acquired technology and other intangible assets	16,479	16,485	(6)
Patent costs	5,691	5,096	595
Royalty and license expense	5,028	6,342	(1,314)
Total operating expenses	100,593	93,633	6,960
OPERATING INCOME	41,462	88,367	(46,905)
Interest income, net	5,155	2,328	2,827
Other (expense) income, net	(66)	(7)	(59)
Interest and other (expense) income, net	5,089	2,321	2,768
INCOME BEFORE INCOME TAXES	46,551	90,688	(44,137)
INCOME TAX EXPENSE	(6,960)	(19,616)	12,656
NET INCOME	$39,591	$71,072	$(31,481)

Revenue

During the nine months ended September 30, 2018, we recognized revenue of $177.3 million, a decrease of $42.5 million from $219.8 in the nine months ended September 30, 2017. The decrease in revenue was primarily the result of the impact of ASC 606 and lower material sales. Revenue for the nine months ended September 30, 2018 was $56.2 million lower than what would have been recorded under ASC 605. Under ASC 606, we recognize license fee revenue on a material units sold basis in contrast to our recognizing license fee revenue either upon a straight-line basis or upon receipt of payment that was required under ASC 605. The decrease in revenue was also the result of near-term weakness in the mobile display segment of the OLED display market that primarily impacted our first quarter results. Despite the near-term weakness in this segment, we believe the overall OLED display market will continue to grow as expected.

Revenue derived from OLED sales comprised 95% of total revenue in the nine months ended September 30, 2018 as compared to 97% in the nine months ended September 30, 2017. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the nine months ended September 30, 2018 decreased by $2.5 million as compared to the nine months ended September 30, 2017 primarily due to the decline in the level of material sales. Included in the cost of sales for the nine months ended September 30, 2018 was an excess and obsolete inventory charge of $1.0 million due to lower than anticipated customer demand. As a result of the impact of ASC 606 and the decline in material sales, gross margin for the nine months ended September 30, 2018 decreased by $39.9 million as compared to the nine months ended September 30, 2017 with gross margin as a percentage of sales decreasing to 80.1% from 82.8%.

Research and development

Research and development expenses increased to $38.9 million for the nine months ended September 30, 2018, as compared to $34.1 million for the nine months ended September 30, 2017. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $34.5 million for the nine months ended September 30, 2018, as compared to $31.6 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily due to higher employee-related, including higher stock compensation expense, and other routine operating costs.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $16.5 million for both of the nine-month periods ended September 30, 2018 and 2017.

Patent costs

Patent costs increased to $5.7 million for the nine months ended September 30, 2018 as compared to $5.1 million for the nine months ended September 30, 2017.

Royalty and license expense

Royalty and license expense decreased to $5.0 million for the nine months ended September 30, 2018, as compared to $6.3 million for the nine months ended September 30, 2017. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from a decrease in qualifying material sales. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other (expense) income, net

Interest income, net was $5.2 million for the nine months ended September 30, 2018, as compared to $2.3 million for the nine months ended September 30, 2017. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the first nine months of 2018 over amounts held in the comparable period in 2017. Other (expense) income, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $66,000 for the nine months ended September 30, 2018, as compared to other expense, net of $7,000 for the nine months ended September 30, 2017.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 15.0% and 21.6% for the nine months ended September 30, 2018 and 2017, respectively, and we recorded income tax expense of $7.0 million and $19.6 million, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09.

Without the $1.8 million benefit of ASU No. 2016-09, for the nine months ended September 30, 2018, the effective income tax rate and income tax expense would have been 18.8% and $8.8 million, respectively, and for the nine months ended September 30, 2017 the effective income tax rate and income tax expense would have been 24.3% and $22.0 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our investments. As of September 30, 2018, we had cash and cash equivalents of $101.6 million and short-term investments of $392.0 million, for a total of $493.6 million. This compares to cash and cash equivalents of $132.8 million, short-term investments of $287.5 million and long-term investments of $14.8 million, for a total of $435.1 million, as of December 31, 2017.

Cash provided by operating activities was $95.0 million for the nine months ended September 30, 2018, compared to cash provided by operating activities of $71.3 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities of $23.7 million was primarily due to a change in net operating assets and liabilities of $87.7 million, which included an increase in deferred revenue and other liabilities and a decrease in accounts receivable, partially offset by an increase in inventory and other assets. The increase in the balances of other liabilities and other assets is due to the anticipated favorable settlement with the Korean tax authorities. This increase was partially offset by a decrease in net income of $31.5 million and a decrease in non-cash adjustments to net income of $32.5 million.

Cash used in investing activities was $106.2 million for the nine months ended September 30, 2018, as compared to cash used in investing activities of $128.5 million for the nine months ended September 30, 2017. The decrease in cash used by investing activities of $22.3 million was primarily due to the timing of maturities and purchases of investments resulting in net purchases of $85.3 million for the nine months ended September 30, 2018, as compared to net purchases of $105.2 million for the nine months ended September 30, 2017, and a decrease in purchases of property, plant and equipment of $2.3 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. The decrease in property, plant and equipment purchases was primarily due to the expansion of our OLED manufacturing facility managed by our subcontractor PPG, in Ohio, during 2017, partially offset by the purchase of research and development lab equipment as well as expansion of our Adesis manufacturing facility in Delaware during 2018.

Cash used in financing activities was $19.9 million for the nine months ended September 30, 2018, as compared to $13.0 million for the nine months ended September 30, 2017. The increase in cash used in financing activities of $6.9 million was due to an increase in the cash payment of dividends in the current year of $4.2 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $2.3 million and repurchase of common stock of $477,000, partially offset by an increase in proceeds from the issuance of common stock of $87,000.

Working capital was $503.5 million as of September 30, 2018, compared to $455.4 million as of December 31, 2017. The increase in working capital was primarily due to an increase in short-term investments and inventory, partially offset by an increase in deferred revenue and a decrease in cash and cash equivalents and accounts receivable.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchases

During the quarter ended September 30, 2018, we acquired 6,339 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the third quarter of 2018 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
July 1 - July 31	6,306	$89.10
August 1 - August 31	—	—
September 1 - September 30	33	127.65
Total	6,339

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

UNIVERSAL DISPLAY CORPORATION

Date: November 1, 2018	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary