Form 10-K
period 2018-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2019-02-21
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2018, was $3,632,483,050.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 18, 2019, the registrant had outstanding 47,110,375 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2019, are incorporated by reference into Part III of this report.

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

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;
•	our ability to obtain, expand and maintain patent protection in the future, and to protect our non-patented intellectual property;
•	our exposure to and ability to defend third-party claims and challenges to our patents and other intellectual property rights;
•	our ability to maintain and improve our competitive position following the expiration of certain of our fundamental phosphorescent organic light-emitting diode (PHOLED) patents;
•	our ability to form and continue strategic relationships with manufacturers of OLED products;
•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;
•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;
•	our customers’ willingness to continue to purchase our materials in the event of substantial increases in tariffs or restrictions resulting from international trade disputes;
•

our customers' development and use of more efficient manufacturing processes and material processing protocols that result in the more efficient utilization of our materials, and therefore reduce their requirements for our materials;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently in the market;
•	the nature and potential advantages of any competing technologies that may be developed in the future;
•	the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;
•	our ability to access future OLED technology developments of our academic and commercial research partners;
•	our ability to acquire and supply OLED materials at cost competitive pricing;
•	our ability to compete against third parties with resources greater than ours;
•	our ability to respond to and address malicious cybersecurity and IT infrastructure attacks;
•	our future capital requirements and our ability to obtain additional financing if and when needed;
•	our quarterly cash dividend policy;
•	our future OLED technology licensing and OLED material revenues and results of operations, including supply and demand for our OLED materials; and
•	general economic and market conditions.

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

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode, or OLED, technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, augmented reality, virtual reality and automotive markets. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership and intellectual property position should enable us to share in the revenues from OLED displays and lighting products as they continue to be more broadly adopted.

Our primary business strategy is to (1) further develop and license our proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, wearable electronic devices, tablets, notebook computers and televisions, and specialty and general lighting products; and (2) develop new OLED materials and sell the materials to those product manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining our relationships with world-class universities and other partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG). We currently own, exclusively license or have the sole right to sublicense more than 5,000 patents issued and pending worldwide.

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

Market Overview

The Display Panel Market

Thin, energy efficient display panels that can be manufactured on glass or flexible substrates are essential for a wide variety of portable consumer electronics products, such as mobile phones, AR/VR headsets, digital cameras, wearables, tablets and notebook computers. Due to their narrow profile and light weight, flat panel displays have also become the display of choice for larger product applications, such as computer monitors and televisions.

Liquid crystal displays, or LCDs, continue to dominate the flat panel display market. However, we believe that OLED displays are an attractive alternative to LCDs because they offer a number of potential advantages, including:

•	higher power efficiencies, thereby reducing energy consumption;
•	a thinner profile and lighter weight;
•	higher contrast ratios, leading to sharper picture images and graphics;
•	wider viewing angles;
•	deposition on non-rigid substrates which enable conformable and flexible displays;
•	faster response times for video; and
•	lower cost manufacturing methods and materials.

Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in a wide variety of electronic devices, such as smartphones, wearables and tablets. Manufacturers are increasingly commercializing large area OLED displays for use in televisions. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

In addition, due to the inherent transparency of organic materials and through the use of transparent electrode technology, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays. Organic materials also make technically possible the development of flexible displays for use in an entirely new set of product applications. Such applications include display devices that can be folded or conformed to various shapes for wearable, industrial and ruggedized applications.

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

OLEDs, on the other hand, are larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. OLEDs can be fabricated onto any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working and have introduced limited product applications of OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps, as well as for new applications that take advantage of the OLED form factor. In particular, the ability of OLED technology to produce uniform illumination over arbitrary shapes is making OLED lighting very attractive to the automobile industry.

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

Technology Leadership

We are a recognized technology leader in the OLED industry. Along with our research partners, we have pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times more efficient than fluorescent OLEDs and significantly more efficient than current LCDs, which are illuminated using backlights. We believe that our phosphorescent OLED technologies and materials are well-suited for industry usage in the commercial production of OLED displays and lighting products. Through our relationships with companies such as PPG and our academic partners, we have also developed other important OLED technologies, as well as novel OLED materials that we believe will facilitate the adoption of our various OLED technologies by product manufacturers.

Broad Portfolio of Intellectual Property

We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the OLED industry. Through our internal development efforts, acquisitions, and our relationships with world-class partners such as Princeton, USC, Michigan and PPG, we own, exclusively license or have the sole right to sublicense more than 5,000 patents issued and pending worldwide. In 2011, we purchased 74 issued U.S. patents from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola), together with foreign counterparts in various countries, which patents we had previously licensed from Motorola, and in 2012, we acquired the entire worldwide patent portfolio of more than 1,200 OLED patents and patent applications of Fujifilm Corporation (Fujifilm). In 2016, we acquired more than 500 issued and then pending patents in the area of phosphorescent materials and technologies from BASF SE (BASF). We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

Leading Supplier of UniversalPHOLED® Emitter Materials

We are the leading supplier of phosphorescent emitter materials to OLED product manufacturers. The emitter material, which is designed to efficiently convert electrical energy to a desired wavelength of light, is the key component in an OLED device. We develop, supply, and offer for sale proprietary phosphorescent emitter materials. PPG currently manufactures our materials for us, which we then qualify and resell to OLED product manufacturers. We record revenues based on our sales of these materials to OLED product manufacturers. Our sales allow us to maintain close technical and business relationships with the OLED product manufacturers purchasing our proprietary materials, which in turn further supports our technology licensing business.

Established Material Supply Relationships

We have established relationships with well-known manufacturers that are using, or are evaluating for use, our OLED materials in commercial products. In 2018, our customers for such materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), AU Optronics Corporation (AU Optronics), BOE Technology Group Co., Ltd. (BOE), Konica Minolta Holdings Inc. (Konica Minolta), Tianma Micro-electronics Co., Ltd. (Tianma), Tohoku Pioneer Corporation, Innolux Corporation (Innolux) (formerly Chimei Innolux Corporation), Kaneka Corporation (Kaneka), EverDisplay Optronics (Shanghai) Limited and Visionox Technology, Inc. (Visionox), among others.

Licensing Our OLED Technologies and Patents

We license our proprietary OLED technologies and patents to product manufacturers on a non-exclusive basis. We do not directly manufacture or sell OLED display or lighting products. Instead, we enter into licensing arrangements with OLED product manufacturers who pay us license fees and/or royalties based on their sales of licensed products. We believe this business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time providing significant operating leverage. We also believe that this approach may reduce potential competitive conflicts with our customers.

Licenses with Key Product Manufacturers

We have licensed our OLED technologies and patents to manufacturers for use in commercial products. In 2018, we had license agreements for the manufacture and sale of certain display products with SDC (as successor to Samsung Mobile Display Co. Ltd.), LG Display, BOE, Tianma, and Visionox. We also have license agreements with Konica Minolta, Sumitomo Chemical Company, Ltd. (Sumitomo), Pioneer Corporation (Pioneer), Kaneka and OLEDWorks L.L.C. (OLEDWorks) for the manufacture of OLED lighting products. Additionally, we have a license agreement with DuPont Displays for its manufacture of solution-processed OLED display products using proprietary OLED materials obtained through us.

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

Target Leading Product Manufacturers and Developers

We are targeting leading manufacturers of displays and lighting products as potential commercial licensees of our OLED technologies and purchasers of our OLED materials. We also supply our proprietary OLED materials to manufacturers and developers of OLED displays and lighting products for evaluation and for use in product development and for pre-commercial activities, and we provide technical assistance and support to these manufacturers and developers. We concentrate on working closely with OLED product manufacturers and developers because we believe that the successful incorporation of our technologies and materials into commercial products is critical to their widespread adoption.

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

We receive a majority of our revenues from customers that are domiciled outside of the United States, and our business is heavily dependent on our relationships with these customers. In particular, two of our key customers located in the Asia-Pacific region, SDC and LG Display, accounted for 37% and 33%, respectively, of our consolidated revenues for 2018. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

Our current materials business, conducted outside the United States by our Irish subsidiary, is focused primarily on the delivery of such emissive materials. We have also developed host materials for the emissive layer and began selling them commercially in 2011. In addition to our materials, which are protected by patents covering various molecular structures, we also have fundamental and important patents that cover various aspects of the OLED device and OLED manufacturing processes. These patents are important to our licensing business because they enable us to provide our business partners important OLED related technologies.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2018, we continued our commercial supply relationships with companies such as SDC, LG Display, Tianma, BOE and Visionox to use such materials to manufacture OLED displays. In addition, we continued to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to match our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our intellectual property, research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including the following:

FOLED ™ Flexible OLEDs

We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most OLED and other flat panel displays are built on rigid glass substrates. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Many OLED smartphone displays are built on plastic substrates including those produced by SDC. One of our customers, LG Display, demonstrated a 65-inch rollable FOLED display at the 2019 CES (Consumer Electronics Show) in Las Vegas. The commercial introduction of such FOLED product offerings demonstrates the viability of new display product applications that do not exist commercially today, such as portable, roll-up Internet connectivity and communications devices as well as enhance the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods. Our internal research and development efforts are expected to enhance and promote the future adoption of consumer and industrial FOLED devices.

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

TOLED Transparent OLEDs

We have developed a technology for the fabrication of OLEDs that have transparent cathodes. Conventional OLEDs use a reflective metal cathode and a transparent anode. In contrast, TOLEDs use a transparent cathode and either a transparent, reflective or opaque metal anode. TOLEDs utilizing transparent cathodes and reflective metal anodes are known as “top-emission” OLEDs. In a “top-emission” AMOLED, light is emitted without having to travel through much of the device electronics where a significant portion of the usable light is lost. This results in OLED displays having image qualities and lifetimes superior to those of conventional “bottom emitting” AMOLEDs. TOLEDs utilizing transparent cathodes and transparent anodes may also be useful in novel flat panel display applications requiring semi-transparency or transparency, such as graphical displays in automotive windshields and retail window signage.

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

Relationships with OLED Display Manufacturers

We license our OLED technologies and patents to display manufacturers for use in commercial products and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes.  We have been collaborating with some of these display manufacturers for many years.

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

The 2011 license and purchase agreements with SDC expired on December 31, 2017, and on February 13, 2018, we entered into new patent license and supplemental purchase agreements, both with an effective date of January 1, 2018. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2022 with an additional two-year extension option. Under these agreements, the Company is being paid a license fee, payable in quarterly installments over the agreement term of five years. These agreements convey to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets. The 2018 supplemental purchase agreement provides for certain minimum annual purchase obligations of phosphorescent emitter material from us for use in the manufacture of licensed products. SDC is currently the largest manufacturer of AMOLED displays for handset and other personal electronic devices.

We have been working with LG Display or its affiliates for over 15 years. In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company expects to generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent emitters and host materials.

In 2016, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma. Under the license agreement, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company supplies phosphorescent OLED materials to Tianma for use in its licensed products.

In 2017, the Company entered into long-term, multi-year agreements with BOE. Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company has also agreed to supply phosphorescent OLED materials to BOE.

In 2018, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox. Under the license agreement, the Company has granted Visionox non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company expects to supply phosphorescent OLED materials to Visionox for use in its licensed products.

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

Relationships with OLED Lighting Manufacturers

We license our OLED technologies and patents to lighting manufacturers for use in commercial products and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes.  Many of these strategic relationships have also been in place for longer than a decade.

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

We continue to license our technologies and patents to Kaneka for the manufacture and sale of OLED lighting products, under the terms of a 2013 license agreement, and we continue to supply our materials to Kaneka under a 2014 commercial material supply agreement. We also have a license agreement for the manufacture and sale of OLED lighting products with Pioneer, among others.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. We qualify our materials in OLED devices before shipment in order to ensure that they meet required specifications. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2018, our OLED materials business received recertification in accordance with ISO 9001:2015 Quality Management Systems. In 2018, UDC’s Ewing, NJ facility also received certification in accordance with ISO 14001:2015 Environmental Management Systems.

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which continues through December 31, 2019 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

We invested a total of $15.6 million from 2016 through 2018 in PPG’s Barberton, Ohio manufacturing facility, to approximately double commercial production capacity for our UniversalPHOLED® phosphorescent emitter products. The expansion project was completed and operational during 2018.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with other manufacturers of OLED materials during 2018. Most of these relationships are focused on matching our proprietary PHOLED emitters with hosts and other OLED materials of these companies. We believe that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

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

In 2016, we acquired Adesis, Inc. (Adesis). Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in a facility of over 47,500 square feet in New Castle, Delaware and 7,000 square feet in Wilmington, Delaware. As of December 31, 2018, Adesis employed a team of 84 research and development chemists, engineers and laboratory technicians. Prior to our acquisition, we utilized more than 50% of Adesis’ technology service and production output. Although we expect to continue to utilize the majority of its technology research capacity for the benefit of our OLED technology development, Adesis is expected to continue operating as a CRO in the above mentioned industries.

As of December 31, 2018, we employed a team of 182 research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists.

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

Effective May 1, 2017, we amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of December 31, 2018, in connection with this amendment, we are obligated to reimburse the universities up to $4.1 million for work to be performed during the remaining extended term, which expires April 30, 2020.

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

Our government-funded programs are concentrated primarily in the area of solid-state lighting. In the past, we have received support for our work on flexible OLED technology through various U.S. Department of Defense (DOD) agencies, including the Army Research Laboratory (ARL), the Air Force Research Laboratory (AFRL), the Army Communications-Electronics Research Development and Engineering Center (CERDEC) and the National Science Foundation (NSF). The U.S. Department of Energy (DOE) supports our work on white OLEDs for lighting, including through its Solid State Lighting (SSL) initiative. Several of our key U.S. government program initiatives in 2018 were as follows:

Technology Development for OLED Lighting

During 2018, we received funding from the DOE to work with the University of Michigan on a contract to develop technical approaches for using our proprietary PHOLED and other OLED technologies for high-efficiency white lighting applications.

OLED Association

We are a charter member of the OLED Association (OLED-A). OLED-A is a trade association whose mission involves serving as an OLED information resource, driving OLED technology development, and promoting interest in OLED products. We are one of 17 members of OLED-A, and we actively participate on its marketing and technology committees. Dr. Mike Hack, our Vice President of Business Development, serves as a member of the Board of Directors of OLED-A.

Next Generation Lighting Industry Alliance

We joined the Next Generation Lighting Industry Alliance (NGLIA) in 2009. NGLIA was formed in 2003 to foster industry-government partnership to accelerate the technical foundation, and ultimate commercialization, of solid state lighting systems. NGLIA was designated in 2005 as the “industry partner” by DOE for its SSL program. The SSL program is being undertaken to research, develop and conduct demonstration activities on advanced solid state white lighting technologies based on LEDs and OLEDs. We are one of 9 members of NGLIA. Dr. Hack is currently Vice-Chairman of NGLIA.

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

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with our partners, have resulted in the filing of a substantial number of patent applications relating to our OLED technologies and materials. As of December 31, 2018, we owned, through assignment to us alone or jointly with others, 402 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 837 U.S. patents, together with counterparts filed in various foreign countries. These owned patents will start expiring in the U.S. in 2020.

Patents We License from Princeton, USC and Michigan

We exclusively license many of our patent rights, including certain of our key PHOLED technology patents, under the 1997 Amended License Agreement. In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement. As of December 31, 2018, the patent rights we license from these universities included 228 issued U.S. patents, 61 pending U.S. patent applications, together with counterparts filed in various foreign countries. The earliest of these patents expired in the U.S. in 2014, while one of our U.S. PHOLED technology patents licensed from these universities expired in 2017.

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

We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. We owed royalties under the 1997 Amended License Agreement with Princeton of $7.0 million for 2018. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.

Patents We Acquired from Motorola

In 2000, we entered into a license agreement with Motorola whereby Motorola granted us perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. These patents expired in the U.S. during 2018.

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

Our Contract Research Organization Business:  Adesis, Inc.

Adesis, which we acquired in July 2016, is a contract research organization (CRO) headquartered in New Castle, Delaware that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2018, Adesis employed a team of 84 research and development chemists, engineers and laboratory technicians. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries.

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

In December 2017, Adesis signed an agreement with Delaware Innovation Space, Inc. for approximately 7,000 square feet of laboratory space at the Experimental Station in Wilmington, Delaware, in which Adesis opened a new suite of laboratories to expand its organic chemistry team and research and development programs. The Wilmington space includes additional ancillary work and meeting space and supports Adesis’ ongoing operations.

Employees

As of December 31, 2018, we had 265 active full-time employees and two part-time employees, none of whom are unionized. We believe that relations with our employees are good.

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

Our Internet Site

Our Internet address is www.oled.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains these reports as well as proxy statements and information regarding issuers who file electronically, with the address www.sec.gov. In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, the charter for the Compensation Committee of our Board of Directors, the charter for the Nominating & Corporate Governance Committee of our Board of Directors, our Code of Ethics & Business Conduct for Employees, our Code of Conduct for Directors, and our Corporate Governance Guidelines. We intend to make available on our website any future amendments or waivers to our Code of Ethics & Business Conduct for Employees and our Code of Conduct for Directors. The information on our Internet site is not part of this report.

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 or will expire in the United States in 2019; and expired in other countries of the world in 2018 or will expire in other countries of the world in 2020. While we hold a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend) beyond 2020, many of which are also of importance in the OLED industry, none are of an equally essential nature as our fundamental patents, and therefore our competitive position may be less certain as these patents expire.

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

Furthermore, the measure of damages in intellectual property litigation can be complex and is often subjective or uncertain. If our customers were to be found liable for infringement of proprietary rights of a third party, the amount of damages they might have to pay could be substantial and is difficult to predict. Decreased sales of our customers’ products incorporating our technology or materials would have an adverse effect on our royalty revenues under existing licenses and material sales under our existing sales agreements. Were this to occur, it would likely harm our ability to (i) obtain new licensees which would have an adverse effect on the terms of the royalty arrangements we could enter into with any new licensees, and (ii) sell our UniversalPHOLED® materials to existing and new customers. Moreover, to the extent any third party claims are directed specifically to materials supplied by us to our customers, we may be required to incur significant costs associated with the defense of such claims and potential damages associated with such claims that may be awarded against our customers.

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

There have been significant and sustained economic downturns in the U.S. and globally in the past. These downturns have placed pressure on consumer demand, and the resulting impact on consumer spending has had a material adverse effect on the demand for consumer electronic products. Similar downturns in the future may have a significant adverse effect on one or more of our licensees as an enterprise, which could result in those licensees reducing their efforts to commercialize products that incorporate our OLED technologies and materials. Consumer demand and the condition of the display and lighting industries may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the demand for our customers’ products, and thus our business.

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

We rely solely on PPG to manufacture the OLED materials we use and sell to product manufacturers.

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG currently runs through the end of 2019 and shall be automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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

As of February 21, 2019, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Our executive officers and directors and their respective affiliates and the adult children of Sherwin Seligsohn, beneficially own, as of February 21, 2019, approximately 10.1% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

Natural disasters or other unforeseen catastrophic events could unfavorably affect our business.

Natural disasters, such as hurricanes, tsunamis, or earthquakes, particularly in Asia-Pacific region, where many of our customers are located, or the occurrence of other unforeseen catastrophic events, such a fire or flood, could unfavorably affect our business and financial performance. Such events could unfavorably affect our customers in many ways, such as causing physical damage to one or more of their properties, the temporary or permanent closure of one or more plants, the disruption or cessation of manufacturing of product lines, and the temporary or long-term disruption in the supply or demand for their products. A resulting by-product of such natural disasters or other unforeseen catastrophic events could be a temporary or long-term disruption in the supply of or demand for our products.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers as of February 21, 2019:

Name	Age	Position
Sherwin I. Seligsohn	83	Founder and Chairman of the Board of Directors
Steven V. Abramson	67	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	71	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	57	Senior Vice President and Chief Technical Officer
Janice M. DuFour	61	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	53	Vice President, Legal and General Manager, Patents and Licensing

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Sherwin I. Seligsohn is our Founder and has been the Chairman of our Board of Directors since June 1995. He also served as our Chief Executive Officer from June 1995 through December 2007, and as our President from June 1995 through May 1996. Mr. Seligsohn serves as the sole Director, President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He was also previously the Chairman of the Board of Directors, President and Chief Executive Officer of NanoFlex Power Corporation (formally known as Global Photonic Energy Corporation) (NanoFlex) until April 2012, when he resigned from his positions at NanoFlex. Since that time, Mr. Seligsohn’s only relationship with NanoFlex is as a shareholder and option holder. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board of Directors. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton.

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

Julia J. Brown, Ph.D. is a Senior Vice President and has been our Chief Technical Officer since June 2002. She joined us in June 1998 as our Vice President of Technology Development. From 1991 to 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at USC and a B.S.E.E. from Cornell University. Dr. Brown is an elected Fellow of both the IEEE and the SID.

Janice M. DuFour has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our PHOLED Material Sales Business in January 2007. From 1992 to 1996, Ms. DuFour was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. DuFour was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. DuFour worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. DuFour received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. DuFour was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. DuFour was a member of the Board of Directors and Marketing Committee Chairperson of the OLED Association from 2009-2014.

Mauro Premutico has been our Vice President of Legal and General Manager of Patents and Licensing since April 2012. Prior to joining us, Mr. Premutico was the Managing Vice President and Chief Patent Counsel for The Walt Disney Company from 2009 to 2012, and Vice President of Intellectual Property and Associate General Counsel for Lenovo Group Ltd. from 2005 to 2009. Mr.

Premutico was also Special Counsel at the law firm of Cleary, Gottlieb, Steen & Hamilton from 2002 until 2005 where he served as the co-head of the New York's office Intellectual Property and Technology Law practice. Mr. Premutico received a J.D. from Boston University School of Law, an M.B.A. from Yale University and a B.S.E.E. from Worcester Polytechnic Institute.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “OLED.” As of February 21, 2019, there were approximately 302 holders of record of our common stock.

During 2017 and 2018, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.  As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Share Repurchases

During the quarter ended December 31, 2018, we acquired 193 shares of common stock through transactions related to the vesting of restricted share awards previously granted to employees of ours. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we acquired during the fourth quarter of 2018 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	134	123.84	—	$—
November 1 – November 30	36	98.00	—	—
December 1 – December 31	23	96.01	—	—
Total	193	—	—	—

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2013 to December 31, 2018, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2013 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$600
$500
$400
$300
$200
$100
$0
12/13
12/14
12/15
12/16
12/17
12/18
Universal Display Corp.
Russell 2000
NASDAQ Electronic Components

	Cumulative Total Return
	12/13	12/14	12/15	12/16	12/17	12/18
Universal Display Corp.	100.00	80.76	158.44	163.85	502.98	273.20
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
NASDAQ Electronic Components	100.00	133.28	130.82	169.00	240.33	213.45

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

(in thousands, except share and per share data)	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Results:
Total revenue	$247,414	$335,629	$198,886	$191,046	$191,031
Cost of sales (1)(2)	53,541	54,698	26,288	62,997	41,315
Research and development expense	53,717	49,144	42,744	44,641	41,154
Selling, general and administrative expense	46,999	46,808	32,876	29,046	28,135
Amortization of acquired technology and other intangible assets	21,962	21,983	16,493	10,999	10,997
Patent costs	7,464	7,010	6,249	5,717	6,291
Interest income, net	7,659	3,294	2,113	783	707
Income tax expense	(5,471)	(45,652)	(20,528)	(18,381)	(17,473)
Net income	58,840	103,885	48,070	14,678	41,854
Net income per common share, basic	$1.24	$2.19	$1.02	$0.31	$0.90
Net income per common share, diluted	$1.24	$2.18	$1.02	$0.31	$0.90
Balance Sheet Data:
Total assets	$933,424	$779,956	$627,559	$559,412	$489,847
Current liabilities	133,182	63,824	40,206	34,510	26,823
Shareholders’ equity	690,506	659,054	528,468	466,765	448,742
Other Financial Data:
Working capital	$501,658	$455,358	$345,164	$413,174	$343,682
Capital expenditures	25,391	29,803	7,300	5,103	6,153
Purchase of intangibles	—	—	95,989	—	—
Weighted average shares used in computing basic net income per common share	46,849,588	46,725,289	46,408,460	46,816,394	46,252,960
Weighted average shares used in computing diluted net income per common share	46,896,766	46,805,194	46,535,980	47,494,188	46,685,145
Shares of common stock outstanding, end of period	47,319,887	47,118,171	46,913,127	46,774,360	45,703,963

(1)	During the year ended December 31, 2018, a write-down in net realizable value of our inventory of $3.6 million was recorded due to lower than anticipated customer demand.
(2)

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

In 2018, the Company entered into a commercial license agreement with Samsung Display Co., Ltd. (SDC). This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2018 and lasts through the end of 2022 with an additional two-year extension option. Under this agreement, the Company is being paid a license fee, payable in quarterly installments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2018, Adesis employed a team of 84 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services is revenue earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We believe that our accounting policies related to revenue recognition and deferred revenue, inventories and income taxes, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass-through taxes reflected in revenues and cost of material sales were $117,000, $409,000, and $171,000 in the years ended December 31, 2018, 2017 and 2016, respectively.

Inventories

Inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory valuation and firm committed purchase order assessments are performed on a quarterly basis and those items that are identified to be obsolete or in excess of forecasted usage are written down to their estimated realizable value. Estimates of realizable value are based upon management’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. A 12-month rolling forecast based on factors, including, but not limited to, production cycles, anticipated product orders, marketing forecasts, backlog, and shipment activities is used in the inventory analysis. If market conditions are less favorable than forecasts or actual demand from customers is lower than estimates, additional inventory write-downs may be required. If demand is higher than expected, inventories that had previously been written down may be sold.

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

During the year ended December 31, 2018, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	(Decrease) Increase
REVENUE	$247,414	$335,629	$(88,215)
COST OF SALES	53,541	54,698	(1,157)
Gross margin	193,873	280,931	(87,058)
OPERATING EXPENSES:
Research and development	53,717	49,144	4,573
Selling, general and administrative	46,999	46,808	191
Amortization of acquired technology and other intangible assets	21,962	21,983	(21)
Patent costs	7,464	7,010	454
Royalty and license expense	6,996	9,739	(2,743)
Total operating expenses	137,138	134,684	2,454
OPERATING INCOME	56,735	146,247	(89,512)
Interest income, net	7,659	3,294	4,365
Other expense, net	(83)	(4)	(79)
Interest and other expense, net	7,576	3,290	4,286
INCOME BEFORE INCOME TAXES	64,311	149,537	(85,226)
INCOME TAX EXPENSE	(5,471)	(45,652)	40,181
NET INCOME	$58,840	$103,885	$(45,045)

Revenue

During the year ended December 31, 2018, we recognized revenue of $247.4 million, a decrease of $88.2 million from the year ended December 31, 2017. The decrease in revenue was primarily the result of the impact of Accounting Standards Codification (“ASC”) Topic 606 and lower material sales. Revenue for the year ended December 31, 2018 was $78.9 million lower than what would have been recorded under ASC 605. Under ASC 606, we recognize license fee revenue on a material units sold basis in contrast to our recognizing license fee revenue either upon a straight-line basis or upon receipt of payment that was required under ASC 605. The decrease in revenue was also the result of near-term weakness in the mobile display segment of the OLED display market that primarily impacted our first quarter results. Despite the near-term weakness in this segment, we believe the overall OLED display market will continue to grow as expected.

Revenue derived from OLED sales comprised 95% of total revenue for the year ended December 31, 2018 as compared to 97% for the year ended December 31, 2017. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of Sales

Cost of sales for the year ended December 31, 2018 decreased by $1.2 million as compared to the year ended December 31, 2017 primarily due to the decline in the level of material sales. Included in the cost of sales for the year ended December 31, 2018 was an excess and obsolete inventory charge of $3.6 million due to lower than anticipated customer demand. As a result of the impact of ASC 606 and the decline in material sales, gross margin for the year ended December 31, 2018 decreased by $87.1 million as compared to the year ended December 31, 2017 with gross margin as a percentage of sales decreasing to 78% from 84%, respectively.

Research and development

Research and development expenses increased to $53.7 million for the year ended December 31, 2018, as compared to $49.1 million for the year ended December 31, 2017. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $47.0 million for the year ended December 31, 2018, as compared to $46.8 million for the year ended December 31, 2017. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $22.0 million for both of the years ended December 31, 2018 and 2017. See Note 8 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $7.5 million for the year ended December 31, 2018, as compared to $7.0 million for the year ended December 31, 2017.

Royalty and license expense

Royalty and license expense decreased to $7.0 million for the year ended December 31, 2018, as compared to $9.7 million for the year ended December 31, 2017. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from a decrease in qualifying material sales. See Note 10 in Notes to Consolidated Financial Statements for further discussion.

Interest income, net and other expense, net

Interest income, net was $7.7 million for the year ended December 31, 2018, as compared to $3.3 million for the year ended December 31, 2017. The increase in interest income, net was primarily due to the increase in available-for-sale investments held during the year ended December 31, 2018 over amounts held in the comparable period in 2017. Other expense, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $83,000 for the year ended December 31, 2018, as compared to other expense, net of $4,000 for the year ended December 31, 2017.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 8.5% and 30.5% for the years ended December 30, 2018 and 2017, respectively, and we recorded income tax expense of $5.5 million and $45.7 million, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 for the years ended December 31, 2018 and 2017, and a one-time charge of $11.5 million in the fourth quarter of 2017 due to the enactment of the Tax Cuts and Jobs Act (TCJA). The effective income tax rate for the year ended December 31, 2018 reflected benefits from a higher research and development credit, the reversal of the repatriation tax recorded in 2017 and a foreign-derived intangible income deduction (FDII).

Without the $1.1 million benefit of ASU No. 2016-09, for the year ended December 31, 2018, the effective income tax rate and income tax expense would have been 10.2% and $6.6 million, respectively. Without the benefit of ASU No. 2016-09 and the enactment of the TCJA, for the year ended December 31, 2017, the effective income tax rate and income expense would have been 24.8%, and $37.2 million.

For the years ended December 31, 2018 and 2017, the Company incurred Korean withholding tax of $14.9 million and $17.6 million, respectively, which is currently being appealed based on the interpretation of the Korean – U. S. tax treaty and recent Korean Supreme Court decisions.

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Increase (Decrease)
REVENUE	$335,629	$198,886	$136,743
COST OF SALES	54,698	26,288	28,410
Gross margin	280,931	172,598	108,333
OPERATING EXPENSES:
Research and development	49,144	42,744	6,400
Selling, general and administrative	46,808	32,876	13,932
Amortization of acquired technology and other intangible assets	21,983	16,493	5,490
Patent costs	7,010	6,249	761
Royalty and license expense	9,739	5,823	3,916
Total operating expenses	134,684	104,185	30,499
OPERATING INCOME	146,247	68,413	77,834
Interest income, net	3,294	2,113	1,181
Other expense, net	(4)	(1,928)	1,924
Interest and other expense, net	3,290	185	3,105
INCOME BEFORE INCOME TAXES	149,537	68,598	80,939
INCOME TAX EXPENSE	(45,652)	(20,528)	(25,124)
NET INCOME	$103,885	$48,070	$55,815

Revenue

Total revenue for the year ended December 31, 2017 increased by $136.7 million as compared to the year ended December 31, 2016. The increase in revenue was the result of an increase in material sales due to an increase in sales volume resulting from higher demand for both red and green phosphorescent emitters.

Revenue derived from OLED sales comprised 97% of total revenue for the year ended December 31, 2017 as compared to 98% for the year ended December 31, 2016. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of Sales

Cost of sales for the year ended December 31, 2017 increased by $28.4 million as compared to the year ended December 31, 2016 and was primarily due to an increase in the level of material sales. As a result, gross margin for the year ended December 31, 2017 increased by $108.3 million as compared to the year ended December 31, 2016 with gross margin as a percentage of sales decreasing to 84% from 87%, respectively.

Research and development

Research and development expenses increased to $49.1 million for the year ended December 31, 2017, as compared to $42.7 million for the year ended December 31, 2016. The increase in research and development expenses was primarily due to higher third-party contract research activities as well as higher employee-related costs.

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

Interest income, net and other expense, net

Interest income, net, was $3.3 million for the year ended December 31, 2017, as compared to $2.1 million for the year ended December 31, 2016. The increase in interest income, net was primarily due to the increase in available-for-sale investments held during the year ended December 31, 2017 over amounts held in the comparable period in 2016. Other expense, net primarily consisted of net exchange gains and losses on foreign currency transactions. We recorded other expense, net of $4,000 for the year ended December 31, 2017, as compared to other expense, net of $1.9 million for the year ended December 31, 2016. Other expense, net for the year ended December 31, 2016 primarily consisted of exchange losses on foreign currency associated with the BASF OLED patent acquisition.

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

For the years ended December 31, 2017 and 2016, the Company incurred Korean withholding tax of $17.6 million and $14.4 million, respectively, which is currently being appealed based on the interpretation of the Korean – U. S. tax treaty and recent Korean Supreme Court decisions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our investments. As of December 31, 2018, we had cash and cash equivalents of $211.0 million and short-term investments of $304.3 million, for a total of $515.3 million. This compares to cash and cash equivalents of $132.8 million, short-term investments of $287.5 million and long-term investments of $14.8 million, for a total of $435.1 million, as of December 31, 2017.

Cash provided by operating activities was $121.8 million for the year ended December 31, 2018, compared to cash provided by operating activities of $133.4 million for the year ended December 31, 2017. The decrease in cash provided by operating activities of $11.6 million was primarily due to a decrease in non-cash adjustments to net income of $89.5 million and a decrease in net income of

$45.0 million. This decrease was partially offset by an increase in cash due to changes in net operating assets and liabilities of $122.9 million, which included an increase in deferred revenue and other liabilities and a decrease in deferred income taxes and accounts receivable, partially offset by an increase in other assets and inventory. The increase in the balances of other assets and other liabilities is due to the anticipated favorable settlement with the Korean tax authorities.

Cash used in investing activities was $21.0 million for the year ended December 31, 2018, as compared to cash used in investing activities of $125.6 million for the year ended December 31, 2017. The decrease in cash used by investing activities of $104.6 million was primarily due to the timing of maturities and purchases of investments resulting in net sales of $4.4 million for the year ended December 31, 2018, as compared to net purchases of $95.8 million for the year ended December 31, 2017, and a decrease in purchases of property, plant and equipment of $4.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in property, plant, and equipment purchases was primarily due to the expansion of our OLED manufacturing facility managed by our subcontractor PPG in Ohio during 2017, partially offset by the purchase of research and development lab equipment as well as expansion of our Adesis manufacturing facility in Delaware during 2018.

Cash used in financing activities was $22.6 million for the year ended December 31, 2018, as compared to $14.3 million for the year ended December 31, 2017. The increase in cash used in financing activities of $8.3 million was due to an increase in the cash payment of dividends in the current year of $5.7 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $2.2 million and repurchase of common stock of $477,000, partially offset by an increase in proceeds from the issuance of common stock of $64,000.

Working capital was $501.7 million as of December 31, 2018, compared to $455.4 million as of December 31, 2017. The increase in working capital was primarily due to an increase in cash and cash equivalents, inventory and short-term investments, partially offset by an increase in deferred revenue and other current liabilities and a decrease in accounts receivable.

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

Contractual Obligations

As of December 31, 2018, we had the following contractual commitments:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$65,363	$—	$7,191	$8,549	$49,623
Lease obligations	10,852	2,320	2,747	1,743	4,042
Purchasing obligations	15,858	15,858	—	—	—
Research related obligations	6,532	4,921	1,611	—	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$99,105	$23,199	$11,749	$10,492	$53,665

(1)

Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until the agreement is no longer in effect. The agreement has no scheduled expiration date.

(2)	See Note 16 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2019 (our “Proxy Statement”), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice M. DuFour, dated as of November 4, 2008 (3)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (4)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (4)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (4)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (4)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice M. DuFour, dated as of February 23, 2007 (3)
10.11#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (5)
10.12#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (5)
10.13#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (6)
10.14#	Equity Retention Agreement between the registrant and Janice M. DuFour, dated as of January 6, 2011 (6)

Exhibit Number	Description
10.15#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of March 8, 2012 (7)
10.16#	Equity Retention Agreement between the registrant and Janice M. DuFour, dated as of March 8, 2012 (7)
10.17#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (8)
10.18#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (8)
10.19#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (5)
10.20#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (9)
10.21	Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (10)
10.22	Amendment No. 1 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 1, 2006 (3)
10.23	Amendment No. 2 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of May 7, 2009 (11)
10.24	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (12)
10.25	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (13)
10.26

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (10)

10.27	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (14)
10.28	Letter of Clarification of UDC/GPEC Research and License Arrangements between the registrant and Global Photonic Energy Corporation, dated as of June 4, 2004 (4)
10.29+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (15)
10.30+	OLED Patent License Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (16)
10.31+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (16)
10.32+	Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of July 31, 2006 (17)
10.33+	Amendment No. 1 to the Settlement and License Agreement between the registrant and Seiko Epson Corporation, dated as of March 30, 2009 (18)
10.33+	OLED Technology License Agreement between the registrant and Konica Minolta Holdings, Inc., dated as of August 11, 2008 (19)
10.34+	Limited-Term OLED Technology License Agreement between the registrant and Panasonic Idemitsu OLED Lighting Co., Ltd., dated as of August 1, 2011 (15)
10.35+	OLED Technology License Agreement between the registrant and Pioneer Corporation, dated as of May 1, 2011 (20)
10.36+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (21)
10.37	Amendment No. 3 to the Sponsored Research Agreement between the registrant and the University of Southern California, dated as of June 1, 2013 (22)
10.38#	Universal Display Corporation Annual Incentive Plan (23)
10.39#	Form Agreement - Restricted Stock Unit Grant Letter (24)
10.40#	Form Agreement - Performance Unit Grant Letter (24)
10.41#	Universal Display Corporation Equity Compensation Plan (25)
10.42#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (26)
10.43#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (27)

Exhibit Number	Description
10.44#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015 (27)
10.45#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (28)
10.46#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015 (28)
10.47+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (29)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(5)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(6)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012.

(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(9)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.
(12)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(13)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(14)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(15)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(16)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018.
(17)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 6, 2006.
(18)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009.
(19)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 6, 2008.
(20)	Filed as an Exhibit to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on January 27, 2012.
(21)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(22)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 7, 2013.
(23)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(24)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
(25)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(26)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(27)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015.
(28)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015.
(29)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 21, 2019
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 21, 2019
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and	February 21, 2019
Sidney D. Rosenblatt	Director (principal financial and accounting officer)

/s/ Richard C. Elias	Director	February 21, 2019
Richard C. Elias

/s/ Elizabeth H. Gemmill	Director	February 21, 2019
C. Elizabeth H. Gemmill

/s/ Rosemarie B. Greco	Director	February 21, 2019
Rosemarie B. Greco

/s/ C. Keith Hartley	Director	February 21, 2019
C. Keith Hartley

/s/ Lawrence Lacerte	Director	February 21, 2019
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers due to the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The Company adopted the standard effective January 1, 2018 using the modified retrospective adoption method.

Also, the Company elected to change its method of accounting for share-based payment transactions in 2017 due to the adoption of amendments to the FASB ASC resulting from Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017.

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

Philadelphia, Pennsylvania

February 21, 2019

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211,022	$132,840
Short-term investments	304,323	287,446
Accounts receivable	43,129	52,355
Inventory	70,000	36,265
Other current assets	6,366	10,276
Total current assets	634,840	519,182
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $44,943 and $36,368	69,739	56,450
ACQUIRED TECHNOLOGY, net of accumulated amortization of $111,890 and $91,312	110,951	131,529
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $3,384 and $2,000	13,456	14,840
GOODWILL	15,535	15,535
INVESTMENTS	—	14,794
DEFERRED INCOME TAXES	24,377	27,022
OTHER ASSETS	64,526	604
TOTAL ASSETS	$933,424	$779,956
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,532	$13,774
Accrued expenses	36,057	35,019
Deferred revenue	80,782	14,981
Other current liabilities	5,811	50
Total current liabilities	133,182	63,824
DEFERRED REVENUE	41,785	23,902
RETIREMENT PLAN BENEFIT LIABILITY	44,055	33,176
OTHER LIABILITIES	23,896	—
Total liabilities	242,918	120,902
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,681,524 and 48,476,034 shares issued, and 47,319,887 and 47,118,171 shares outstanding at December 31, 2018 and December 31, 2017, respectively	487	485
Additional paid-in capital	617,334	611,063
Retained earnings	129,552	99,126
Accumulated other comprehensive loss	(16,234)	(11,464)
Treasury stock, at cost (1,361,637 and 1,357,863 shares at December 31, 2018 and December 31, 2017)	(40,635)	(40,158)
Total shareholders’ equity	690,506	659,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$933,424	$779,956

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUE	$247,414	$335,629	$198,886
COST OF SALES	53,541	54,698	26,288
Gross margin	193,873	280,931	172,598
OPERATING EXPENSES:
Research and development	53,717	49,144	42,744
Selling, general and administrative	46,999	46,808	32,876
Amortization of acquired technology and other intangible assets	21,962	21,983	16,493
Patent costs	7,464	7,010	6,249
Royalty and license expense	6,996	9,739	5,823
Total operating expenses	137,138	134,684	104,185
OPERATING INCOME	56,735	146,247	68,413
Interest income, net	7,659	3,294	2,113
Other expense, net	(83)	(4)	(1,928)
Interest and other expense, net	7,576	3,290	185
INCOME BEFORE INCOME TAXES	64,311	149,537	68,598
INCOME TAX EXPENSE	(5,471)	(45,652)	(20,528)
NET INCOME	$58,840	$103,885	$48,070
NET INCOME PER COMMON SHARE:
BASIC	$1.24	$2.19	$1.02
DILUTED	$1.24	$2.18	$1.02
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,849,588	46,725,289	46,408,460
DILUTED	46,896,766	46,805,194	46,535,980
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.24	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME	$58,840	$103,885	$48,070
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $74, $7 and $72, respectively	268	(12)	(135)
Employee benefit plan:
Actuarial loss on retirement plan, net of tax of $1,841, $1,047 and $945, respectively	(6,690)	(1,904)	(1,731)
Plan amendment cost, net of tax of none, $154 and none, respectively	—	(280)	—
Amortization of plan amendment cost, prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $457, $754 and $591, respectively	1,661	1,370	1,084
Net change for employee benefit plan	(5,029)	(814)	(647)
Change in cumulative foreign currency translation adjustment	(9)	28	(65)
TOTAL OTHER COMPREHENSIVE LOSS	(4,770)	(798)	(847)
COMPREHENSIVE INCOME	$54,070	$103,087	$47,223

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JANUARY 1, 2016	200,000	$2	48,132,223	$482	$589,885	$(73,627)	$(9,819)	1,357,863	$(40,158)	466,765
Net income	—	—	—	—	—	48,070	—	—	—	48,070
Other comprehensive loss	—	—	—	—	—	—	(847)	—	—	(847)
Exercise of common stock options	—	—	12,750	—	185	—	—	—	—	185
Issuance of common stock to employees	—	—	165,826	2	12,354	—	—	—	—	12,356
Shares withheld for employee taxes	—	—	(92,241)	(1)	(4,870)	—	—	—	—	(4,871)
Excess tax benefits from share-based payment arrangements	—	—	—	—	4,232	—	—	—	—	4,232
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	43,046	—	2,012	—	—	—	—	2,012
Issuance of common stock to employees under an ESPP	—	—	9,386	—	566	—	—	—	—	566
BALANCE, DECEMBER 31, 2016	200,000	2	48,270,990	483	604,364	(25,557)	(10,666)	1,357,863	(40,158)	528,468
Cumulative effect of recording excess tax benefits from share-based payment arrangements	—	—	—	—	—	26,450	—	—	—	26,450
Net income	—	—	—	—	—	103,885	—	—	—	103,885
Other comprehensive loss	—	—	—	—	—	—	(798)	—	—	(798)
Cash dividend	—	—	—	—	—	(5,652)	—	—	—	(5,652)
Exercise of common stock options	—	—	2,250	—	38	—	—	—	—	38
Issuance of common stock to employees	—	—	265,233	3	12,239	—	—	—	—	12,242
Shares withheld for employee taxes	—	—	(109,483)	(1)	(9,431)	—	—	—	—	(9,432)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	37,314	—	2,909	—	—	—	—	2,909
Issuance of common stock to employees under an ESPP	—	—	9,730	—	944	—	—	—	—	944
BALANCE, DECEMBER 31, 2017	200,000	2	48,476,034	485	611,063	99,126	(11,464)	1,357,863	(40,158)	659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,100)	—	—	—	(17,100)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	82,026	(11,464)	1,357,863	(40,158)	641,954
Net income	—	—	—	—	—	58,840	—	—	—	58,840
Other comprehensive income	—	—	—	—	—	—	(4,770)	—	—	(4,770)
Cash dividend	—	—	—	—	—	(11,314)	—	—	—	(11,314)
Issuance of common stock to employees	—	—	271,068	3	12,136	—	—	—	—	12,139
Shares withheld for employee taxes	—	—	(108,113)	(1)	(11,619)	—	—	—	—	(11,620)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	32,232	—	4,664	—	—	—	—	4,664
Issuance of common stock to employees under an ESPP	—	—	10,303	—	1,090	—	—	—	—	1,090
BALANCE, DECEMBER 31, 2018	200,000	$2	48,681,524	$487	$617,334	$129,552	$(16,234)	1,361,637	$(40,635)	$690,506

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,840	$103,885	$48,070
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(68,905)	(11,122)	(7,406)
Depreciation	8,612	4,919	4,270
Amortization of intangibles	21,962	21,983	16,492
Inventory write-down	3,630	—	—
Amortization of premium and discount on investments, net	(6,131)	(2,871)	(1,830)
Stock-based compensation to employees	12,432	12,284	11,374
Stock-based compensation to Board of Directors and Scientific Advisory Board	4,364	2,609	1,715
Change in earnout liability recorded for Adesis acquisition	—	519	—
Deferred income tax (benefit) expense	(12,814)	24,396	3,094
Excess tax benefits from share-based payment arrangements	—	—	(4,232)
Retirement plan benefit expense	4,466	4,351	3,965
Decrease (increase) in assets:
Accounts receivable	9,226	(27,361)	1,205
Inventory	(37,365)	(18,951)	(4,460)
Other current assets	4,860	(3,884)	(3,870)
Deferred income taxes	20,682	—	—
Other assets	(63,922)	(297)	(133)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,563	16,420	4,362
Other current liabilities	5,761	(1,917)	4,362
Deferred revenue	130,639	8,402	3,360
Other liabilities	23,896	—	—
Net cash provided by operating activities	121,796	133,365	80,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,391)	(29,803)	(7,300)
Purchase of intangibles	—	—	(95,989)
Purchase of business, net of cash acquired	—	—	(33,380)
Purchases of investments	(628,789)	(594,283)	(450,277)
Proceeds from sale of investments	633,179	498,508	548,474
Net cash used in investing activities	(21,001)	(125,578)	(38,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	798	734	439
Repurchase of common stock	(477)	—	—
Proceeds from the exercise of common stock options	—	38	185
Payment of withholding taxes related to stock-based compensation to employees	(11,620)	(9,432)	(4,870)
Excess tax benefits from share-based payment arrangements	—	—	4,232
Cash dividends paid	(11,314)	(5,652)	—
Net cash used in financing activities	(22,613)	(14,312)	(14)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,182	(6,525)	41,852
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,840	139,365	97,513
CASH AND CASH EQUIVALENTS, END OF YEAR	$211,022	$132,840	$139,365
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$342	$(19)	$(207)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Common stock issued to employees that was earned and accrued for in a previous period	—	174	1,105
Net change in accounts payable and accrued expenses related to purchases of property and equipment	3,490	4,363	(103)
Earnout liability recorded for Adesis acquisition	—	—	1,670
Excess tax benefits accrued for in other current liabilities	—	—	(4,232)
Cash paid for income tax	17,771	23,248	12,870

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:

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

The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive interiors, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 5,000 patents issued and pending worldwide.

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. The allowance for doubtful accounts was $77,000, none and $100,000 at December 31, 2018, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2018, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2017 or 2016.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. Company management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If it is concluded it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then a quantitative impairment assessment is not necessary. If it is determined that goodwill has been impaired, then its carrying value is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performed its annual impairment assessment as of December 31, 2018 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of Adesis (see Note 3) is greater than its carrying value. Company management believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2018, no indications of impairment existed.

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

Contract research services revenue is revenue earned by Adesis through performing organic and organometallic synthetics research, development and commercialization on a contractual basis. These services range from intermediates for structure-activity relationship studies, reference agents and building blocks for combinatorial synthesis, re-synthesis of key intermediates, specialty organic chemistry needs, and selective toll manufacturing. These services are provided to third-party pharmaceutical and life sciences firms and other technology firms at fixed costs or on an annual contract basis. Revenue is recognized as services are performed with billing schedules and payment terms negotiated on a contract-by-contract basis. Payments received in excess of revenue recognized are recorded as deferred revenue. In other cases, services may be provided and revenue is recognized before the customer is invoiced. In these cases, revenue recognized will exceed amounts billed and the difference, representing amounts which are currently unbillable to the customer pursuant to contractual terms, is recorded as an unbilled receivable.

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

In 2018, the Company entered into a commercial license agreement with Samsung Display Co., Ltd. (SDC). This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2018 and lasts through the end of 2022 with an additional two-year extension option. Under this agreement, the Company is being paid a license fee, payable in quarterly installments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $117,000, $409,000 and $171,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

All sales transactions are billed and due within 90 days and substantially all are transacted in U.S. dollars.

See Recent Accounting Pronouncements for discussion of revenue recognition under the new standard, which became effective January 1, 2018.

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

Amortization of Other Intangible Assets

Other intangible assets from the Adesis acquisition are being amortized over a period of 10 to 15 years. See Notes 3 and 8 for further discussion.

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

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.1 million, net of tax of $3.9 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the year ended December 31, 2018 was a decrease of $78.9 million from the amount that would have been recorded under the prior accounting standard. See Note 19 for further discussion.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which addresses the classification and recognition of lease assets and liabilities. The guidance addresses certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard on January 1, 2019. The Company estimates that adoption of the new standard will result in a reduction in retained earnings of $592,000, net of tax of $157,000, offset by increases in net property and equipment of $7.0 million, other current liabilities of $1.3 million and other liabilities of $6.5 million.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the standard is to reduce diversity in practice in how certain transactions are classified in the consolidated statements of cash flows. The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and did not have any impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and did not have any impact on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect that adoption of ASU 2017-04 may have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, and requires a prospective application to awards modified on or after the adoption date. The Company has not historically made changes to the terms or conditions of shared-based payment awards and the adoption of ASU 2017-09, beginning January 1, 2018, did not have any impact on the consolidated financial statements and related disclosures.

3.	BUSINESS COMBINATIONS:

On June 23, 2016, the Company entered into an agreement to acquire Adesis, Inc., a privately held contract research organization (CRO) with then 43 employees specializing in organic and organometallic synthetic research, development, and commercialization. Adesis is a technology vendor to companies in the pharmaceutical, fine chemical, biomaterials, and catalyst industries, and had worked with the Company prior to the acquisition to help advance and accelerate a number of the Company’s product offerings. The transaction closed on July 11, 2016. Under the terms of the agreement, the Company’s subsidiary, UDC, Inc., acquired all outstanding shares of Adesis in a merger for $33.9 million in cash, and up to an additional $2.4 million in cash contingent upon Adesis’ achievement of certain milestones within two years of the acquisition. The acquisition was funded through use of existing cash and investments.

Purchase Price Allocation

The Company accounted for Adesis using the acquisition method of accounting in accordance with applicable GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The contingent consideration arrangement required the Company to pay up to $1.2 million of additional consideration to the former shareholders of Adesis if revenues exceeded certain threshold levels at the end of each twelve-month period ended December 31, 2016 and December 31, 2017. For both of the years ended December 31, 2017 and 2016, the additional cash consideration earned by the former shareholders of Adesis was $1.2 million. The fair value of the contingent consideration was derived using a Monte Carlo simulation model based on management’s projections of future revenue levels. The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Intangible Assets Identified

The following table presents the intangible assets identified in the transaction:

Category	Estimated fair value (in thousands)	Estimated useful life (in years)
Customer relationships	$10,520	11.5
Developed IP, processes and recipes	4,820	15.0
Trade name/Trademarks	1,500	10.0
Total identifiable intangible assets	$16,840

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

Impact on Operating Results

The results of Adesis’ operations have been included in the Company’s consolidated financial statements since the July 11, 2016 date of acquisition. The following unaudited pro forma information assumes the acquisition of Adesis occurred at the beginning of the respective periods presented (in thousands):

2016
Revenue	$202,547
Net income	44,718

The unaudited pro forma information presented is for illustrative purposes only and does not reflect future events that may occur after December 31, 2018, or any operating efficiencies or inefficiencies that may result from the Adesis acquisition. Additionally, this unaudited pro forma information includes certain one-time costs associated with the Company’s integration of the acquired Adesis operations. Therefore, the information is not necessarily indicative of the results that would have been achieved had the business been combined during the periods presented or the results that the Company will experience going forward.

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of December 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
December 31, 2018
Certificates of deposit	$500	$—	$(1)	$499
Corporate bonds	114,678	1	(19)	114,660
U.S. Government bonds	317,984	14	(43)	317,955
	$433,162	$15	$(63)	$433,114
December 31, 2017
Certificates of deposit	$1,296	$1	$(1)	$1,296
Corporate bonds	104,626	—	(252)	104,374
U.S. Government bonds	214,641	—	(139)	214,502
	$320,563	$1	$(392)	$320,172

As of December 31, 2018 and 2017, there was none and $17.9 million of corporate bonds, respectively, and $128.8 million and none of U.S. government securities, respectively, included in cash equivalents on the consolidated balance sheet.

5.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$139,805	$139,805	$—	$—
Short-term investments	304,323	304,323	—	—
Long-term investments	—	—	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$27,532	$27,532	$—	$—
Short-term investments	287,446	287,446	—	—
Long-term investments	14,794	14,794	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income (loss). If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of December 31, 2018 or December 31, 2017.

6.	INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$31,203	$17,464
Work-in-process	781	2,977
Finished goods	38,016	15,824
Inventory	$70,000	$36,265

For the year ended December 31, 2018, the Company recorded an inventory write-down of $3.6 million as lower than anticipated customer demand created excess inventory levels in certain products. No inventory write-down was recorded for the years ended December 31, 2017 and 2016.

7.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Land	$1,006	$1,006
Building and improvements	39,285	24,101
Office and lab equipment	55,333	33,269
Furniture, fixtures and computer related assets	6,941	4,431
Construction-in-progress	12,117	30,011
	114,682	92,818
Less: Accumulated depreciation	(44,943)	(36,368)
Property and equipment, net	$69,739	$56,450

Depreciation expense was $8.6 million, $4.9 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2018	2017
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
	222,841	222,841
Less: Accumulated amortization	(111,890)	(91,312)
Acquired technology, net	$110,951	$131,529

Amortization expense related to acquired technology was $20.6 million, $20.6 million and $15.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $20.5 million in each of the years ending December 31, 2019 through 2021, $15.8 million in the year ending December 31, 2022 and $33.6 million thereafter.

Motorola Patent Acquisition

In 2000, the Company entered into a royalty-bearing license agreement with Motorola whereby Motorola granted the Company perpetual license rights to what are now 74 issued U.S. patents relating to Motorola’s OLED technologies, together with foreign counterparts in various countries. The last of the issued U.S. patents expired in 2018.

On March 9, 2011, the Company purchased these patents from Motorola, including all existing and future claims and causes of action for any infringement of the patents, pursuant to a Patent Purchase Agreement. The Patent Purchase Agreement effectively terminated the Company’s license agreement with Motorola, including any obligation to make royalty payments to Motorola. The technology acquired from Motorola was amortized over a period of 7.5 years.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At December 31, 2018, these other intangible assets consist of the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(2,228)	$8,292
Developed IP, processes and recipes	4,820	(788)	4,032
Trade name/Trademarks	1,500	(368)	1,132
Total identifiable intangible assets	$16,840	$(3,384)	$13,456

Amortization expense related to other intangible assets was $1.4 million, $1.4 million and $615,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $1.4 million for each of the next five fiscal years (2019 - 2023) and $6.4 million thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2018, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

9.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Compensation	$13,803	$20,997
Royalties	6,996	9,746
Research and development agreements	3,572	48
Professional fees	655	748
Consulting	527	491
Other	10,504	2,989
	$36,057	$35,019

10.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of December 31, 2018, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $4.1 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through December 31, 2018, the Company incurred $1.6 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $7.0 million, $9.7 million, and $5.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG effective as of October 1, 2011. The term of the New OLED Materials Agreement ran through December 31, 2015 and shall be automatically renewed for additional one year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The agreement was automatically renewed through December 31, 2019. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the years ended December 31, 2018, 2017 and 2016.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $771,000, $1.7 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of December 31, 2018, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

On June 21, 2018, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was filed with the Pennsylvania Department of State, and became effective on July 17, 2018.

As of December 31, 2018, the Company had issued 48,681,524 shares of common stock, of which 47,319,887 were outstanding. During the year ended December 31, 2018, the Company repurchased 3,774 shares of common stock, now held as treasury stock, for an aggregate purchase price of $477,000.

Scientific Advisory Board and Employee Awards

During the year ended December 31, 2018 and 2017, the Company granted a total of 2,456 and 5,590 shares, respectively, of fully vested common stock to employees and non-employee members of the Scientific Advisory Board for services performed in 2017 and 2016, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2018 and 2017. No fully vested common stock was issued to employees during 2018 and the fair value of the shares issued to employees during 2017 was $165,000. In connection with the issuance of these employee grants during 2017, 605 shares, with fair value of $55,000, were withheld in satisfaction of employee tax withholding obligations.

Dividends

During the year ended December 31, 2018, the Company declared and paid cash dividends of $0.24 per common share, or $11.3 million, on the Company’s outstanding common stock.

On February 21, 2019, the Company’s Board of Directors declared a first quarter dividend of $0.10 per share of common stock. Payment of the dividend will be made on March 29, 2019 to shareholders of record at the close of business on March 15, 2019.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for- sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance January 1, 2016, net of tax	$(111)	$(9,708)	$—	$(9,819)
Other comprehensive loss before reclassification	(135)	(1,731)	(65)	(1,931)
Reclassification to net income (1)	—	1,084	—	1,084	Selling, general and administrative, research and development and cost of material sales
Change during period	(135)	(647)	(65)	(847)
Balance December 31 2016, net of tax	(246)	(10,355)	(65)	(10,666)
Other comprehensive gain (loss) before reclassification	(12)	(2,184)	28	(2,168)
Reclassification to net income (1)	—	1,370	—	1,370	Selling, general and administrative, research and development and cost of material sales
Change during period	(12)	(814)	28	(798)
Balance December 31, 2017, net of tax	(258)	(11,169)	(37)	(11,464)
Other comprehensive gain (loss) before reclassification	268	(6,690)	(9)	(6,431)
Reclassification to net income (1)	—	1,661	—	1,661	Selling, general and administrative, research and development and cost of material sales
Change during period	268	(5,029)	(9)	(4,770)
Balance December 31, 2018, net of tax	$10	$(16,198)	$(46)	$(16,234)

(1)

The Company reclassified amortization of plan amendment cost, prior service cost, and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.7 million, $1.4 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Refer to Note 15: Employee Retirement Plans

14.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

In 1995, the Board of Directors of the Company adopted a stock option plan, which was most recently amended and restated in 2014 and is now called the Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2018, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of December 31, 2018, there were 2,403,523 shares that remained available to be granted under the Equity Compensation Plan.

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2018 for all the grants under the Equity Compensation Plan (in thousands, except share and per share data):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	500	$10.04
Granted	—	—
Exercised	—	—
Forfeited/ Expired	—	—
Cancelled	—	—
Outstanding at December 31, 2018	500	10.04
Vested and expected to vest	500	10.04
Exercisable at December 31, 2018	500	$10.04

No stock options were granted during the years ended December 31, 2018, 2017 or 2016.

A summary of stock options outstanding and exercisable by price range at December 31, 2018 is as follows (in thousands, except share and per share data):

	Outstanding and Exercisable
Exercise Price	Number of Options Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (A)
$10.04	500	0.5	$10.04	$42
(A)	The difference between the stock option’s exercise price and the closing price of common stock at December 31, 2018.

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was none, $146,000 and $507,000, respectively. There was no compensation expense recognized for the years ended December 31, 2018, 2017 and 2016.

During the years ended December 31, 2018, 2017 and 2016, no shares of common stock were tendered to net share settle the exercise of options.

Stock Awards

The following table summarizes the activity related to restricted stock unit (“RSU”) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2018	110,683	$88.91
Granted	51,968	115.48
Vested	(69,670)	97.14
Forfeited	(600)	103.09
Unvested, December 31, 2018	92,381	$97.56

The weighted average grant-date fair value of RSU awards granted was $115.48, $116.58 and $53.85 during the years ended December 31, 2018, 2017 and 2016, respectively. The fair value as of the respective vesting dates of RSUs was $8.1 million, $8.3 million and $5.4 million for 2018, 2017 and 2016, respectively.

The following table summarizes the activity related to restricted stock award (“RSA”) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2018	579,937	$46.72
Granted	2,456	122.15
Vested	(172,444)	47.75
Unvested, December 31, 2018	409,949	$46.74

The weighted average grant-date fair value of RSA awards granted was $122.15, $83.25 and $65.37 during the years ended December 31, 2018, 2017 and 2016, respectively. The fair value as of the respective vesting dates of RSAs was $17.7 million, $14.8 million and $8.6 million for 2018, 2017 and 2016, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $7.6 million, $8.5 million and $6.6 million, manufacturing expense of $758,000, $443,000 and $1.1 million and research and development expense of $2.0 million, $1.6 million and $1.7 million, respectively.

The majority of the Company’s restricted stock awards and units that vested in 2018, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate tax authorities. The total shares withheld were approximately 86,679, 89,661 and 84,135 for 2018, 2017 and 2016, respectively, and were based on the value of the restricted vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $9.2 million, $7.8 million and $4.5 million in 2018, 2017 and 2016, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board whose unvested shares are marked to market each reporting period, research and development expense of $64,000, $976,000 and $242,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with vesting terms of approximately one year. The fair value is equal to the market price of the Company’s common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation charges for services performed related to all restricted stock units granted to non-employee members of the Board of Directors, selling and administrative expense of $4.3 million, $1.6 million and $1.5 million, respectively. Restricted stock issued to non-employee members of the Board of Directors during 2018, 2017 and 2016 was 25,000, 27,500 and 30,000 shares, respectively.

As of December 31, 2018, the total unrecognized cost related to RSUs and RSAs was $19.4 million, which the Company expects to recognize over a weighted average period of 1.84 years.

Performance Unit Awards

The following table summarizes the activity related to performance unit awards (“PSU”) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2018	73,315	$62.36
Granted	40,601	119.62
Vested	(61,186)	45.19
Unvested, December 31, 2018	52,730	$86.43

During the years ended December 31, 2018, 2017 and 2016, respectively, the Company granted 40,601, 24,664 and 25,045 performance units, of which 6,022, 7,817 and 12,520 are subject to performance-based vesting requirements and 6,025, 7,821 and 12,525 are subject to market-based vesting requirements, and will vest over the terms described below. During the years ended December 31, 2018 and 2017, there were also 28,554 and 9,026 incremental performance-based shares that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value of the performance unit awards granted was $119.62, $105.65 and $58.46 during the years ended December 31, 2018, 2017 and 2016, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $1.3 million, $1.2 million and $1.3 million, manufacturing expense of $141,000, $119,000 and $133,000 and research and development expenses of $330,000, $276,000 and $356,000, respectively. In connection with the vesting of performance units during the year ended December 31, 2018, 25,208 shares with an aggregate fair value of $2.9 million were withheld in satisfaction of employee tax withholding obligations.  During the year ended December 31, 2017, 19,217 shares with an aggregate fair value of $1.6 million were withheld in satisfaction of employee tax withholding obligations.

As of December 31, 2018, the total unrecognized compensation cost related to PSUs was $1.4 million, which the Company expects to recognize over a weighted average period of 1.56.

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

For the years ended December 31, 2018, 2017 and 2016, the Company issued 10,303, 9,730 and 9,386 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $798,000, $734,000 and $439,000, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company recorded charges of $82,000, $69,000 and $45,000, respectively, to selling, general and administrative expense, $81,000, $46,000, $15,000, respectively, to manufacturing expense and $130,000, $94,000 and $67,000, respectively, to research and development expense, related to ESPP equal to the amount of the discount and the value of the look-back feature.

15.	EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Since January 1, 2017, once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $1.2 million, $601,000 and $459,000, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment. As of December 31, 2018 there were seven participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $20.4 million as accumulated other comprehensive loss as of December 31, 2018. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2019 is $3.2 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$33,176	$27,563
Service cost	1,301	1,214
Interest cost	1,047	1,013
Actuarial loss	8,531	2,952
Plan amendment	—	434
Benefit obligation, end of year	44,055	33,176
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$44,055	$33,176
Current liability	—	—
Noncurrent liability	$44,055	$33,176

The accumulated benefit obligation for the plan was approximately $41.3 million and $30.4 million as of December 31, 2018 and 2017, respectively.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Service cost	$1,301	$1,214	$1,415
Interest cost	1,047	1,013	875
Amortization of prior service cost	1,683	1,667	1,660
Amortization of loss	435	457	15
Total net periodic benefit cost	$4,466	$4,351	$3,965

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2018	2017
Discount rate	3.82%	3.22%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.22%	3.41%	3.57%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2019 are as follows (in thousands):

Amortization of prior service cost	$1,595
Amortization of loss	1,642
Total	$3,237

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2019	$—
2020	3,551
2021	3,640
2022	4,122
2023	4,427
2024-2028	25,977
Thereafter	23,647

16.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see Note 11) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2018, 2017 and 2016, the Company had purchase commitments for inventory of $15.9 million, $14.2 million and $5.0 million, respectively.

The Company had lease obligations of $10.9 million for each of the years ended December 31, 2018, 2017 and 2016 .

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

17.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, were as follows (in thousands):

	2018		2017		2016
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	37%	$14,419	62%	$19,588	63%	$12,050
B	33%	11,990	24%	17,348	28%	9,128
C	10%	9,071	6%	10,632	4%	1,427

Revenues from outside of North America represented approximately 94%, 97%, and 98% of the consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2018	2017	2016
South Korea	$171,915	$289,418	$181,771
China	51,931	24,892	7,180
Japan	6,823	8,542	4,310
Other non-U.S. locations	2,967	2,438	1,849
Total non-U.S. locations	233,636	325,290	195,110
United States	13,778	10,339	3,776
Total revenue	$247,414	$335,629	$198,886

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	2018	2017
United States	$64,560	$53,991
Other	5,179	2,459
Total long-lived assets	$69,739	$56,450

Substantially all chemical materials were purchased from one supplier. See Note 11.

18.	INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$13,565	$100,260	$69,595
Foreign	50,746	49,277	(997)
Income before income tax	$64,311	$149,537	$68,598

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current income tax expense:
Federal	$(9,097)	$(5,817)	$(4,485)
State	(511)	(54)	(47)
Foreign	(8,677)	(15,406)	(12,902)
	(18,285)	(21,277)	(17,434)
Deferred income tax (expense) benefit:
Federal	12,622	(24,425)	(2,683)
State	611	(23)	(503)
Foreign	(419)	73	92
	12,814	(24,375)	(3,094)
Income tax expense	$(5,471)	$(45,652)	$(20,528)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.2)%	0.0%	0.5%
Effect of foreign operations	(4.7)%	(7.1)%	0.9%
Accruals and reserves	0.0%	0.1%	3.2%
Nondeductible employee compensation	1.7%	1.5%	1.5%
Research tax credits	(2.7)%	(0.7)%	(1.3)%
Change in valuation allowance	0.0%	(4.1)%	(9.7)%
Stock based compensation	(2.7)%	(1.9)%	0.0%
U.S. Tax Cuts and Jobs Act	(3.5)%	7.7%	0.0%
U.S. International Tax (Sub F, GILTI, FDII)	(1.2)%	0.0%	0.0%
Other	0.8%	0.0%	(0.2)%
Effective tax rate	8.5%	30.5%	29.9%

The following table summarizes Company tax loss and tax credit carry forwards for tax return purposes at December 31, 2018 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	n/a	$2,893	2026 to 2033
Total credit carry forwards	n/a	$2,893

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax asset:
Capitalized technology license	$553	$804
Capitalized research expenditures	4,710	3,719
Accruals and reserves	2,890	962
Retirement plan	9,570	7,125
Deferred revenue	12,028	206
Tax credit carry forwards	2,895	21,562
Stock-based compensation	1,701	1,819
Other	47	59
	34,394	36,256
Valuation allowance	(2,893)	(2,460)
Deferred tax assets	31,501	33,796
Deferred tax liability:
Accruals and reserves	(7,124)	(6,774)
Deferred tax liabilities	(7,124)	(6,774)
Net deferred tax assets	$24,377	$27,022

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowance that relates to the New Jersey research and development credit.

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-US Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax.  Based on this recent decision, the Company has decided to immediately litigate the Korean withholding on the 2018 royalty payments while continuing the US- Korean Mutual Agreement Procedure (MAP) for the years 2011 through 2017.

UDC has engaged a leading Korean law firm to litigate the 2018 withholding and has been advised that there is a more-likely-than-not chance of success.  As a result, UDC has recorded a long-term asset of $13.6 million representing the allocation of withholding to non-Korean patents and a tax expense of $1.3 million representing an allocation of withholding to Korean registered patents.

With respect to the Korean withholding for the years 2011 through 2017, UDI has decided to continue the MAP which was accepted by the Korean National Tax Service on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term receivable of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and R&D credits of $20.7 million has been recorded on the December 31, 2018 balance sheet for this matter.

On October 30, 2018, the Korean National Tax Service (KNTS) concluded a tax audit with LG Display (LGD) that included the licensing and royalty payments made to UDI during the years 2015 through 2017.  KNTS questioned whether UDI was the beneficial owner of these payments and assessed UDI a charge of $13.2 million for withholding and interest for the three-year period. UDI has engaged a leading Korean law firm which believes it is more-likely-than-not that UDI has beneficial ownership of the underlining intellectual property. As a result, a petition has been filed with the Tax Tribunal.  Based on this authority, UDI has paid the assessment which is recorded as a long-term asset as of December 31, 2018. The above estimates may change in the future and ultimately upon settlement of these uncertain tax positions.

For the years ended December 31, 2018, 2017 and 2016, the Company has incurred Korean withholding tax of $14.9 million, $17.6 million and $14.4 million, respectively; which is currently being appealed based on the interpretation of the Korean – U. S. tax treaty and recent Korean Supreme Court decisions.

The Company’s 2013 federal income tax return was audited by the Internal Revenue Services with no change; the years 2014 to 2016 are open and subject to examination. The state and foreign tax returns are open for a period of generally three to four years.

19.	REVENUE RECOGNITION:

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

The Company adopted the standard beginning January 1, 2018 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the financial statements, with a cumulative adjustment to retained earnings. Under this transition method, the Company elected to apply ASC Topic 606 only to contracts that were not complete at the initial adoption date.

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

Adoption of the new standard resulted in an increase in deferred revenue of $21.3 million offset by a reduction of retained earnings of $17.1 million, net of tax of $3.9 million, and unbilled receivables of $0.3 million as of January 1, 2018. The impact of the new standard to revenue for the year ended December 31, 2018 was a decrease of $78.9 million from the amount that would have been reported under the prior accounting standard. The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the year ended December 31, 2018.

i. Consolidated Balance Sheet (in thousands)

	Impact of changes in accounting policies
December 31, 2018	As reported	Adjustment	Balances without adoption of Topic 606
ASSETS
Other assets (current and non-current)	$70,892	$—	$70,892
Deferred income taxes	24,377	(11,153)	13,224
TOTAL ASSETS	933,424	(11,153)	922,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred revenue (current and non-current)	122,567	(99,885)	22,682
Retained earnings	129,552	88,732	218,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	933,424	(11,153)	922,271

ii. Consolidated Statements of Income (in thousands)

	Impact of changes in accounting policies
Year Ended December 31, 2018	As reported	Adjustment	Balances without adoption of Topic 606
REVENUE	$247,414	$78,885	$326,299
Gross margin	193,873	78,885	272,758
OPERATING INCOME	56,735	78,885	135,620
INCOME BEFORE INCOME TAXES	64,311	78,885	143,196
INCOME TAX EXPENSE	(5,471)	(7,252)	(12,723)
NET INCOME	58,840	71,633	130,473

iii. Consolidated Statement of Cash Flows (in thousands)

	Impact of changes in accounting policies
Year Ended December 31, 2018	As reported	Adjustment	Balances without adoption of Topic 606
Net income	$58,840	$71,633	$130,473
Amortization of deferred revenue and recognition of unbilled receivables	(68,905)	(81,991)	(150,896)
Deferred income tax expense	(12,814)	10,358	(2,456)
Other assets (current and non-current)	(59,062)	—	(59,062)
CASH FLOW FROM OPERATING ACTIVITIES	121,796	—	121,796

For the years ended December 31, 2018, 2017 and 2016, the Company recorded 95%, 97% and 98% of its revenue from sales of materials and 5%, 3% and 2% from the providing of services through Adesis, respectively.

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

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of December 31, 2018
Accounts receivable	$43,129
Short-term unbilled receivables	1,020
Long-term unbilled receivables	—
Short-term deferred revenue	80,782
Long-term deferred revenue	41,785

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheet. The deferred revenue balance at December 31, 2018 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of December 31, 2018, the Company had $13.1 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances during the period are as follows (in thousands):

	Year Ended December 31, 2018
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2017	$70	$(38,883)
Adoption of revenue standard on January 1, 2018	307	(21,307)
Adjusted balance on January 1, 2018	377	(60,190)
Revenue recognized that was previously included in deferred revenue	—	64,562
Increases due to cash received	—	(130,639)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	3,700
Unbilled receivables recognized	2,024	—
Transferred to receivables from unbilled receivables	(1,381)	—
Net change	643	(62,377)
Balance at December 31, 2018	$1,020	$(122,567)

20.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the year ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2015
Numerator:
Net income	$58,840	103,885	48,070
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	$(690)	(1,638)	(734)
Adjusted net income	$58,150	102,247	47,336
Denominator:
Weighted average common shares outstanding – Basic	46,849,588	46,725,289	46,408,460
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,956	2,611	5,398
Restricted stock awards and units and performance units	45,222	77,294	122,122
Weighted average common shares outstanding – Diluted	46,896,766	46,805,194	46,535,980
Net income per common share:
Basic	$1.24	$2.19	$1.02
Diluted	$1.24	$2.18	$1.02

For the year ended December 31, 2018, 2017, and 2016, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 4,414, none and 2,981, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

21.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2018. In the opinion of Company management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2018 (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Revenue	$43,572	$56,149	$77,550	$70,143	$247,414
Net income	$5,959	$10,814	$22,818	$19,249	$58,840
Net income per common share:
Basic	$0.13	$0.23	$0.48	$0.40	$1.24
Diluted	$0.13	$0.23	$0.48	$0.40	$1.24

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 (in thousands, except per share data):

	Three Months Ended
	March 31, 2017	June 30, 2017 (1)	September 30, 2017	December 31, 2017 (1) (2)	Total
Revenue	$55,566	$102,513	$61,683	$115,867	$335,629
Net income	$10,365	$47,187	$13,520	$32,813	$103,885
Net income per common share:
Basic	$0.22	$0.99	$0.28	$0.70	$2.19
Diluted	$0.22	$0.99	$0.28	$0.69	$2.18
(1)	Prior to the adoption of ASC 606 on January 1, 2018, the Company recorded as revenue the receipt of the semi-annual license fee payment of $45.0 million from SDC in the second and fourth quarters.
(2)	The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a one-time charge of $11.5 million in the fourth quarter.

Per share amounts for each quarter have been calculated separately. Accordingly, quarterly amounts may not add to annual amounts.

22.	SUBSEQUENT EVENTS:

In January 2019, the Company closed on the purchase of an additional property in Ewing, New Jersey, adjacent to its corporate headquarters, as part of its plans to expand operations. The Company is also planning to close on the purchase of additional property by the end of the first quarter of 2019. When the purchases are complete, the new facilities will add approximately 88,000 square feet at a cost of approximately $8.0 million. The new facilities will initially allow for expansion in the areas of research and development and manufacturing logistics.