Form 10-Q
period 2019-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2019-05-02
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	OLED	The NASDAQ Stock Market LLC

As of April 29, 2019, the registrant had outstanding 47,209,386 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,048	$211,022
Short-term investments	301,549	304,323
Accounts receivable	52,124	43,129
Inventory	68,041	70,000
Other current assets	5,410	6,366
Total current assets	652,172	634,840
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $47,701 and $44,943	80,615	69,739
ACQUIRED TECHNOLOGY, net of accumulated amortization of $117,034 and $111,890	106,208	110,951
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $3,726 and $3,384	13,114	13,456
GOODWILL	15,535	15,535
DEFERRED INCOME TAXES	24,781	24,377
OTHER ASSETS	75,765	64,526
TOTAL ASSETS	$968,190	$933,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,024	$10,532
Accrued expenses	27,470	36,057
Deferred revenue	86,296	80,782
Other current liabilities	10,784	5,811
Total current liabilities	131,574	133,182
DEFERRED REVENUE	41,596	41,785
RETIREMENT PLAN BENEFIT LIABILITY	44,747	44,055
OTHER LIABILITIES	34,072	23,896
Total liabilities	251,989	242,918
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,760,311 and 48,681,524 shares issued, and 47,394,663 and 47,319,887 shares outstanding, at March 31, 2019 and December 31, 2018, respectively	488	487
Additional paid-in capital	616,206	617,334
Retained earnings	156,309	129,552
Accumulated other comprehensive loss	(15,520)	(16,234)
Treasury stock, at cost (1,365,648 and 1,361,637 shares at March 31, 2019 and December 31, 2018, respectively)	(41,284)	(40,635)
Total shareholders’ equity	716,201	690,506
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$968,190	$933,424

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
REVENUE	$87,765	$43,572
COST OF SALES	15,814	7,458
Gross margin	71,951	36,114
OPERATING EXPENSES:
Research and development	15,829	12,357
Selling, general and administrative	11,969	10,791
Amortization of acquired technology and other intangible assets	5,486	5,491
Patent costs	1,770	1,725
Royalty and license expense	2,537	1,231
Total operating expenses	37,591	31,595
OPERATING INCOME	34,360	4,519
Interest income, net	2,831	1,271
Other income (expense), net	282	(47)
Interest and other income, net	3,113	1,224
INCOME BEFORE INCOME TAXES	37,473	5,743
INCOME TAX (EXPENSE) BENEFIT	(5,999)	216
NET INCOME	$31,474	$5,959
NET INCOME PER COMMON SHARE:
BASIC	$0.66	$0.13
DILUTED	$0.66	$0.13
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,892,914	46,783,158
DILUTED	46,931,999	46,848,798
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$31,474	$5,959
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $13 and $15	47	54
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $175 and $117, respectively	634	422
Change in cumulative foreign currency translation adjustment	33	20
TOTAL OTHER COMPREHENSIVE INCOME	714	496
COMPREHENSIVE INCOME	$32,188	$6,455

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2018	200,000	$2	48,681,524	$487	$617,334	$129,552	$(16,234)	1,361,637	$(40,635)	$690,506
Net income	—	—	—	—	—	31,474	—	—	—	31,474
Other comprehensive income	—	—	—	—	—	—	714	—	—	714
Cash dividend	—	—	—	—	—	(4,717)	—	—	—	(4,717)
Issuance of common stock to employees	—	—	107,213	1	3,536	—	—	—	—	3,537
Shares withheld for employee taxes	—	—	(38,755)	—	(5,757)	—	—	—	—	(5,757)
Common shares repurchased	—	—	—	—	—	—	—	4,011	(649)	(649)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	7,758	—	816	—	—	—	—	816
Issuance of common stock to employees under an ESPP	—	—	2,571	—	277	—	—	—	—	277
BALANCE, MARCH 31, 2019	200,000	$2	48,760,311	$488	$616,206	$156,309	$(15,520)	1,365,648	$(41,284)	$716,201

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,894)	—	—	—	(17,894)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	81,232	(11,464)	1,357,863	(40,158)	641,160
Net income	—	—	—	—	—	5,959	—	—	—	5,959
Other comprehensive income	—	—	—	—	—	—	496	—	—	496
Cash dividend	—	—	—	—	—	(2,831)	—	—	—	(2,831)
Issuance of common stock to employees	—	—	130,911	1	2,723	—	—	—	—	2,724
Shares withheld for employee taxes	—	—	(48,707)	—	(5,832)	—	—	—	—	(5,832)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	13,482	—	1,197	—	—	—	—	1,197
Issuance of common stock to employees under an ESPP	—	—	2,345	—	253	—	—	—	—	253
BALANCE, MARCH 31, 2018	200,000	$2	48,574,065	$486	$609,404	$84,360	$(10,968)	1,361,637	$(40,635)	$642,649

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,474	$5,959
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(26,976)	(12,589)
Depreciation	2,758	2,172
Amortization of intangibles	5,486	5,491
Change in excess inventory reserve	224	—
Amortization of premium and discount on investments, net	(1,741)	(966)
Stock-based compensation to employees	3,610	2,776
Stock-based compensation to Board of Directors and Scientific Advisory Board	516	897
Deferred income tax (benefit) expense	(592)	72
Retirement plan expense	1,501	1,126
Decrease (increase) in assets:
Accounts receivable	(8,995)	29,587
Inventory	1,735	(17,373)
Other current assets	177	(4,025)
Other assets	(2,966)	(177)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(12,117)	(4,441)
Other current liabilities	3,744	(25)
Deferred revenue	33,080	30,331
Other liabilities	3,132	—
Net cash provided by operating activities	34,050	38,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,283)	(8,733)
Purchases of intangibles	(401)	—
Purchases of investments	(165,471)	(123,375)
Proceeds from sale of investments	170,050	146,546
Net cash (used in) provided by investing activities	(9,105)	14,438
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	204	201
Repurchase of common stock	(649)	(477)
Payment of withholding taxes related to stock-based compensation to employees	(5,757)	(5,832)
Cash dividends paid	(4,717)	(2,831)
Net cash used in financing activities	(10,919)	(8,939)
INCREASE IN CASH AND CASH EQUIVALENTS	14,026	44,314
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,022	132,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,048	$177,154
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$60	$69
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(351)	4,583

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

The Company's primary business strategy is to (1) further develop and license its proprietary OLED technologies to manufacturers of products for display applications, such as mobile phones, televisions, tablets, wearables, portable media devices, notebook computers, personal computers, and automotive applications, and specialty and general lighting products; and (2) develop new OLED materials and sell existing and any new materials to those product manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining its relationships with world-class partners such as Princeton University (Princeton), the University of Southern California (USC), the University of Michigan (Michigan) and PPG Industries, Inc. (PPG Industries). The Company currently owns, exclusively licenses or has the sole right to sublicense more than 5,000 patents issued and pending worldwide.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited, Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd. Adesis, Inc. (Adesis) and UDC Ventures LLC. UDC Ventures LLC was formed on March 1, 2019 as a corporate venture capital entity that will assist in funding companies that are developing innovative products and technologies that may be synergistic to those of the Company. All intercompany transactions and accounts have been eliminated.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of revenue recognition including estimates of material unit sales and royalties, the useful life of acquired intangibles, the use and recoverability of inventories, intangibles, investments, lease liabilities, right-of use assets and income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing and research and development facilities. As discussed in Note 8, effective January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right of use asset and a lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is included in non-current other liabilities. As of March 31, 2019, the Company had no leases that qualified as financing arrangements.

Key estimates and judgments include how the Company determines the discount rate used to discount the unpaid lease payments to present value and the lease term. The Company monitors for events or changes in circumstances that could potentially require recognizing an impairment loss.

Minority Equity Investments

The cost method of accounting is used for investments in companies that do not have a readily determinable fair value in which the Company holds an interest of less than 20% and over which it does not have the ability to exercise significant influence.

The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists. Factors considered in this assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders.

As of March 31, 2019, the Company had no minority equity investments.

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

At the same time the Company entered into the current patent license agreement with SDC, the Company also entered into a supplemental material purchase agreement with SDC. Under the supplemental material purchase agreement, SDC agrees to purchase from the Company a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display) which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company generates revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent emitters and host materials.

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

In 2017, the Company entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company supplies phosphorescent OLED materials to BOE.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the consolidated statements of income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $38,000 and $6,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Amortization of Acquired Technology

Amortization costs primarily relate to technology acquired from BASF and Fujifilm. These acquisitions were completed in the years ended December 31, 2016 and 2012, respectively. Acquisition costs are being amortized over a period of 10 years for both the BASF and Fujifilm patents.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which addresses the classification and recognition of lease assets and liabilities formerly classified as operating leases under generally accepted accounting principles. The guidance addresses certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company adopted the standard beginning January 1, 2019 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the financial statements and have applied all practical expedients related to leases existing at the date of initial application including the exception for short-term leases. Adoption of the new standard resulted in an increase in operating lease right-of-use assets and operating lease liabilities of $8.3 million based on the present value of the future minimum rental payments for existing operating leases. The Company has no leases that qualify as financing arrangements. See Note 8 for additional information.

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

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method. Investments as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	Amortized	Unrealized		Aggregate Fair
Investment Classification	Cost	Gains	(Losses)	Market Value
March 31, 2019
Certificates of deposit	$1,100	$1	$(1)	$1,100
U.S. Government bonds	437,132	21	(9)	437,144
	$438,232	$22	$(10)	$438,244
December 31, 2018
Certificates of deposit	$500	$—	$(1)	$499
Corporate bonds	114,678	1	(19)	114,660
U.S. Government bonds	317,984	14	(43)	317,955
	$433,162	$15	$(63)	$433,114

As of March 31, 2019 and December 31, 2018, there was $136.7 million and $128.8 million of U.S. Government bonds included in cash equivalents on the consolidated balance sheets.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$145,230	$145,230	$—	$—
Short-term investments	301,549	301,549	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$139,805	$139,805	$—	$—
Short-term investments	304,323	304,323	—	—

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

Changes in fair value of the investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of March 31, 2019 or December 31, 2018.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$34,600	$31,203
Work-in-process	205	781
Finished goods	33,236	38,016
Inventory	$68,041	$70,000

For the three months ended March 31, 2019, the Company recorded an increase in inventory reserve of $224,000 due to excess inventory levels in certain products. No change in inventory reserve was recorded for the three months ended March 31, 2018.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$2,642	$1,006
Building and improvements	46,304	39,285
Office and lab equipment	57,753	55,333
Furniture, fixtures and computer related assets	6,983	6,941
Construction-in-progress	14,634	12,117
	128,316	114,682
Less: Accumulated depreciation	(47,701)	(44,943)
Property and equipment, net	$80,615	$69,739

Depreciation expense was $2.8 million and $2.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

During the three months ended March 31, 2019, the Company purchased property in Ewing, New Jersey, adjacent to its headquarters, as part of its plan to expand operations. The new facilities added approximately 88,000 square feet at a cost of $8.2 million and will allow for the expansion of research and development activities, manufacturing logistics and other corporate functions.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

March 31, 2019
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
Other	401
223,242
Less: Accumulated amortization	(117,034)
Acquired technology, net	$106,208

Amortization expense related to acquired technology was $5.1 million for both three month periods ended March 31, 2019 and 2018. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the consolidated statements of income and is expected to be $20.6 million in each of the years ending December 31, 2019 through 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023 and $24.1 million thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At March 31, 2019, these other intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(2,454)	$8,066
Developed IP, processes and recipes	4,820	(867)	3,953
Trade name/Trademarks	1,500	(405)	1,095
Total identifiable intangible assets	$16,840	$(3,726)	$13,114

Amortization expense related to other intangible assets was $342,000 for both three month periods ended March 31, 2019 and 2018. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years (2019-2023) and $6.5 million thereafter.

8.	LEASES:

The Company has entered operating leases to facilitate the expansion of its manufacturing operations and research and development facilities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2019, the Company did not have any finance leases and no additional operating leases that had not yet commenced.

As stated in Note 2, effective January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. As such, the Company did not restate financial statement or lease disclosure data for periods prior to January 1, 2019, which was prepared in accordance with ASC Topic 840 – Leases.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$430
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	8,273

As of March 31, 2019, current operating leases had remaining terms between 1 and 9 years with options to extend the lease terms and the Company had operating lease right-of-use assets of $8.0 million, current operating lease liabilities of $1.3 million and long-term operating lease liabilities of $6.7 million.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2019
Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	5.5%

Undiscounted future minimum lease payments as of March 31, 2019, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2019 (1)	$1,222
2020	1,512
2021	833
2022	833
2023	833
Thereafter	4,721
Total lease payments	9,954
Less imputed interest	(1,998)
Present value of lease payments	$7,956

(1)	Scheduled maturities of lease liabilities represent the time-period of April 1, 2019 to December 31, 2019.

Future minimum lease payments as of December 31, 2018, by year and in the aggregate, having non-cancelable lease terms in excess of one year were expected to be as follows (in thousands):

Total Minimum Lease Payments
2019	$1,652
2020	1,512
2021	833
2022	833
2023	833
Thereafter	4,721
Total lease payments	$10,384

Operating lease cost was $1.7 million in 2018.

9.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of March 31, 2019, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $3.9 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through March 31, 2019, the Company incurred $1.8 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $2.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

10.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three months ended March 31, 2019 or 2018.

The Company is also required to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $74,000 and $361,000 for the three months ended March 31, 2019 and 2018, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

11.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 200,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of March 31, 2019, the Company had issued 48,760,311 shares of common stock, of which 47,394,663 were outstanding and had issued 200,000 shares of preferred stock, all of which were outstanding. During the three months ended March 31, 2019, the Company repurchased 4,011 shares of common stock, now held as treasury stock, for an aggregate purchase price of $649,000. During the three months ended March 31, 2018, the Company repurchased 3,774 shares of common stock, now held as treasury stock, for an aggregate purchase price of $477,000.

Scientific Advisory Board Awards

During the three months ended March 31, 2019 and 2018, the Company granted a total of 1,960 and 2,456 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2018 and 2017, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

Dividends

During the three months ended March 31, 2019, the Company declared and paid cash dividends of $0.10 per common share, or $4.7 million, on the Company’s outstanding common stock.

On April 30, 2019, the Company’s Board of Directors declared a second quarter dividend of $0.10 per common share to be paid on June 28, 2019. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2018, net of tax	$10	$(16,198)	$(46)	$(16,234)
Other comprehensive gain (loss) before reclassification	47	—	33	80
Reclassification to net income (1)	—	634	—	634	Selling, general and administrative, research and development, and cost of sales
Change during period	47	634	33	714
Balance March 31, 2019, net of tax	$57	$(15,564)	$(13)	$(15,520)

	Unrealized gain (loss) on available-for-sale-securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the consolidated statements of operations
Balance December 31, 2017, net of tax	$(258)	$(11,169)	$(37)	$(11,464)
Other comprehensive gain (loss) before reclassification	54	—	20	74
Reclassification to net income (1)	—	422	—	422	Selling, general and administrative, research and development, and cost of sales
Change during period	54	422	20	496
Balance March 31, 2018, net of tax	$(204)	$(10,747)	$(17)	$(10,968)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $634,000 and $422,000 for the three months ended March 31, 2019 and 2018, respectively.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.

13.	STOCK-BASED COMPENSATION:

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2019, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity

Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2019, there were 2,346,225 shares that remained available to be granted under the Equity Compensation Plan.

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

During the three months ended March 31, 2019, the Company granted 32,041 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $4.9 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2019 and 2018, the Company recorded, as compensation charges related to all restricted stock awards and units to employees and non-employees, selling, general and administrative expense of $2.4 million and $1.6 million, respectively, research and development expense of $546,000 and $426,000, respectively, and cost of sales of $227,000 and $160,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2019 and 2018, 25,731 and 27,273 shares, with aggregate fair values of $3.8 million and $3.4 million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended March 31, 2019 and 2018, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, research and development expense of $282,000 and credit of $157,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2019 and 2018, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $234,000 and $1.1 million, respectively. In connection with the vesting of the restricted stock, the Company issued 2,590 and 6,250 shares, during the three months ended March 31, 2019 and 2018, respectively, to non-employee members of the Board of Directors.

Performance Unit Awards

During the three months ended March 31, 2019, the Company granted 10,096 performance units, of which 5,046 are subject to a performance-based vesting and 5,050 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $2.0 million on the date of grant.

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

For the three months ended March 31, 2019 and 2018, the Company recorded selling, general and administrative expense of $266,000 and $425,000, respectively, research and development expense of $65,000 and $105,000, respectively, and cost of sales of $29,000 and $44,000, respectively, related to performance units.

In connection with the vesting of performance units during the three months ended March 31, 2019 and 2018, 16,668 and 25,208 shares with an aggregate fair value of $2.6 million and $2.9 million, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the three months ended March 31, 2019 and 2018, the Company issued 2,571 and 2,345 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $204,000 and $201,000, respectively.

For the three months ended March 31, 2019 and 2018, the Company recorded charges of $22,000 and $17,000, respectively, to selling, general and administrative expense, $32,000 and $22,000, respectively, to research and development expense, and $19,000 and $13,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability for certain participants in the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2019, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$288	$325
Interest cost	403	262
Amortization of prior service cost	399	421
Amortization of loss	411	118
Total net periodic benefit cost	$1,501	$1,126

15.	COMMITMENTS AND CONTINGENCIES:

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. See Note 9 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 9 for further explanation.

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2019 and December 31, 2018, the Company had purchase commitments for inventory of $17.6 million and $15.9 million, respectively.

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

On February 26, 2014, the Company appealed the ruling to reinstate a broader set of claims. In the appeal proceedings of March 12, 2019, the appeal board remitted the case to the EPO Opposition Division with the order to maintain the patent claims as submitted via the Main Request during the appeal proceedings. These claims are now final.

In addition to the above proceedings and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the three months ended March 31,		Accounts Receivable as of
Customer	2019	2018	March 31, 2019
A	40%	16%	$12,012
B	30%	55%	$25,042
C	13%	11%	$7,383

Revenues from outside of North America represented approximately 97% and 94% of consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2019	2018
South Korea	$61,499	$30,774
China	20,778	8,852
Japan	1,846	875
Other non-U.S. locations	583	561
Total non-U.S. locations	$84,706	$41,062
United States	3,059	2,510
Total revenue	$87,765	$43,572

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2019	December 31, 2018
United States	$75,160	$64,560
Other	5,455	5,179
Total long-lived assets	$80,615	$69,739

Substantially all chemical materials were purchased from one supplier. See Note 10.

17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 16.0% and a benefit of 3.8% for the three months ended March 31, 2019 and 2018, respectively. The Company recorded an income tax expense of $6.0 million for the three months ended March 31, 2019 and an income tax benefit of $216,000 for the three months ended March 31, 2018. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $1.5 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowances that relate to the New Jersey research and development credit.

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-US Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this recent decision, the Company has decided to immediately litigate the Korean withholding on the 2018 and 2019 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $17.0 million representing the allocation of withholding to non-Korean patents and a tax expense of $1.6 million representing the allocation of withholding on Korean registered patents.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the MAP which was accepted by the Korean National Tax Service on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term receivable of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and R&D credits of $20.7 million has been recorded on the December 31, 2018 balance sheet for this matter.

On October 30, 2018, the Korean National Tax Service (KNTS) concluded a tax audit with LG Display (LGD) that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. As a result, a petition has been filed with the Tax Tribunal. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of December 31, 2018.

The above estimates may change in the future and ultimately upon settlement of these uncertain tax positions

18.	REVENUE RECOGNITION:

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The standard establishes the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.

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

For the three months ended March 31, 2019 and 2018, the Company recorded 97% and 94% of its revenue from sales of materials and 3% and 6% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2019
Accounts receivable	$52,124
Short-term unbilled receivables	241
Long-term unbilled receivables	—
Short-term deferred revenue	86,296
Long-term deferred revenue	41,596

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheet. The deferred revenue balance at March 31, 2019 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of March 31, 2019, the Company had $7.1 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances during the period are as follows (in thousands):

	Three Months Ended March 31, 2019
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	27,596
Increases due to cash received	—	(33,080)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	159
Unbilled receivables recognized	—	—
Transferred to receivables from unbilled receivables	(779)	—
Net change	(779)	(5,325)
Balance at March 31, 2019	$241	$(127,892)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$31,474	$5,959
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(325)	(87)
Adjusted net income	$31,149	$5,872
Denominator:
Weighted average common shares outstanding – Basic	46,892,914	46,783,158
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	800	837
Restricted stock awards and units and performance units	38,285	64,803
Weighted average common shares outstanding – Diluted	46,931,999	46,848,798
Net income per common share:
Basic	$0.66	$0.13
Diluted	$0.66	$0.13

For the three months ended March 31, 2019 and 2018, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 1,157 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by disclosures, if any, in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

At the same time the Company entered into the current patent license agreement with SDC, the Company also entered into a supplemental material purchase agreement with SDC. Under the supplemental material purchase agreement, SDC agrees to purchase from the Company a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the term of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company generates revenue under these agreements that are predominantly tied to LG Display's sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials.

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

In 2017, the Company entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company also supplies phosphorescent OLED materials to BOE.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2019, Adesis employed a team of 89 research scientists, chemists, engineers, and laboratory technicians. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services revenue is earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;
•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and
•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
REVENUE	$87,765	$43,572	$44,193
COST OF SALES	15,814	7,458	8,356
Gross margin	71,951	36,114	35,837
OPERATING EXPENSES:
Research and development	15,829	12,357	3,472
Selling, general and administrative	11,969	10,791	1,178
Amortization of acquired technology and other intangible assets	5,486	5,491	(5)
Patent costs	1,770	1,725	45
Royalty and license expense	2,537	1,231	1,306
Total operating expenses	37,591	31,595	5,996
OPERATING INCOME	34,360	4,519	29,841
Interest income, net	2,831	1,271	1,560
Other income (expense), net	282	(47)	329
Interest and other income, net	3,113	1,224	1,889
INCOME BEFORE INCOME TAXES	37,473	5,743	31,730
INCOME TAX (EXPENSE) BENEFIT	(5,999)	216	(6,215)
NET INCOME	$31,474	$5,959	$25,515

Revenue

During the three months ended March 31, 2019, we recognized revenue of $87.8 million, an increase of $44.2 million from $43.6 million in the three months ended March 31, 2018. The increase in revenue was due to higher material sales as a result of stronger demand in the OLED display market, as compared to the weakness experienced in the mobile display market segment during the three months ended March 31, 2018.

Revenue derived from OLED sales comprised 97% of total revenue for the three months ended March 31, 2019 as compared to 94% for the three months ended March 31, 2018. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the three months ended March 31, 2019 increased by $8.4 million as compared to the three months ended March 31, 2018 primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended March 31, 2019 was an excess and obsolete charge of $224,000 due to excess inventory levels in certain products. As a result of the increase in material sales, gross margin for the three months ended March 31, 2019 increased by $35.8 million as compared to the three months ended March 31, 2018 with gross margin as a percentage of sales decreasing to 82% from 83%.

Research and development

Research and development expenses increased to $15.8 million for the three months ended March 31, 2019, as compared to $12.4 million for the three months ended March 31, 2018. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $12.0 million for the three months ended March 31, 2019, as compared to $10.8 million for the three months ended March 31, 2018. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three-month periods ended March 31, 2019 and 2018.

Patent costs

Patent costs increased to $1.8 million for the three months ended March 31, 2019, as compared to $1.7 million for the three months ended March 31, 2018.

Royalty and license expense

Royalty and license expense increased to $2.5 million for the three months ended March 31, 2019, as compared to $1.2 million for the three months ended March 31, 2018. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from an increase in qualifying material sales. See Note 9 to the Consolidated Financial Statements for further discussion.

Interest and other income (expense), net

Interest income, net was $2.8 million for the three months ended March 31, 2019, as compared to $1.3 million for the three months ended March 31, 2018. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the current quarter over amounts held in the comparable period in 2018. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $282,000 for the three months ended March 31, 2019 as compared to other expense, net of $47,000 for the three months ended March 31, 2018.

Income tax (expense) benefit

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 16.0% and a benefit of 3.8% for the three months ended March 31, 2019 and 2018, respectively, and we recorded income tax expense of $6.0 million and income tax benefit of $216,000, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09.

Without the $1.5 million benefit of ASU No. 2016-09, for the three months ended March 31, 2019, the effective income tax rate and income tax expense would have been 20.0% and $7.5 million, respectively, and for the three months ended March 31, 2018, without the $1.3 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.0% and $1.1 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our investments. As of March 31, 2019, we had cash and cash equivalents of $225.0 million and short-term investments of $301.6 million, for a total of $526.6 million. This compares to cash and cash equivalents of $211.0 million and short-term investments of $304.3, for a total of $515.3 million, as of December 31, 2018.

Cash provided by operating activities for the three months ended March 31, 2019 was $34.1 million resulting from $31.5 million of net income and $17.8 million due to changes in our operating assets and liabilities, partially offset by a $15.2 million reduction due to non-cash items including amortization of deferred revenue, depreciation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $33.1 million and a reduction of inventory of $1.7 million, partially offset by an increase in accounts receivable of $9.0 million, a reduction of accounts payable, accrued expenses and other liabilities of $5.2 million and an increase in other assets of $2.8 million

Cash provided by operating activities for the three months ended March 31, 2018 was $38.8 million resulting from $6.0 million of net income, $33.9 million due to changes in our operating assets and liabilities, partially offset by a $1.1 million reduction due to non-cash items including amortization of deferred revenue, depreciation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $30.3 million and a decrease in accounts receivable of $29.6 million, partially offset by an increase in inventory of $17.4 million, an increase in other assets of $4.2 million, and a reduction of accounts payable and accrued expenses of $4.4 million.

Cash used in investing activities was $9.1 million for the three months ended March 31, 2019, as compared to cash provided by investing activities of $14.5 million for the three months ended March 31, 2018. The increase in cash used by investing activities of $23.5 million was primarily due to the timing of maturities and purchases of investments resulting in net sales of $4.6 million for the three months ended March 31, 2019, as compared to net sales of $23.2 million for the three months ended March 31, 2018, and an increase in purchases of intangibles and property, plant and equipment of $5.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in property, plant and equipment purchases during 2019 was primarily due to the purchase of additional property in Ewing, New Jersey as part of our plan to expand operations.

Cash used in financing activities was $10.9 million for the three months ended March 31, 2019, as compared to $8.9 million for the three months ended March 31, 2018. The increase in cash used in financing activities of $2.0 million was due to an increase in the cash payment of dividends in the current year of $1.9 million and an increase in the repurchase of common stock of $172,000, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $75,000 and an increase in proceeds from the issuance of common stock of $3,000.

Working capital was $520.6 million as of March 31, 2019, compared to $501.7 million as of December 31, 2018. The increase in working capital was primarily due to an increase in cash and cash equivalents and accounts receivable and a decrease in accrued expenses, partially offset by an increase in deferred revenue and other current liabilities.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2014, we appealed the ruling to reinstate a broader set of claims. In the appeal proceedings of March 12, 2019, the appeal board remitted the case to the EPO Opposition Division with the order to maintain the patent claims as submitted via the Main Request during the appeal proceedings. These claims are now final.

In addition to the above proceedings and now concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the quarter ended March 31, 2019, we acquired 4,011 shares of common stock through transactions related to the vesting of restricted share awards previously granted to our employees. Upon vesting, the employees turned in shares of common stock in amounts sufficient to pay the minimum statutory tax withholding at rates required by the relevant tax authorities.

The following table provides information relating to the shares we received and repurchased during the first quarter of 2019 (dollar amounts in thousands, other than per share amounts):

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 - January 31	219	$102.39
February 1 - February 28	—	—
March 1 - March 31	3,792	148.69
Total	4,011

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

UNIVERSAL DISPLAY CORPORATION

Date: May 2, 2019	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary