Form 10-Q
period 2019-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2019-10-30
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, the registrant had outstanding 47,110,636 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235,541	$211,022
Short-term investments	361,515	304,323
Accounts receivable	65,774	43,129
Inventory	57,771	70,000
Other current assets	10,415	6,366
Total current assets	731,016	634,840
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $53,900 and $44,943	86,266	69,739
ACQUIRED TECHNOLOGY, net of accumulated amortization of $127,323 and $111,890	95,919	110,951
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $4,420 and $3,384	12,420	13,456
GOODWILL	15,535	15,535
INVESTMENTS	5,000	—
DEFERRED INCOME TAXES	26,437	24,377
OTHER ASSETS	89,957	64,526
TOTAL ASSETS	$1,062,550	$933,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,217	$10,532
Accrued expenses	35,360	36,057
Deferred revenue	91,188	80,782
Other current liabilities	12,627	5,811
Total current liabilities	148,392	133,182
DEFERRED REVENUE	50,495	41,785
RETIREMENT PLAN BENEFIT LIABILITY	46,007	44,055
OTHER LIABILITIES	31,089	23,896
Total liabilities	275,983	242,918
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,847,733 and 48,681,524 shares issued, and 47,482,085 and 47,319,887 shares outstanding, at September 30, 2019 and December 31, 2018, respectively	488	487
Additional paid-in capital	614,194	617,334
Retained earnings	227,286	129,552
Accumulated other comprehensive loss	(14,119)	(16,234)
Treasury stock, at cost (1,365,648 and 1,361,637 shares at September 30, 2019 and December 31, 2018, respectively)	(41,284)	(40,635)
Total shareholders’ equity	786,567	690,506
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,062,550	$933,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE	$97,515	$77,550	$303,448	$177,271
COST OF SALES	17,286	16,123	57,172	35,216
Gross margin	80,229	61,427	246,276	142,055
OPERATING EXPENSES:
Research and development	16,787	13,616	51,449	38,922
Selling, general and administrative	12,623	12,120	40,531	34,473
Amortization of acquired technology and other intangible assets	5,493	5,493	16,469	16,479
Patent costs	1,659	1,937	5,145	5,691
Royalty and license expense	2,837	2,229	8,828	5,028
Total operating expenses	39,399	35,395	122,422	100,593
OPERATING INCOME	40,830	26,032	123,854	41,462
Interest income, net	2,748	2,118	8,336	5,155
Other income (expense), net	53	(7)	740	(66)
Interest and other income, net	2,801	2,111	9,076	5,089
INCOME BEFORE INCOME TAXES	43,631	28,143	132,930	46,551
INCOME TAX EXPENSE	(6,669)	(5,325)	(21,054)	(6,960)
NET INCOME	$36,962	$22,818	$111,876	$39,591
NET INCOME PER COMMON SHARE:
BASIC	$0.78	$0.48	$2.36	$0.83
DILUTED	$0.78	$0.48	$2.36	$0.83
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,980,439	46,869,998	46,947,109	46,841,036
DILUTED	47,013,919	46,914,553	46,983,901	46,893,768
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.06	$0.30	$0.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$36,962	$22,818	$111,876	$39,591
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $7, $12, $49 and $60, respectively	27	43	178	214
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $175, $117, $525 and $351, respectively	634	422	1,903	1,266
Change in cumulative foreign currency translation adjustment	25	(8)	34	(10)
TOTAL OTHER COMPREHENSIVE INCOME	686	457	2,115	1,470
COMPREHENSIVE INCOME	$37,648	$23,275	$113,991	$41,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2019
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2019	200,000	$2	48,831,512	$488	$611,596	$195,036	$(14,805)	1,365,648	$(41,284)	$751,033
Net income	—	—	—	—	—	36,962	—	—	—	36,962
Other comprehensive income	—	—	—	—	—	—	686	—	—	686
Cash dividend	—	—	—	—	—	(4,712)	—	—	—	(4,712)
Issuance of common stock to employees	—	—	20,069	—	3,533	—	—	—	—	3,533
Shares withheld for employee taxes	—	—	(7,416)	—	(1,448)	—	—	—	—	(1,448)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	2,076	—	242	—	—	—	—	242
Issuance of common stock to employees under an ESPP	—	—	1,492	—	271	—	—	—	—	271
BALANCE, SEPTEMBER 30, 2019	200,000	$2	48,847,733	$488	$614,194	$227,286	$(14,119)	1,365,648	$(41,284)	$786,567

	Nine Months Ended September 30, 2019
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2018	200,000	$2	48,681,524	$487	$617,334	$129,552	$(16,234)	1,361,637	$(40,635)	$690,506
Net income	—	—	—	—	—	111,876	—	—	—	111,876
Other comprehensive income	—	—	—	—	—	—	2,115	—	—	2,115
Cash dividend	—	—	—	—	—	(14,142)	—	—	—	(14,142)
Issuance of common stock to employees	—	—	246,715	2	10,488	—	—	—	—	10,490
Shares withheld for employee taxes	—	—	(98,782)	(1)	(15,919)	—	—	—	—	(15,920)
Common shares repurchased	—	—	—	—	—	—	—	4,011	(649)	(649)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	12,424	—	1,426	—	—	—	—	1,426
Issuance of common stock to employees under an ESPP	—	—	5,852	—	865	—	—	—	—	865
BALANCE, SEPTEMBER 30, 2019	200,000	$2	48,847,733	$488	$614,194	$227,286	$(14,119)	1,365,648	$(41,284)	$786,567

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2018
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2018	200,000	$2	48,650,696	$487	$608,932	$92,346	$(10,451)	1,361,637	$(40,635)	$650,681
Net income	—	—	—	—	—	22,818	—	—	—	22,818
Other comprehensive income	—	—	—	—	—	—	457	—	—	457
Cash dividend	—	—	—	—	—	(2,827)	—	—	—	(2,827)
Issuance of common stock to employees	—	—	19,472	—	3,422	—	—	—	—	3,422
Shares withheld for employee taxes	—	—	(6,339)	—	(567)	—	—	—	—	(567)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	6,250	—	1,231	—	—	—	—	1,231
Issuance of common stock to employees under an ESPP	—	—	2,459	—	292	—	—	—	—	292
BALANCE, SEPTEMBER 30, 2018	200,000	$2	48,672,538	$487	$613,310	$112,337	$(9,994)	1,361,637	$(40,635)	$675,507

	Nine Months Ended September 30, 2018
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,894)	—	—	—	(17,894)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	81,232	(11,464)	1,357,863	(40,158)	641,160
Net income	—	—	—	—	—	39,591	—	—	—	39,591
Other comprehensive income	—	—	—	—	—	—	1,470	—	—	1,470
Cash dividend	—	—	—	—	—	(8,486)	—	—	—	(8,486)
Issuance of common stock to employees	—	—	270,451	3	9,454	—	—	—	—	9,457
Shares withheld for employee taxes	—	—	(107,920)	(1)	(11,597)	—	—	—	—	(11,598)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	25,982	—	3,534	—	—	—	—	3,534
Issuance of common stock to employees under an ESPP	—	—	7,991	—	856	—	—	—	—	856
BALANCE, SEPTEMBER 30, 2018	200,000	$2	48,672,538	$487	$613,310	$112,337	$(9,994)	1,361,637	$(40,635)	$675,507

The accompanying notes are an integral part of these Consolidated Financial Statements

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,876	$39,591
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(101,079)	(52,325)
Depreciation	8,958	6,094
Amortization of intangibles	16,469	16,479
Change in excess inventory reserve	4,155	1,045
Amortization of premium and discount on investments, net	(4,528)	(4,191)
Stock-based compensation to employees	10,697	9,697
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,126	3,234
Deferred income tax (benefit) expense	(2,633)	15,820
Retirement plan expense	4,379	3,378
Decrease (increase) in assets:
Accounts receivable	(22,645)	9,148
Inventory	8,074	(33,811)
Other current assets	(4,602)	(116)
Other assets	(10,259)	(37,769)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,827)	439
Other current liabilities	5,587	(34)
Deferred revenue	113,849	99,940
Other liabilities	149	18,337
Net cash provided by operating activities	137,746	94,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,317)	(20,925)
Purchases of intangibles	(401)	—
Purchases of investments	(648,006)	(500,985)
Proceeds from sale of investments	590,550	415,697
Net cash used in investing activities	(83,174)	(106,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	658	616
Repurchase of common stock	(649)	(477)
Payment of withholding taxes related to stock-based compensation to employees	(15,920)	(11,598)
Cash dividends paid	(14,142)	(8,486)
Net cash used in financing activities	(30,053)	(19,945)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,519	(31,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,022	132,840
CASH AND CASH EQUIVALENTS, END OF PERIOD	$235,541	$101,638
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$227	$274
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(168)	3,814

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

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited, Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis) and UDC Ventures LLC. UDC Ventures LLC was formed on March 1, 2019 as a corporate venture capital entity that will assist in funding companies that are developing innovative products and technologies that may be synergistic to those of the Company. All intercompany transactions and accounts have been eliminated.

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of revenue recognition including estimates of material unit sales and royalties, the useful life of acquired intangibles, lease liabilities, right-of-use assets, the use and recoverability of inventories, intangibles, investments and income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, and accounts payable approximate fair value in the accompanying Consolidated Financial Statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments, are carried at fair value.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing and research and development facilities. As discussed in Note 8, effective January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right of use asset and a lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is included in non-current other liabilities. As of September 30, 2019, the Company had no leases that qualified as financing arrangements.

Key estimates and judgments include how the Company determines the discount rate used to discount the unpaid lease payments to present value and the lease term. The Company monitors for events or changes in circumstances that could potentially require recognizing an impairment loss.

Minority Equity Investments

The Company accounts for minority equity investments in companies that are not accounted for under the equity method as equity securities without readily determinable fair values. The fair value of these securities is based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Under this method, the share of income or loss of such companies is not included in the Consolidated Statements of Income. The carrying value of these investments is included in Investments on the Consolidated Balance Sheets.

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

The Company records taxes billed to customers and remitted to various governmental entities on a gross basis in both revenues and cost of material sales in the Consolidated Statements of Income. The amounts of these pass through taxes reflected in revenues and cost of material sales were $65,000 and $120,000 for the three and nine months ended September 30, 2019, respectively, and $35,000 and $64,000 for the three and nine months ended September 30, 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which addresses the classification and recognition of lease assets and liabilities formerly classified as operating leases under generally accepted accounting principles. The guidance addresses certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company adopted the standard beginning January 1, 2019 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the Consolidated Financial Statements and have applied all practical expedients related to leases existing at the date of initial application including the exception for short-term leases. Adoption of the new standard resulted in an increase in operating lease right-of-use assets and operating lease liabilities of $8.3 million based on the present value of the future minimum rental payments for existing operating leases. The Company has no leases that qualify as financing arrangements. See Note 8 for additional information.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. Topic 326 changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the effect that adoption of ASU 2016-13 may have on its Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
September 30, 2019
Cash accounts in banking institutions	$72,536	$—	$—	$72,536
Money market accounts	11,230	—	—	11,230
U.S. Government bonds	151,748	27	—	151,775
	$235,514	$27	$—	$235,541
December 31, 2018
Cash accounts in banking institutions	$71,217	$—	$—	$71,217
Money market accounts	11,014	—	—	11,014
U.S. Government bonds	128,782	9	—	128,791
	$211,013	$9	$—	$211,022

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2019
Certificates of deposit	$800	$—	$—	$800
U.S. Government bonds	360,564	151	—	360,715
	$361,364	$151	$—	$361,515
December 31, 2018
Certificates of deposit	$500	$—	$(1)	$499
Corporate bonds	114,678	1	(19)	114,660
U.S. Government bonds	189,202	5	(43)	189,164
	$304,380	$6	$(63)	$304,323

Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. As of September 30, 2019, the Company had one minority investment with a carrying value of $5.0 million accounted for as an equity security without a readily determinable fair value.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of September 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$163,005	$163,005	$—	$—
Short-term investments	361,515	361,515	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 (in thousands):

		Fair Value Measurements, Using
	Total carrying value as of December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$139,805	$139,805	$—	$—
Short-term investments	304,323	304,323	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in other comprehensive income. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of September 30, 2019 or December 31, 2018.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$27,454	$31,203
Work-in-process	7,036	781
Finished goods	23,281	38,016
Inventory	$57,771	$70,000

The Company recorded an increase in inventory reserve of none and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $4.2 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$2,642	$1,006
Building and improvements	46,982	39,285
Office and lab equipment	64,536	55,333
Furniture, fixtures and computer related assets	7,391	6,941
Construction-in-progress	18,615	12,117
	140,166	114,682
Less: Accumulated depreciation	(53,900)	(44,943)
Property and equipment, net	$86,266	$69,739

Depreciation expense was $3.2 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $9.0 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, the Company purchased property in Ewing, New Jersey, adjacent to its headquarters, as part of its plan to expand operations. The new facilities added approximately 88,000 square feet at a cost of $8.2 million and will allow for the expansion of research and development activities, manufacturing logistics and other corporate functions.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

September 30, 2019
PD-LD, Inc.	$1,481
Motorola	15,909
BASF	95,989
Fujifilm	109,462
Other	401
223,242
Less: Accumulated amortization	(127,323)
Acquired technology, net	$95,919

Amortization expense related to acquired technology was $5.1 million for both three month periods ended September 30, 2019 and 2018, and $15.4 million for both nine month periods ended September 30, 2019 and 2018. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $5.1 million for the three months ended December 31, 2019, $20.6 million in each of the years ending December 31, 2020 through 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023 and $24.1 million in total thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At September 30, 2019, these other intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(2,912)	$7,608
Developed IP, processes and recipes	4,820	(1,028)	3,792
Trade name/Trademarks	1,500	(480)	1,020
Total identifiable intangible assets	$16,840	$(4,420)	$12,420

Amortization expense related to other intangible assets was $348,000 for both three month periods ended September 30, 2019 and 2018, and $1.0 million for both nine month periods ended September 30, 2019 and 2018. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $348,000 for the three months ended December 31, 2019, $1.4 million in each of the years ending December 31, 2020 through 2023, and $6.5 million in total thereafter.

8.	LEASES:

The Company has entered operating leases to facilitate the expansion of its manufacturing, research and development, and general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2019, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

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

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$456	$1,316
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,503	$9,776

As of September 30, 2019, current operating leases had remaining terms between 1 and 9 years with options to extend the lease terms and the Company had operating lease right-of-use assets of $8.8 million, current operating lease liabilities of $1.7 million and long-term operating lease liabilities of $7.1 million.

Operating lease cost was $1.7 million for the full year 2018.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2019
Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	5.5%

Undiscounted future minimum lease payments as of September 30, 2019, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2019 (1)	$517
2020	1,932
2021	1,252
2022	1,183
2023	1,044
Thereafter	4,829
Total lease payments	10,757
Less imputed interest	(1,969)
Present value of lease payments	$8,788

(1)	Scheduled maturities of lease liabilities represent the time-period of October 1, 2019 to December 31, 2019.

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of September 30, 2019, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $2.1 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through September 30, 2019, the Company incurred $2.3 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $2.8 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $8.8 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG Industries on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG Industries is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG Industries in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2019 or 2018.

The Company is also required to reimburse PPG Industries for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $580,000 and $203,000 for the three months ended September 30, 2019 and 2018, respectively, and $941,000 and $403,000 for the nine months ended September 30, 2019 and 2018, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG Industries, excluding amounts paid for commercial chemicals.

11.	SHAREHOLDERS’ EQUITY:

Common and Preferred Stock

The Company is authorized to issue 200,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of September 30, 2019, the Company had issued 48,847,733 shares of common stock, of which 47,482,085 were outstanding, and had issued 200,000 shares of preferred stock, all of which were outstanding. During the three months ended September 30, 2019 and 2018, the Company repurchased no shares of common stock. During the nine months ended September 30, 2019 and 2018, the Company repurchased 4,011 and 3,774 shares, respectively, of common stock, now held as treasury stock, for an aggregate purchase price of $649,000 and $477,000, respectively.

Scientific Advisory Board Awards

During the nine months ended September 30, 2019 and 2018, the Company granted a total of 1,960 and 2,456 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2018 and 2017, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

Dividends

During the three months ended September 30, 2019, the Company declared and paid cash dividends of $0.10 per common share, or $4.7 million, and during the nine months ended September 30, 2019, the Company declared and paid cash dividends of $0.30 per common share, or $14.1 million, on the Company’s outstanding common stock.

On October 29, 2019, the Company’s Board of Directors declared a fourth quarter dividend of $0.10 per common share to be paid on December 31, 2019 to all shareholders of record as of the close of business on December 13, 2019. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale debt securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the Consolidated Statements of Income
Balance December 31, 2018, net of tax	$10	$(16,198)	$(46)	$(16,234)
Other comprehensive gain before reclassification	178	—	34	212
Reclassification to net income (1)	—	1,903	—	1,903	Selling, general and administrative, research and development, and cost of sales
Change during period	178	1,903	34	2,115
Balance September 30, 2019, net of tax	$188	$(14,295)	$(12)	$(14,119)

	Unrealized gain (loss) on available-for-sale debt securities	Net unrealized gain (loss) on retirement plan (2)	Change in cumulative foreign currency translation adjustment	Total	Affected line items in the Consolidated Statements of Income
Balance December 31, 2017, net of tax	$(258)	$(11,169)	$(37)	$(11,464)
Other comprehensive gain (loss) before reclassification	214	—	(10)	204
Reclassification to net income (1)	—	1,266	—	1,266	Selling, general and administrative, research and development, and cost of sales
Change during period	214	1,266	(10)	1,470
Balance September 30, 2018, net of tax	$(44)	$(9,903)	$(47)	$(9,994)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.9 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.

13.	STOCK-BASED COMPENSATION:

The Company recognizes in the Consolidated Statements of Income the grant-date fair value of equity based awards, such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units and performance unit awards issued to employees and directors.

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

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2019, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2019, there were 2,328,225 shares that remained available to be granted under the Equity Compensation Plan.

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

During the nine months ended September 30, 2019, the Company granted 51,579 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $8.5 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2019 and 2018, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $2.2 million for both three month periods, research and development expense of $641,000 and $517,000, respectively, and cost of sales of $273,000 and $201,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $7.1 million and $5.7 million, respectively, research and development expense of $1.8 million and $1.5 million, respectively, and cost of sales of $769,000 and $548,000, respectively

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2019 and 2018, 7,416 and 6,339 shares, with aggregate fair values of $1.4 million and $566,000, respectively, were withheld in satisfaction of tax withholding obligations. For the nine months ended September 30, 2019 and 2018, 85,758 and 86,486 shares, with aggregate fair values of $14.0 million and $9.2 million, respectively, were withheld in satisfaction of tax withholding obligations.

For the three months ended September 30, 2019 and 2018, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, research and development expense of $54,000 and $165,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, research and development expense of $467,000 and $49,000, respectively.

Board of Directors Compensation

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2019 and 2018, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $187,000 and $1.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $659,000 and $3.2 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 7,256 and 18,750 shares, respectively, during the nine months ended September 30, 2019 and 2018.

Performance Unit Awards

During the nine months ended September 30, 2019, the Company granted 10,096 performance units, of which 5,050 are subject to a performance-based vesting and 5,046 are subject to a market-based vesting requirement and will vest over the terms described below. Total fair value of the performance unit awards granted was $2.0 million on the date of grant.

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

For the three months ended September 30, 2019 and 2018, the Company recorded selling, general and administrative expense of $289,000 and $352,000, respectively, research and development expense of $70,000 and $86,000, respectively, and cost of sales of $34,000 and $38,000, respectively, related to performance units. For the nine months ended September 30, 2019 and 2018, the Company recorded selling, general and administrative expense of $566,000 and $1.3 million, respectively, research and development expense of $138,000 and $319,000, respectively, and cost of sales of $64,000 and $138,000, respectively, related to performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2019 and 2018, 16,668 and 25,208 shares with an aggregate fair value of $2.6 million and $2.9 million, respectively, were withheld in satisfaction of tax withholding obligations.

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

During the nine months ended September 30, 2019 and 2018, the Company issued 5,852 and 7,991 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $658,000 and $616,000, respectively.

For the three months ended September 30, 2019 and 2018, the Company recorded charges of $19,000 and $31,000, respectively, to selling, general and administrative expense, $24,000 and $50,000, respectively, to research and development expense, and $16,000 and $31,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2019 and 2018, the Company recorded charges of $66,000 and $71,000, respectively, to selling, general and administrative expense, $88,000 and $105,000, respectively, to research and development expense, and $53,000 and $64,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. This change increased the liability for certain participants in the SERP. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental retirement benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2019, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$227	$326	$742	$976
Interest cost	403	261	1,209	785
Amortization of prior service cost	399	420	1,197	1,262
Amortization of loss	410	119	1,231	355
Total net periodic benefit cost	$1,439	$1,126	$4,379	$3,378

15.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG Industries to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2019 and December 31, 2018, the Company had purchase commitments for inventory of $23.6 million and $15.9 million, respectively.

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

Below is a summary of an active proceeding that has been commenced against an issued patent that is exclusively licensed to the Company. The Company does not believe that the confirmation, loss or modification of the Company’s rights in any individual claim or set of claims that are the subject of the following legal proceeding would have a material impact on the Company’s materials sales or licensing business or on the Company’s Consolidated Financial Statements, including its Consolidated Statements of Income, as a whole. However, as noted within the description, the following proceeding involves an issued patent that relates to the Company’s fundamental phosphorescent OLED technologies and the Company intends to vigorously defend against claims that, in the Company’s opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of the Company’s resources. In certain circumstances, when permitted, the Company may also utilize a proceeding to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention.

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

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Revenues for the Three Months Ended September 30,		% of Revenues for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2019	2018	2019	2018	September 30, 2019
A	56%	50%	45%	36%	$21,615
B	21%	19%	24%	35%	$9,820
C	12%	9%	17%	8%	$19,609
D	1%	10%	5%	9%	$444

Revenues from outside of North America represented approximately 97% and 96% of consolidated revenue for the three months ended September 30, 2019 and 2018, respectively, and 97% and 95% of consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2019	2018	2019	2018
South Korea	$70,042	$53,883	$190,303	$126,789
China	23,205	17,037	98,955	34,368
Japan	1,137	3,076	3,802	4,637
Other non-U.S. locations	539	457	1,718	2,078
Total non-U.S. locations	94,923	74,453	294,778	167,872
United States	2,592	3,097	8,670	9,399
Total revenue	$97,515	$77,550	$303,448	$177,271

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2019	December 31, 2018
United States	$79,437	$64,560
Other	6,829	5,179
Total long-lived assets	$86,266	$69,739

Substantially all chemical materials were purchased from one supplier. See Note 10.

17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 15.3% and 18.9% for the three months ended September 30, 2019 and 2018, respectively, and 15.8% and 15.0% for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $6.7 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively, and $21.1 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $693,000 and $29,000 for the three months ended September

30, 2019 and 2018, respectively, and $3.5 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, the Company released a deferred tax liability of $1.9 million due to the expiration of the statute of limitations for the 2015 Federal tax return.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-US Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, the Company has decided to immediately litigate the Korean withholding taxes paid or withheld on the 2018 and 2019 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of September 30, 2019 and December 31, 2018, the Company has recorded a long-term asset of $23.5 million and $13.6 million, respectively, representing the allocation of withholding to non-Korean patents.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and R&D credits of $20.7 million has been recorded on the September 30, 2019 and December 31, 2018 Consolidated Balance Sheets for this matter.

On October 30, 2018, the Korean National Tax Service (KNTS) concluded a tax audit with LG Display (LGD) that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. As a result, a petition has been filed with the Tax Tribunal. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of September 30, 2019 and December 31, 2018.

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

For the three months ended September 30, 2019 and 2018, the Company recorded 97% and 96% of its revenue from sales of materials and 3% and 4% from the providing of services through Adesis, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded 97% and 95% of its revenue from sales of materials and 3% and 5% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2019
Accounts receivable	$65,774
Short-term unbilled receivables	467
Long-term unbilled receivables	6,899
Short-term deferred revenue	91,188
Long-term deferred revenue	50,495

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheet. The deferred revenue balance at September 30, 2019 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of September 30, 2019, the Company had $11.3 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances during the period are as follows (in thousands):
	Nine Months Ended September 30, 2019
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	94,044
Increases due to cash received	—	(113,849)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	689
Unbilled receivables recognized	7,571	—
Transferred to receivables from unbilled receivables	(1,225)	—
Net change	6,346	(19,116)
Balance at September 30, 2019	$7,366	$(141,683)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$36,962	$22,818	$111,876	$39,591
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(260)	(242)	(922)	(481)
Adjusted net income	$36,702	$22,576	$110,954	$39,110
Denominator:
Weighted average common shares outstanding – Basic	46,980,439	46,869,998	46,947,109	46,841,036
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	249	754	1,142	1,682
Restricted stock awards and units and performance units	33,231	43,801	35,650	51,050
Weighted average common shares outstanding – Diluted	47,013,919	46,914,553	46,983,901	46,893,768
Net income per common share:
Basic	$0.78	$0.48	$2.36	$0.83
Diluted	$0.78	$0.48	$2.36	$0.83

For the three months ended September 30, 2019 and 2018, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none and 5,464, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2019 and 2018, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none and 4,143, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. The impact of shares to be issued under the ESPP, which was not significant, was excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2019, Adesis employed a team of 91 research scientists, chemists, engineers, and laboratory technicians. Prior to our acquisition in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries providing contract research services to those third party customers. Contract research services revenue is earned by performing organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

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

We anticipate fluctuations in our annual and quarterly results of operations due to uncertainty regarding, among other factors:

•	the timing, cost and volume of sales of our OLED materials;
•	the timing of our receipt of license fees and royalties, as well as fees for future technology development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development and patent-related activities; and
•	the timing and financial consequences of our formation of new business relationships and alliances.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
REVENUE	$97,515	$77,550	$19,965
COST OF SALES	17,286	16,123	1,163
Gross margin	80,229	61,427	18,802
OPERATING EXPENSES:
Research and development	16,787	13,616	3,171
Selling, general and administrative	12,623	12,120	503
Amortization of acquired technology and other intangible assets	5,493	5,493	—
Patent costs	1,659	1,937	(278)
Royalty and license expense	2,837	2,229	608
Total operating expenses	39,399	35,395	4,004
OPERATING INCOME	40,830	26,032	14,798
Interest income, net	2,748	2,118	630
Other income (expense), net	53	(7)	60
Interest and other income, net	2,801	2,111	690
INCOME BEFORE INCOME TAXES	43,631	28,143	15,488
INCOME TAX EXPENSE	(6,669)	(5,325)	(1,344)
NET INCOME	$36,962	$22,818	$14,144

Revenue

During the three months ended September 30, 2019, we recognized revenue of $97.5 million, an increase of $19.9 million from $77.6 million in the three months ended September 30, 2018. The increase in revenue was due to higher material sales as a result of stronger demand in the OLED display market.

Revenue derived from OLED sales comprised 97% of total revenue for the three months ended September 30, 2019 as compared to 96% for the three months ended September 30, 2018. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the three months ended September 30, 2019 increased by $1.2 million as compared to the three months ended September 30, 2018, primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended September 30, 2018, was an increase in inventory reserve of $1.0 million due to excess inventory levels in certain products. There was no increase in inventory reserve for the three months ended September 30, 2019. As a result of the increase in material sales, gross margin for the three months ended September 30, 2019 increased by $18.8 million as compared to the three months ended September 30, 2018, with gross margin as a percentage of revenue increasing to 82% from 79%.

Research and development

Research and development expenses increased to $16.8 million for the three months ended September 30, 2019, as compared to $13.6 million for the three months ended September 30, 2018. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $12.6 million for the three months ended September 30, 2019, as compared to $12.1 million for the three months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three-month periods ended September 30, 2019 and 2018.

Patent costs

Patent costs decreased to $1.7 million for the three months ended September 30, 2019, as compared to $1.9 million for the three months ended September 30, 2018.

Royalty and license expense

Royalty and license expense increased to $2.8 million for the three months ended September 30, 2019, as compared to $2.2 million for the three months ended September 30, 2018. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from an increase in qualifying material sales. See Note 9 to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $2.7 million for the three months ended September 30, 2019, as compared to $2.1 million for the three months ended September 30, 2018. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the current quarter over amounts held in the comparable period in 2018. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $53,000 for the three months ended September 30, 2019 as compared to other expense, net of $7,000 for the three months ended September 30, 2018.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 15.3% and 18.9% for the three months ended September 30, 2019 and 2018, respectively, and we recorded income tax expense of $6.7 million and $5.3 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09. For the three months ended September 30, 2019, without the $693,000 benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 16.9% and $7.4 million, respectively, and for the three months ended September 30, 2018, without the $29,000 benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.0% and $5.4 million, respectively.

During the three months ended September 30, 2019, the Company released a deferred tax liability of $1.9 million due to the expiration of the statute of limitations for the 2015 Federal tax return. Without the release of the deferred tax liability, the effective income tax rate and income tax expense would have been 19.6% and $8.6 million, respectively for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
REVENUE	$303,448	$177,271	$126,177
COST OF SALES	57,172	35,216	21,956
Gross margin	246,276	142,055	104,221
OPERATING EXPENSES:
Research and development	51,449	38,922	12,527
Selling, general and administrative	40,531	34,473	6,058
Amortization of acquired technology and other intangible assets	16,469	16,479	(10)
Patent costs	5,145	5,691	(546)
Royalty and license expense	8,828	5,028	3,800
Total operating expenses	122,422	100,593	21,829
OPERATING INCOME	123,854	41,462	82,392
Interest income, net	8,336	5,155	3,181
Other income (expense), net	740	(66)	806
Interest and other income, net	9,076	5,089	3,987
INCOME BEFORE INCOME TAXES	132,930	46,551	86,379
INCOME TAX EXPENSE	(21,054)	(6,960)	(14,094)
NET INCOME	$111,876	$39,591	$72,285

Revenue

During the nine months ended September 30, 2019, we recognized revenue of $303.4 million, an increase of $126.1 million from $177.3 million in the nine months ended September 30, 2018. The increase in revenue was due to higher material sales as a result of stronger demand in the OLED display market.

Revenue derived from OLED sales comprised 97% of total revenue for the nine months ended September 30, 2019 as compared to 95% for the nine months ended September 30, 2018. The remaining portion of our revenue was derived from contract research services. Contract research services include revenue earned by our subsidiary, Adesis, which performs organic and organometallic synthetics research, development and commercialization on a contractual basis for our customers.

Cost of sales

Cost of sales for the nine months ended September 30, 2019 increased by $22.0 million as compared to the nine months ended September 30, 2018, primarily due to an increase in the level of material sales. Included in the cost of sales for the nine months ended September 30, 2019 and 2018, was an increase in inventory reserve of $4.2 million and $1.0 million, respectively, due to excess inventory levels in certain products. As a result of the increase in material sales, gross margin for the nine months ended September 30, 2019 increased by $104.2 million as compared to the nine months ended September 30, 2018, with gross margin as a percentage of revenue increasing to 81% from 80%.

Research and development

Research and development expenses increased to $51.4 million for the nine months ended September 30, 2019, as compared to $38.9 million for the nine months ended September 30, 2018. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $40.5 million for the nine months ended September 30, 2019, as compared to $34.5 million for the nine months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $16.5 million for both of the nine-month periods ended September 30, 2019 and 2018.

Patent costs

Patent costs decreased to $5.1 million for the nine months ended September 30, 2019, as compared to $5.7 million for the nine months ended September 30, 2018.

Royalty and license expense

Royalty and license expense increased to $8.8 million for the nine months ended September 30, 2019, as compared to $5.0 million for the nine months ended September 30, 2018. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from an increase in qualifying material sales. See Note 9 to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $8.3 million for the nine months ended September 30, 2019, as compared to $5.2 million for the nine months ended September 30, 2018. The increase in interest income, net was primarily due to the increase in available-for-sale investments held in the current year over amounts held in the comparable period in 2018. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $740,000 for the nine months ended September 30, 2019 as compared to other expense, net of $66,000 for the nine months ended September 30, 2018.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 15.8% and 15.0% for the nine months ended September 30, 2019 and 2018, respectively, and we recorded income tax expense of $21.1 million and $7.0 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09. For the nine months ended September 30, 2019, without the $3.5 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 18.5% and $24.6 million, respectively, and for the nine months ended September 30, 2018, without the $1.8 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 18.8% and $8.8 million, respectively

During the nine months ended September 30, 2019, the Company released a deferred tax liability of $1.9 million due to the expiration of the statute of limitations for the 2015 Federal tax return. Without the release of the deferred tax liability, the effective income tax rate and income tax expense would have been 17.2% and $23.0 million, respectively for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2019, we had cash and cash equivalents of $235.5 million and short-term investments of $361.5 million, for a total of $597.0 million. This compares to cash and cash equivalents of $211.0 million and short-term investments of $304.3, for a total of $515.3 million, as of December 31, 2018.

Cash provided by operating activities for the nine months ended September 30, 2019 was $137.7 million resulting from $111.9 million of net income and $88.3 million due to changes in our operating assets and liabilities, partially offset by a $62.5 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $113.8 million, a reduction of inventory of $8.1 million and an increase in other liabilities of $5.7 million, partially offset by an increase in accounts receivable of $22.6 million, an increase in other assets of $14.9 million, and a reduction of accounts payable and accrued expenses of $1.8 million.

Cash provided by operating activities for the nine months ended September 30, 2018 was $95.0 million resulting from $39.6 million of net income and $56.1 million due to changes in our operating assets and liabilities. This increase was partially offset by a $769,000 decrease due to non-cash items including amortization of deferred revenue, amortization of intangibles and deferred income taxes. Changes in our operating assets and liabilities related to an increase in deferred revenue of $99.9 million, an increase in other liabilities of $18.3 million, a decrease in accounts receivable of $9.2 million, and an increase in accounts payable and accrued expenses of $439,000, partially offset by an increase in other assets of $37.9 million and an increase in inventory of $33.8 million.

Cash used in investing activities was $83.2 million for the nine months ended September 30, 2019, as compared to $106.2 million for the nine months ended September 30, 2018. The decrease in cash used in investing activities of $23.0 million was primarily due to the timing of maturities and purchases of investments resulting in net purchases of $57.5 million for the nine months ended September 30, 2019, as compared to $85.3 million for the nine months ended September 30, 2018, partially offset by an increase in purchases of intangibles and property, plant and equipment of $4.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in property, plant and equipment purchases during 2019 was primarily due to the purchase of additional property in Ewing, New Jersey as part of our plan to expand operations.

Cash used in financing activities was $30.1 million for the nine months ended September 30, 2019, as compared to $19.9 million for the nine months ended September 30, 2018. The increase in cash used in financing activities of $10.2 million was due to an increase in the cash payment of dividends in the current year of $5.7 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $4.3 million and an increase in the repurchase of common stock of $172,000, partially offset by an increase in proceeds from the issuance of common stock of $42,000.

Working capital was $582.6 million as of September 30, 2019, compared to $501.7 million as of December 31, 2018. The increase in working capital was primarily due to an increase in short-term investments, cash and cash equivalents and accounts receivable, partially offset by a decrease in inventory and an increase in deferred revenue.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from our estimates under other assumptions and conditions.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of a certain active proceeding that has been commenced against an issued patent that is exclusively licensed to us. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claims that are the subject of the following legal proceeding would have a material impact on our materials sales or licensing business or on our Consolidated Financial Statements, including our Consolidated Statements of Income, as a whole. However, as noted within the description, the following proceeding involves an issued patent that relates to our fundamental phosphorescent OLED technologies and we intend to vigorously defend against claims that, in our opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of our resources. In certain circumstances, when permitted, we may also utilize a proceeding to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention.

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

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely utilized in the marketplace.

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

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: October 30, 2019	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary