Form 10-K
period 2019-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2020-02-20
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer Non-accelerated filer	☒ ☐	Accelerated filer Smaller reporting company	☐ ☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 28, 2019, was $7,951,407,550.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 18, 2020, the registrant had outstanding 47,187,793 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2020, are incorporated by reference into Part III of this report.

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

•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;
•	our ability to protect our patented and non-patented intellectual property;
•	our exposure to and ability to defend third-party claims and challenges to our existing and future intellectual property rights;
•	our ability to maintain our competitive position following the expiration of our fundamental phosphorescent organic light-emitting diode (PHOLED) patents;
•	our ability to form and continue strategic relationships with manufacturers of OLED products;
•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;
•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;
•	our ability to offer and our customers’ willingness to continue to purchase our materials in the event of substantial increases in tariffs or restrictions resulting from international trade disputes;
•

our customers' development and use of more efficient manufacturing processes and material processing protocols that result in the more efficient utilization of our materials, and therefore reduce their requirements for our materials;

•	the comparative advantages and disadvantages of our OLED technologies and materials versus competing technologies and materials currently in the market;
•	the nature and potential advantages of any competing technologies that may be developed in the future;
•	the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;
•	our ability to acquire and supply OLED materials at cost competitive pricing;
•	our ability to compete against third parties with resources greater than ours;
•	our ability to respond to and address malicious cybersecurity and IT infrastructure attacks;
•	our quarterly cash dividend policy;
•	our future OLED technology licensing and OLED material revenues and results of operations, including supply and demand for our OLED materials; and
•	general economic and market conditions, including impacts resulting from pandemic outbreaks and regional geopolitical hostilities.

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

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR), portable media device and automotive markets. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership, our current intellectual property position, and our more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable us to continue to share in the revenues from OLED displays and OLED lighting products as they gain wider acceptance.

Our primary business strategy is to (1) develop new OLED materials and sell existing and any new materials to product manufacturers of products for display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers, and automotive applications, and specialty and general lighting products; and (2) further develop and license our proprietary OLED technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 5,000 patents issued and pending worldwide.

We manufacture and sell our proprietary OLED materials to customers for evaluation and use in commercial OLED products. We also enter into agreements with manufacturers of OLED display and lighting products under which we grant them licenses to practice under our patents and to use our proprietary know-how. At the same time, we work with these and other companies that are evaluating our OLED technologies and materials for possible use in commercial OLED display and lighting products.

Market Overview

The Display Panel Market

Thin, energy-efficient display panels that can be manufactured on glass or flexible substrates are essential for a wide variety of portable consumer electronics products, such as mobile phones, AR/VR headsets, digital cameras, wearables, tablets and notebook computers. Due to their narrow profile and light weight, flat panel displays are the display of choice for larger product applications, such as computer monitors and televisions.

Liquid crystal displays, or LCDs, continue to dominate the flat panel display market. However, we believe that OLED displays are an attractive alternative to LCDs, and OLED displays are gaining market share, because they offer a number of potential advantages, including:

•	higher power efficiencies, thereby reducing energy consumption;
•	a thinner profile and lighter weight;
•	higher contrast ratios, leading to sharper picture images and graphics;
•	wider viewing angles;
•	deposition on non-rigid substrates which enable conformable and flexible displays;
•	faster response times for video and gaming; and
•	lower cost manufacturing methods and materials.

Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in a wide variety of electronic devices, such as smartphones, wearables and tablets. Manufacturers are increasingly commercializing large-area OLED displays for use in televisions. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

Organic materials make technically possible the development of flexible displays for use in an entirely new array of product applications. Such applications include display devices that fold in use, such as the Samsung Galaxy Fold released in 2019, or conform to various shapes for wearable, rollable, industrial and ruggedized applications. In addition, due to the inherent transparency of the organic materials and transparent electrode technologies, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays.

The Solid-State Lighting Market

Traditional incandescent light bulbs are inefficient because they convert only about 5% of the energy they consume into visible light, with the rest emerging as heat. Fluorescent lamps use excited gases, or plasmas, to achieve a higher energy conversion efficiency of about 20%. However, the color rendering index of most fluorescent lamps – in other words, the quality of their color compared to an ideal light source – is inferior to that of an incandescent bulb. Fluorescent lamps also pose environmental concerns because they typically contain mercury.

Solid-state lighting relies on the direct conversion of electricity to visible light using semiconductor materials. By avoiding the heat and plasma-producing processes of incandescent bulbs and fluorescent lamps, respectively, solid-state lighting products can have substantially higher energy conversion efficiencies.

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, LEDs are already employed in a variety of lighting products, such as traffic lights, digital signage and billboards, replacements for incandescent lighting, backlights for smartphones, computer monitors and televisions, and as border or accent lighting. However, the high operating temperatures and intense brightness of LEDs may make them less desirable for many general illumination and diffuse lighting applications.

OLEDs, on the other hand, are larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. OLEDs can be fabricated onto any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working on and have introduced limited product applications of OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by incandescent bulbs and fluorescent lamps, as well as for new applications that take advantage of the OLED form factor. In particular, the ability of OLED technology to produce uniform illumination over arbitrary shapes is making OLED lighting very attractive to the automobile industry as well as the digital signage industry.

Our Competitive Strengths

We believe that we currently are one of the leading technology developers in the OLED industry because we were the first company to develop and commercialize PHOLED emitter technology. Our experienced management and research teams have built an extensive intellectual property portfolio around our OLED technologies and materials, particularly with regard to PHOLED emitter materials, which we continually seek to enhance and grow. We work diligently, through the delivery of high-quality commercial products, superior technical support and customer service, to enable our industry-leading customers, which primarily are large display manufacturers, to adopt our OLED technologies and materials through implementation of long-term commercial material supply and patent and know-how license agreements. Our key competitive strengths include:

Technology Leadership

We are a recognized technology leader in the OLED industry. We, along with world-class academic partners Princeton University (Princeton), the University of Southern California (USC), and the University of Michigan (Michigan), pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times more efficient than fluorescent OLEDs and significantly more efficient than current LCDs, which are illuminated using backlights. We believe that our PHOLED technologies and materials will continue to be well-suited for industry usage in the commercial production of OLED displays and lighting products.

Through our internal, innovative research, which has produced the majority of our most critical commercial technologies,  our relationships with supplier companies, such as PPG Industries, Inc. (PPG), and our existing and new academic partners, we believe that we can continue to advance the technology we have already developed and commercialized, and that we will continue to discover and develop other important OLED technologies, as well as novel OLED materials, that will facilitate further adoption of our various OLED technologies by product manufacturers. To this end, we have completed construction of one, and are nearing completion of a second, state-of-the-art laboratory, or Application Center, near our larger customers in the Asia-Pacific region. We believe these Application Centers will provide us and our customers with the ability to more quickly evaluate, develop and bring to market our newest OLED materials and technologies. We also are committing significant resources to explore the use of next-generation emissive layer technologies and dry printing technologies such as organic vapor jet printing (OVJP).

Broad Portfolio of Intellectual Property

Generally, each of our commercial offerings is protected by multiple patents which can help us either to prevent or combat the introduction of counterfeit and/or knock-off products that could potentially impact the market demand for our OLED materials and technologies. Our strong patent and non-patented know-how portfolios in the areas of PHOLED emitter materials, complementary PHOLED materials, OLED device designs, and OLED manufacturing technologies are reflective of our continued commitment to innovate and invest. We believe that our extensive portfolio of patents and non-patented know-how provides us with a competitive advantage in the OLED industry.

Through our internal development efforts, acquisitions, and long-standing relationships with academic partners, research institutions and product manufacturers, we own, exclusively license or have the sole right to sublicense more than 5,000 patents issued and pending worldwide. We continue to enhance and grow our OLED technology and materials patent portfolio organically through internal research and development, partnering with third parties, and by acquisition. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

Leading Supplier of UniversalPHOLED® Emitter Materials and Related Technology Licensing

We are the leading supplier of PHOLED emitter materials to OLED device manufacturers. The emitter material, which is designed to efficiently convert electrical energy to a desired wavelength of light, is the key component in an OLED device. Our manufacturing partner of over 20 years, PPG, continues to manufacture our materials for us, using proprietary manufacturing processes and know-how, which materials we then qualify to our exacting product specifications and resell on a just-in-time basis to OLED device manufacturers. We record revenues based on our sales of these materials to OLED device manufacturers. Our commercial supply agreements typically require our customers to purchase minimum quantities of our materials, which purchases can be in the form of absolute annual minimum purchase obligations or as a minimum percentage of their purchase requirements, or a combination of both.

Our commercial supply arrangements allow us to maintain close technical and business relationships with these OLED device manufacturers purchasing our proprietary materials, and thereby further supports our technology licensing business. We do not directly manufacture or sell OLED display or lighting products. Instead, we enter into non-exclusive licensing arrangements with OLED device manufacturers, many of which also purchase our materials, that pay us fixed license fees and/or running royalties based on their sales of licensed commercial products using our proprietary technology and patents. We believe this business model allows us to concentrate on our core strengths of technology development and innovation, while at the same time provides significant operating leverage. We also believe that this approach may reduce potential competitive conflicts with our customers.

Long-Standing Customer Relationships

We have long-standing customer relationships with OLED device manufacturers that are using, or are evaluating for use, our OLED materials in commercial OLED products. We have more than 20 years of experience in working closely with OLED device manufacturers and have provided support to them in their commercialization of OLED technology by delivering customer-specific solutions for red, green, and yellow emitter materials, or dopants.

We have a proven track record of delivering consistent, high-quality OLED material to our customers. We provide just-in-time supply to our customers and serve as a sole source to them for many of our critical materials. We believe that our unparalleled manufacturing partners, namely PPG, our well-established supply chain, our multi-tier quality testing, and our product assurance protocols make us a preferred partner for our customers and for any large-scale OLED display manufacturer that wants to deliver to high-quality international end-customers.

In 2019, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox), Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT), Shenzhen Royale Display Technologies Co. Ltd., Japan Display, Inc., Sharp Corporation, and AU Optronics Corporation (AU Optronics). Other licensed customers of our technology in 2019 included Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

Complementary UniversalPHOLED® Host Material Business

In addition to our proprietary UniversalPHOLED® emitter materials, we continue to develop, supply and offer for sale certain of our proprietary phosphorescent host materials to OLED device manufacturers. In addition, we have entered into a number of host material strategic partnerships through development agreements with OLED material partners that are focused on combining our proprietary PHOLED emitters with hosts and other OLED materials of these companies in order to optimize the performance of our emitters in our customers’ newest product designs. We do not believe that revenue from our host development and third-party collaboration agreements will be significant compared with our emitter business. However, we believe that development and collaborative relationships such as these are important for ensuring the continued success of the OLED industry and the broader adoption of our PHOLED and other OLED technologies in the marketplace.

Experienced Management and Scientific Advisory Team

Our management team has significant experience in developing business models focused on licensing disruptive technologies in high growth industries. The team has strong relationships with, and deep understandings of, our customers and their needs, the commercial marketplace and the OLED industry on the whole. We believe our management team’s experience and long-standing relationships are important to maintaining good and accommodating working relationships with our customers, particularly when we are confronted with challenging technical, regulatory and trade issues given our international reach. In addition, we employ and contract with some of the leading researchers in the industry, and we maintain a long-standing Scientific Advisory Board that includes industry pioneers, namely Professor Stephen R. Forrest of Michigan (formerly of Princeton) and Professor Mark E. Thompson of USC.

Our Business Strategy

Our current business strategy is to continue to promote and expand our portfolio of OLED technologies and materials for widespread use in OLED displays and lighting products. We generate revenues primarily by selling our proprietary OLED materials and licensing our OLED technologies to display and lighting product manufacturers. We are presently focused on the following steps to implement our business strategy:

Expand Our Collaborative Relationships with Leading Product Manufacturers and Developers

We collaborate and partner with leading manufacturers of displays and lighting products who are commercial licensees of our OLED technologies and purchasers of our OLED materials. We also supply our proprietary OLED materials to manufacturers and developers of OLED displays and lighting products for evaluation and for use in product development and for pre-commercial activities, and we provide technical assistance and support to these manufacturers and developers to foster ongoing relationships and new commercial agreements. We concentrate on working closely with OLED device manufacturers and developers because we believe that the successful incorporation of our technologies and materials into commercial products is critical to their widespread adoption.

Enhance Our Existing Portfolio of PHOLED Technologies and Materials

We believe that a strong portfolio of proprietary OLED technologies and materials for both displays and lighting products is critical to our continued success, particularly as the utilization of PHOLED technologies and materials expands in the marketplace. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with existing and new academic and other research partners, and other strategic opportunities, such as funding early-stage startup companies whose technology may be synergistic to ours. Since the acquisition of the early fundamental research developed by our initial academic partners, Princeton and USC, in the late 1990’s, one of our primary goals has been and continues to be the development of new and improved PHOLED technologies and materials with increased efficiencies, enhanced color gamut and extended lifetimes, which are compatible with different manufacturing methods, so that they can be used by various manufacturers in a broad array of OLED display and lighting products.

Develop Next-Generation Organic Technologies

We continue to conduct research and development activities relating to next-generation OLED technologies for both displays and lighting products, including next generation emissive layer technologies and dry printing technologies such as OVJP, which we discuss in more detail below. We also are funding research by existing and new academic partners and research institutions on the use of organic thin-film technology in other applications. Our focus on next-generation technologies is designed to enable us to maintain our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

Business and Geographic Markets

We derive revenue from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;
•	intellectual property and technology licensing;
•	technology development and support, including third-party collaboration efforts and providing support to third parties for commercialization of their OLED products; and
•	contract research services in the areas of chemical materials synthesis research, development and commercialization for non-OLED applications.

Most manufacturers of displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan, China and Hong Kong, as well as a representative office in Taiwan. We also have recently completed or are near completion of the construction of new Application Centers in Hong Kong and Seoul, Korea, which we believe will allow our Asia-based display manufacturers to evaluate more quickly and incorporate our technology into their designs. Our wholly-owned subsidiary formed under the laws of the Republic of Ireland, UDC Ireland Ltd. (UDC Ireland), is responsible for all material sales worldwide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

In 2019, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, each of which had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

We generally enter into long-term agreements with our customers, which may include (1) a commercial supply agreement for the purchase of specific OLED materials, and (2) patent and know-how license agreements that relate to the manufacture of display and lighting devices. Generally, our commercial material supply agreements provide for multi-year purchase commitments, typically on a price per gram basis, which entitle our customers to certain discounts, technical support on the use of our OLED materials in mass production facilities, and access to certain future OLED materials.  In order to secure preferential pricing and technology access, a customer typically agrees to certain minimum purchase obligations which can be in the form of absolute annual minimum purchase obligations or a percentage of their purchase requirements, or a combination of both. If a customer does not meet its minimum purchase obligations, generally we would have the right to review pricing for future material sales and impose other financial penalties.

Our patent and know-how license agreements generally are made available to our customers for the manufacture of OLED devices. In addition, we also may license to certain material company partners the right to manufacture certain OLED materials that are complementary to our phosphorescent emitter materials. These licenses have included licenses to make host products and certain other non-phosphorescent materials. We believe it is in our, and our customers’ best interests to facilitate the development of materials that are complementary to our offerings and which assist our customers to produce more efficient and manufacturable devices with our materials. These collaboration efforts are likely to generate additional licensing fees for us under our license agreements. Although our customers generally pay us fixed license fees and/or running royalties for OLED licensed products that they manufacture, our material partner licensees generally pay us a portion of their sales for materials that are developed under material collaboration agreements and subsequently commercialized. To date, these material collaboration arrangements have not generated significant revenues for us.

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

Our current materials business, conducted outside the United States by UDC Ireland, is focused primarily on the delivery of such emissive materials. We have also developed host materials for the emissive layer and began selling them commercially in 2011. In addition to our materials, which are generally protected by patents covering various molecular structures, we also have fundamental and important patents that cover various aspects of the OLED device, device architectures, use of materials in devices and OLED manufacturing processes. These patents are important to our licensing business because they enable us to provide our business partners important OLED related technologies.

Our PHOLED Technologies

PHOLED technologies utilize specialized materials and device structures that allow OLEDs to emit light through a process known as phosphorescence. Traditional fluorescent OLEDs emit light through an inherently less efficient process. Theory and experiment show that PHOLEDs exhibit device efficiencies up to four times higher than those exhibited by fluorescent OLEDs. Phosphorescence substantially reduces the power requirements of an OLED and is useful in displays for hand-held devices, such as smartphones, where battery power is often a limiting factor.

Phosphorescence is also important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency.

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2019, we continued our commercial supply relationships with companies such as BOE, LG Display, SDC, Tianma, and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our intellectual property, research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including, but not limited to, the following:

FOLED ™ Flexible OLEDs

We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most other flat panel displays are built on rigid glass substrates. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Many OLED smartphone displays are built on plastic substrates including those produced by SDC. One of our customers, LG Display, demonstrated several different rollable FOLED displays at the 2020 CES (Consumer Electronics Show) in Las Vegas, NV.  The commercial introduction of such FOLED product offerings demonstrates the viability of new display product applications that do not predominantly exist commercially today, such as portable, roll-up communications devices, as well as enhance the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods in the future. Our internal research and development efforts are expected to enhance and promote the future adoption of consumer and industrial FOLED devices.

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In 2019, we installed a new red-green-blue OVJP pilot tool at our Ewing, New

Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

Thin-Film Encapsulation

We have developed proprietary, patented encapsulation technology for the packaging of flexible OLEDs and other thin-film devices, as well as for use as a barrier film for plastic substrates. Addressing a major roadblock to the successful commercialization of flexible OLEDs, our hybrid, multi-layer approach provides barrier performance useful for OLEDs using a potentially cost-effective process. In addition to potentially accelerating the commercial viability of flexible OLEDs, our thin-film encapsulation technology has the potential to provide benefits for a variety of other flexible thin-film devices, including photovoltaics and thin-film batteries.

UniversalP2OLED® Printable Phosphorescent OLEDs

The standard approach for manufacturing a small molecule OLED, including a PHOLED, is based on a vacuum thermal evaporation, or VTE, process. With a VTE process, the thin layers of organic material in an OLED are deposited in a high-vacuum environment. An alternate approach for patterning a small molecule OLED involves solution processing of the various organic materials in an OLED using techniques such as spin coating or inkjet printing onto the substrate. Solution-processing methods, and inkjet printing in particular, have the potential to be scalable to large-area displays.

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

Relationships with OLED Display Manufacturers

We license our OLED technologies and patents to display manufacturers for use in commercial products and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes. We have been collaborating with some of these display manufacturers for nearly 20 years.

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

The 2011 license and purchase agreements with SDC expired on December 31, 2017, and on February 13, 2018, we entered into new patent license and supplemental purchase agreements, both with an effective date of January 1, 2018. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2022 with an additional two-year extension option. Under these agreements, we are being paid a license fee, payable in quarterly installments over the agreement term of five years. These agreements convey to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. The 2018 supplemental purchase agreement provides for certain minimum annual purchase obligations of phosphorescent emitter material from us for use in the manufacture of licensed products. SDC is currently the largest manufacturer of AMOLED displays for smartphones and other personal electronic devices and produces displays for a number of different smartphone and electronic device manufacturers.

We have been working with LG Display and its affiliates for over 15 years. In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. We generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials.

LG Display is currently the largest manufacturer of AMOLED displays for large-area televisions and produces display panels for a number of different television manufacturers.

In 2016, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma. Under the license agreement, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products.

In 2017, we entered into long-term, multi-year agreements with BOE. Under these agreements, we have granted BOE non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to BOE for use in its licensed products.

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox. Under the license agreement, we have granted Visionox non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we supply phosphorescent OLED materials to Visionox for use in its licensed products.

In 2019, we entered into an evaluation and commercial supply relationship with CSOT. We have been collaborating with CSOT in the area of OLED display product design and manufacture and expect to continue to do so.

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

We continue to supply LG Display with materials in connection with the OLED lighting business it acquired from LG Chem, Ltd. (LG Chem). This lighting business continues to generate commercial chemical sales and license fee revenues under a limited-term commercial sales agreement we signed with LG Chem prior to its acquisition.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. These materials are produced in batch quantities by PPG to our exacting product specifications using our manufacturing process and know-how. We qualify each batch of emitters at our device qualification facilities to ensure that they meet required specifications, and we store qualified product inventory for delivery to our customers. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2018, our OLED materials business received recertification in accordance with ISO 9001:2015 Quality Management Systems. In 2018, UDC’s Ewing, NJ facility also received certification in accordance with ISO 14001:2015 Environmental Management Systems.

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which continues through December 31, 2020 and is automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2019. Most of these relationships are focused on combining our proprietary PHOLED emitters with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitter products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our emitter and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development primarily internally and also through various relationships with commercial business partners, academic partners, and research institutions. We also have formed a venture capital company, UDC Ventures LLC, to invest in companies that we believe are developing synergistic or complementary technologies to ours.

Internal Development Efforts

Ewing, New Jersey Facility

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

Our Ewing facility houses multiple OLED deposition systems, including a full-color flexible OLED system and an OVJP system. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. Our facility also includes state-of-the-art synthetic and analytical chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.

Application Centers

In addition to our laboratory facilities in Ewing, New Jersey, in 2019 we completed the construction of a new, leased, Application Center in Hong Kong, and we currently are in the process of constructing a new, leased, Application Center in Seoul, Korea. We believe these centers, which include state-of-the-art OLED laboratories, will better assist our Asia-based customers in their timely evaluation and adoption of our proprietary PHOLED materials, know-how and technologies in their respective PHOLED designs.

Our Contract Research Organization Business: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis). Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware and another, leased, 7,000 square foot facility in Wilmington, Delaware. As of December 31, 2019, Adesis employed a team of 94 research scientists, chemists, engineers and laboratory technicians.

Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. Although we expect to continue to utilize the majority of its technology research capacity for the benefit of our OLED technology development, Adesis is expected to continue operating as a CRO in the above-mentioned industries.

University-Sponsored Research

Princeton, USC and Michigan

We have long-standing relationships with Princeton and USC, dating back to 1994, for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research, which generated many of the original fundamental PHOLED concepts and underlying patents that we commercialized, had been performed at Princeton under the direction of Professor Forrest and at USC under the direction of Professor Thompson. In 2006, Professor Forrest transferred to Michigan, where we continue to fund his research.

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

Effective May 1, 2017, we amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of December 31, 2019, in connection with this amendment, we are obligated to reimburse the universities up to $1.8 million for work to be performed during the remaining extended term, which expires April 30, 2020.

Other Academic Relationships

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

As the utilization of PHOLED technology expands, we intend to further engage key researchers at other universities and research institutions to help identify additional fundamental technologies that could benefit PHOLED technology implementation.

U.S. Government-Funded Research

In the past, we have entered into U.S. government contracts and subcontracts to fund a portion of our efforts to develop next-generation OLED technologies concentrated primarily in the area of solid-state lighting. On contracts for which we were the prime contractor, we subcontracted portions of the work to various entities and institutions. All of the U.S. government contracts and subcontracts that we have entered into were subject to termination at the election of the contracting governmental agency. We do not believe that any of these U.S. governmental contracts and subcontracts, or any inventions developed to date under these contracts and subcontracts, are material to our business.

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes more than 5,000 U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with third parties, have resulted in our filing of a substantial number of patent applications relating to our OLED technologies and materials. These patents that we own represent, among other things, innovations beyond the original fundamental PHOLED conceptual patents that we license from Princeton, USC and Michigan, described below. Although many of these licensed fundamental conceptual patents have expired or will do so soon, our internal research efforts include essential innovations that have generated commercially viable implementations of the original PHOLED concepts and patents.

As of December 31, 2019, we owned, through assignment to us alone or jointly with others, 478 pending U.S. applications (active U.S. cases and international applications designated in the U.S.) and 1,207 U.S. patents, together with 3,584 counterparts issued and pending in various foreign countries. These owned patents will start expiring in the U.S. in 2020.

Patents We License from Princeton, USC and Michigan

We exclusively license patent rights, including certain of our original, key PHOLED technology patents, under the 1997 Amended License Agreement that we entered into with Princeton and USC. In 2006, based on Professor Forrest’s transfer to Michigan that year, Michigan was added as a party to this agreement. The patent rights we license from these universities included 228 issued U.S. patents, 61 pending U.S. patent applications, together with counterparts filed in various foreign countries. The earliest of these patents began to expire in the U.S. in 2014, with the last of these key original patents expiring in 2020.

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

We have a minimum royalty obligation of $100,000 per year during the term of the 1997 Amended License Agreement. We owed royalties under the 1997 Amended License Agreement with Princeton of $11.8 million for 2019. We also are required under the 1997 Amended License Agreement to use commercially reasonable efforts to bring the licensed OLED technology to market. However, this requirement is deemed satisfied if we invest a minimum of $800,000 per year in research, development, commercialization or patenting efforts respecting the patent rights licensed to us under the 1997 Amended License Agreement.

Acquired Patents and Other Intellectual Property

From time to time we acquire patents and other intellectual property that we believe provide strategic business opportunities, such as the patent and technology portfolio we acquired from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) in 2011, and the following portfolios from Fujifilm Corporation and BASF:

Patents We Acquired from Fujifilm Corporation

In 2012, we entered into a Patent Sale Agreement (the Fujifilm Agreement) with Fujifilm. Under the Fujifilm Agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications for a total cost of $109.5 million. The Fujifilm Agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The Fujifilm Agreement permitted us to assign all of our rights and obligations under the Fujifilm Agreement to our affiliates, and we assigned, prior to the consummation of the transactions contemplated by the Fujifilm Agreement, our rights and obligations to UDC Ireland. The transactions contemplated by the Fujifilm Agreement were consummated on July 26, 2012.

Patents We Acquired from BASF

In 2016, UDC Ireland entered into an IP Transfer Agreement (the BASF Agreement) with BASF. Under the BASF Agreement, BASF sold us more than 500 OLED-related patents and patent applications for a total cost of $96.0 million. The transactions contemplated by the BASF Agreement were consummated on June 28, 2016.

Intellectual Property Developed under Our Government Contracts

We and our subcontractors have developed, and may continue to develop, patentable OLED technology inventions under our various U.S. government contracts and subcontracts, primarily in the area of solid-state lighting. Under these arrangements, we or our subcontractors generally can elect to take title to any patents on these inventions, and to control the manner in which these patents are licensed to third parties. However, the U.S. government reserves rights to these inventions and associated technical data that could restrict our ability to market them to the government for military and other applications, or to third parties for commercial applications. In addition, if the U.S. government determines that we or our subcontractors have not taken effective steps to achieve practical application of these inventions in any field of use in a reasonable time, the government may require that we or our subcontractors license these inventions to third parties in that field of use. We do not believe that our current U.S. governmental contracts and subcontracts, or any inventions developed to date under these contracts and subcontracts, are material to our business.

Non-patented Technical Know-How

We have accumulated, and continue to accumulate, a substantial amount of non-patented technical know-how relating to OLED technologies and materials. Where practicable, we share portions of this information with display manufacturers and other business partners on a confidential basis. We also employ various methods to protect this information from unauthorized use or disclosure, although no such methods can afford complete protection. Moreover, because we derive some of this information and know-how from academic institutions, there is an increased potential for public disclosure. We also cannot prevent the actual independent development of the same or similar information and know-how by third parties.

Competition

The industry in which we operate is highly competitive. We compete against alternative display technologies, in particular LCDs, as well as other OLED technologies. We also compete in the lighting market against incumbent technologies, such as incandescent and fluorescent bulbs, and inorganic LEDs, and against emerging technologies, such as other OLED technologies.

Display Panel Industry Competitors

Numerous domestic and foreign companies have developed or are developing and improving LCD, which includes quantum dot LCDs (which are sometimes referred to as QLEDs), and other display technologies that compete with our OLED display technologies. We believe that OLED display technologies can compete with LCDs, QLEDs and other display technologies for many product applications on the basis of lower power consumption, better contrast ratios, faster video rates, form factor and lower manufacturing cost. However, other companies may succeed in continuing to improve these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.

Lighting Industry Competitors

Although there has been a movement to phase out traditional incandescent bulbs throughout many countries, traditional incandescent bulbs and fluorescent lamps remain well-entrenched products in the lighting industry. In addition, compact fluorescent lamps and solid-state LEDs have been introduced into the market and would compete with OLED lighting products. LEDs have realized significant market adoption in the general lighting market. Having attributes different from fluorescent lamps and LEDs, OLEDs may compete directly with these products for certain lighting applications. However, manufacturers of LEDs and compact fluorescent lamps may succeed in more broadly adapting their products to various lighting applications, or others may develop competing solid-state lighting technologies that are superior to OLEDs. Again, we cannot predict whether or when this might occur.

OLED Technologies and Materials Competitors

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

Our licensing business is based on our control of a broad portfolio of OLED-related device patents and technologies. We believe this portfolio includes fundamental patents in the field of phosphorescent OLED materials and devices, as well as certain additional complementary OLED technologies. As discussed above, alternative technologies, such as fluorescent OLED emitter materials, exist and could be competitive to our phosphorescent OLED material solutions. However, fluorescent materials have characteristics that we believe many market participants consider less desirable than those of phosphorescent materials. Suppliers of fluorescent emitter materials include Doosan Solus, Dow Chemical (previously Gracel Display), Idemitsu Kosan and SFC Co. Ltd. Fluorescent materials may also be viewed as complementary in that they can be used in the same OLED stack as phosphorescent materials.

The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Doosan Solus, Dow Chemical, Duksan Neolux Co., Ltd., Idemitsu Kosan, Merck KGaA, NSCC and Samsung SDI Co. Ltd. These companies have significant resources, and some may aggressively pursue such business in the future.

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

Our Venture Capital Business: UDC Ventures LLC

We formed a wholly-owned subsidiary, UDC Ventures LLC, in March 2019, as a corporate venture capital entity that funds companies we believe are developing innovative products and technologies that may be synergistic or complementary to our business and/or business strategies or which may otherwise provide favorable investment opportunities.

Employees

As of December 31, 2019, we had 309 active full-time employees and two part-time employees, none of whom are unionized.  Of these employees, 217 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed or acquired other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Limited (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan GK (2011), UDC Ireland Ltd. (2012), Universal Display Corporation China, Ltd. (2016), Adesis, Inc. (2016), and UDC Ventures LLC (2019) and we established a representative office in Taiwan (2011).

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 20, 2020:

Name	Age	Position
Sherwin I. Seligsohn	84	Founder and Chairman of the Board of Directors
Steven V. Abramson	68	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	72	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	58	Senior Vice President and Chief Technical Officer
Janice K. Mahon	62	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	54	Vice President, Legal and General Manager, Patents and Licensing

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Sherwin I. Seligsohn is our Founder and has been the Chairman of our Board of Directors since June 1995. He also served as our Chief Executive Officer from June 1995 through December 2007, and as our President from June 1995 through May 1996. Mr. Seligsohn serves as the Director and the President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He was also previously the Chairman of the Board of Directors, President and Chief Executive Officer of NanoFlex Power Corporation (formally known as Global Photonic Energy Corporation) (NanoFlex) until April 2012, when he resigned from his positions at NanoFlex. Since that time, Mr. Seligsohn’s only relationship with NanoFlex is as a shareholder and option holder. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board of Directors. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (PRISM) at Princeton University.

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

Julia J. Brown, Ph.D. is a Senior Vice President and has been our Chief Technical Officer since June 2002. She joined us in June 1998 as our Vice President of Technology Development. From 1991 to 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at USC and a B.S.E.E. from Cornell University. Dr. Brown is an elected Fellow of both the IEEE and the Society of Information Display (SID).

Janice K. Mahon has been our Vice President of Technology Commercialization since January 1997, and became the General Manager of our PHOLED Material Sales Business in January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. Mahon was a member of the Board of Directors and Marketing Committee Chairperson of the OLED Association from 2009-2014.

Mauro Premutico has been our Vice President of Legal and General Manager of Patents and Licensing since April 2012. Prior to joining us, Mr. Premutico was the Managing Vice President and Chief Patent Counsel for The Walt Disney Company from 2009 to 2012, and Vice President of Intellectual Property and Associate General Counsel for Lenovo Group Ltd. from 2005 to 2009. Mr. Premutico was also Special Counsel at the law firm of Cleary, Gottlieb, Steen & Hamilton from 2002 until 2005 where he served as the co-head of the New York office’s Intellectual Property and Technology Law practice. Mr. Premutico received a J.D. from Boston University School of Law, an M.B.A. from Yale University and a B.S.E.E. from Worcester Polytechnic Institute.

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 or will expire in other countries of the world in 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2020, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as these patents expire.

We have more than 5,000 issued and pending patents relating to our OLED technologies. There is no assurance that these patents and applications will not be challenged prior to their respective expirations in any of the jurisdictions in which they are utilized, or that if challenged, we will be able to secure sufficient breadth of protection, and monetary and injunctive relief for the violation of our rights to make up for the business harm resulting from such activities. Moreover, there can be no assurance that competitors will not develop or produce competing PHOLED material designs that may be outside of our existing patents. There may also be fundamental new advancements in the field of OLED technology that could enable the commercial use of older and unpatented PHOLED materials or the adoption of new OLED materials that do not require the utilization of our proprietary PHOLED materials to achieve superior performance characteristics.

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

Additionally, although we take many measures and implement safeguards to prevent unauthorized use, including by theft and misuse, of our intellectual property and proprietary information, third parties may attempt to obtain, copy, reverse-engineer, use or disclose, illegally or otherwise, such intellectual property and proprietary information. We also may face attempts by others to gain unauthorized access through the Internet to our information technology systems or to our intellectual property, which might be the result of industrial or other espionage or actions by hackers seeking to harm our company or its products. If we are unable to protect the proprietary nature of our intellectual property and proprietary information, it will harm our business.

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

Our business strategy ultimately depends upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of OLED products. We have entered into a limited number of such relationships from which most of our material sales and licensing revenue are generated. Our other relationships with product manufacturers currently are limited to technology development and the evaluation of our OLED technologies and materials for possible use in commercial products. Some or all of these relationships may not succeed or, even if they are successful, may not result in the product manufacturers entering into commercial licensing and material supply relationships with us.

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

If we fail to continue to make advances in our OLED research and development activities, we might not succeed in continuing to commercialize our OLED technologies and materials.

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

Our main business strategy is to sell our OLED materials and license our OLED technologies to manufacturers for incorporation into the display and lighting products that they sell. Consequently, our success depends on the ability and willingness of  manufacturers to continue to develop, manufacture and sell commercial products integrating our technologies and materials.

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

Even if our OLED materials and technologies are technically feasible, they may not be further adopted by product manufacturers for broad-based product applications.

The potential size, timing and viability of market opportunities targeted by us remain uncertain. Market acceptance of our OLED materials and technologies beyond current product offerings and sales volumes will depend, in part, upon these materials and technologies providing benefits comparable or superior to competing display and lighting technologies at an advantageous cost to manufacturers, and the adoption of products incorporating these technologies by consumers. Many current and potential customers for our OLED technologies utilize and have invested significant resources in competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our OLED technologies.

During the entire product development process for a new product, we face the risk that our materials or technologies will fail to meet the manufacturer’s technical, performance or cost requirements or will be replaced by a competing product or alternative technology. Even if we offer materials and technologies that are satisfactory to a product manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our materials or technologies. In addition, our agreements with our customers do not require them to purchase our host materials in order to utilize our phosphorescent emitter materials, and those customers may elect not to purchase our host materials.

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

The display market is currently, and will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs; additionally, other competing display technologies have been, or are being, developed. A similar situation exists in the solid-state lighting market, which is currently dominated by LED products. Advances in any of these various technologies may overcome their current limitations and permit them to become the leading technologies in their field, either of which could limit the potential market for products utilizing our OLED technologies and materials. This, in turn, would cause product manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

Other OLED technologies may be more successful or cost-effective than ours, which may limit the commercial adoption of our OLED technologies and materials.

Our competitors have developed and continue to develop OLED technologies that differ from or compete with our OLED technologies. In particular, competing fluorescent and thermally activated delayed fluorescence OLED technology may become a viable alternative to our phosphorescent OLED technology. Moreover, our competitors may succeed in developing new OLED technologies that may become more cost-effective or have fewer limitations than our OLED technologies. If our OLED technologies, and particularly our phosphorescent OLED technology, are unable to continue to capture a substantial portion of the OLED product market, our business strategy may fail.

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

By developing enhanced material processing methods and more efficient manufacturing techniques, our customers who purchase our phosphorescent emitter and host materials could become more efficient in the utilization of our materials by developing designs that require less materials on a per square meter basis, or by modifying their manufacturing process to make more efficient use of our materials, which could limit or reduce the amount of materials they purchase from us. Thus, demand for our materials may not expand in proportion to the number of OLED related products manufactured by our customers, and may result in reduced demand for our materials and technologies relative to our customers' manufacture and sale of products made with such materials.

We face risks related to health epidemics and other outbreaks in the Asia-Pacific region, including the recent Coronavirus outbreak, which could significantly disrupt our operations and business.

Our business could be adversely impacted by the effects of epidemic outbreaks such as the recent Coronavirus outbreak in Asia. With respect to the Coronavirus, several of our customers are located in the city of Wuhan in the People’s Republic of China, where the outbreak appears to have originated, and other locations throughout that country. We maintain Application Centers in Hong Kong, and also in Seoul, Korea, which are in proximity to the area of the outbreak. In addition, suppliers of raw materials required for the manufacture of our products are located in the Asia-Pacific region and may also be impacted by the outbreak. Consequently, we are susceptible to factors adversely affecting one or more of these locations.

Our results of operations could be adversely affected to the extent an epidemic harms the global economy in general. We may also experience impacts to certain of our customers as a result of a health epidemic or other outbreak occurring in one or more of these Asia-Pacific locations, which in turn may materially and adversely affect our business, financial condition and results of operations. Further, our operations may experience disruptions, such as temporary closure of our offices and/or those of our suppliers, and temporary suspension of services, which similarly may materially and adversely affect our business, financial condition and results of operations.

Any downturn in U.S. or global economic conditions may have a significant adverse effect on our business.

There have been significant and sustained economic downturns in the U.S. and globally in the past. These downturns have placed pressure on consumer demand, and the resulting impact on consumer spending has had a material adverse effect on the demand for consumer electronic products. Similar downturns in the future may have a significant adverse effect on one or more of our licensees as an enterprise, which could result in those licensees reducing their efforts to commercialize products that incorporate our OLED technologies and materials. Consumer demand and the condition of the display and lighting industries may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, epidemics and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the demand for our customers’ products, and thus our business.

Many of our competitors have greater resources, which may make it difficult for us to compete successfully against them.

The display and solid-state lighting industries are characterized by intense competition. Many of our competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than we do. Because of these differences, we may never be able to compete successfully in these markets or maintain any competitive advantages we are able to achieve over time.

If we cannot keep our key employees or hire other talented persons as we grow, our business might not succeed.

Our performance is substantially dependent on the continued services of our executive officers and other key technical and managerial personnel, and on our ability to offer competitive salaries and benefits to these and our other employees. We do not have employment agreements with any of our executive officers or other key technical or managerial personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Additionally, competition for highly skilled technical and managerial personnel is intense. We might not be able to attract, hire, train, retain and motivate the highly skilled employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

We rely solely on PPG to manufacture the OLED materials we use and sell to product manufacturers.

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG currently runs through the end of 2020 and shall be automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

Additionally, PPG manufacturers our materials at its facilities based in the United States. As a result, such materials may be subject to tariffs or other barriers from or to countries where some of our product manufacturer customers have operations and to where we would need to ship product.

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

Inventory management risks are heightened when our largest customers launch new products and retire existing products. At such times, these customers tend to change product designs and may introduce some of our new materials into new designs. The production of these materials requires us to purchase essential raw material and commence manufacturing well in advance of receiving firm customer orders for such materials. Accordingly, we are subject to the risk of unanticipated changes in our customers’ manufacturing plans and designs. Unanticipated product cessation and product introduction delays or cancellation may cause us to order or produce excess or insufficient inventory. Excess inventory of our OLED materials is subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on earnings due to the resulting costs associated with the inventory impairment charges and inventory write-downs.

We are the sole source supplier for certain critical components used in OLED technologies, which subjects customers to risk if we are unable to meet the demand for such components.

Our customers depend on us as the sole source for certain proprietary PHOLED materials used in manufacturing OLED products, which makes them susceptible to supply shortages if we are unable to meet their demand for such components. A potential customer could be hesitant to adopt OLED technology given the risks inherent in depending on a sole source for critical components and the inability to establish alternate supply relationships. If we are unable to supply the components needed by our existing customers in a timely manner, or if potential customers do not utilize OLED technology because of concerns about our ability to meet supply demands, our business may materially suffer.

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

Many of our customers and prospective customers have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region, and revenue outside the United States represents a majority of our total net revenue. We also have offices in various countries located outside of the United States. Risks associated with our doing business outside of the United States include, without limitation:

•	compliance with a wide variety of U.S. and foreign laws and regulations, including foreign anti-corruption laws and certain registration requirements for the OLED materials we sell;
•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;
•	economic instability in the countries of our customers, causing delays or reductions in orders for their products and therefore our royalties;
•

political instability in the countries in which we and/or our customers operate, particularly in South Korea relating to its disputes with and proximity to North Korea, in Hong Kong relating to anti-government protests and in Taiwan relating to its disputes with China;

•	third party theft or compromise of our products, technology, data or intellectual property, including by means of counterfeiting or reverse-engineering;
•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;
•	potentially adverse tax and tariff consequences; and
•	trade conflicts between and among various geopolitical factions.

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

We are dependent on information technology systems to operate various elements of our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. In the ordinary course of business, we collect, store and transmit important data and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, we outsource certain elements of our information technology systems to third parties. As a result of this outsourcing, our third-party vendors may or could have access to our confidential information making such systems vulnerable. Data breaches of our information technology systems, or those of our third-party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third-party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third-party vendors, that could adversely affect our business.

We may be subject to environmental laws and regulations that impose additional compliance costs and that could negatively impact our business.

Changes in environmental laws or regulations of our products could result in higher operating and compliance expenses and limit the markets in which we can manufacture and to which we can export our products. Changes in environmental laws or regulations, including laws relating to manufacturing operations and export restrictions, also could lead to new or additional investment in product designs and an increase in raw materials costs, and could increase our environmental compliance expenditures. If environmental laws or regulations are either changed or adopted and impose additional operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations and financial condition.

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

The market price of our common stock may be highly volatile, as has been the case with our common stock in the past as well as the securities of many companies, particularly other emerging-growth companies in the technology industry. We have included in the section of this report entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” a table indicating the high and low closing prices of our common stock as reported on the NASDAQ Global Market for the past two years. Factors such as the following may have a significant impact on the market price of our common stock in the future:

•	our revenues, expenses and operating results;
•	announcements by us, by our customers, or our competitors of technological developments, new product applications or contractual arrangements;
•	announcements relating to dividends and share repurchases; and
•	other factors affecting the display and solid-state lighting industries in general.

Our operating results may have significant period-to-period fluctuations, which would make it difficult to predict our future performance.

Due to the current stage of commercialization of our OLED technologies and materials, current geopolitical risks, the limited number of commercially successful consumer products utilizing our OLED technologies that customers have introduced in the marketplace, the relatively short product lifetimes of these consumer products, and the significant development and manufacturing objectives that we and our customers must achieve for the widespread inclusion of our OLED technologies in consumer products such as mobile phones, tablets, television displays and lighting products, our quarterly operating results are difficult to predict and may vary significantly from quarter to quarter.

We believe that period-to-period comparisons of our operating results are not a reliable indicator of our future performance at this time. Among other factors affecting our period-to-period results, our license and technology development fees often consist of large one-time, annual, semi-annual or quarterly payments, which may result in significant fluctuations in our revenues. In addition, our reliance on a relatively small number of licensees with large volumes of consumer product sales makes our quarterly operating results subject to our licensees’ specific plans and the success of their specific product offerings.

With respect to material sales, our sales are primarily dependent on purchases made by a relatively small number of customers. In addition to the other factors described above relating to our customers’ sales opportunities, our quarter-to-quarter sales may be materially impacted by our customers’ inventory management plans, which may vary substantially based on financial management considerations, changes in their product mix plans, modified material processing techniques and manufacturing line modifications.

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

As of February 20, 2020, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price for our common stock to decline.

In 2017, our Board of Directors began declaring quarterly cash dividends on our common stock, which we have consistently paid since then and we intend to continue to pay in the future. However, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends are reduced or discontinued, our failure or inability to resume paying cash dividends at historical levels could cause the market price of our common stock to decline. There is no guarantee that our common stock will appreciate in value or even maintain the price at which current shareholders purchased their shares.

Our executive officers and directors own a significant percentage of our common stock and could exert significant influence over matters requiring shareholder approval, including takeover attempts.

Our executive officers and directors and their respective affiliates and the adult children of Sherwin Seligsohn, beneficially own, as of February 20, 2020, approximately 9.3% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

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

Our corporate offices and research and development laboratories are located at 375 Phillips Boulevard in Ewing, New Jersey. In 2004, we acquired the building and property at which this facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building, as well as a recent expansion in 2013 and 2015. We currently occupy the entire newly expanded facility. In 2017, we acquired the building and property at which the Adesis facility is located at 27 McCullough Drive in New Castle, Delaware. In 2019, we purchased 250 and 300 Phillips Boulevard in Ewing, New Jersey, adjacent to our headquarters. The new facilities added approximately 88,000 square feet and will allow for the expansion of research and development activities, manufacturing logistics and other corporate functions.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under European Patent Convention Article 83.  We believe the EPO's decision relating to the original claims is erroneous, and we have appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. The EPO Opposition Division has scheduled an appeal hearing for the third quarter of 2020. The patent, as originally granted, is deemed valid during the pendency of the appeals process.

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

Our Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “OLED.” As of February 20, 2020, there were approximately 314 holders of record of our common stock.

During 2017, 2018 and 2019, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2014 to December 31, 2019, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2014 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/14	12/15	12/16	12/17	12/18	12/19
Universal Display Corp.	100.00	196.18	202.88	622.79	338.27	746.69
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
NASDAQ Electronic Components	100.00	98.12	127.26	181.19	160.26	239.78

 Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

(in thousands, except share and per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Results:
Total revenue	$405,177	$247,414	$335,629	$198,886	$191,046
Cost of sales (1)(2)	75,374	53,541	54,698	26,288	62,997
Research and development expense	71,276	53,717	49,144	42,744	44,641
Selling, general and administrative expense	59,613	46,999	46,808	32,876	29,046
Amortization of acquired technology and other intangible assets	21,962	21,962	21,983	16,493	10,999
Patent costs	6,833	7,464	7,010	6,249	5,717
Interest income, net	10,795	7,659	3,294	2,113	783
Income tax expense	(31,601)	(5,471)	(45,652)	(20,528)	(18,381)
Net income	138,304	58,840	103,885	48,070	14,678
Net income per common share, basic	$2.92	$1.24	$2.19	$1.02	$0.31
Net income per common share, diluted	$2.92	$1.24	$2.18	$1.02	$0.31
Balance Sheet Data:
Total assets	$1,120,157	$933,424	$779,956	$627,559	$559,412
Current liabilities	161,508	133,182	63,824	40,206	34,510
Shareholders’ equity	811,449	690,506	659,054	528,468	466,765
Other Financial Data:
Working capital	$630,931	$501,658	$455,358	$345,164	$413,174
Capital expenditures	30,059	25,391	29,803	7,300	5,103
Purchase of intangibles	401	—	—	95,989	—
Weighted average shares used in computing basic net income per common share	46,959,775	46,849,588	46,725,289	46,408,460	46,816,394
Weighted average shares used in computing diluted net income per common share	46,995,462	46,896,766	46,805,194	46,535,980	47,494,188
Shares of common stock outstanding, end of period	47,486,545	47,319,887	47,118,171	46,913,127	46,774,360

(1)

During the years ended December 31, 2019 and 2018, the Company recorded an increase in inventory reserve of $5.9 million and $3.6 million, respectively, due to excess inventory levels in certain products.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode (OLED), technologies and materials for use in display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers, and automotive applications, as well as specialty and general lighting products. Since 1994, we have been engaged and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

•	sales of OLED materials for evaluation, development and commercial manufacturing;
•	intellectual property and technology licensing;
•	technology development and support, including third-party collaboration efforts and providing support to third parties for commercialization of their OLED products; and
•	contract research services in the areas of chemical materials synthesis research, development and commercialization for non-OLED applications.

Material sales relate to our sale of OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are generally recognized at the time title passes, which is typically at the time of shipment or at the time of delivery, depending upon the contractual agreement between the parties.

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

In 2018, we entered into a commercial license agreement with Samsung Display Co., Ltd. (SDC). This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2018 and lasts through the end of 2022 with an additional two-year extension option. Under this agreement, we are being paid a license fee, payable in quarterly installments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets.

At the same time that we entered into the current patent license agreement with SDC, we also entered into a material purchase agreement with SDC. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015. The agreements have a term that is set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. We generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials.

In 2016, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on Tianma’s sales of licensed products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products.

In 2017, we entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, we have granted BOE non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to BOE for use in its licensed products.

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, we have granted Visionox non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on Visionox’s sales of licensed products. Additionally, we supply phosphorescent OLED materials to Visionox for use in its licensed products.

In 2019, we entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). We have been collaborating with CSOT in the area of OLED display product design and manufacture and expect to continue to do so.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2019, Adesis employed a team of 94 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

We also generate technology development and support revenue earned from development and technology evaluation agreements and commercialization assistance fees, along with, to a minimal extent, government contracts. Relating to our government contracts, we may receive reimbursements by government entities for all or a portion of the research and development costs we incur. Revenues are recognized as services are performed, proportionally as research and development costs are incurred, or as defined milestones are achieved.

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

Revenue Recognition and Deferred Revenue

Material sales relate to the sale of our OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities. Revenue associated with material sales is generally recognized at the time title passes, which is typically at the time of shipment or at the time of delivery, depending upon the contractual agreement between the parties. Revenue may be recognized after control of the material passes in the event the transaction price includes variable consideration. For example, a customer may be provided an extended opportunity to stock materials prior to use in mass production and given a general right of return not conditioned on breaches of warranties associated with the specific product. In such circumstances, revenue will be recognized at the earlier of the expiration of the customer’s general right of return or once it becomes unlikely that the customer will exercise its right of return.

The rights and benefits to our OLED technologies are conveyed to the customer through technology license agreements and material supply agreements. These agreements are combined and the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration is estimated and recognized over the contract term based on material units sold during the period at their estimated per unit fee. Total contract consideration includes fixed amounts designated in contracts with customers as license fees as well as estimates of material fees and royalties to be earned.

Various estimates are relied upon to recognize revenue. We estimate total material units to be purchased by our customers over the contract term based on historical trends, industry estimates and our forecast process and related amounts to be charged. Additionally, our management estimates the total sales-based royalties based on the estimated net sales revenue of our customers over the contract term.

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

During the year ended December 31, 2019, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for 2018 and 2017, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019.

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	(Decrease) Increase
REVENUE	$405,177	$247,414	$157,763
COST OF SALES	75,374	53,541	21,833
Gross margin	329,803	193,873	135,930
OPERATING EXPENSES:
Research and development	71,276	53,717	17,559
Selling, general and administrative	59,613	46,999	12,614
Amortization of acquired technology and other intangible assets	21,962	21,962	—
Patent costs	6,833	7,464	(631)
Royalty and license expense	11,776	6,996	4,780
Total operating expenses	171,460	137,138	34,322
OPERATING INCOME	158,343	56,735	101,608
Interest income, net	10,795	7,659	3,136
Other income (expense), net	767	(83)	850
Interest and other income, net	11,562	7,576	3,986
INCOME BEFORE INCOME TAXES	169,905	64,311	105,594
INCOME TAX EXPENSE	(31,601)	(5,471)	(26,130)
NET INCOME	$138,304	$58,840	$79,464

Revenue

During the year ended December 31, 2019, we recognized revenue of $405.2 million, an increase of $157.8 million from $247.4 million in the year ended December 31, 2018. The increase in revenue was due to higher material sales as a result of stronger demand in the OLED display market.

Revenue derived from OLED sales comprised 97% of total revenue for the year ended December 31, 2019 as compared to 95% for the year ended December 31, 2018. The remaining portion of our revenue was derived from contract research services. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of Sales

Cost of sales for the year ended December 31, 2019 increased by $21.8 million as compared to the year ended December 31, 2018, primarily due to an increase in the level of material sales. Included in the cost of sales for the years ended December 31, 2019 and 2018, was an increase in inventory reserve of $5.9 million and $3.6 million, respectively, due to excess inventory levels in certain products. As a result of the increase in material sales, gross margin for the year ended December 31, 2019, increased by $135.9 million as compared to the year ended December 31, 2018, with gross margin as a percentage of revenue increasing to 81% from 78%.

Research and development

Research and development expenses increased to $71.3 million for the year ended December 31, 2019, as compared to $53.7 million for the year ended December 31, 2018. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $59.6 million for the year ended December 31, 2019, as compared to $47.0 million for the year ended December 31, 2018. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $22.0 million for both of the years ended December 31, 2019 and 2018. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs decreased to $6.8 million for the year ended December 31, 2019, as compared to $7.5 million for the year ended December 31, 2018. The decrease was primarily due to lower outside counsel fees partially offset by higher talent related maintenance costs and higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $11.8 million for the year ended December 31, 2019, as compared to $7.0 million for the year ended December 31, 2018. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from an increase in qualifying material sales. See Note 10 in Notes to Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $10.8 million for the year ended December 31, 2019, as compared to $7.7 million for the year ended December 31, 2018. The increase in interest income, net was primarily due to the increase in available-for-sale investments held during the year ended December 31, 2019 over amounts held during 2018. Other income (expense), net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $767,000 for the year ended December 31, 2019, as compared to other expense, net of $83,000 for the year ended December 31, 2018.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.6% and 8.5% for the years ended December 31, 2019 and 2018, respectively, and we recorded income tax expense of $31.6 million and $5.5 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the year ended December 31, 2019, without the $3.0 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 20.4% and $34.6 million, respectively, and for the year ended December 31, 2018, without the $1.1 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 10.2% and $6.6 million, respectively.

The Company incurred Korean withholding tax of $14.9 million for both of the years ended December 31, 2019 and 2018, which is currently being appealed based on the interpretation of the Korean – U. S. tax treaty and recent Korean Supreme Court decisions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of December 31, 2019, we had cash and cash equivalents of $131.6 million and short-term investments of $514.5 million, for a total of $646.1 million. This compares to cash and cash equivalents of $211.0 million and short-term investments of $304.3 million, for a total of $515.3 million, as of December 31, 2018.

Cash provided by operating activities for the year ended December 31, 2019 was $193.9 million resulting from $138.3 million of net income and $139.5 million due to changes in our operating assets and liabilities, partially offset by a $83.9 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $157.3 million, an increase in accounts payable and accrued expenses of $15.5 million, an increase in other liabilities of $12.4 million and a decrease in inventory of $109,000, partially offset by an increase in other assets of $28.5 million and an increase in accounts receivable of $17.3 million.

Cash provided by operating activities for the year ended December 31, 2018 was $121.8 million resulting from $58.8 million of net income and $95.3 million due to changes in our operating assets and liabilities, partially offset by a $32.3 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $130.6 million, an increase in other liabilities of $29.7 million, a decrease in deferred income taxes of $20.7 million, a decrease in accounts receivable of $9.2 million and an increase in accounts payable and accrued expenses of $1.6 million, partially offset by an increase in other assets of $59.1 million and an increase in inventory of $37.4 million.

Cash used in investing activities was $238.7 million for the year ended December 31, 2019, as compared to $21.0 million for the year ended December 31, 2018. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $208.3 million for the year ended December 31, 2019, as compared to net sales of $4.4 million for the year ended December 31, 2018, and an increase in purchases of intangibles and property, plant and equipment of $5.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in property, plant and equipment purchases during 2019 was primarily due to the purchase of additional property in Ewing, New Jersey as part of our plan to expand operations.

Cash used in financing activities was $34.6 million for the year ended December 31, 2019, as compared to $22.6 million for the year ended December 31, 2018. The increase was due to an increase in the cash payment of dividends in the current year of $7.5 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $4.4 million and an increase in the repurchase of common stock of $172,000, partially offset by an increase in proceeds from the issuance of common stock of $91,000.

Working capital was $630.9 million as of December 31, 2019, compared to $501.7 million as of December 31, 2018. The increase was primarily due to an increase in short-term investments, accounts receivable and other current assets, partially offset by a decrease in cash and cash equivalents and an increase in deferred revenue and accrued expenses.

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

Contractual Obligations

As of December 31, 2019, we had the following contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$71,501	$—	$8,065	$9,236	$54,200
Lease obligations	10,347	1,958	2,487	2,077	3,825
Purchasing obligations	22,035	22,035	—	—	—
Research related obligations	5,628	5,253	375	—	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$110,011	$29,346	$11,127	$11,513	$58,025

(1)

Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until the agreement is no longer in effect. The agreement has no scheduled expiration date.

(2)	See Note 16 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2020 (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
4*	Description of Securities
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (3)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (4)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (4)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (4)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (4)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (3)
10.11#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (5)
10.12#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (5)
10.13#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (6)

Exhibit Number	Description
10.14#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of January 6, 2011 (6)
10.15#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (7)
10.16#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (5)
10.17#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (8)
10.18	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (9)
10.19	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (10)
10.20

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (11)

10.21	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (12)
10.22+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (13)
10.23+	OLED Patent License Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (14)
10.24+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (14)
10.25+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (15)
10.26#	Universal Display Corporation Annual Incentive Plan (16)
10.27#	Form Agreement - Restricted Stock Unit Grant Letter (17)
10.28#	Form Agreement - Performance Unit Grant Letter (17)
10.29#	Universal Display Corporation Equity Compensation Plan (18)
10.30#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (19)
10.31#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (20)
10.32#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015 (20)
10.33#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (21)
10.34#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015 (21)
10.35+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (22)
10.36*#	Equity Grant Agreement between the registrant and Steven V. Abramson, dated as of December 12, 2019
10.37*#	Equity Grant Agreement between the registrant and Sidney D. Rosenblatt, dated as of December 12, 2019
10.38*#	Equity Grant Agreement between the registrant and Julia J. Brown, dated as of December 12, 2019
10.39*#	Equity Grant Agreement between the registrant and Mauro Premutico, dated as of December 12, 2019
10.40*#	Equity Grant Agreement between the registrant and Janice K. Mahon, dated as of December 12, 2019
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
+

Confidential treatment has been accorded to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(5)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(6)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on March 21, 2011.
(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(9)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(12)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(13)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.

(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018.
(15)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(16)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(17)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
(18)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(19)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015.
(21)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015.
(22)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

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

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 20, 2020
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 20, 2020
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and	February 20, 2020
Sidney D. Rosenblatt	Director (principal financial and accounting officer)

/s/ Cynthia J. Comparin	Director	February 20, 2020
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 20, 2020
Richard C. Elias

/s/ Elizabeth H. Gemmill	Director	February 20, 2020
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 20, 2020
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 20, 2020
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 20, 2020
Lawrence Lacerte

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Universal Display Corporation and its subsidiaries (the Company). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. In addition, as discussed in Note 19 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the estimated per unit fee for long-term OLED contracts

As discussed in Notes 2 and 19 to the consolidated financial statements, the Company recognizes revenue for organic light emitting diode (OLED) sales to customers with long-term contracts (i.e., over 1 year in length) using certain estimates. Revenue is determined by estimating total contract consideration expected to be received over the term of the contract and recognized based on material units sold during the period at their estimated per unit fee. The estimated per unit fee includes fixed amounts designated in contracts with customers as license fees, as well as estimates of material units to be sold and royalties to be earned. The Company uses internal and external data to estimate material units to be sold and royalty consideration to be received over the contract terms.

We identified the assessment of the estimated per unit fee for long-term OLED contracts as a critical audit matter. The estimated per unit fee was dependent upon the estimates of total material units to be sold and royalties to be earned. Significant auditor judgment was required in evaluating the forecasted material unit sales and royalties, as changes in the estimates could significantly affect the estimated per unit fee.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including the Company’s review and approval of forecasted quantities of material unit sales of OLED products and review of forecasted royalties. We assessed the Company’s forecasting policies and procedures by obtaining an understanding of the forecasting process and the inputs used in making the estimates and evaluating the reliability of those inputs. We inspected the forecast calculations for a selection of OLED contracts and compared the per-material unit prices and royalty rates used against the respective contract terms. We compared the OLED material unit sales forecast to internal operating and production budgets and we compared the OLED material unit sales and royalty forecasts to the results of inquiries of Company personnel, publicly available market data, and analyst reports. We assessed the Company’s ability to accurately forecast OLED material unit sales and royalties by comparing recent historical forecasts to actual results, and evaluating the Company’s conclusions regarding the reasons for changes in the current year’s estimates as compared to prior estimates.

/s/   KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 20, 2020

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,627	$211,022
Short-term investments	514,461	304,323
Accounts receivable	60,452	43,129
Inventory	63,953	70,000
Other current assets	21,946	6,366
Total current assets	792,439	634,840
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $57,276 and $44,943	87,872	69,739
ACQUIRED TECHNOLOGY, net of accumulated amortization of $132,468 and $111,890	90,774	110,951
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $4,768 and $3,384	12,072	13,456
GOODWILL	15,535	15,535
INVESTMENTS	5,000	—
DEFERRED INCOME TAXES	30,375	24,377
OTHER ASSETS	86,090	64,526
TOTAL ASSETS	$1,120,157	$933,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,296	$10,532
Accrued expenses	49,022	36,057
Deferred revenue	97,333	80,782
Other current liabilities	1,857	5,811
Total current liabilities	161,508	133,182
DEFERRED REVENUE	47,529	41,785
RETIREMENT PLAN BENEFIT LIABILITY	51,117	44,055
OTHER LIABILITIES	48,554	23,896
Total liabilities	308,708	242,918
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,852,193 and 48,681,524 shares issued, and 47,486,545 and 47,319,887 shares outstanding at December 31, 2019 and December 31, 2018, respectively	489	487
Additional paid-in capital	620,236	617,334
Retained earnings	249,003	129,552
Accumulated other comprehensive loss	(16,997)	(16,234)
Treasury stock, at cost (1,365,648 and 1,361,637 shares at December 31, 2019 and December 31, 2018, respectively)	(41,284)	(40,635)
Total shareholders’ equity	811,449	690,506
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,120,157	$933,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUE	$405,177	$247,414	$335,629
COST OF SALES	75,374	53,541	54,698
Gross margin	329,803	193,873	280,931
OPERATING EXPENSES:
Research and development	71,276	53,717	49,144
Selling, general and administrative	59,613	46,999	46,808
Amortization of acquired technology and other intangible assets	21,962	21,962	21,983
Patent costs	6,833	7,464	7,010
Royalty and license expense	11,776	6,996	9,739
Total operating expenses	171,460	137,138	134,684
OPERATING INCOME	158,343	56,735	146,247
Interest income, net	10,795	7,659	3,294
Other income (expense), net	767	(83)	(4)
Interest and other income, net	11,562	7,576	3,290
INCOME BEFORE INCOME TAXES	169,905	64,311	149,537
INCOME TAX EXPENSE	(31,601)	(5,471)	(45,652)
NET INCOME	$138,304	$58,840	$103,885
NET INCOME PER COMMON SHARE:
BASIC	$2.92	$1.24	$2.19
DILUTED	$2.92	$1.24	$2.18
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,959,775	46,849,588	46,725,289
DILUTED	46,995,462	46,896,766	46,805,194
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.40	$0.24	$0.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME	$138,304	$58,840	$103,885
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $51, $74 and $7, respectively	181	268	(12)
Employee benefit plan:
Actuarial loss on retirement plan, net of tax of $988, $1,841 and $1,047, respectively	(3,492)	(6,690)	(1,904)
Plan amendment cost, net of tax of none, none and $154, respectively	—	—	(280)
Amortization of prior service cost, actuarial loss and plan amendment cost for retirement plan included in net periodic pension costs, net of tax of $713, $457 and $754, respectively	2,523	1,661	1,370
Net change in employee benefit plan	(969)	(5,029)	(814)
Change in cumulative foreign currency translation adjustment	25	(9)	28
TOTAL OTHER COMPREHENSIVE LOSS	(763)	(4,770)	(798)
COMPREHENSIVE INCOME	$137,541	$54,070	$103,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JANUARY 1, 2017	200,000	$2	48,270,990	$483	$604,364	$(25,557)	$(10,666)	1,357,863	$(40,158)	$528,468
Cumulative effect of recording excess tax benefits from share-based payment arrangements	—	—	—	—	—	26,450	—	—	—	26,450
Net income	—	—	—	—	—	103,885	—	—	—	103,885
Other comprehensive loss	—	—	—	—	—	—	(798)	—	—	(798)
Cash dividend	—	—	—	—	—	(5,652)	—	—	—	(5,652)
Exercise of common stock options	—	—	2,250	—	38	—	—	—	—	38
Issuance of common stock to employees	—	—	265,233	3	12,239	—	—	—	—	12,242
Shares withheld for employee taxes	—	—	(109,483)	(1)	(9,431)	—	—	—	—	(9,432)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	37,314	—	2,909	—	—	—	—	2,909
Issuance of common stock to employees under an ESPP	—	—	9,730	—	944	—	—	—	—	944
BALANCE, DECEMBER 31, 2017	200,000	2	48,476,034	485	611,063	99,126	(11,464)	1,357,863	(40,158)	659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,100)	—	—	—	(17,100)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	82,026	(11,464)	1,357,863	(40,158)	641,954
Net income	—	—	—	—	—	58,840	—	—	—	58,840
Other comprehensive loss	—	—	—	—	—	—	(4,770)	—	—	(4,770)
Cash dividend	—	—	—	—	—	(11,314)	—	—	—	(11,314)
Issuance of common stock to employees	—	—	271,068	3	12,136	—	—	—	—	12,139
Shares withheld for employee taxes	—	—	(108,113)	(1)	(11,619)	—	—	—	—	(11,620)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	32,232	—	4,664	—	—	—	—	4,664
Issuance of common stock to employees under an ESPP	—	—	10,303	—	1,090	—	—	—	—	1,090
BALANCE, DECEMBER 31, 2018	200,000	2	48,681,524	487	617,334	129,552	(16,234)	1,361,637	(40,635)	690,506
Net income	—	—	—	—	—	138,304	—	—	—	138,304
Other comprehensive loss	—	—	—	—	—	—	(763)	—	—	(763)
Cash dividend	—	—	—	—	—	(18,853)	—	—	—	(18,853)
Issuance of common stock to employees	—	—	247,776	2	15,875	—	—	—	—	15,877
Shares withheld for employee taxes	—	—	(99,099)	—	(15,980)	—	—	—	—	(15,980)
Common shares repurchased	—	—	—	—	—	—	—	4,011	(649)	(649)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	14,500	—	1,848	—	—	—	—	1,848
Issuance of common stock to employees under an ESPP	—	—	7,492	—	1,159	—	—	—	—	1,159
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,304	$58,840	$103,885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(135,368)	(68,905)	(11,122)
Depreciation	12,456	8,612	4,919
Amortization of intangibles	21,962	21,962	21,983
Change in excess inventory reserve	5,938	3,630	—
Amortization of premium and discount on investments, net	(6,643)	(6,131)	(2,871)
Stock-based compensation to employees	16,148	12,432	12,284
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,548	4,364	2,609
Change in earnout liability recorded for Adesis acquisition	—	—	519
Deferred income tax (benefit) expense	(5,776)	(12,814)	24,396
Retirement plan expense	5,818	4,466	4,351
Decrease (increase) in assets:
Accounts receivable	(17,323)	9,226	(27,361)
Inventory	109	(37,365)	(18,951)
Other current assets	(15,238)	4,860	(3,884)
Deferred income taxes	—	20,682	—
Other assets	(13,291)	(63,922)	(297)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	15,516	1,563	16,420
Other current liabilities	(5,183)	5,761	(1,917)
Deferred revenue	157,321	130,639	8,402
Other liabilities	17,614	23,896	—
Net cash provided by operating activities	193,912	121,796	133,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,059)	(25,391)	(29,803)
Purchase of intangibles	(401)	—	—
Purchases of investments	(931,854)	(628,789)	(594,283)
Proceeds from sale of investments	723,600	633,179	498,508
Net cash used in investing activities	(238,714)	(21,001)	(125,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	889	798	734
Repurchase of common stock	(649)	(477)	—
Proceeds from the exercise of common stock options	—	—	38
Payment of withholding taxes related to stock-based compensation to employees	(15,980)	(11,620)	(9,432)
Cash dividends paid	(18,853)	(11,314)	(5,652)
Net cash used in financing activities	(34,593)	(22,613)	(14,312)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(79,395)	78,182	(6,525)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	211,022	132,840	139,365
CASH AND CASH EQUIVALENTS, END OF YEAR	$131,627	$211,022	$132,840
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$241	$342	$(19)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Common stock issued to employees that was earned and accrued for in a previous period	—	—	174
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(530)	3,490	4,363
Cash paid for income tax	46,602	17,771	23,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:

Universal Display Corporation and its subsidiaries (the Company) is a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. The Company believes this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. The Company also believes that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. The Company's technology leadership, intellectual property position, and the Company’s more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable the Company to continue to share in the revenues from OLED displays and lighting products as they gain wider acceptance.

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and any new materials to product manufacturers of products for display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers, and automotive applications, and specialty and general lighting products; and (2) further develop and license the Company’s proprietary OLED technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively license or have the sole right to sublicense more than 5,000 patents issued and pending worldwide.

The Company manufactures and sells its proprietary OLED materials to customers for evaluation and use in commercial OLED products. The Company also enters into agreements with manufacturers of OLED display and lighting products under which it grants them licenses to practice under the Company’s patents and to use the Company's proprietary know-how. At the same time, the Company works with these and other companies that are evaluating the Company's OLED technologies and materials for possible use in commercial OLED display and lighting products.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis) and UDC Ventures LLC. UDC Ventures LLC was formed on March 1, 2019 as a corporate venture capital entity that will assist in funding companies that are developing innovative products and technologies that may be synergistic to those of the Company. All intercompany transactions and accounts have been eliminated.

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for doubtful accounts would be required. The allowance for doubtful accounts was $84,000, $77,000 and none at December 31, 2019, 2018 and 2017, respectively.

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

Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in other operating expenses.

Certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for maintenance and training, as well as the cost of software that does not add functionality to an existing system, are expensed as incurred.

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2019, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2018 or 2017.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. Company management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If it is concluded it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then a quantitative impairment assessment is not necessary. If it is determined that goodwill has been impaired, then its carrying value is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performed its annual impairment assessment as of December 31, 2019 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Company management believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2019, no indications of impairment existed.

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

Fair Value Measurements

Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability and are based on market data obtained from sources independent of the Company. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances

Minority Equity Investments

The Company accounts for minority equity investments in companies that are not accounted for under the equity method as equity securities without readily determinable fair values. The fair values of these securities is based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Under this method, the share of income or loss of such companies is not included in the Consolidated Statements of Income. The carrying value of these investments is included in investments on the Consolidated Balance Sheets.

The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists. Factors considered in the assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy claims of debt and equity stakeholders.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. As discussed in Note 8, effective January 1, 2019, the Company accounts for leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The current portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2019, the Company had no leases that qualified as financing arrangements.

Key estimates and judgements include how the Company determines the discount rate used to discount the unpaid lease payments to present value and the lease term. The Company monitors for events or changes in circumstances that could potentially require recognizing an impairment loss.

Revenue Recognition and Deferred Revenue

Material sales relate to the Company’s sale of its OLED materials for incorporation into its customers’ commercial OLED products or for their OLED development and evaluation activities. Revenue associated with material sales is generally recognized at the time title passes, which is typically at the time of shipment or at the time of delivery, depending upon the contractual agreement between the parties. Revenue may be recognized after control of the material passes in the event the transaction price includes variable consideration. For example, a customer may be provided an extended opportunity to stock materials prior to use in mass production and given a general right of return not conditioned on breaches of warranties associated with the specific product. In such circumstances, revenue will be recognized at the earlier of the expiration of the customer’s general right of return or once it becomes unlikely that the customer will exercise its right of return.

The rights and benefits to the Company’s OLED technologies are conveyed to the customer through technology license agreements and material supply agreements. The Company believes that the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration, including material, license and royalty fees, is estimated and recognized over the contract term based on material units sold at the estimated per unit fee over the life of the contract.

Various estimates are relied upon to recognize revenue. The Company estimates total material units to be purchased by its customers over the contract term based on historical trends, industry estimates and its forecast process. Management uses the expected value method to estimate the material per unit fee. Additionally, management estimates the total sales-based royalties based on the estimated net sales revenue of its customers over the contract term.

Contract research services revenue is revenue earned by Adesis by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis. These services range from intermediates for structure-activity relationship studies, reference agents and building blocks for combinatorial synthesis, re-synthesis of key intermediates, specialty organic chemistry needs, and selective toll manufacturing. These services are provided to third-party pharmaceutical and life sciences firms and other technology firms at fixed costs or on an annual contract basis. Revenue is recognized as services are performed with billing schedules and payment terms negotiated on a contract-by-contract basis. Payments received in excess of revenue recognized are recorded as deferred revenue. In other cases, services may be provided and revenue is recognized before the customer is invoiced. In these cases, revenue recognized will exceed amounts billed and the difference, representing amounts which are currently unbillable to the customer pursuant to contractual terms, is recorded as an unbilled receivable.

Technology development and support revenue is revenue earned from development and technology evaluation agreements and commercialization assistance fees, along with, to a minimal extent, government contracts. Relating to the Company’s government contracts, the Company may receive reimbursements by government entities for all or a portion of the research and development costs the Company incurs. Revenues are recognized as services are performed, proportionally as research and development costs are incurred, or as defined milestones are achieved.

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

In 2017, the Company entered into long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company supplies phosphorescent OLED materials to BOE for use in its licensed products.

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

In 2019, the Company entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). The Company has been collaborating with CSOT in the area of OLED display product design and manufacture and expects to continue to do so.

All material sales transactions that are not variable consideration transactions are billed and due within 90 days and substantially all are transacted in U.S. dollars.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which addresses the classification and recognition of lease assets and liabilities formerly classified as operating leases under generally accepted accounting principles. The guidance addresses the certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company adopted the standard beginning on January 1, 2019 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the Consolidated Financial Statements and have applied all practical expedients related to leases existing at the date of initial application including the exception for short-term leases. Adoption of the new standard resulted in an increase in operating lease right-of-use assets and operating lease liabilities of $8.3 million based on the present value of the future minimum rental payments for existing operating leases. The Company has no leases that qualify as financing arrangements. See Note 8 for additional information.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04, beginning on January 1, 2020, will not have a significant impact on the Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new-forward looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2016-13, beginning on January 1, 2020, will not have a significant impact on the Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
December 31, 2019
Cash accounts in banking institutions	$119,272	$—	$—	$119,272
Money market accounts	12,355	—	—	12,355
U.S. Government bonds	—	—	—	—
	$131,627	$—	$—	$131,627
December 31, 2018
Cash accounts in banking institutions	$71,217	$—	$—	$71,217
Money market accounts	11,014	—	—	11,014
U.S. Government bonds	128,782	9	—	128,791
	$211,013	$9	$—	$211,022

 Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2019
Certificates of deposit	$700	$—	$—	$700
U.S. Government bonds	513,577	190	(6)	513,761
	$514,277	$190	$(6)	$514,461
December 31, 2018
Certificates of deposit	$500	$—	$(1)	$499
Corporate Bonds	114,678	1	(19)	114,660
U.S. Government bonds	189,202	5	(43)	189,164
	$304,380	$6	$(63)	$304,323

Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. As of December 31, 2019, the Company had one minority investment with a carrying value of $5.0 million accounted for as an equity security without a readily determinable fair value.
4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,355	$12,355	$—	$—
Short-term investments	514,461	514,461	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$139,805	$139,805	$—	$—
Short-term investments	304,323	304,323	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in other comprehensive loss. If a decline in fair value of an investment is deemed to be other than temporary, the cost of the Company’s investment will be written down by the amount of the other-than-temporary impairment with a resulting charge to net income. There were no other-than-temporary impairments of investments as of December 31, 2019 or December 31, 2018.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$25,920	$31,203
Work-in-process	7,987	781
Finished goods	30,046	38,016
Inventory	$63,953	$70,000

The Company recorded an increase in inventory reserve of $5.9 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively, due to excess inventory levels in certain products. No increase in inventory reserve was recorded for the year ended December 31, 2017.
6.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Land	$2,642	$1,006
Building and improvements	47,994	39,285
Office and lab equipment	74,726	55,333
Furniture, fixtures and computer related assets	7,592	6,941
Construction-in-progress	12,194	12,117
	145,148	114,682
Less: Accumulated depreciation	(57,276)	(44,943)
Property and equipment, net	$87,872	$69,739

Depreciation expense was $12.5 million, $8.6 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During the year ended December 31, 2019, the Company purchased property in Ewing, New Jersey, adjacent to its headquarters, as part of its plan to expand operations. The new facilities added approximately 88,000 square feet at a cost of $8.2 million and will allow for the expansion of research and development activities, manufacturing logistics and other corporate functions.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2019	2018
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	401	—
	223,242	222,841
Less: Accumulated amortization	(132,468)	(111,890)
Acquired technology, net	$90,774	$110,951

Amortization expense related to acquired technology was $20.6 million for all years ended December 31, 2019, 2018 and 2017. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $20.6 million in each of the years ending December 31, 2020 through 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the year ending December 31, 2024 and $14.5 million thereafter.

Fujifilm Patent Acquisition

On July 23, 2012, the Company entered into a Patent Sale Agreement with Fujifilm. Under the agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million, plus costs incurred in connection with the purchase. The agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The agreement permitted the Company to assign all of its rights and obligations under the agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the agreement, its rights and obligations to UDC Ireland, a wholly-owned subsidiary of the Company formed under the laws of the Republic of Ireland. The transactions contemplated by the agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of purchase costs as acquired technology, which is being amortized over a period of 10 years.

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

At December 31, 2019, these other intangible assets consist of the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(3,142)	$7,378
Developed IP, processes and recipes	4,820	(1,108)	3,712
Trade name/Trademarks	1,500	(518)	982
Total identifiable other intangible assets	$16,840	$(4,768)	$12,072

Amortization expense related to other intangible assets was $1.4 million for all years ended December 31, 2019, 2018, and 2017. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years (2020 - 2024) and $5.1 million thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2019, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2019, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

As stated in Note 2, effective January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method. As such, the Company did not restate financial statement or lease disclosure data for periods prior to January 1, 2019, which was prepared in accordance with ASC Topic 840, Leases.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$1,855
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$9,776

As of December 31, 2019, current operating leases had remaining terms between one and nine years with options to extend the lease terms and the Company had operating lease right-of-use assets of $8.5 million, current operating lease liabilities of $1.6 million and long-term operating lease liabilities of $6.9 million.

Operating lease cost was $1.7 million and $972,000 for the years ended December 31, 2018 and 2017, respectively.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2019
Weighted average remaining lease term (in years)	7.4
Weighted average discount rate	5.5%

Undiscounted future minimum lease payments as of December 31, 2019, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2020	$1,958
2021	1,278
2022	1,209
2023	1,070
2024	1,007
Thereafter	3,825
Total lease payments	10,347
Less imputed interest	(1,865)
Present value of lease payments	$8,482

Future minimum lease payments as of December 31, 2018, by year and in the aggregate, having non-cancelable lease terms in excess of one year were expected to be as follows:

Total Minimum
Lease Payments
2019	$1,652
2020	1,512
2021	833
2022	833
2023	833
Thereafter	4,721
Total lease payments	$10,384

9.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Compensation	$30,295	$13,803
Royalties	11,776	6,996
Research and development agreements	3,052	3,572
Consulting	471	527
Professional Fees	268	655
Other	3,160	10,504
Accrued Expenses	$49,022	$36,057

10.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Effective May 1, 2017, the Company amended the 2006 Research Agreement once again to extend the term of the agreement for an additional three years. As of December 31, 2019, in connection with this amendment, the Company was obligated to pay the University of Southern California up to $1.8 million for work to be performed during the remaining extended term, which expires April 30, 2020. From May 1, 2017 through December 31, 2019, the Company incurred $2.6 million in research and development expense for work performed under the 2006 Research Agreement.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $11.8 million, $7.0 million and $9.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG effective as of October 1, 2011. The term of the New OLED Materials Agreement ran through December 31, 2015 and is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The agreement was automatically renewed through December 31, 2020. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the years ended December 31, 2019, 2018 and 2017.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $1.4 million, $771,000 and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
12.	SHAREHOLDERS' EQUITY:

Preferred Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 5,000,000 shares of $0.01 par value preferred stock with designations, rights and preferences determined from time-to-time by the Company’s Board of Directors. Accordingly, the Company’s Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of shareholders of the Company’s common stock.

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

As of December 31, 2019, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of December 31, 2019, the Company had issued 48,852,193 shares of common stock, of which 47,486,545 were outstanding. During the years ended December 31, 2019 and 2018, the Company repurchased 4,011 and 3,774 shares, respectively, of common stock, now held as treasury stock, for aggregate purchase prices of $649,000 and $477,000, respectively.

Scientific Advisory Board Awards

During the years ended December 31, 2019 and 2018, the Company granted a total of 1,960 and 2,456 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2018 and 2017, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2019 and 2018.

Dividends

During the year ended December 31, 2019, the Company declared and paid cash dividends of $0.40 per common share, or $18.9 million, on the Company’s outstanding common stock.

On February 18, 2020, the Company’s Board of Directors declared a first quarter dividend of $0.15 per common share to be paid on March 31, 2020 to all shareholders of record as of the close of business on March 17, 2020. All future dividends will be subject to the approval of the Company’s Board of Directors.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2017, net of tax	$(246)	$(10,355)	$(65)	$(10,666)
Other comprehensive loss before reclassification	(12)	(2,184)	28	(2,168)
Reclassification to net income (1)	—	1,370	—	1,370	Selling, general and administrative, research and development and cost of sales
Change during period	(12)	(814)	28	(798)
Balance December 31, 2017, net of tax	(258)	(11,169)	(37)	(11,464)
Other comprehensive gain (loss) before reclassification	268	(6,690)	(9)	(6,431)
Reclassification to net income (1)	—	1,661	—	1,661	Selling, general and administrative, research and development and cost of sales
Change during period	268	(5,029)	(9)	(4,770)
Balance December 31, 2018, net of tax	10	(16,198)	(46)	(16,234)
Other comprehensive gain (loss) before reclassification	181	(3,492)	—	(3,311)
Reclassification to net income (1)	—	2,523	25	2,548	Selling, general and administrative, research and development and cost of sales
Change during period	181	(969)	25	(763)
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)

(1)

The Company reclassified amortization of prior service cost, actuarial loss and plan amendment cost for its retirement plan from accumulated other comprehensive loss to net income of $2.5 million, $1.7 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Refer to Note 15: Employee Retirement Plans
14.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2019, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of December 31, 2019, there were 2,248,573 shares that remained available to be granted under the Equity Compensation Plan.

Stock Options

The following table summarizes the stock option activity during the year ended December 31, 2019 for all the grants under the Equity Compensation Plan (in thousands, except share and per share data):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	500	$10.04
Forfeited/Expired	(500)	10.04
Outstanding at December 31, 2019	—	$—

No stock options were granted during the years ended December 31, 2019, 2018 and 2017.

The total intrinsic value of stock options exercised during the year ended December 31, 2017 was $146,000. No stock options were exercised during the years ended December 31, 2019 and 2018. There was no compensation expense recognized for the years ended December 31, 2019, 2018 and 2017.

During the years ended December 31, 2019, 2018 and 2017, no shares of common stock were tendered to net share settle the exercise of options.

Restricted Stock Award and Units

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

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2019	92,381	$97.56
Granted	58,549	168.95
Vested	(49,635)	87.96
Forfeited	(2,485)	103.79
Unvested, December 31, 2019	98,810	$144.53

The weighted average grant-date fair value of RSU awards granted was $168.95, $115.48 and $116.58 during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value as of the respective vesting dates of RSUs was $7.7 million, $8.1 million and $8.3 million for 2019, 2018 and 2017, respectively.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2019	409,949	$46.74
Granted	73,640	194.19
Vested	(171,946)	47.89
Unvested, December 31, 2019	311,643	$80.94

The weighted average grant-date fair value of RSA awards granted was $194.19, $122.15 and $83.25 during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value as of the respective vesting dates of RSAs was $28.4 million, $17.7 million and $14.8 million for 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $10.0 million, $7.6 million and $8.5 million, respectively, cost of sales of $1.1 million, $758,000 and $443,000, respectively, and research and development expense of $2.5 million, $2.0 million and $1.6 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2019, 2018 and 2017, 86,075, 86,679 and 89,661 shares, respectively, with aggregate fair values of $14.0 million, $9.2 million and $7.8 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $632,000, $64,000 and $976,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company’s common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2019, 2018 and 2017, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $916,000, $4.3 million and $1.6 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 9,332, 25,000 and 27,500 shares during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the total unrecognized expense related to all restricted stock awards and units was $30.0 million, which the Company expects to recognize over a weighted average period of 2.25 years.

Performance Unit Awards

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

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2019	52,730	$86.43
Granted	25,746	198.72
Vested	(40,695)	59.09
Unvested, December 31, 2019	37,781	$134.97

During the years ended December 31, 2019, 2018 and 2017, the Company granted 10,096, 40,601 and 24,664 performance units, respectively, of which 5,050, 6,022 and 7,817 units, respectively, are subject to performance-based vesting requirements and 5,046, 6,025 and 7,821 units, respectively, are subject to market-based vesting requirements, and will vest over the terms described below. During the years ended December 31, 2019, 2018 and 2017, there were also 15,650, 28,554 and 9,026 incremental performance-based shares, respectively, that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value of the performance unit awards granted was $198.72, $119.62 and $105.65 during the years ended December 31, 2019, 2018 and 2017, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $1.7 million, $1.3 million and $1.2 million, respectively, cost of sales of $208,000, $141,000 and $119,000, respectively, and research and development expense of $419,000, $330,000 and $276,000, respectively.

In connection with the vesting of performance units during the years ended December 31, 2019, 2018 and 2017, 16,668, 25,208 and 19,217 shares, respectively, with aggregate fair values of $2.6 million, $2.9 million and $1.6 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2019, the total unrecognized compensation expense related to performance unit awards was $2.7 million, which the Company expects to recognize over a weighted average period of 1.87 years.

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

For the years ended December 31, 2019, 2018 and 2017, the Company issued 7,492, 10,303 and 9,730 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $889,000, $798,000 and $734,000, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded charges of $79,000, $82,000 and $69,000, respectively, to selling, general and administrative expense, $73,000, $81,000, $46,000, respectively, to cost of sales and $118,000, $130,000 and $94,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.
15.	EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $880,000, $1.2 million and $601,000, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment. As of December 31, 2019 there were seven participants in the SERP.

The SERP benefit is based on a percentage of the participant’s annual base salary and in certain cases, the participant's average annual bonus for the most recent three fiscal years ending prior to the participant's date of termination of employment with the Company for the life of the participant. For this purpose, annual base salary means 12 times the average monthly base salary paid or payable to the participant during the 24-month period immediately preceding the participant’s date of termination of employment, or, if required, the date of a change in control of the Company.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $21.7 million as accumulated other comprehensive loss as of December 31, 2019. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2020 is $3.4 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$44,055	$33,176
Service cost	969	1,301
Interest cost	1,613	1,047
Actuarial loss	4,480	8,531
Benefit obligation, end of year	51,117	44,055
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$51,117	$44,055
Current liability	—	—
Noncurrent liability	$51,117	$44,055

The accumulated benefit obligation for the plan was $48.1 million and $41.3 million as of December 31, 2019 and 2018, respectively.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Service cost	$969	$1,301	$1,214
Interest cost	1,613	1,047	1,013
Amortization of prior service cost	1,595	1,683	1,667
Amortization of loss	1,641	435	457
Total net periodic benefit cost	$5,818	$4,466	$4,351

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2019	2018
Discount rate	2.64%	3.82%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate	3.82%	3.22%	3.41%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2020 are as follows (in thousands):

Amortization of prior service cost	$1,099
Amortization of loss	2,260
Total	$3,359

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2020	$—
2021	3,777
2022	4,288
2023	4,618
2024	4,618
2025-2029	28,400
Thereafter	25,800

16.	COMMITMENTS AND CONTINGENCIES:

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

The Company has agreements with six executive officers and two employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If the executive’s employment is terminated in connection with the change in control, the executive is entitled to a lump-sum cash payment equal to two times the sum of the average annual base salary and bonus of the officer and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see Note 11) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2019, 2018 and 2017, the Company had purchase commitments for inventory of $22.0 million, $15.9 million and $14.2 million, respectively.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under European Patent Convention Article 83. The Company believes the EPO's decision relating to the original claims is erroneous, and has appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. The EPO Opposition Division has scheduled and appeal hearing for the third quarter of 2020. The patent, as originally granted, is deemed valid during the pendency of the appeals process.

At this time, based on its current knowledge, the Company believes that the patent being challenged should be declared valid and that all or a significant portion of the Company's claims should be upheld. However, the Company cannot make any assurances of this result.

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely used in the marketplace.

17.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, were as follows (in thousands):

	2019		2018		2017
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	44%	$13,830	37%	$14,419	62%	$19,588
B	27%	19,346	33%	11,990	24%	17,348
C	15%	10,592	10%	9,071	6%	10,632

Revenues from outside of North America represented approximately 97%, 94%, and 97% of consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2019	2018	2017
South Korea	$250,562	$171,915	$289,418
China	135,259	51,931	24,892
Japan	5,276	6,823	8,542
Other non-U.S. locations	2,270	2,967	2,438
Total non-U.S. locations	393,367	233,636	325,290
United States	11,810	13,778	10,339
Total revenue	$405,177	$247,414	$335,629

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	2019	2018
United States	$80,027	$64,560
Other	7,845	5,179
Total long-lived assets	$87,872	$69,739

 Substantially all chemical materials were purchased from one supplier. See Note 11.
18.	INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$53,629	$13,565	$100,260
Foreign	116,276	50,746	49,277
Income before income taxes	$169,905	$64,311	$149,537

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Current income tax expense:
Federal	$(20,108)	$(9,097)	$(5,817)
State	(755)	(511)	(54)
Foreign	(16,514)	(8,677)	(15,406)
	(37,377)	(18,285)	(21,277)
Deferred income tax benefit (expense):
Federal	5,208	12,622	(24,425)
State	1,054	611	(23)
Foreign	(486)	(419)	73
	5,776	12,814	(24,375)
Income tax expense	$(31,601)	$(5,471)	$(45,652)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	0.1	(0.2)	—
Effect of foreign operations	(5.4)	(4.7)	(7.1)
Accruals and reserves	(1.1)	—	0.1
Nondeductible employee compensation	2.5	1.7	1.5
Research tax credits	(1.4)	(2.7)	(0.7)
Change in valuation allowance	—	—	(4.1)
Stock based compensation	(1.7)	(2.7)	(1.9)
U.S. Tax Cuts and Jobs Act	—	(3.5)	7.7
U.S. International Tax (Sub F, GILTI, FDII)	3.8	(1.2)	—
Other	0.8	0.8	—
Effective tax rate	18.6%	8.5%	30.5%

The following table summarizes Company tax loss and tax credit carry forwards for tax return purposes at December 31, 2019 (in thousands):

	Related Tax Deduction	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	n/a	$3,368	2026 to 2034
Total credit carry forwards	n/a	$3,368

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax asset:
Capitalized technology license	$560	$553
Capitalized research expenditures	3,319	4,710
Accruals and reserves	4,130	2,890
Retirement plan	11,363	9,570
Deferred revenue	14,354	12,028
Tax credit carry forwards	3,997	2,895
Stock-based compensation	1,884	1,701
Other	1,682	47
	41,289	34,394
Valuation allowance	(3,368)	(2,893)
Deferred tax assets	37,921	31,501
Deferred tax liability:
Accruals and reserves	(7,546)	(7,124)
Deferred tax liabilities	(7,546)	(7,124)
Net deferred tax assets	$30,375	$24,377

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

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax.  Based on this decision, the Company has decided to litigate the Korean withholding taxes paid or withheld on the 2018 and 2019 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of December 31, 2019 and 2018, the Company has recorded a long-term asset of $26.9 million and $13.6 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $25.7 million and $7.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and R&D credits of $20.7 million has been recorded on the December 31, 2019 and 2018 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017.  The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. As a result, a petition has been filed with the Tax Tribunal.  Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of December 31, 2019 and 2018.

For the years ended December 31, 2019, 2018 and 2017, the Company has incurred Korean withholding tax of $14.9 million, $14.9 million and $17.6 million, respectively; which is currently being appealed based on the interpretation of the Korea-U.S. Tax Treaty and recent Korean Supreme Court decisions.

The Company’s 2013 federal income tax return was audited by the Internal Revenue Services with no change; the years 2016 to 2019 are open and subject to examination. The State of New Jersey is currently auditing the 2014 to 2017 tax returns of UDC Inc. The state and foreign tax returns are open for a period of generally three to four years.

The above estimates may change in the future and ultimately upon settlement of these uncertain tax positions.
19.	REVENUE RECOGNITION:

Effective on January 1, 2018, the Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The standard establishes the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.

During the year ended December 31, 2019, the Company entered into a transaction with one of its customers for emitters involving elements of variable consideration. Due to the escalation in trade policy tension between the governments of China and the United States, the customer required a larger than normal shipment of emitters having a right to return them through March 15, 2020 in order to accommodate their uncertain production needs. Per Topic 606, the Company was constrained to recognizing revenue on this unique shipment to the extent that it was probable that a significant revenue reversal would not occur and deferred recognition of the remainder until after the inherent uncertainties of the transaction were resolved. These uncertainties include factors that are outside of the Company’s influence, including the customer’s production needs and complexities associated with the current international health and trade issues in China.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded 97%, 95% and 97%, respectively, of its revenue from sales of material and 3%, 5% and 3%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of December 31, 2019
Accounts receivable	$60,452
Short-term unbilled receivables	1,362
Long-term unbilled receivables	—
Short-term deferred revenue	97,333
Long-term deferred revenue	47,529

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at December 31, 2019 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of December 31, 2019, the Company had $6.5 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the years ended December 31, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31, 2019
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	133,394
Increases due to cash received	—	(157,321)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	1,632
Unbilled receivables recognized	1,834	—
Transferred to receivables from unbilled receivables	(1,492)	—
Net change	342	(22,295)
Balance at December 31, 2019	$1,362	$(144,862)

	Year Ended December 31, 2018
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2017	$70	$(38,883)
Adoption of Topic 606 on January 1, 2018	307	(21,307)
Adjusted balance on January 1, 2018	377	(60,190)
Revenue recognized that was previously included in deferred revenue	—	64,562
Increases due to cash received	—	(130,639)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	3,700
Unbilled receivables recognized	2,024	—
Transferred to receivables from unbilled receivables	(1,381)	—
Net change	643	(62,377)
Balance at December 31, 2018	$1,020	$(122,567)

Adoption of Topic 606

The Company adopted Topic 606 beginning January 1, 2018 using the “modified retrospective” approach, meaning the standard was applied only to the most current period presented in the financial statements, with a cumulative adjustment to retained earnings. Under this transition method, the Company elected to apply Topic 606 only to contracts that were not complete at the initial adoption date. Adoption of the new standard resulted in a reduction of retained earnings of $17.1 million on January 1, 2018.

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

Prior to the adoption of Topic 606 on January 1, 2018, the Company recognized revenue in accordance with ASC Topic 605, Revenue Recognition (Topic 605). The impact of Topic 606 on revenue for the years ended December 31, 2018, was a decrease of $78.9 million, respectively, from the amount that would have been reported under Topic 605.

The following tables summarize the impacts of adopting Topic 606 on the Company’s Consolidated Financial Statements for the year ended December 31, 2018 (in thousands)

Consolidated Balance Sheet

	Impact of Changes in Accounting Policies
December 31, 2018	As Reported	Adjustment	Balances Without Adoption of Topic 606
ASSETS
Other assets (current and non-current)	$70,892	$—	$70,892
Deferred income taxes	24,377	(11,153)	13,224
TOTAL ASSETS	933,424	(11,153)	922,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred revenue (current and non-current)	122,567	(99,885)	22,682
Retained earnings	129,552	88,732	218,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	933,424	(11,153)	922,271

Consolidated Statement of Income

	Impact of Changes in Accounting Policies
Year Ended December 31, 2018	As Reported	Adjustment	Balances Without Adoption of Topic 606
REVENUE	$247,414	$78,885	$326,299
Gross margin	193,873	78,885	272,758
OPERATING INCOME	56,735	78,885	135,620
INCOME BEFORE INCOME TAXES	64,311	78,885	143,196
INCOME TAX EXPENSE	(5,471)	(7,252)	(12,723)
NET INCOME	58,840	71,633	130,473

Consolidated Statement of Cash Flows

	Impact of Changes in Accounting Policies
Year Ended December 31, 2018	As Reported	Adjustment	Balances Without Adoption of Topic 606
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,840	$71,633	$130,473
Amortization of deferred revenue and recognition of unbilled receivables	(68,905)	(81,991)	(150,896)
Deferred income tax (benefit) expense	(12,814)	10,358	(2,456)
Other assets (current and non-current)	(59,062)	—	(59,062)
Net cash provided by operating activities	121,796	—	121,796

20.	NET INCOME PER COMMON SHARE:

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share, which requires earnings per share (EPS) for each class of stock to be calculated using the two-class method. The two-class method is an allocation of income between the holders of common stock and the Company's participating security holders. Under the two-class method, income for the reporting period is allocated between common shareholders and other security holders based on their respective participation rights in undistributed income. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.

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

For purposes of determining diluted net income per common share, basic net income per share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, restricted stock units and performance units, and the impact of shares to be issued under the Employee Stock Purchase Plan.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the year ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2015
Numerator:
Net income	$138,304	$58,840	$103,885
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(1,106)	(690)	(1,638)
Adjusted net income	$137,198	$58,150	$102,247
Denominator:
Weighted average common shares outstanding – Basic	46,959,775	46,849,588	46,725,289
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,334	1,956	2,611
Restricted stock awards and units and performance units	34,353	45,222	77,294
Weighted average common shares outstanding – Diluted	46,995,462	46,896,766	46,805,194
Net income per common share:
Basic	$2.92	$1.24	$2.19
Diluted	$2.92	$1.24	$2.18

 For the year ended December 31, 2019, 2018, and 2017, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none, 4,414 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.
21.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2019. In the opinion of Company management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2019 (in thousands, except per share data):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total
Revenue	$87,765	$118,168	$97,515	$101,729	$405,177
Net income	$31,474	$43,440	$36,962	$26,428	$138,304
Net income per common share:
Basic	$0.66	$0.92	$0.78	$0.56	$2.92
Diluted	$0.66	$0.92	$0.78	$0.56	$2.92

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