Form 10-K/A
period 2019-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2020-03-20
CIK 1005284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission on February 20, 2020, is to file a revised Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to the Form 10-K.  As originally filed, the last sentence of the substantive paragraph set forth in Exhibit 23.1 mistakenly read: “Our report on the Consolidated Financial Statements refers to changes in the accounting for revenue and excess tax benefits from share-based payment transactions.” As corrected, such sentence now reads “Our report refers to a change in the accounting methods for revenue and leases.”

No changes have been made to the Form 10-K other than the filing of the corrected Exhibit 23.1. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
4@	Description of Securities
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (3)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (3)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (3)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (3)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (3)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (4)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (4)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (4)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (4)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (3)
10.11#	Equity Retention Agreement between the registrant and Steven V. Abramson, dated as of March 18, 2010 (5)

10.12#	Equity Retention Agreement between the registrant and Sidney D. Rosenblatt, dated as of March 18, 2010 (5)
10.13#	Equity Retention Agreement between the registrant and Julia J. Brown, dated as of January 6, 2011 (6)
10.14#	Equity Retention Agreement between the registrant and Janice K. Mahon, dated as of January 6, 2011 (6)
10.15#	Amended and Restated Change in Control Agreement between the Registrant and Mauro Premutico, dated April 16, 2012 (7)
10.16#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (5)
10.17#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (8)
10.18	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (9)
10.19	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (10)
10.20

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (11)

10.21	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (12)
10.22+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (13)
10.23+	OLED Patent License Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (14)
10.24+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (14)
10.25+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (15)
10.26#	Universal Display Corporation Annual Incentive Plan (16)
10.27#	Form Agreement - Restricted Stock Unit Grant Letter (17)
10.28#	Form Agreement - Performance Unit Grant Letter (17)
10.29#	Universal Display Corporation Equity Compensation Plan (18)
10.30#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (19)
10.31#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (20)
10.32#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015 (20)
10.33#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (21)
10.34#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015 (21)
10.35+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (22)
10.36@#	Equity Grant Agreement between the registrant and Steven V. Abramson, dated as of December 12, 2019
10.37@#	Equity Grant Agreement between the registrant and Sidney D. Rosenblatt, dated as of December 12, 2019
10.38@#	Equity Grant Agreement between the registrant and Julia J. Brown, dated as of December 12, 2019
10.39@#	Equity Grant Agreement between the registrant and Mauro Premutico, dated as of December 12, 2019
10.40@#	Equity Grant Agreement between the registrant and Janice K. Mahon, dated as of December 12, 2019
21@	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

By:	/s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

Date: March 20, 2020