Form 10-Q
period 2020-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2020-05-07
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had outstanding 47,105,800 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,744	$131,627
Short-term investments	417,032	514,461
Accounts receivable	82,592	60,452
Inventory	74,068	63,953
Other current assets	15,635	21,946
Total current assets	812,071	792,439
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $60,891 and $57,276	88,350	87,872
ACQUIRED TECHNOLOGY, net of accumulated amortization of $137,613 and $132,468	85,629	90,774
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $5,113 and $4,768	11,727	12,072
GOODWILL	15,535	15,535
INVESTMENTS	5,000	5,000
DEFERRED INCOME TAXES	28,729	30,375
OTHER ASSETS	89,335	86,090
TOTAL ASSETS	$1,136,376	$1,120,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,370	$13,296
Accrued expenses	21,648	49,022
Deferred revenue	99,565	97,333
Other current liabilities	4,971	1,857
Total current liabilities	136,554	161,508
DEFERRED REVENUE	49,866	47,529
RETIREMENT PLAN BENEFIT LIABILITY	51,711	51,117
OTHER LIABILITIES	51,548	48,554
Total liabilities	289,679	308,708
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,910,232 and 48,852,193 shares issued, and 47,544,584 and 47,486,545 shares outstanding, at March 31, 2020 and December 31, 2019, respectively	489	489
Additional paid-in capital	621,967	620,236
Retained earnings	280,060	249,003
Accumulated other comprehensive loss	(14,537)	(16,997)
Treasury stock, at cost (1,365,648 shares at March 31, 2020 and December 31, 2019)	(41,284)	(41,284)
Total shareholders’ equity	846,697	811,449
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,136,376	$1,120,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
REVENUE	$112,277	$87,765
COST OF SALES	22,459	15,814
Gross margin	89,818	71,951
OPERATING EXPENSES:
Research and development	19,497	15,829
Selling, general and administrative	15,403	11,969
Amortization of acquired technology and other intangible assets	5,490	5,486
Patent costs	1,638	1,770
Royalty and license expense	3,284	2,537
Total operating expenses	45,312	37,591
OPERATING INCOME	44,506	34,360
Interest income, net	2,147	2,831
Other income, net	202	282
Interest and other income, net	2,349	3,113
INCOME BEFORE INCOME TAXES	46,855	37,473
INCOME TAX EXPENSE	(8,700)	(5,999)
NET INCOME	$38,155	$31,474
NET INCOME PER COMMON SHARE:
BASIC	$0.80	$0.66
DILUTED	$0.80	$0.66
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,093,033	46,892,914
DILUTED	47,122,829	46,931,999
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$38,155	$31,474
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of $525 and $13, respectively	1,855	47
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $182 and $175, respectively	638	634
Change in cumulative foreign currency translation adjustment	(33)	33
TOTAL OTHER COMPREHENSIVE INCOME	2,460	714
COMPREHENSIVE INCOME	$40,615	$32,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449
Net income	—	—	—	—	—	38,155	—	—	—	38,155
Other comprehensive income	—	—	—	—	—	—	2,460	—	—	2,460
Cash dividend	—	—	—	—	—	(7,098)	—	—	—	(7,098)
Issuance of common stock to employees	—	—	80,483	—	5,665	—	—	—	—	5,665
Shares withheld for employee taxes	—	—	(30,437)	—	(4,816)	—	—	—	—	(4,816)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	5,678	—	554	—	—	—	—	554
Issuance of common stock to employees under an ESPP	—	—	2,315	—	328	—	—	—	—	328
BALANCE, MARCH 31, 2020	200,000	$2	48,910,232	$489	$621,967	$280,060	$(14,537)	1,365,648	$(41,284)	$846,697

	Three Months Ended March 31, 2019
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2018	200,000	$2	48,681,524	$487	$617,334	$129,552	$(16,234)	1,361,637	$(40,635)	$690,506
Net income	—	—	—	—	—	31,474	—	—	—	31,474
Other comprehensive income	—	—	—	—	—	—	714	—	—	714
Cash dividend	—	—	—	—	—	(4,717)	—	—	—	(4,717)
Issuance of common stock to employees	—	—	107,213	1	3,536	—	—	—	—	3,537
Shares withheld for employee taxes	—	—	(38,755)	—	(5,757)	—	—	—	—	(5,757)
Common shares repurchased	—	—	—	—	—	—	—	4,011	(649)	(649)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	7,758	—	816	—	—	—	—	816
Issuance of common stock to employees under an ESPP	—	—	2,571	—	277	—	—	—	—	277
BALANCE, MARCH 31, 2019	200,000	$2	48,760,311	$488	$616,206	$156,309	$(15,520)	1,365,648	$(41,284)	$716,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,155	$31,474
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(40,511)	(26,976)
Depreciation	3,615	2,758
Amortization of intangibles	5,490	5,486
Change in excess inventory reserve	611	224
Amortization of premium and discount on investments, net	(2,005)	(1,741)
Stock-based compensation to employees	5,735	3,610
Stock-based compensation to Board of Directors and Scientific Advisory Board	254	516
Deferred income tax expense (benefit)	940	(592)
Retirement plan expense	1,414	1,501
Decrease (increase) in assets:
Accounts receivable	(22,140)	(8,995)
Inventory	(10,726)	1,735
Other current assets	7,706	177
Other assets	(3,245)	(2,966)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(29,340)	(12,117)
Other current liabilities	3,114	3,744
Deferred revenue	43,685	33,080
Other liabilities	2,994	3,132
Net cash provided by operating activities	5,746	34,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,782)	(13,283)
Purchases of intangibles	—	(401)
Purchases of investments	(148,592)	(165,471)
Proceeds from sale of investments	250,400	170,050
Net cash provided by (used in) investing activities	97,026	(9,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	259	204
Repurchase of common stock	—	(649)
Payment of withholding taxes related to stock-based compensation to employees	(4,816)	(5,757)
Cash dividends paid	(7,098)	(4,717)
Net cash used in financing activities	(11,655)	(10,919)
INCREASE IN CASH AND CASH EQUIVALENTS	91,117	14,026
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	131,627	211,022
CASH AND CASH EQUIVALENTS, END OF PERIOD	$222,744	$225,048
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$2,380	$60
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	689	(351)

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

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The current portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2020, the Company had no leases that qualified as financing arrangements.

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

At the same time the Company entered into the current commercial license agreement with SDC, the Company also entered into a new supplemental material purchase agreement with SDC. Under the supplemental material purchase agreement, SDC agrees to purchase from the Company a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

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

In 2019, the Company entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). In 2020, the Company entered into long-term, multi-year agreements with CSOT. Under these agreements, the Company has granted CSOT non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company supplies phosphorescent OLED materials to CSOT for use in its licensed products.

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

Share-Based Payment Awards

The Company recognizes in the Consolidated Statements of Income the grant-date fair value of equity-based awards such as shares issued under employee stock purchase plans, restricted stock awards, restricted stock units and performance unit awards issued to employees and directors.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04, beginning on January 1, 2020, did not have a significant impact on the Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including debt investments and trade receivables, from an incurred loss method to a new-forward looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. The adoption of ASU 2016-13, beginning on January 1, 2020, did not have a significant impact on the Consolidated Financial Statements and related disclosures.

3.	CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company’s portfolio of fixed income securities consists of term bank certificates of deposit and U.S. Government bonds. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
March 31, 2020
Cash accounts in banking institutions	$108,664	$—	$—	$108,664
Money market accounts	14,085	—	—	14,085
U.S. Government bonds	99,989	7	(1)	99,995
	$222,738	$7	$(1)	$222,744
December 31, 2019
Cash accounts in banking institutions	$119,272	$—	$—	$119,272
Money market accounts	12,355	—	—	12,355
	$131,627	$—	$—	$131,627

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2020
Certificates of deposit	$750	$2	$—	$752
U.S. Government bonds	413,723	2,557	—	416,280
	$414,473	$2,559	$—	$417,032
December 31, 2019
Certificates of deposit	$700	$—	$—	$700
U.S. Government bonds	513,577	190	(6)	513,761
	$514,277	$190	$(6)	$514,461

Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. As of March 31, 2020, the Company had one minority investment with a carrying value of $5.0 million accounted for as an equity security without a readily determinable fair value.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$114,080	$114,080	$—	$—
Short-term investments	417,032	417,032	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,355	$12,355	$—	$—
Short-term investments	514,461	514,461	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2020 or December 31, 2019.
5.	INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$31,802	$25,920
Work-in-process	5,234	7,987
Finished goods	37,032	30,046
Inventory	$74,068	$63,953

The Company recorded an increase in inventory reserve of $611,000 and $224,000 for the three months ended March 31, 2020 and 2019, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$2,642	$2,642
Building and improvements	49,790	47,994
Office and lab equipment	75,784	74,726
Furniture, fixtures and computer related assets	7,787	7,592
Construction-in-progress	13,238	12,194
	149,241	145,148
Less: Accumulated depreciation	(60,891)	(57,276)
Property and equipment, net	$88,350	$87,872

Depreciation expense was $3.6 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.
7.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	401	401
	223,242	223,242
Less: Accumulated amortization	(137,613)	(132,468)
Acquired technology, net	$85,629	$90,774

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended March 31, 2020 and 2019. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $15.4 million for the nine months ending December 31, 2020, $20.6 million in the year ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the year ending December 31, 2024 and $14.5 million in total thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At March 31, 2020, these other intangible assets consist of the following (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(3,370)	$7,150
Developed IP, processes and recipes	4,820	(1,188)	3,632
Trade name/Trademarks	1,500	(555)	945
Total identifiable other intangible assets	$16,840	$(5,113)	$11,727

Amortization expense related to other intangible assets was $345,000 and $342,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.0 million for the nine months ending December 31, 2020, $1.4 million in each of the years ending December 31, 2021 through 2024, and $5.1 million in total thereafter.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2020, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$537	$430
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$8,273

As of March 31, 2020, current operating leases had remaining terms between one and nine years with options to extend the lease terms and the Company had operating lease right-of-use assets of $8.0 million, current operating lease liabilities of $1.4 million and long-term operating lease liabilities of $6.6 million.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2020
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	5.5%

Undiscounted future minimum lease payments as of March 31, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2020 (1)	$1,415
2021	1,252
2022	1,183
2023	1,044
2024	987
Thereafter	3,807
Total lease payments	9,688
Less: Imputed interest	(1,737)
Present value of lease payments	$7,951

(1)	Scheduled maturities of lease liabilities represent the time-period of April 1, 2020 to December 31, 2020.
9.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

As a result of the transfer, the Company entered into a new Sponsored Research Agreement with the University of Southern California to sponsor OLED technology research and, on a subcontractor basis, with the University of Michigan. This new Sponsored Research Agreement (as amended, the 2006 Research Agreement) was effective as of May 1, 2006 and had an original term of three years. Since then, the 2006 Research Agreement was amended and extended several times with the most recent amendment having been completed on March 13, 2020, extending the term through April 30, 2023 with an option to extend the term for an additional two years. The 2006 Research Agreement superseded the 1997 Research Agreement with respect to all work performed at the University of Southern California and the University of Michigan. Payments under the 2006 Research Agreement were made to the University of Southern California on a quarterly basis as actual expenses were incurred. As of March 31, 2020, the Company was obligated to pay the University of Southern California up to $9.1 million for work to be performed during the remaining extended term, which expires April 30, 2023. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $272,000 and $243,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company is obligated, under the 1997 Amended License Agreement, to pay to Princeton University minimum annual royalties. The minimum royalty payment is $100,000 per year. The Company recorded royalty expense in connection with this agreement of $3.3 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively.

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

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries, Inc. (PPG) (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG effective as of October 1, 2011. The term of the New OLED Materials Agreement ran through December 31, 2015 and shall be automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The agreement was automatically renewed through December 31, 2020. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three months ended March 31, 2020 or 2019.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $473,000 and $74,000 for the three months ended March 31, 2020 and 2019, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
11.	SHAREHOLDERS’ EQUITY:

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

As of March 31, 2020, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of March 31, 2020, the Company had issued 48,910,232 shares of common stock, of which 47,544,584 were outstanding. During the three months ended March 31, 2020, the Company repurchased no shares of common stock and during the three months ended March 31, 2019, the Company repurchased 4,011 shares of common stock, now held as treasury stock, for an aggregate purchase price of $649,000.

Scientific Advisory Board Awards

During the three months ended March 31, 2020 and 2019, the Company granted a total of 1,926 and 1,960 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2019 and 2018, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

Dividends

During the three months ended March 31, 2020, the Company declared and paid cash dividends of $0.15 per common share, or $7.1 million, on the Company’s outstanding common stock.

On May 5, 2020, the Company’s Board of Directors declared a second quarter dividend of $0.15 per common share to be paid on June 30, 2020 to all shareholders of record as of the close of business on June 15, 2020. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive gain before reclassification	1,855	—	(33)	1,822
Reclassification to net income (1)	—	638	—	638	Selling, general and administrative, research and development and cost of sales
Change during period	1,855	638	(33)	2,460
Balance March 31, 2020, net of tax	$2,046	$(16,529)	$(54)	$(14,537)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2018, net of tax	$10	$(16,198)	$(46)	$(16,234)
Other comprehensive gain (loss) before reclassification	47	—	33	80
Reclassification to net income (1)	—	634	—	634	Selling, general and administrative, research and development and cost of sales
Change during period	47	634	33	714
Balance March 31, 2019, net of tax	$57	$(15,564)	$(13)	$(15,520)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $638,000 and $634,000 for the three months ended March 31, 2020 and 2019, respectively.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.
13.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2020, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity

Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2020, there were 2,018,037 shares that remained available to be granted under the Equity Compensation Plan.

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

During the three months ended March 31, 2020, the Company granted 125,040 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $19.5 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2020 and 2019, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.3 million and $2.4 million, respectively, research and development expense of $877,000 and $546,000, respectively, and cost of sales of $400,000 and $227,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2020 and 2019, 24,474 and 25,731 shares, respectively, with aggregate fair values of $3.9 million and $3.8 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended March 31, 2020 and 2019, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development credit of $43,000 and expense of $282,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2020 and 2019, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $297,000 and $234,000, respectively.  In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 1,614 and 2,590 shares, respectively, during the three months ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2020, the Company granted 95,772 performance units, of which 47,885 units are subject to performance-based vesting requirements and 47,887 units are subject to market-based vesting requirements, and will vest over the terms described below. The weighted average grant date fair value of the performance unit awards granted was $16.1 million for the three months ended March 31, 2020, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the three months ended March 31, 2020 and 2019, the Company recorded selling, general and administrative expense of $811,000 and $266,000, respectively, research and development expense of $202,000 and $65,000, respectively, and cost of sales of $113,000 and $29,000, respectively, related to performance units.

In connection with the vesting of performance units during the three months ended March 31, 2020 and 2019, 5,963 and 16,668 shares, respectively, with an aggregate fair value of $930,000 and $2.6 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2020 and 2019, the Company issued 2,315 and 2,571 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $259,000 and $204,000, respectively.

For both the three months ended March 31, 2020 and 2019, the Company recorded charges of $22,000 to selling, general and administrative expense and $19,000 to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the three months ended March 31, 2020 and 2019, the Company recorded charges of $28,000 and $32,000, respectively, to research and development expense related to the ESPP.
14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2020, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$273	$288
Interest cost	321	403
Amortization of prior service cost	275	399
Amortization of loss	545	411
Total net periodic benefit cost	$1,414	$1,501

15.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2020 and December 31, 2019, the Company had purchase commitments for inventory of $24.9 million and $22.0 million, respectively.

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

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2020	2019	March 31, 2020
A	41%	40%	$20,663
B	25%	30%	$10,870
C	23%	13%	$33,421

Revenues from outside of North America represented approximately 98% and 97% of consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2020	2019
South Korea	$69,425	$61,499
China	37,834	20,778
Japan	1,787	1,846
Other non-U.S. locations	497	583
Total non-U.S. locations	109,543	84,706
United States	2,734	3,059
Total revenue	$112,277	$87,765

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2020	December 31, 2019
United States	$79,969	$80,027
Other	8,381	7,845
Total long-lived assets	$88,350	$87,872

Substantially all chemical materials were purchased from one supplier. See Note 10.
17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.6% and 16.0% for the three months ended March 31, 2020 and 2019, respectively. The Company recorded an income tax expense of $8.7 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $450,000 and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowance that has historically been recorded related to the New Jersey research and development credit.

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, the Company has decided to litigate the Korean withholding taxes paid or withheld on the 2018, 2019 and 2020 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of March 31, 2020 and December 31, 2019, the Company has recorded a long-term asset of $30.2 million and $26.9 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $29.0 million and $25.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the March 31, 2020 and December 31, 2019 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. As a result, a petition has been filed with the Tax Tribunal. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of March 31, 2020 and December 31, 2019.

The Company’s federal income tax returns for the years 2016 to 2019 are open and subject to examination. The State of New Jersey is currently auditing the 2014 and 2017 tax returns of UDC, Inc. The State and foreign tax returns are open for a period of generally three to four years.

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

During the year ended December 31, 2019, the Company entered into a transaction with one of its customers for emitters involving elements of variable consideration. Due to the escalation in trade policy tension between the governments of China and the United States, the customer required a larger than normal shipment of emitters having a right to return them through March 15, 2020 in order to accommodate their uncertain production needs. Per Topic 606, the Company was constrained to recognizing revenue on this unique shipment to the extent that it was probable that a significant revenue reversal would not occur and deferred recognition of the remainder until after the inherent uncertainties of the transaction were resolved. These uncertainties included factors that were outside of the Company’s influence, including the customer’s production needs and complexities associated with the current international health and trade issues in China. On March 15, 2020, the inherent uncertainties of the transaction were resolved as the customer did not exercise their right of return provision. This event resulted in the recognition of the previously constrained revenue during the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, the Company recorded 98% and 97% of its revenue from sales of materials, respectively, and 2% and 3% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2020
Accounts receivable	$82,592
Short-term unbilled receivables	2,757
Short-term deferred revenue	99,565
Long-term deferred revenue	49,866

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at March 31, 2020 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of March 31, 2020, the Company had $5.2 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31, 2020
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue	—	38,749
Increases due to cash received	—	(43,685)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	367
Unbilled receivables recognized	1,395	—
Transferred to receivables from unbilled receivables	—	—
Net change	1,395	(4,569)
Balance at March 31, 2020	$2,757	$(149,431)

	Three Months Ended March 31, 2019
	Unbilled Receivables Increase (Decrease)	Deferred Revenue (Increase) Decrease
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	27,596
Increases due to cash received	—	(33,080)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	159
Transferred to receivables from unbilled receivables	(779)	—
Net change	(779)	(5,325)
Balance at March 31, 2019	$241	$(127,892)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$38,155	$31,474
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(339)	(325)
Adjusted net income	$37,816	$31,149
Denominator:
Weighted average common shares outstanding – Basic	47,093,033	46,892,914
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	441	800
Restricted stock awards and units and performance units	29,355	38,285
Weighted average common shares outstanding – Diluted	47,122,829	46,931,999
Net income per common share:
Basic	$0.80	$0.66
Diluted	$0.80	$0.66

For the three months ended March 31, 2020 and 2019, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 14,112 and 1,157, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the section entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

Material sales relate to our sale of OLED materials for incorporation into our customers’ commercial OLED products or for their OLED development and evaluation activities. Material sales are generally recognized at the time control passes, which is typically at the time of shipment or at the time of delivery, depending upon the contractual agreement between the parties.

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

At the same time that we entered into the current commercial license agreement with SDC, we also entered into a material purchase agreement with SDC. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

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

In 2019, we entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). In 2020, we entered into long-term, multi-year agreements with CSOT. Under these agreements, we have granted CSOT non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to CSOT for use in its licensed products.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2020, Adesis employed a team of 97 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

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

Further, we are monitoring the impact of the novel coronavirus 2019 (COVID-19) on our business. Our global operations, and the global nature of our customer base, expose us to risks associated with public health crises, such as pandemics and epidemics. While we believe the ongoing COVID-19 pandemic had a limited impact on our operations and financial results for the three months ended March 31, 2020, we expect the pandemic, as it evolves, to have an adverse impact on our results of operations, due in large part to the potential disruption of the global economy and its impact on our customers and their demand for our phosphorescent emitters.

At this time, the crisis has not had a significant impact on our ability to fulfill shipments as required by our customers. However, this sustainability is uncertain and is dependent upon the rapidly evolving situations being encountered by our logistics and supply chain partners. In an effort to protect the health and safety of our employees, we have taken proactive measures to adopt social distancing policies at all of our locations, including working from home, reducing the number of people in our sites at any one time, and suspending employee travel.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will be adversely impacted for at least the balance of 2020, including as a result of:

•	temporary closure of electronics and other retail stores through which our customers sell the products for which they use our technology and materials;
•

consumer confidence and consumer spending habits, including spending for the products that our customers sell and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels;

•	possible disruption to the supply chain caused by distribution and other logistical issues, which may impact suppliers of our raw materials;
•	decreased productivity due to travel ban, work-from-home policies or shelter-in-place orders;
•	a slowdown in the U.S. economy, and uncertain global economic outlook or a credit crisis.

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow. We continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and on our financial results for the remainder of the 2020 fiscal year.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
REVENUE	$112,277	$87,765	$24,512
COST OF SALES	22,459	15,814	6,645
Gross margin	89,818	71,951	17,867
OPERATING EXPENSES:
Research and development	19,497	15,829	3,668
Selling, general and administrative	15,403	11,969	3,434
Amortization of acquired technology and other intangible assets	5,490	5,486	4
Patent costs	1,638	1,770	(132)
Royalty and license expense	3,284	2,537	747
Total operating expenses	45,312	37,591	7,721
OPERATING INCOME	44,506	34,360	10,146
Interest income, net	2,147	2,831	(684)
Other income, net	202	282	(80)
Interest and other income, net	2,349	3,113	(764)
INCOME BEFORE INCOME TAXES	46,855	37,473	9,382
INCOME TAX EXPENSE	(8,700)	(5,999)	(2,701)
NET INCOME	$38,155	$31,474	$6,681

Revenue

During the three months ended March 31, 2020, we recognized revenue of $112.3 million, an increase of $24.5 million from $87.8 million in the three months ended March 31, 2019. We believe the increase in revenue was mainly due to the impact from customer inventory management efforts to minimize the effects of potentially heightened trade tensions between the governments of China and the United States and estimated advanced material purchases due to the potential for future supply disruptions resulting from the COVID-19 pandemic.

Revenue derived from OLED sales comprised 98% of total revenue for the three months ended March 31, 2020 as compared to 97% for the three months ended March 31, 2019. The remaining portion of our revenue was derived from contract research services. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended March 31, 2020 increased by $6.6 million as compared to the three months ended March 31, 2019, primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended March 31, 2020 and 2019, was an increase in inventory reserve of $611,000 and $224,000, respectively, due to excess inventory levels in certain products. As a result of the increase in material sales, gross margin for the three months ended March 31, 2020, increased by $17.9 million as compared to the three months ended March 31, 2019, with gross margin as a percentage of revenue decreasing to 80% from 82%.

Research and development

Research and development expenses increased to $19.5 million for the three months ended March 31, 2020, as compared to $15.8 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $15.4 million for the three months ended March 31, 2020, as compared to $12.0 million for the three months ended March 31, 2019. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three-month periods ended March 31, 2020 and 2019.

Patent costs

Patent costs decreased to $1.6 million for the three months ended March 31, 2020, as compared to $1.8 million for the three months ended March 31, 2019. The results in the current year quarter reflected lower outside counsel fees offset by higher talent related maintenance costs and higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $3.3 million for the three months ended March 31, 2020, as compared to $2.5 million for the three months ended March 31, 2019. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from an increase in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $2.1 million for the three months ended March 31, 2020, as compared to $2.8 million for the three months ended March 31, 2019. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current quarter over bond yields on available-for-sale investments held in the comparable period in 2019. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $202,000 for the three months ended March 31, 2020 as compared to $282,000 for the three months ended March 31, 2019.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.6% and 16.0% for the three months ended March 31, 2020 and 2019, respectively, and we recorded income tax expense of $8.7 million and $6.0 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the three months ended March 31, 2020, without the $450,000 benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.5% and $9.2 million, respectively, and for the three months ended March 31, 2019, without the $1.5 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 20.0% and $7.5 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of March 31, 2020, we had cash and cash equivalents of $222.7 million and short-term investments of $417.1 million, for a total of $639.8 million. This compares to cash and cash equivalents of $131.6 million and short-term investments of $514.5, for a total of $646.1 million, as of December 31, 2019.

Cash provided by operating activities for the three months ended March 31, 2020 was $5.7 million resulting from $38.2 million of net income, partially offset by a $24.5 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation, and a $8.0 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in accounts payable and accrued expenses of $29.3 million, an increase in accounts receivable of $22.2 million and an increase in inventory of $10.7 million, partially offset by an increase in deferred revenue of $43.7 million, an increase in other liabilities of $6.1 million and a decrease in other assets of $4.4 million.

Cash provided by operating activities for the three months ended March 31, 2019 was $34.1 million resulting from $31.5 million of net income and $17.8 million due to changes in our operating assets and liabilities, partially offset by a $15.2 million reduction due to non-cash items including amortization of deferred revenue, depreciation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $33.1 million and a reduction of inventory of $1.7 million, partially offset by an increase in accounts receivable of $9.0 million, a reduction of accounts payable, accrued expenses and other liabilities of $5.2 million and an increase in other assets of $2.8 million.

Cash provided by investing activities was $97.0 million the three months ended March 31, 2020, as compared to cash used in investing activities of $9.1 million for the three months ended March 31, 2019. The increase was due to the timing of maturities and purchases of investments resulting in net sales of $101.8 million for the three months ended March 31, 2020, as compared to $4.6 million for the three months ended March 31, 2019, partially offset by a decrease in purchases of intangibles and property, plant and equipment of $8.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in property, plant and equipment purchases during 2020 was primarily due to improvements to our Ewing facilities in New Jersey as part of our plan to expand operations during 2019.

Cash used in financing activities was $11.7 million for the three months ended March 31, 2020, as compared to $10.9 million for the three months ended March 31, 2019. The increase was due to an increase in the cash payment of dividends in the current year of $2.4 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $941,000, a decrease in the repurchase of common stock of $649,000 and an increase in proceeds from the issuance of common stock of $55,000.

Working capital was $675.5 million as of March 31, 2020, compared to $630.9 million as of December 31, 2019. The increase was primarily due to an increase in cash and cash equivalents, a decrease in accrued expenses, an increase in accounts receivable, and an increase in inventory, partially offset by a decrease in short-term investments.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be precisely estimated at this time.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that opposition proceedings are frequently commenced in the ordinary course of business by third parties who may believe that one or more claims in a patent do not comply with the technical or legal requirements of the specific jurisdiction in which the patent was issued. We view these proceedings as reflective of its goal of obtaining the broadest legally permissible patent coverage permitted in each jurisdiction. Once a proceeding is initiated, as a general matter, the issued patent continues to be presumed valid until the jurisdiction’s applicable administrative body issues a final non-appealable decision. Depending on the jurisdiction, the outcome of these proceedings could include affirmation, denial or modification of some or all of the originally issued claims. We believe that as OLED technology becomes more established and its patent portfolio increases in size, so will the number of these proceedings.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under European Patent Convention Article 83. We believe the EPO's decision relating to the original claims is erroneous, and has appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. The EPO Opposition Division has scheduled an appeal hearing for the third quarter of 2020. The patent, as originally granted, is deemed valid during the pendency of the appeals process.

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

ITEM 1A.	RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 based on information currently known to us and recent developments since the filing of such Annual Report on Form 10-K. The matters discussed below should be read in conjunction with the risk factors set forth in such Annual Report on Form 10-K.

We expect the COVID-19 pandemic to have a material adverse effect on our operations and business.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to have an adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees and communities, we have taken proactive measures to adopt social distancing policies at all of our locations, including working from home, reducing the number of people in our sites at any one time, and suspending employee travel. In the future, we may face closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our customers may reduce their operations, as demand for their products becomes negatively affected, which would adversely impact our revenues from these customers. As a result, we would expect our financial results to be materially adversely impacted.

In addition, consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impact of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales for our customers and may also have an impact on their development of new products.

As a result of the COVID-19 pandemic, we have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business, and have material and adverse effects on our business, financial condition and results of operations.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business, financial condition and results of operations.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: May 7, 2020	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary