Form 10-Q
period 2020-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2020-08-06
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had outstanding 47,100,348 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,566	$131,627
Short-term investments	510,455	514,461
Accounts receivable	68,498	60,452
Inventory	84,523	63,953
Other current assets	33,117	21,946
Total current assets	830,159	792,439
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $64,559 and $57,276	92,003	87,872
ACQUIRED TECHNOLOGY, net of accumulated amortization of $142,758 and $132,468	80,509	90,774
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $5,458 and $4,768	11,382	12,072
GOODWILL	15,535	15,535
INVESTMENTS	5,000	5,000
DEFERRED INCOME TAXES	30,075	30,375
OTHER ASSETS	96,394	86,090
TOTAL ASSETS	$1,161,057	$1,120,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,244	$13,296
Accrued expenses	31,083	49,022
Deferred revenue	120,150	97,333
Other current liabilities	1,218	1,857
Total current liabilities	162,695	161,508
DEFERRED REVENUE	51,317	47,529
RETIREMENT PLAN BENEFIT LIABILITY	52,305	51,117
OTHER LIABILITIES	54,970	48,554
Total liabilities	321,287	308,708
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,992,532 and 48,852,193 shares issued, and 47,626,884 and 47,486,545 shares outstanding, at June 30, 2020 and December 31, 2019, respectively	490	489
Additional paid-in capital	621,585	620,236
Retained earnings	273,758	249,003
Accumulated other comprehensive loss	(14,781)	(16,997)
Treasury stock, at cost (1,365,648 shares at June 30, 2020 and December 31, 2019)	(41,284)	(41,284)
Total shareholders’ equity	839,770	811,449
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,161,057	$1,120,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$57,968	$118,168	$170,245	$205,933
COST OF SALES	12,643	24,072	35,102	39,886
Gross margin	45,325	94,096	135,143	166,047
OPERATING EXPENSES:
Research and development	21,397	18,833	40,894	34,662
Selling, general and administrative	16,147	15,939	31,550	27,908
Amortization of acquired technology and other intangible assets	5,490	5,490	10,980	10,976
Patent costs	1,858	1,716	3,496	3,486
Royalty and license expense	1,618	3,454	4,902	5,991
Total operating expenses	46,510	45,432	91,822	83,023
OPERATING (LOSS) INCOME	(1,185)	48,664	43,321	83,024
Interest income, net	1,268	2,757	3,415	5,588
Other income, net	170	405	372	687
Interest and other income, net	1,438	3,162	3,787	6,275
INCOME BEFORE INCOME TAXES	253	51,826	47,108	89,299
INCOME TAX BENEFIT (EXPENSE)	562	(8,386)	(8,138)	(14,385)
NET INCOME	$815	$43,440	$38,970	$74,914
NET INCOME PER COMMON SHARE:
BASIC	$0.02	$0.92	$0.82	$1.58
DILUTED	$0.02	$0.92	$0.82	$1.58
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,227,294	46,967,005	47,160,163	46,930,165
DILUTED	47,243,991	46,996,702	47,190,505	46,966,172
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.30	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$815	$43,440	$38,970	$74,914
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $251, $29, $274 and $41, respectively	(887)	104	968	151
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $181, $175, $362 and $349, respectively	640	635	1,278	1,269
Change in cumulative foreign currency translation adjustment	3	(24)	(30)	9
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(244)	715	2,216	1,429
COMPREHENSIVE INCOME	$571	$44,155	$41,186	$76,343

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, MARCH 31, 2020	200,000	$2	48,910,232	$489	$621,967	$280,060	$(14,537)	1,365,648	$(41,284)	$846,697
Net income	—	—	—	—	—	815	—	—	—	815
Other comprehensive loss	—	—	—	—	—	—	(244)	—	—	(244)
Cash dividend	—	—	—	—	—	(7,117)	—	—	—	(7,117)
Issuance of common stock to employees	—	—	138,780	1	7,063	—	—	—	—	7,064
Shares withheld for employee taxes	—	—	(61,246)	—	(8,349)	—	—	—	—	(8,349)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,614	—	454	—	—	—	—	454
Issuance of common stock to employees under an ESPP	—	—	3,152	—	450	—	—	—	—	450
BALANCE, JUNE 30, 2020	200,000	$2	48,992,532	$490	$621,585	$273,758	$(14,781)	1,365,648	$(41,284)	$839,770

	Six Months Ended June 30, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449
Net income	—	—	—	—	—	38,970	—	—	—	38,970
Other comprehensive income	—	—	—	—	—	—	2,216	—	—	2,216
Cash dividend	—	—	—	—	—	(14,215)	—	—	—	(14,215)
Issuance of common stock to employees	—	—	219,263	1	12,728	—	—	—	—	12,729
Shares withheld for employee taxes	—	—	(91,683)	—	(13,165)	—	—	—	—	(13,165)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	7,292	—	1,008	—	—	—	—	1,008
Issuance of common stock to employees under an ESPP	—	—	5,467	—	778	—	—	—	—	778
BALANCE, JUNE 30, 2020	200,000	$2	48,992,532	$490	$621,585	$273,758	$(14,781)	1,365,648	$(41,284)	$839,770

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,970	$74,914
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(58,644)	(63,942)
Depreciation	7,283	5,799
Amortization of intangibles	10,980	10,976
Change in excess inventory reserve	611	4,155
Amortization of premium and discount on investments, net	(3,280)	(3,150)
Stock-based compensation to employees	12,918	7,106
Stock-based compensation to Board of Directors and Scientific Advisory Board	708	884
Deferred income tax benefit	(336)	(1,218)
Retirement plan expense	2,828	2,940
Decrease (increase) in assets:
Accounts receivable	(8,046)	(23,823)
Inventory	(21,181)	5,707
Other current assets	(5,967)	(2,816)
Other assets	(5,942)	(5,846)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(20,332)	(2,099)
Other current liabilities	(639)	6,736
Deferred revenue	75,683	68,213
Other liabilities	6,416	(657)
Net cash provided by operating activities	32,030	83,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,804)	(20,322)
Purchases of intangibles	(25)	(401)
Purchases of investments	(404,232)	(363,595)
Proceeds from sale of investments	412,760	437,800
Net cash (used in) provided by investing activities	(3,301)	53,482
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	590	445
Repurchase of common stock	—	(649)
Payment of withholding taxes related to stock-based compensation to employees	(13,165)	(14,472)
Cash dividends paid	(14,215)	(9,430)
Net cash used in financing activities	(26,790)	(24,106)
INCREASE IN CASH AND CASH EQUIVALENTS	1,939	113,255
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	131,627	211,022
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,566	$324,277
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$1,242	$192
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	390	667

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

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis), UDC Ventures LLC and OVJP Corporation (OVJP Corp). All intercompany transactions and accounts have been eliminated.

In June 2020, a wholly-owned subsidiary, OVJP Corp was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of the Company’s proprietary Organic Vapor Jet Printing (OVJP) technology.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The current portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2020, the Company had no leases that qualified as financing arrangements.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
June 30, 2020
Cash accounts in banking institutions	$112,887	$—	$—	$112,887
Money market accounts	20,679	—	—	20,679
	$133,566	$—	$—	$133,566
December 31, 2019
Cash accounts in banking institutions	$119,272	$—	$—	$119,272
Money market accounts	12,355	—	—	12,355
	$131,627	$—	$—	$131,627

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
June 30, 2020
Certificates of deposit	$700	$2	$—	$702
U.S. Government bonds	508,329	1,428	(4)	509,753
	$509,029	$1,430	$(4)	$510,455
December 31, 2019
Certificates of deposit	$700	$—	$—	$700
U.S. Government bonds	513,577	190	(6)	513,761
	$514,277	$190	$(6)	$514,461

Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. As of June 30, 2020, the Company had one minority investment with a carrying value of $5.0 million accounted for as an equity security without a readily determinable fair value.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$20,679	$20,679	$—	$—
Short-term investments	510,455	510,455	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,355	$12,355	$—	$—
Short-term investments	514,461	514,461	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of June 30, 2020 or December 31, 2019.
5.	INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$36,065	$25,920
Work-in-process	3,222	7,987
Finished goods	45,236	30,046
Inventory	$84,523	$63,953

The Company recorded an increase in inventory reserve of none and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and $611,000 and $4.2 million for the six months ended June 30, 2020 and 2019, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$2,642	$2,642
Building and improvements	49,985	47,994
Office and lab equipment	77,775	74,726
Furniture, fixtures and computer related assets	8,379	7,592
Construction-in-progress	17,781	12,194
	156,562	145,148
Less: Accumulated depreciation	(64,559)	(57,276)
Property and equipment, net	$92,003	$87,872

Depreciation expense was $3.8 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively, and $7.3 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively.
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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	426	401
	223,267	223,242
Less: Accumulated amortization	(142,758)	(132,468)
Acquired technology, net	$80,509	$90,774

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended June 30, 2020 and 2019, and $10.3 million for both six-month periods ended June 30, 2020 and 2019. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $10.3 million for the six months ending December 31, 2020, $20.6 million in the year ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the year ending December 31, 2024 and $14.5 million in total thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At June 30, 2020, these other intangible assets consist of the following (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(3,598)	$6,922
Developed IP, processes and recipes	4,820	(1,267)	3,553
Trade name/Trademarks	1,500	(593)	907
Total identifiable other intangible assets	$16,840	$(5,458)	$11,382

Amortization expense related to other intangible assets was $345,000 for both three-month periods ended June 30, 2020 and 2019, and $690,000 and $687,000 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $697,000 for the six months ending December 31, 2020, $1.4 million in each of the years ending December 31, 2021 through 2024, and $5.1 million in total thereafter.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2020, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$535	$430	$1,072	$860
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$8,273

As of June 30, 2020, current operating leases had remaining terms between one and eight years with options to extend the lease terms and the Company had operating lease right-of-use assets of $7.5 million, current operating lease liabilities of $1.2 million and long-term operating lease liabilities of $6.3 million.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2020
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	5.5%

Undiscounted future minimum lease payments as of June 30, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2020 (1)	$898
2021	1,252
2022	1,183
2023	1,044
2024	987
Thereafter	3,789
Total lease payments	9,153
Less: Imputed interest	(1,630)
Present value of lease payments	$7,523

(1)	Scheduled maturities of lease liabilities represent the time-period of July 1, 2020 to December 31, 2020.
9.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

The Company has long-standing relationships with Princeton University (Princeton) and the University of Southern California (USC), dating back to 1994, for the conduct of research relating to the Company’s OLED and other organic thin-film technologies and materials. This research had been performed at Princeton under the direction of Professor Stephen R. Forrest and at USC under the direction of Professor Mark E. Thompson.

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by Princeton and USC for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products.  The Company recorded royalty expense in connection with this agreement of $1.6 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively, and $4.9 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively.

In 2006, Professor Forrest transferred from Princeton to the University of Michigan (Michigan) and the Company amended the 1997 Amended License Agreement to include Michigan as a party to that agreement. Also in connection with the transfer, the Company entered into a sponsored research agreement with USC under which the Company continues to fund organic electronics research being conducted by Professors Forrest and Thompson (the 2006 Research Agreement). Work by Professor Forrest is being funded through a subcontract between USC and Michigan. The 2006 Research Agreement extends through April 2023 with an option to further extend for an additional two years.

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of June 30, 2020, the Company was obligated to pay USC up to $9.0 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $304,000 and $260,000 for the three months ended June 30, 2020 and 2019, respectively, and $581,000 and $503,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2020 or 2019.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $836,000 and $288,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $362,000 for the six months ended June 30, 2020 and 2019, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
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

As of June 30, 2020, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of June 30, 2020, the Company had issued 48,992,532 shares of common stock, of which 47,626,884 were outstanding. During the three and six months ended June 30, 2020, the Company repurchased no shares of common stock. During the three months ended June 30, 2019, the Company repurchased no shares of common stock and during the six months ended June 30, 2019, the Company repurchased 4,011 shares of common stock, now held as treasury stock, for an aggregate purchase price of $649,000.

Scientific Advisory Board Awards

During the six months ended June 30, 2020 and 2019, the Company granted a total of 1,926 and 1,960 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2019 and 2018, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both six-month periods.

Dividends

During the three months ended June 30, 2020, the Company declared and paid cash dividends of $0.15 per common share, or $7.1 million, and during the six months ended June 30, 2020, the Company declared and paid cash dividends of $0.30 per common share, or $14.2 million, on the Company’s outstanding common stock.

On August 4, 2020, the Company’s Board of Directors declared a third quarter dividend of $0.15 per common share to be paid on September 30, 2020 to all shareholders of record as of the close of business on September 16, 2020. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive gain before reclassification	968	—	(30)	938
Reclassification to net income (1)	—	1,278	—	1,278	Selling, general and administrative, research and development and cost of sales
Change during period	968	1,278	(30)	2,216
Balance June 30, 2020, net of tax	$1,159	$(15,889)	$(51)	$(14,781)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2018, net of tax	$10	$(16,198)	$(46)	$(16,234)
Other comprehensive gain before reclassification	151	—	9	160
Reclassification to net income (1)	—	1,269	—	1,269	Selling, general and administrative, research and development and cost of sales
Change during period	151	1,269	9	1,429
Balance June 30, 2019, net of tax	$161	$(14,929)	$(37)	$(14,805)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.3 million for both six-month periods ended June 30, 2020 and 2019.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.
13.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through June 30, 2020, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of June 30, 2020, there were 2,018,657 shares that remained available to be granted under the Equity Compensation Plan.

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

During the six months ended June 30, 2020, the Company granted 125,420 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $19.5 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2020 and 2019, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.8 million and $2.5 million, respectively, research and development expense of $1.1 million and $631,000, respectively, and cost of sales of $492,000 and $269,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $7.1 million and $4.9 million, respectively, research and development expense of $2.0 million and $1.2 million, respectively, and cost of sales of $892,000 and $496,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2020 and 2019, 54,332 and 52,611 shares, respectively, with aggregate fair values of $7.4 million and $8.7 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. For the six months ended June 30, 2020 and 2019, 78,806 and 78,342 shares, respectively, with aggregate fair values of $11.3 million and $12.5 million, respectively were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended June 30, 2020 and 2019, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $156,000 and $131,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $112,000 and $413,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2020 and 2019, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $299,000 and $237,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $596,000 and $471,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 3,228 and 5,180 shares, respectively, during the six months ended June 30, 2020 and 2019.

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

During the six months ended June 30, 2020, the Company granted 95,772 performance units, of which 47,885 units are subject to performance-based vesting requirements and 47,887 units are subject to market-based vesting requirements, and which will vest over the terms described below. The weighted average grant date fair value of the performance unit awards granted was $16.1 million for the six months ended June 30, 2020, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the three months ended June 30, 2020 and 2019, the Company recorded selling, general and administrative expense of $1.1 million and $11,000, respectively, research and development expense of $301,000 and $3,000, respectively, and cost of sales of $183,000 and none, respectively, related to performance units. For the six months ended June 30, 2020 and 2019, the Company recorded selling, general and administrative expense of $1.9 million and $277,000, respectively, research and development expense of $503,000 and $68,000, respectively, and cost of sales of $296,000 and $30,000, respectively, related to performance units.

In connection with the vesting of performance units during the six months ended June 30, 2020 and 2019, 12,877 and 16,668 shares, respectively, with an aggregate fair value of $1.9 million and $2.6 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2020 and 2019, the Company issued 5,467 and 4,360 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $590,000 and $445,000, respectively.

For the three months ended June 30, 2020 and 2019, the Company recorded charges of $37,000 and $25,000, respectively, to selling, general and administrative expense, $44,000 and $33,000, respectively, to research and development expense, and $37,000 and $18,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the six months ended June 30, 2020 and 2019, the Company recorded charges of $59,000 and $47,000, respectively, to selling, general and administrative expense, $72,000 and $64,000, respectively, to research and development expense, and $56,000 and $38,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.
14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2020, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$273	$227	$546	$515
Interest cost	321	403	642	806
Amortization of prior service cost	274	399	549	798
Amortization of loss	546	410	1,091	821
Total net periodic benefit cost	$1,414	$1,439	$2,828	$2,940

15.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2020 and December 31, 2019, the Company had purchase commitments for inventory of $25.7 million and $22.0 million, respectively.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division initially revoked the patent claims for alleged insufficiencies under

European Patent Convention Article 83. The Company believes the EPO's decision relating to the original claims is erroneous and has appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. The EPO Opposition Appeals Division indicated that certain subject matter may overcome some of the lower Opposition Division’s rejections as a matter of law. Applicants submitted revised claims consistent with the potentially-allowable subject matter identified by the Appeals Division. Applicants expect the case to be remanded to the lower Opposition Division for further consideration and withdrawal of at least some of the lower Opposition Division’s rejections. The patent, as originally granted, is deemed valid during the pendency of the opposition process.

At this time, based on its current knowledge, the Company believes that the patent being challenged should be declared valid and that a significant portion of the Company's claims should be upheld. However, the Company cannot make any assurances of this result.

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely used in the marketplace.

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended June 30,		% of Total Revenue for the Six Months Ended June 30,		Accounts Receivable as of
Customer	2020	2019	2020	2019	June 30, 2020
A	34%	23%	28%	26%	$19,609
B	28%	39%	36%	39%	$6,836
C	13%	24%	19%	19%	$26,182
D	10%	9%	8%	8%	$4,625

Revenues from outside of North America represented approximately 93% and 97% of consolidated revenue for the three months ended June 30, 2020 and 2019, respectively, and approximately 96% and 97% for the six months ended June 30, 2020 and 2019, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2020	2019	2020	2019
South Korea	$31,062	$58,762	$100,487	$120,261
China	20,508	54,972	58,342	75,750
Japan	2,197	818	3,984	2,665
Other non-U.S. locations	315	597	812	1,179
Total non-U.S. locations	54,082	115,149	163,625	199,855
United States	3,886	3,019	6,620	6,078
Total revenue	$57,968	$118,168	$170,245	$205,933

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2020	December 31, 2019
United States	$83,659	$80,027
Other	8,344	7,845
Total long-lived assets	$92,003	$87,872

Substantially all chemical materials were purchased from one supplier. See Note 10.
17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was a benefit of 222.1% and an expense of 16.2% for the three months ended June 30, 2020 and 2019, respectively, and an expense of 17.3% and 16.1% for the six months ended June 30, 2020 and 2019, respectively. The Company recorded an income tax benefit of

$562,000 and an expense of $8.4 million for the three months ended June 30, 2020 and 2019, respectively, and an expense of $8.1 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $1.1 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, the Company has decided to litigate the Korean withholding taxes paid or withheld on the 2018, 2019 and 2020 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of June 30, 2020 and December 31, 2019, the Company has recorded a long-term asset of $33.5 million and $26.9 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $32.3 million and $25.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the June 30, 2020 and December 31, 2019 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. As a result, a petition has been filed with the Tax Tribunal. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of June 30, 2020 and December 31, 2019.

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

During the year ended December 31, 2019, the Company entered into a transaction with one of its customers for emitters involving elements of variable consideration. Due to the escalation in trade policy tension between the governments of China and the United States, the customer required a larger than normal shipment of emitters having a right to return them through March 15, 2020 in order to accommodate their uncertain production needs. Per Topic 606, the Company was constrained to recognizing revenue on this unique shipment to the extent that it was probable that a significant revenue reversal would not occur and deferred recognition of the remainder until after the inherent uncertainties of the transaction were resolved. These uncertainties included factors that were outside of the Company’s influence, including the customer’s production needs and complexities associated with the current international health and trade issues in China. On March 15, 2020, the inherent uncertainties of the transaction were resolved as the customer did not exercise their right of return provision. This event resulted in the recognition of the previously constrained revenue during the six months ended June 30, 2020.

For the three months ended June 30, 2020 and 2019, the Company recorded 94% and 98% of its revenue from sales of materials, respectively, and 6% and 2% from the providing of services through Adesis, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded 96% and 97% of its revenue from sales of materials and 4% and 3%, respectively, from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of June 30, 2020
Accounts receivable	$68,498
Short-term unbilled receivables	6,566
Long-term unbilled receivables	4,362
Short-term deferred revenue	120,150
Long-term deferred revenue	51,317

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at June 30, 2020 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue for the six months ended June 30, 2020) expire in 2022. As of June 30, 2020, the Company had $6.3 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Six Months Ended June 30, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue	—	48,249
Increases due to cash received	—	(75,683)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	829
Unbilled receivables recognized	9,566	—
Net change	9,566	(26,605)
Balance at June 30, 2020	$10,928	$(171,467)

	Six Months Ended June 30, 2019
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	63,337
Increases due to cash received	—	(68,213)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	320
Unbilled receivables recognized	1,064	—
Transferred to receivables from unbilled receivables	(779)	—
Net change	285	(4,556)
Balance at June 30, 2019	$1,305	$(127,123)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$815	$43,440	$38,970	$74,914
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(6)	(321)	(318)	(663)
Adjusted net income	$809	$43,119	$38,652	$74,251
Denominator:
Weighted average common shares outstanding – Basic	47,227,294	46,967,005	47,160,163	46,930,165
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	483	495	924	994
Restricted stock awards and units and performance units	16,214	29,202	29,418	35,013
Weighted average common shares outstanding – Diluted	47,243,991	46,996,702	47,190,505	46,966,172
Net income per common share:
Basic	$0.02	$0.92	$0.82	$1.58
Diluted	$0.02	$0.92	$0.82	$1.58

For the three months ended June 30, 2020 and 2019, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 52,933 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2020 and 2019, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 30,785 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes above.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2020, Adesis employed a team of 98 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp) was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

Further, we continue to monitor the impact of the novel coronavirus 2019 (COVID-19) on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. We believe the ongoing COVID-19 pandemic had a substantial impact on our operations and financial results for the three and six months ended June 30, 2020, and we expect the pandemic, as it evolves, to continue have an adverse impact on our results of operations in at least the near term, due in large part to the current disruption and uncertainties, potential continuing disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

At this time, the crisis has not had a significant impact on our ability to fulfill shipments of commercial materials as required by our customers. However, the sustainability of maintaining our testing and manufacturing operations at levels needed to meet fluctuating customer demand is uncertain and is dependent upon the rapidly evolving situations being encountered by our logistics and supply chain partners. In an effort to protect the health and safety of our employees, we have taken proactive measures to adopt social distancing policies at all of our locations, employing nurses to check everyone entering our buildings, working from home, reducing the number of people in our sites at any one time, and suspending employee travel.

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted for at least the balance of 2020, including as a result of:

•	temporary closure of electronics and other retail stores through which our customers sell the products for which they use our technology and materials;
•

consumer confidence and consumer spending habits, including spending for the products that our customers sell and negative trends in consumer purchasing patterns due to consumers’ disposable income, credit availability and debt levels;

•

possible disruption to the supply chain caused by distribution and other logistical issues, which may impact suppliers of our raw materials as well as our ability to ship our materials to customers on a timely basis;

•	decreased productivity due to travel ban, work-from-home policies or shelter-in-place orders;
•	a slowdown in the U.S. economy, and uncertain global economic outlook or a credit crisis; and
•	uncertain trade restrictions amongst jurisdictions seeking to manage their respective exposure to risks, including the COVID-19 pandemic.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
REVENUE	$57,968	$118,168	$(60,200)
COST OF SALES	12,643	24,072	(11,429)
Gross margin	45,325	94,096	(48,771)
OPERATING EXPENSES:
Research and development	21,397	18,833	2,564
Selling, general and administrative	16,147	15,939	208
Amortization of acquired technology and other intangible assets	5,490	5,490	—
Patent costs	1,858	1,716	142
Royalty and license expense	1,618	3,454	(1,836)
Total operating expenses	46,510	45,432	1,078
OPERATING (LOSS) INCOME	(1,185)	48,664	(49,849)
Interest income, net	1,268	2,757	(1,489)
Other income, net	170	405	(235)
Interest and other income, net	1,438	3,162	(1,724)
INCOME BEFORE INCOME TAXES	253	51,826	(51,573)
INCOME TAX BENEFIT (EXPENSE)	562	(8,386)	8,948
NET INCOME	$815	$43,440	$(42,625)

Revenue

During the three months ended June 30, 2020, we recognized revenue of $58.0 million, a decrease of $60.2 million from $118.2 million in the three months ended June 30, 2019. We believe the decrease in revenue was mainly due to the weakened demand for emitter product from our customers as a result of the COVID-19 pandemic, as well as the advanced purchases that were fulfilled in the prior quarter in anticipation of potential supply disruptions from the pandemic and inventory management efforts by our customers to minimize effects of potentially heightened trade tensions between the governments of China and the United States. The full extent of the impact of the pandemic on our operational performance remains uncertain and will depend on many factors including the timing, extent and duration of the pandemic, the development and availability of effective treatments and vaccines, and the impact on the global economy and demand for OLED consumer products.

Revenue derived from OLED sales comprised 94% of total revenue for the three months ended June 30, 2020 as compared to 98% for the three months ended June 30, 2019. The remaining portion of our revenue was derived from contract research services. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended June 30, 2020 decreased by $11.4 million as compared to the three months ended June 30, 2019, primarily due to a decrease in the level of material sales. Included in the cost of sales for the three months ended June 30, 2020 and 2019, was an increase in inventory reserve of none and $3.9 million, respectively, due to excess inventory levels in certain products. As a result of the decrease in material sales, gross margin for the three months ended June 30, 2020 decreased by $48.8 million as compared to the three months ended June 30, 2019, with gross margin as a percentage of revenue decreasing to 78% from 80%.

Research and development

Research and development expenses increased to $21.4 million for the three months ended June 30, 2020, as compared to $18.8 million for the three months ended June 30, 2019. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $16.1 million for the three months ended June 30, 2020, as compared to $15.9 million for the three months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both of the three-month periods ended June 30, 2020 and 2019.

Patent costs

Patent costs increased to $1.9 million for the three months ended June 30, 2020, as compared to $1.7 million for the three months ended June 30, 2019. The results in the current year quarter reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $1.6 million for the three months ended June 30, 2020, as compared to $3.5 million for the three months ended June 30, 2019. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $1.3 million for the three months ended June 30, 2020, as compared to $2.8 million for the three months ended June 30, 2019. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current quarter over bond yields on available-for-sale investments held in the comparable period in 2019. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $170,000 for the three months ended June 30, 2020 as compared to $405,000 for the three months ended June 30, 2019.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was a benefit of 222.1% and an expense 16.2% for the three months ended June 30, 2020 and 2019, respectively, and we recorded income tax benefit of $562,000 and $8.4 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the three months ended June 30, 2020, without the $1.1 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 215.8% and $546,000, respectively, and for the three months ended June 30, 2019, without the $1.4 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 18.9% and $9.8 million, respectively.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
REVENUE	$170,245	$205,933	$(35,688)
COST OF SALES	35,102	39,886	(4,784)
Gross margin	135,143	166,047	(30,904)
OPERATING EXPENSES:
Research and development	40,894	34,662	6,232
Selling, general and administrative	31,550	27,908	3,642
Amortization of acquired technology and other intangible assets	10,980	10,976	4
Patent costs	3,496	3,486	10
Royalty and license expense	4,902	5,991	(1,089)
Total operating expenses	91,822	83,023	8,799
OPERATING INCOME	43,321	83,024	(39,703)
Interest income, net	3,415	5,588	(2,173)
Other income, net	372	687	(315)
Interest and other income, net	3,787	6,275	(2,488)
INCOME BEFORE INCOME TAXES	47,108	89,299	(42,191)
INCOME TAX EXPENSE	(8,138)	(14,385)	6,247
NET INCOME	$38,970	$74,914	$(35,944)

Revenue

During the six months ended June 30, 2020, we recognized revenue of $170.2 million, a decrease of $35.7 million from $205.9 million in the six months ended June 30, 2019. We believe the decrease in revenue was mainly due to the weakened demand for emitter product from our customers as a result of the COVID-19 pandemic. The full extent of the impact of the pandemic on our operational performance remains uncertain and will depend on many factors including the timing, extent and duration of the pandemic, the development and availability of effective treatments and vaccines, and the impact on the global economy and demand for OLED consumer products.

Revenue derived from OLED sales comprised 96% of total revenue for the six months ended June 30, 2020 as compared to 97% for the six months ended June 30, 2019. The remaining portion of our revenue was derived from contract research services. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the six months ended June 30, 2020 decreased by $4.8 million as compared to the six months ended June 30, 2019, primarily due to a decrease in the level of material sales. Included in the cost of sales for the six months ended June 30, 2020 and 2019, was an increase in inventory reserve of $611,000 and $4.2 million, respectively, due to excess inventory levels in certain products. As a result of the decrease in material sales, gross margin for the six months ended June 30, 2020 decreased by $30.9 million as compared to the six months ended June 30, 2019, with gross margin as a percentage of revenue decreasing to 79% from 81%.

Research and development

Research and development expenses increased to $40.9 million for the six months ended June 30, 2020, as compared to $34.7 million for the six months ended June 30, 2019. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $31.6 million for the six months ended June 30, 2020, as compared to $27.9 million for the six months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $11.0 million for both of the six-month periods ended June 30, 2020 and 2019.

Patent costs

Patent costs were $3.5 million for both of the six-month periods ended June 30, 2020 and 2019.

Royalty and license expense

Royalty and license expense decreased to $4.9 million for the six months ended June 30, 2020, as compared to $6.0 million for the six months ended June 30, 2019. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $3.4 million for the six months ended June 30, 2020, as compared to $5.6 million for the six months ended June 30, 2019. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2019. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $372,000 for the six months ended June 30, 2020 as compared to $687,000 for the six months ended June 30, 2019.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 17.3% and 16.1% for the six months ended June 30, 2020 and 2019, respectively, and we recorded income tax expense of $8.1 million and $14.4 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the six months ended June 30, 2020, without the $1.6 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 20.6% and $9.7 million, respectively, and for the six months ended June 30, 2019, without the $2.8 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.3% and $17.2 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of June 30, 2020, we had cash and cash equivalents of $133.6 million and short-term investments of $510.4 million, for a total of $644.0 million. This compares to cash and cash equivalents of $131.6 million and short-term investments of $514.5, for a total of $646.1 million, as of December 31, 2019.

Cash provided by operating activities for the six months ended June 30, 2020 was $32.0 million resulting from $39.0 million of net income and $20.0 million due to changes in our operating assets and liabilities, partially offset by a $27.0 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $75.7 million and a decrease in other liabilities of $5.8 million, partially offset by an increase in inventory of $21.2 million, a decrease in accounts payable and accrued expenses of $20.4 million, an increase in other assets of $11.9 million and an increase in accounts receivable of $8.0 million.

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

Cash used in investing activities was $3.3 million for the six months ended June 30, 2020, as compared to cash provided by investing activities of $53.5 million for the six months ended June 30, 2019. The decrease was due to the timing of maturities and purchases of investments resulting in net sales of $8.5 million for the six months ended June 30, 2020, as compared to $74.2 million for the six months ended June 30, 2019, partially offset by a decrease in purchases of intangibles and property, plant and equipment of $8.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in property, plant and equipment purchases during 2020 was primarily due to improvements to our Ewing facilities in New Jersey as part of our plan to expand operations during 2019.

Cash used in financing activities was $26.8 million for the six months ended June 30, 2020, as compared to $24.1 million for the six months ended June 30, 2019. The increase was due to an increase in the cash payment of dividends in the current year of $4.8 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.3 million, a decrease in the repurchase of common stock of $649,000 and an increase in proceeds from the issuance of common stock of $145,000.

Working capital was $667.5 million as of June 30, 2020, as compared to $630.9 million as of December 31, 2019. The increase was primarily due to an increase in inventory, an increase in other current assets and a decrease in accrued expenses, partially offset by an increase in deferred revenue.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business and thus our liquidity will depend on future developments, which are highly uncertain and cannot be precisely estimated at this time.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division initially revoked the patent claims for alleged insufficiencies under European Patent Convention Article 83. We believe the EPO's decision relating to the original claims is erroneous and have appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. The EPO Opposition Appeals Division indicated that certain subject matter may overcome some of the lower Opposition Division’s rejections as a matter of law. Applicants submitted revised claims consistent with the potentially-allowable subject matter identified by the Appeals Division. Applicants expect the case to be remanded to the lower Opposition Division for further consideration and withdrawal of at least some of the lower Opposition Division’s rejections. The patent, as originally granted, is deemed valid during the pendency of the opposition process.

At this time, based on its current knowledge, we believe that the patent being challenged should be declared valid and that a significant portion of our claims should be upheld. However, we cannot make any assurances of this result.

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm patent or BASF OLED patent acquisitions or which relate to technologies that are not currently widely used in the marketplace.

ITEM 1A.	RISK FACTORS

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 based on information currently known to us and recent developments since the filing of such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. The matters discussed below should be read in conjunction with the risk factors set forth in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

The COVID-19 pandemic has had, and we expect it to continue to have, a material adverse effect on our operations and business.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to continue to have an adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, including any “second wave” of the pandemic that may commence later in 2020, which are uncertain and cannot be predicted.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: August 6, 2020	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary