Form 10-Q
period 2020-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2020-10-29
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, the registrant had outstanding 47,104,403 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,620	$131,627
Short-term investments	510,048	514,461
Accounts receivable	99,350	60,452
Inventory	84,098	63,953
Other current assets	30,038	21,946
Total current assets	886,154	792,439
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $68,423 and $57,276	96,830	87,872
ACQUIRED TECHNOLOGY, net of accumulated amortization of $147,903 and $132,468	75,364	90,774
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $5,807 and $4,768	11,033	12,072
GOODWILL	15,535	15,535
INVESTMENTS	5,000	5,000
DEFERRED INCOME TAXES	31,978	30,375
OTHER ASSETS	103,067	86,090
TOTAL ASSETS	$1,224,961	$1,120,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,626	$13,296
Accrued expenses	33,692	49,022
Deferred revenue	138,391	97,333
Other current liabilities	1,051	1,857
Total current liabilities	182,760	161,508
DEFERRED REVENUE	51,657	47,529
RETIREMENT PLAN BENEFIT LIABILITY	52,900	51,117
OTHER LIABILITIES	58,008	48,554
Total liabilities	345,325	308,708
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,008,915 and 48,852,193 shares issued, and 47,643,267 and 47,486,545 shares outstanding, at September 30, 2020 and December 31, 2019, respectively	490	489
Additional paid-in capital	628,051	620,236
Retained earnings	307,144	249,003
Accumulated other comprehensive loss	(14,767)	(16,997)
Treasury stock, at cost (1,365,648 shares at September 30, 2020 and December 31, 2019)	(41,284)	(41,284)
Total shareholders’ equity	879,636	811,449
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,224,961	$1,120,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$117,079	$97,515	$287,324	$303,448
COST OF SALES	23,378	17,286	58,480	57,172
Gross margin	93,701	80,229	228,844	246,276
OPERATING EXPENSES:
Research and development	20,814	16,787	61,708	51,449
Selling, general and administrative	13,579	12,623	45,129	40,531
Amortization of acquired technology and other intangible assets	5,494	5,493	16,474	16,469
Patent costs	2,095	1,659	5,591	5,145
Royalty and license expense	3,293	2,837	8,195	8,828
Total operating expenses	45,275	39,399	137,097	122,422
OPERATING INCOME	48,426	40,830	91,747	123,854
Interest income, net	1,029	2,748	4,444	8,336
Other income, net	262	53	634	740
Interest and other income, net	1,291	2,801	5,078	9,076
INCOME BEFORE INCOME TAXES	49,717	43,631	96,825	132,930
INCOME TAX EXPENSE	(9,217)	(6,669)	(17,355)	(21,054)
NET INCOME	$40,500	$36,962	$79,470	$111,876
NET INCOME PER COMMON SHARE:
BASIC	$0.85	$0.78	$1.67	$2.36
DILUTED	$0.85	$0.78	$1.67	$2.36
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,227,061	46,980,439	47,182,625	46,947,109
DILUTED	47,260,331	47,013,919	47,212,660	46,983,901
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.45	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$40,500	$36,962	$79,470	$111,876
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $177, $7, $97 and $49, respectively	(626)	27	342	178
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $181, $175, $543 and $525, respectively	639	634	1,917	1,903
Change in cumulative foreign currency translation adjustment	1	25	(29)	34
TOTAL OTHER COMPREHENSIVE INCOME	14	686	2,230	2,115
COMPREHENSIVE INCOME	$40,514	$37,648	$81,700	$113,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2020	200,000	$2	48,992,532	$490	$621,585	$273,758	$(14,781)	1,365,648	$(41,284)	$839,770
Net income	—	—	—	—	—	40,500	—	—	—	40,500
Other comprehensive income	—	—	—	—	—	—	14	—	—	14
Cash dividend	—	—	—	—	—	(7,114)	—	—	—	(7,114)
Issuance of common stock to employees	—	—	19,733	1	6,804	—	—	—	—	6,805
Shares withheld for employee taxes	—	—	(7,199)	(1)	(1,127)	—	—	—	—	(1,128)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,614	—	425	—	—	—	—	425
Issuance of common stock to employees under an ESPP	—	—	2,235	—	364	—	—	—	—	364
BALANCE, SEPTEMBER 30, 2020	200,000	$2	49,008,915	$490	$628,051	$307,144	$(14,767)	1,365,648	$(41,284)	$879,636

	Nine Months Ended September 30, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449
Net income	—	—	—	—	—	79,470	—	—	—	79,470
Other comprehensive income	—	—	—	—	—	—	2,230	—	—	2,230
Cash dividend	—	—	—	—	—	(21,329)	—	—	—	(21,329)
Issuance of common stock to employees	—	—	238,996	2	19,532	—	—	—	—	19,534
Shares withheld for employee taxes	—	—	(98,882)	(1)	(14,292)	—	—	—	—	(14,293)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	8,906	—	1,433	—	—	—	—	1,433
Issuance of common stock to employees under an ESPP	—	—	7,702	—	1,142	—	—	—	—	1,142
BALANCE, SEPTEMBER 30, 2020	200,000	$2	49,008,915	$490	$628,051	$307,144	$(14,767)	1,365,648	$(41,284)	$879,636

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,470	$111,876
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(112,508)	(101,079)
Depreciation	11,147	8,958
Amortization of intangibles	16,474	16,469
Change in excess inventory reserve	808	4,155
Amortization of premium and discount on investments, net	(4,293)	(4,528)
Stock-based compensation to employees	19,807	10,697
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,133	1,126
Deferred income tax benefit	(2,242)	(2,633)
Retirement plan expense	4,242	4,379
Decrease (increase) in assets:
Accounts receivable	(38,898)	(22,645)
Inventory	(20,953)	8,074
Other current assets	(2,854)	(4,602)
Other assets	(8,721)	(10,259)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(19,633)	(1,827)
Other current liabilities	(806)	5,587
Deferred revenue	144,200	113,849
Other liabilities	9,454	149
Net cash provided by operating activities	75,827	137,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,213)	(25,317)
Purchases of intangibles	(25)	(401)
Purchases of investments	(604,153)	(648,006)
Proceeds from sale of investments	613,310	590,550
Net cash used in investing activities	(10,081)	(83,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	869	658
Repurchase of common stock	—	(649)
Payment of withholding taxes related to stock-based compensation to employees	(14,293)	(15,920)
Cash dividends paid	(21,329)	(14,142)
Net cash used in financing activities	(34,753)	(30,053)
INCREASE IN CASH AND CASH EQUIVALENTS	30,993	24,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	131,627	211,022
CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,620	$235,541
The following non-cash activities occurred:
Unrealized gain on available-for-sale securities	$451	$227
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(892)	(168)

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

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The current portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2020, the Company had no leases that qualified as financing arrangements.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
September 30, 2020
Cash accounts in banking institutions	$141,435	$—	$—	$141,435
Money market accounts	21,185	—	—	21,185
	$162,620	$—	$—	$162,620
December 31, 2019
Cash accounts in banking institutions	$119,272	$—	$—	$119,272
Money market accounts	12,355	—	—	12,355
	$131,627	$—	$—	$131,627

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2020
Certificates of deposit	$150	$—	$—	$150
U.S. Government bonds	509,262	636	—	509,898
	$509,412	$636	$—	$510,048
December 31, 2019
Certificates of deposit	$700	$—	$—	$700
U.S. Government bonds	513,577	190	(6)	513,761
	$514,277	$190	$(6)	$514,461

Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. As of September 30, 2020, the Company had one minority investment with a carrying value of $5.0 million accounted for as an equity security without a readily determinable fair value.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,185	$21,185	$—	$—
Short-term investments	510,048	510,048	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,355	$12,355	$—	$—
Short-term investments	514,461	514,461	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2020 or December 31, 2019.
5.	INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$42,031	$25,920
Work-in-process	2,079	7,987
Finished goods	39,988	30,046
Inventory	$84,098	$63,953

The Company recorded an increase in inventory reserve of $198,000 and none for the three months ended September 30, 2020 and 2019, respectively, and $808,000 and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$2,642	$2,642
Building and improvements	51,000	47,994
Office and lab equipment	81,681	74,726
Furniture, fixtures and computer related assets	8,592	7,592
Construction-in-progress	21,338	12,194
	165,253	145,148
Less: Accumulated depreciation	(68,423)	(57,276)
Property and equipment, net	$96,830	$87,872

Depreciation expense was $3.9 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively, and $11.1 million and $9.0 million for the nine months ended September 30, 2020 and 2019, respectively.
7.	GOODWILL AND INTANGIBLE ASSETS:

The Company monitors the recoverability of goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Purchased intangible assets subject to amortization consist primarily of acquired technology and other intangible assets that include trade names, customer relationships and developed intellectual property (IP) processes.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	426	401
	223,267	223,242
Less: Accumulated amortization	(147,903)	(132,468)
Acquired technology, net	$75,364	$90,774

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended September 30, 2020 and 2019, and $15.4 million for both nine-month periods ended September 30, 2020 and 2019. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $5.2 million for the three months ending December 31, 2020, $20.6 million in the year ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the year ending December 31, 2024 and $14.5 million in total thereafter.

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

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million of internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million assigned to trade name and trademarks with a weighted average life of 10 years. At September 30, 2020, these other intangible assets consist of the following (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(3,829)	$6,691
Developed IP, processes and recipes	4,820	(1,348)	3,472
Trade name/Trademarks	1,500	(630)	870
Total identifiable other intangible assets	$16,840	$(5,807)	$11,033

Amortization expense related to other intangible assets was $348,000 for both three-month periods ended September 30, 2020 and 2019, and $1.0 million for both nine-month periods ended September 30, 2020 and 2019. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $348,000 for the three months ending December 31, 2020, $1.4 million in each of the years ending December 31, 2021 through 2024, and $5.1 million in total thereafter.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2020, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$537	$456	$1,609	$1,316
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,503	$—	$9,776

As of September 30, 2020, current operating leases had remaining terms between one and eight years with options to extend the lease terms and the Company had operating lease right-of-use assets of $7.2 million, current operating lease liabilities of $1.1 million and long-term operating lease liabilities of $6.1 million.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2020
Weighted average remaining lease term (in years)	7.2
Weighted average discount rate	5.5%

Undiscounted future minimum lease payments as of September 30, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2020 (1)	$388
2021	1,278
2022	1,209
2023	1,070
2024	1,007
Thereafter	3,771
Total lease payments	8,723
Less: Imputed interest	(1,539)
Present value of lease payments	$7,184

(1)	Scheduled maturities of lease liabilities represent the time-period of October 1, 2020 to December 31, 2020.
9.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by Princeton and USC for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products.  The Company recorded royalty expense in connection with this agreement of $3.3 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $8.2 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of September 30, 2020, the Company was obligated to pay USC up to $7.6 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $309,000 and $212,000 for the three months ended September 30, 2020 and 2019, respectively, and $890,000 and $715,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2020 or 2019.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $821,000 and $580,000 for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $941,000 for the nine months ended September 30, 2020 and 2019, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
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

As of September 30, 2020, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of September 30, 2020, the Company had issued 49,008,915 shares of common stock, of which 47,643,267 were outstanding. During the three and nine months ended September 30, 2020, the Company repurchased no shares of common stock. During the three months ended September 30, 2019, the Company repurchased no shares of common stock and during the nine months ended September 30, 2019, the Company repurchased 4,011 shares of common stock, now held as treasury stock, for an aggregate purchase price of $649,000.

Scientific Advisory Board Awards

During the nine months ended September 30, 2020 and 2019, the Company granted a total of 1,926 and 1,960 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2019 and 2018, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

Dividends

During the three months ended September 30, 2020, the Company declared and paid cash dividends of $0.15 per common share, or $7.1 million, and during the nine months ended September 30, 2020, the Company declared and paid cash dividends of $0.45 per common share, or $21.3 million, on the Company’s outstanding common stock.

On October 27, 2020, the Company’s Board of Directors declared a fourth quarter dividend of $0.15 per common share to be paid on December 31, 2020 to all shareholders of record as of the close of business on December 15, 2020. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive gain (loss) before reclassification	342	—	(29)	313
Reclassification to net income (1)	—	1,917	—	1,917	Selling, general and administrative, research and development and cost of sales
Change during period	342	1,917	(29)	2,230
Balance September 30, 2020, net of tax	$533	$(15,250)	$(50)	$(14,767)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2018, net of tax	$10	$(16,198)	$(46)	$(16,234)
Other comprehensive gain before reclassification	178	—	34	212
Reclassification to net income (1)	—	1,903	—	1,903	Selling, general and administrative, research and development and cost of sales
Change during period	178	1,903	34	2,115
Balance September 30, 2019, net of tax	$188	$(14,295)	$(12)	$(14,119)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.9 million for both nine-month periods ended September 30, 2020 and 2019.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.
13.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through September 30, 2020, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2020, there were 2,007,080 shares that remained available to be granted under the Equity Compensation Plan.

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

During the nine months ended September 30, 2020, the Company granted 137,255 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $21.9 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2020 and 2019, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.4 million and $2.2 million, respectively, research and development expense of $1.2 million and $641,000, respectively, and cost of sales of $526,000 and $273,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $10.4 million and $7.1 million, respectively, research and development expense of $3.2 million and $1.8 million, respectively, and cost of sales of $1.4 million and $769,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2020 and 2019, 7,199 and 7,416 shares, respectively, with aggregate fair values of $1.1 million and $1.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2020 and 2019, 86,005 and 85,758 shares, respectively, with aggregate fair values of $12.4 million and $14.0 million, respectively were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended September 30, 2020 and 2019, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $123,000 and $54,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $235,000 and $467,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2020 and 2019, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $301,000 and $187,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $897,000 and $659,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 4,842 and 7,256 shares, respectively, during the nine months ended September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020, the Company granted 95,772 performance units, of which 47,885 units are subject to performance-based vesting requirements and 47,887 units are subject to market-based vesting requirements, and which will vest over the terms described below. The weighted average grant date fair value of the performance unit awards granted was $16.1 million for the nine months ended September 30, 2020, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the three months ended September 30, 2020 and 2019, the Company recorded selling, general and administrative expense of $1.2 million and $289,000, respectively, research and development expense of $323,000 and $70,000, respectively, and cost of sales of $196,000 and $34,000, respectively, related to performance units. For the nine months ended September 30, 2020 and 2019, the Company recorded selling, general and administrative expense of $3.2 million and $566,000, respectively, research and development expense of $826,000 and $138,000, respectively, and cost of sales of $491,000 and $64,000, respectively, related to performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2020 and 2019, 12,877 and 16,668 shares, respectively, with an aggregate fair value of $1.9 million and $2.6 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2020 and 2019, the Company issued 7,702 and 5,852 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $869,000 and $658,000, respectively.

For the three months ended September 30, 2020 and 2019, the Company recorded charges of $21,000 and $19,000, respectively, to selling, general and administrative expense, $34,000 and $24,000, respectively, to research and development expense, and $29,000 and $16,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2020 and 2019, the Company recorded charges of $81,000 and $66,000, respectively, to selling, general and administrative expense, $107,000 and $88,000, respectively, to research and development expense, and $85,000 and $53,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.
14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2020, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$273	$227	$819	$742
Interest cost	321	403	963	1,209
Amortization of prior service cost	275	399	824	1,197
Amortization of loss	545	410	1,636	1,231
Total net periodic benefit cost	$1,414	$1,439	$4,242	$4,379

15.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2020 and December 31, 2019, the Company had purchase commitments for inventory of $17.9 million and $22.0 million, respectively.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under

European Patent Convention Article 83. The Company believes the EPO's decision is erroneous and appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. On appeal, the Appeals Division withdrew the lower Opposition Division’s rejections with respect to a portion of the original subject matter and remanded the matter to the lower Opposition Division for further consideration. The patent, as originally granted, is deemed valid during the pendency of the opposition process.

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

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2020	2019	2020	2019	September 30, 2020
A	41%	56%	38%	45%	$22,138
B	28%	21%	28%	24%	$15,308
C	14%	12%	17%	17%	$33,266

Revenues from outside of North America represented approximately 97% of consolidated revenue for both three-month periods ended September 30, 2020 and 2019, respectively, and approximately 96% and 97% for the nine months ended September 30, 2020 and 2019, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2020	2019	2020	2019
South Korea	$66,667	$70,042	$167,154	$190,303
China	43,569	23,205	101,911	98,955
Japan	2,279	1,137	6,263	3,802
Other non-U.S. locations	663	539	1,475	1,718
Total non-U.S. locations	113,178	94,923	276,803	294,778
United States	3,901	2,592	10,521	8,670
Total revenue	$117,079	$97,515	$287,324	$303,448

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2020	December 31, 2019
United States	$88,476	$80,027
Other	8,354	7,845
Total long-lived assets	$96,830	$87,872

Substantially all chemical materials were purchased from one supplier. See Note 10.
17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.5% and 15.3% for the three months ended September 30, 2020 and 2019, respectively, and 17.9% and 15.8% for the nine months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax expense of $9.2 million and $6.7 million for the three months ended September 30, 2020 and 2019, respectively, and an expense of $17.4 million and $21.1 million for the nine months ended September 30, 2020 and 2019, respectively. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under ASU No. 2016-09 of $308,000 and $693,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, the Company has decided to litigate the Korean withholding taxes paid or withheld on the 2018, 2019 and 2020 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of September 30, 2020 and December 31, 2019, the Company has recorded a long-term asset of $36.7 million and $26.9 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $35.5 million and $25.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the September 30, 2020 and December 31, 2019 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of September 30, 2020 and December 31, 2019. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue. However, the KNTS has decided to appeal the ruling to the Korean High Court.

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

During the year ended December 31, 2019, the Company entered into a transaction with one of its customers for emitters involving elements of variable consideration. Due to the escalation in trade policy tension between the governments of China and the United States, the customer required a larger than normal shipment of emitters having a right to return them through March 15, 2020 in order to accommodate their uncertain production needs. Per Topic 606, the Company was constrained to recognizing revenue on this unique shipment to the extent that it was probable that a significant revenue reversal would not occur and deferred recognition of the remainder until after the inherent uncertainties of the transaction were resolved. These uncertainties included factors that were outside of the Company’s influence, including the customer’s production needs and complexities associated with the current international health and trade issues in China. On March 15, 2020, the inherent uncertainties of the transaction were resolved as the customer did not exercise their right of return provision. This event resulted in the recognition of the previously constrained revenue during the nine months ended September 30, 2020.

For both three-month periods ended September 30, 2020 and 2019, the Company recorded 97% of its revenue from sales of materials, respectively, and 3% from the providing of services through Adesis, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded 96% and 97% of its revenue from sales of materials and 4% and 3%, respectively, from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2020
Accounts receivable	$99,350
Short-term unbilled receivables	6,600
Long-term unbilled receivables	8,256
Short-term deferred revenue	138,391
Long-term deferred revenue	51,657

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at September 30, 2020 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue for the nine months ended September 30, 2020) expire in 2022. As of September 30, 2020, the Company had $13.8 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Nine Months Ended September 30, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue	—	97,556
Increases due to cash received	—	(144,200)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	1,458
Unbilled receivables recognized	13,494	—
Net change	13,494	(45,186)
Balance at September 30, 2020	$14,856	$(190,048)

	Nine Months Ended September 30, 2019
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	94,044
Increases due to cash received	—	(113,849)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	689
Unbilled receivables recognized	7,571	—
Transferred to receivables from unbilled receivables	(1,225)	—
Net change	6,346	(19,116)
Balance at September 30, 2019	$7,366	$(141,683)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$40,500	$36,962	$79,470	$111,876
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(277)	(260)	(613)	(922)
Adjusted net income	$40,223	$36,702	$78,857	$110,954
Denominator:
Weighted average common shares outstanding – Basic	47,227,061	46,980,439	47,182,625	46,947,109
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	339	249	1,263	1,142
Restricted stock awards and units and performance units	32,931	33,231	28,772	35,650
Weighted average common shares outstanding – Diluted	47,260,331	47,013,919	47,212,660	46,983,901
Net income per common share:
Basic	$0.85	$0.78	$1.67	$2.36
Diluted	$0.85	$0.78	$1.67	$2.36

For both the three-month periods ended September 30, 2020 and 2019, there were no combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive. For both the nine-month periods ended September 30, 2020 and 2019, there were no combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2020, Adesis employed a team of 97 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

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

Further, we continue to monitor the impact of the novel coronavirus 2019 (COVID-19) on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. We believe the ongoing COVID-19 pandemic had a substantial impact on our operations and financial results for the three and nine months ended September 30, 2020, and we expect the pandemic, as it evolves, to continue have an adverse impact on our results of operations in at least the near term, due in large part to the current disruption and uncertainties, potential continuing disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
REVENUE	$117,079	$97,515	$19,564
COST OF SALES	23,378	17,286	6,092
Gross margin	93,701	80,229	13,472
OPERATING EXPENSES:
Research and development	20,814	16,787	4,027
Selling, general and administrative	13,579	12,623	956
Amortization of acquired technology and other intangible assets	5,494	5,493	1
Patent costs	2,095	1,659	436
Royalty and license expense	3,293	2,837	456
Total operating expenses	45,275	39,399	5,876
OPERATING INCOME	48,426	40,830	7,596
Interest income, net	1,029	2,748	(1,719)
Other income, net	262	53	209
Interest and other income, net	1,291	2,801	(1,510)
INCOME BEFORE INCOME TAXES	49,717	43,631	6,086
INCOME TAX EXPENSE	(9,217)	(6,669)	(2,548)
NET INCOME	$40,500	$36,962	$3,538

Revenue

During the three months ended September 30, 2020, we recognized revenue of $117.1 million, an increase of $19.6 million from $97.5 million in the three months ended September 30, 2019. The increase in revenue was due to higher material sales as a result of stronger demand in the OLED display market.

Revenue derived from OLED sales comprised 97% of total revenue for both three-month periods ended September 30, 2020 and September 30, 2019. The remaining portion of our revenue was derived from contract research services. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended September 30, 2020 increased by $6.1 million as compared to the three months ended September 30, 2019, primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended September 30, 2020 and 2019, was an increase in inventory reserve of $198,000 and $1.0 million, respectively, due to excess inventory levels in certain products. As a result of the increase in material sales, gross margin for the three months ended September 30, 2020 increased by $13.5 million as compared to the three months ended September 30, 2019, with gross margin as a percentage of revenue decreasing to 80% from 82%.

Research and development

Research and development expenses increased to $20.8 million for the three months ended September 30, 2020, as compared to $16.8 million for the three months ended September 30, 2019. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $13.6 million for the three months ended September 30, 2020, as compared to $12.6 million for the three months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both three-month periods ended September 30, 2020 and 2019.

Patent costs

Patent costs increased to $2.1 million for the three months ended September 30, 2020, as compared to $1.7 million for the three months ended September 30, 2019. The results in the current year quarter reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $3.3 million for the three months ended September 30, 2020, as compared to $2.8 million for the three months ended September 30, 2019. The increase was due to increased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from an increase in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $1.0 million for the three months ended September 30, 2020, as compared to $2.7 million for the three months ended September 30, 2019. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current quarter over bond yields on available-for-sale investments held in the comparable period in 2019. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $262,000 for the three months ended September 30, 2020 as compared to $53,000 for the three months ended September 30, 2019.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.5% and 15.3% for the three months ended September 30, 2020 and 2019, respectively, and we recorded income tax expense of $9.2 million and $6.7 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the three months ended September 30, 2020, without the $308,000 benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.2% and $9.5 million, respectively, and for the three months ended September 30, 2019, without the $693,000 benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 16.9% and $7.4 million, respectively.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
REVENUE	$287,324	$303,448	$(16,124)
COST OF SALES	58,480	57,172	1,308
Gross margin	228,844	246,276	(17,432)
OPERATING EXPENSES:
Research and development	61,708	51,449	10,259
Selling, general and administrative	45,129	40,531	4,598
Amortization of acquired technology and other intangible assets	16,474	16,469	5
Patent costs	5,591	5,145	446
Royalty and license expense	8,195	8,828	(633)
Total operating expenses	137,097	122,422	14,675
OPERATING INCOME	91,747	123,854	(32,107)
Interest income, net	4,444	8,336	(3,892)
Other income, net	634	740	(106)
Interest and other income, net	5,078	9,076	(3,998)
INCOME BEFORE INCOME TAXES	96,825	132,930	(36,105)
INCOME TAX EXPENSE	(17,355)	(21,054)	3,699
NET INCOME	$79,470	$111,876	$(32,406)

Revenue

During the nine months ended September 30, 2020, we recognized revenue of $287.3 million, a decrease of $16.1 million from the $303.4 million recognized in the nine months ended September 30, 2019. We believe the decrease in revenue was mainly due to the weakened demand for emitter product from our customers as a result of the COVID-19 pandemic that occurred in the three-month period ended June 30, 2020. Revenue increased to pre-COVID-19 levels during the three-month period ended September 30, 2020 as a result of stronger demand in the OLED display market. However, the full extent of the impact of the pandemic on our operational performance remains uncertain and will depend on many factors including the timing, extent and duration of the pandemic, the development and availability of effective treatments and vaccines, and the impact on the global economy and demand for OLED consumer products.

Revenue derived from OLED sales comprised 96% of total revenue for the nine months ended September 30, 2020 as compared to 97% for the nine months ended September 30, 2019. The remaining portion of our revenue was derived from contract research services. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the nine months ended September 30, 2020 increased by $1.3 million as compared to the nine months ended September 30, 2019, primarily due to an increase in manufacturing costs offset by a decrease in the level of material sales. Included in the cost of sales for the nine months ended September 30, 2020 and 2019, was an increase in inventory reserve of $808,000 and $4.2 million, respectively, due to excess inventory levels in certain products. As a result of the increase in manufacturing costs and decrease in material sales, gross margin for the nine months ended September 30, 2020 decreased by $17.4 million as compared to the nine months ended September 30, 2019, with gross margin as a percentage of revenue decreasing to 80% from 81%.

Research and development

Research and development expenses increased to $61.7 million for the nine months ended September 30, 2020, as compared to $51.4 million for the nine months ended September 30, 2019. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $45.1 million for the nine months ended September 30, 2020, as compared to $40.5 million for the nine months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $16.5 million for both nine-month periods ended September 30, 2020 and 2019.

Patent costs

Patent costs increased to $5.6 million for the nine months ended September 30, 2020, as compared to $5.1 million for the nine months ended September 30, 2019. The results in the current year reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $8.2 million for the nine months ended September 30, 2020, as compared to $8.8 million for the nine months ended September 30, 2019. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $4.4 million for the nine months ended September 30, 2020, as compared to $8.3 million for the nine months ended September 30, 2019. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2019.

Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $634,000 for the nine months ended September 30, 2020 as compared to $740,000 for the nine months ended September 30, 2019.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 17.9% and 15.8% for the nine months ended September 30, 2020 and 2019, respectively, and we recorded income tax expense of $17.4 million and $21.1 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the nine months ended September 30, 2020, without the $1.9 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.8% and $19.2 million, respectively, and for the nine months ended September 30, 2019, without the $3.5 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 18.5% and $24.6 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2020, we had cash and cash equivalents of $162.6 million and short-term investments of $510.1 million, for a total of $672.7 million. This compares to cash and cash equivalents of $131.6 million and short-term investments of $514.5, for a total of $646.1 million, as of December 31, 2019.

Cash provided by operating activities for the nine months ended September 30, 2020 was $75.8 million resulting from $79.5 million of net income and $61.8 million due to changes in our operating assets and liabilities, partially offset by a $65.5 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $144.2 million and an increase in other liabilities of $8.6 million, partially offset by an increase in accounts receivable of $38.9 million, an increase in inventory of $21.0 million, a decrease in accounts payable and accrued expenses of $19.6 million and an increase in other assets of $11.5 million.

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

Cash used in investing activities was $10.1 million for the nine months ended September 30, 2020, as compared to $83.2 million for the nine months ended September 30, 2019. The decrease was due to the timing of maturities and purchases of investments resulting in net sales of $9.1 million for the nine months ended September 30, 2020, as compared to net purchases of $57.5 million for the nine months ended September 30, 2019, partially offset by a decrease in purchases of intangibles and property, plant and equipment of $6.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in property, plant and equipment purchases during 2020 was primarily due to improvements to our Ewing facilities in New Jersey as part of our plan to expand operations during 2019.

Cash used in financing activities was $34.8 million for the nine months ended September 30, 2020, as compared to $30.1 million for the nine months ended September 30, 2019. The increase was due to an increase in the cash payment of dividends in the current year of $7.2 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.6 million, a decrease in the repurchase of common stock of $649,000 and an increase in proceeds from the issuance of common stock of $211,000.

Working capital was $703.4 million as of September 30, 2020, as compared to $630.9 million as of December 31, 2019. The increase was primarily due to an increase in accounts receivable, cash and cash equivalents and inventory, partially offset by an increase in deferred revenue.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The European Patent Office (EPO) combined the oppositions into a single opposition proceeding, and a hearing on this matter was held in December 2015, wherein the EPO Opposition Division revoked the patent claims for alleged insufficiencies under European Patent Convention Article 83. We believe the EPO's decision is erroneous and appealed the decision. Subsequent to the filing of the appeal, BASF withdrew its opposition to the patent. On appeal, the Appeals Division withdrew the lower Opposition Division’s rejections with respect to a portion of the original subject matter and remanded the matter to the lower Opposition Division for further consideration. The patent, as originally granted, is deemed valid during the pendency of the opposition process.

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

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020 based on information currently known to us and recent developments since the filing of such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. The matters discussed below should be read in conjunction with the risk factors set forth in such Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

The COVID-19 pandemic has had, and we expect it to continue to have, a material adverse effect on our operations and business.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to continue to have an adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, including any “second wave” of the pandemic that may occur in the fourth quarter of 2020, which are uncertain and cannot be predicted.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: October 29, 2020	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary