Form 10-K
period 2020-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2021-02-18
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Market as of June 30, 2020, was $6,378,877,535.  Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 16, 2021, the registrant had outstanding 47,109,309 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2021, are incorporated by reference into Part III of this report.

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

•	impacts of the COVID-19 pandemic on the global economy, consumer spending and global supply chains, as well as volatility in and disruption of financial markets;
•	the adequacy of protections afforded to us by the patents that we own or license and the cost to us of maintaining, enforcing and defending those patents;
•	our ability to protect our patented and non-patented intellectual property;
•	our exposure to and ability to defend third-party claims and challenges to our existing and future intellectual property rights;
•	our ability to maintain our competitive position following the expiration of our fundamental phosphorescent organic light-emitting diode (PHOLED) patents;
•	our ability to form and continue strategic relationships with manufacturers of OLED products;
•	the payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future;
•	the potential commercial applications of and future demand for our OLED technologies and materials, and of OLED products in general;
•	our ability to offer and our customers’ willingness to continue to purchase our materials in the event of substantial increases in tariffs or restrictions resulting from international trade disputes;
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

Our primary business strategy is to (1) develop new OLED materials and sell existing and any new materials to manufacturers of products for display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and license our proprietary OLED technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 5,000 patents issued and pending worldwide.

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

Organic materials make technically possible the development of flexible displays for use in an entirely new array of product applications. Such applications include display devices that fold in use, or conform to various shapes for wearable, rollable, industrial and ruggedized applications. In addition, due to the inherent transparency of the organic materials and transparent electrode technologies, OLEDs eventually may enable the production of transparent displays for use in products such as automotive windshields and windows with embedded displays.

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

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, LEDs are already widely employed in a variety of lighting products, such as traffic lights, digital signage and billboards, replacements for incandescent lighting, backlights for smartphones, computer monitors and televisions, and as border or accent lighting. However, the most commercial LED offerings are characterized by high operating temperatures and intense brightness which may make them less desirable for many lighting applications.

OLEDs, on the other hand, can be designed to provide improved lighting characteristics because they can be larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of LEDs. OLEDs can be fabricated onto any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working on and have introduced limited product applications of OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by other existing lighting technologies, as well as for new applications that take advantage of the OLED form factor. In particular, the ability of OLED technology to produce uniform illumination over arbitrary shapes is making OLED lighting very attractive to the automobile industry as well as the digital signage industry.

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

Through our internal, innovative research, which has produced the majority of our most critical commercial technologies,  our relationships with supplier companies, such as PPG Industries, Inc. (PPG), and our existing and new academic partners, we believe that we can continue to advance the technology we have already developed and commercialized, and that we will continue to discover and develop other important OLED technologies, as well as novel OLED materials, that will facilitate further adoption of our various OLED technologies by product manufacturers. To this end, we have completed construction of two state-of-the-art laboratories, or Application Centers, near our larger customers in the Asia-Pacific region. We believe these Application Centers will provide us and our customers with the ability to more quickly evaluate, develop and bring to market our newest OLED materials and technologies. We also are committing significant resources to explore the use of next-generation emissive layer technologies and dry printing technologies such as organic vapor jet printing (OVJP).

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

In 2020, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox), Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT), Shenzhen Royale Display Technologies Co. Ltd., Japan Display, Inc., Sharp Corporation, and AU Optronics Corporation (AU Optronics). Other licensed customers of our technology in 2020 included Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

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

Most manufacturers of displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan, China and Hong Kong, as well as a representative office in Taiwan. We also have recently completed the construction of new Application Centers in Hong Kong and Seoul, Korea, which we believe will allow our Asia-based display manufacturers to evaluate our technology more quickly and incorporate the technology into their commercial designs. Our wholly-owned subsidiary formed under the laws of the Republic of Ireland, UDC Ireland Ltd. (UDC Ireland), is responsible for all material sales worldwide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

In 2020, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, each of which had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

Our current materials business, conducted outside the United States by UDC Ireland, is focused primarily on the delivery of such emissive materials. We have also developed host materials for the emissive layer and began selling them commercially in 2011. In addition to our materials, which are generally protected by patents covering various molecular structures, we also have system and process patents that cover various fundamentally important aspects of the OLED device, device architectures, use of materials in devices and OLED manufacturing processes. These patents are important to our licensing business because they enable us to provide our business partners important OLED related technologies.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2020, we continued our commercial supply relationships with companies such as BOE, LG Display, SDC, Tianma, CSOT and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our intellectual property, research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including, but not limited to, the following:

FOLED ™ Flexible OLEDs

We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most other flat panel displays are built on rigid glass substrates. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Many OLED smartphone displays are built on plastic substrates including those produced by SDC and LG Display. Several of our customers demonstrated different foldable and rollable FOLED displays at the 2021 CES (Consumer Electronics Show) in Las Vegas, NV.  The commercial introduction of such FOLED product offerings demonstrates the viability of new display product applications, such as portable, roll-up communications televisions, tablets, notebook computers and smartphones, as well as enhance the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods in the future. Our internal research and development efforts are expected to enhance and promote the future adoption of consumer and industrial FOLED devices.

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In 2019, we installed a new red-green-blue OVJP pilot tool at our Ewing, New

Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan. In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of our proprietary OVJP technology. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

The 2011 license and purchase agreements with SDC expired on December 31, 2017, and on February 13, 2018, we entered into new patent license and supplemental purchase agreements, both with an effective date of January 1, 2018. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2022 with an additional two-year extension option. Under these agreements, we are being paid a license fee, payable in quarterly installments over the agreement term of five years. These agreements convey to SDC the non-exclusive right to make and sell licensed products covered by certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. The 2018 supplemental purchase agreement provides for minimum annual purchase obligations of phosphorescent emitter material from us for use in the manufacture of the licensed products. SDC is currently the largest manufacturer of AMOLED displays for smartphones and other personal electronic devices and produces displays for a number of different smartphone and electronic device manufacturers.

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

In 2019, we entered into an evaluation and commercial supply relationship with CSOT. In 2020, we entered into long-term, multi-year agreements with CSOT. Under these agreements, we have granted CSOT non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to CSOT for use in licensed products.

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

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which continues through December 31, 2021 and is automatically renewed for additional one year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2020. Most of these relationships are focused on combining our proprietary PHOLED emitters with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitter products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our emitter and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

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

Application Centers

In addition to our laboratory facilities in Ewing, New Jersey, in 2019 we completed the construction of new, leased, Application Centers in Hong Kong and Seoul, Korea. We believe these centers, which include state-of-the-art OLED laboratories, will better assist our Asia-based customers in their timely evaluation and adoption of our proprietary PHOLED materials, know-how and technologies in their respective PHOLED designs.

Our Contract Research Organization Business: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis). Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware and another, leased, 7,000 square foot facility in Wilmington, Delaware. As of December 31, 2020, Adesis employed a team of 100 research scientists, chemists, engineers and laboratory technicians.

Prior to our acquisition of Adesis, we utilized more than 60% of Adesis’ technology service and production output. Although we expect to continue to utilize the majority of its technology research capacity for the benefit of our OLED technology development, Adesis is expected to continue operating as a CRO in the above-mentioned industries.

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

The 2006 Research Agreement extends through April 2023 with an option to further extend for an additional two years. We make payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2020, we were obligated to pay USC up to $6.9 million for work to be performed during the remaining extended term.

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

Over the years, we have also entered into research agreements with various universities and research institutions that have been able to provide tailored research capabilities and insights relating to our PHOLED technology. As the utilization of PHOLED technology continues to expand, we intend to further engage key researchers at other universities and research institutions to help identify additional fundamental technologies that could benefit PHOLED technology implementation.

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

As of December 31, 2020, we owned more than 4,900 unexpired issued patents and pending patent applications around the world in addition to the hundreds of patents and patent applications we exclusively license from our research partners, as discussed below.

Patents We License from Research Partners

We exclusively license patent rights from a number of university research partners. Generally, we sponsor scientific researchers at universities to undertake pre-defined research programs, and in exchange we receive license rights to patents that may be developed under the programs. As part of these programs, we may provide compensation in the form of support for research program-related activities, reimbursement for patent related costs, as well as providing for some forms of licensing and/or sublicensing fees for licensed technology that is commercialized by us or our customers. The earliest of our research partners included Princeton, USC, and Michigan, which developed some of the early breakthrough PHOLED technology and related patents in the mid to late 1990’s, some of which are now expired. In addition to our continuing work with these universities, we have expanded our sponsored research programs to include additional scientific researchers at other institutions that we believe can provide breakthroughs in promising new fields of research that may benefit the OLED marketplace. As of December 31, 2020, the patent rights we exclusively license from all our university research partners included more than 750 issued patents and pending patent applications in jurisdictions around the world. Under our university patent license agreements, we are generally free to sublicense to third parties all or any portion of the licensed patent rights for the life of the licensed patents, though our rights are subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

As part of our university license agreements, we may be required to compensate the universities to the extent we, or our sublicensees, utilize the licensed technology. Under the 1997 Amended License Agreement with Princeton we are required to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed patents used by our sublicensees. Princeton shares portions of these royalties with USC and Michigan under their inter-institutional agreements. We owed royalties under the 1997 Amended License Agreement with Princeton of $11.1 million for 2020.

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

The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Solus, Advanced Materials Co., Dow Chemical, Duksan Neolux Co., Ltd., Idemitsu Kosan, Merck KGaA, NSCC and Samsung SDI Co. Ltd. These companies have significant resources, and some may aggressively pursue such business in the future.

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

Human Capital

As of December 31, 2020, we had 349 active full-time employees and one part-time employee, none of whom are unionized.  Of these employees, 242 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

The COVID-19 pandemic continues to impact lives and businesses around the world. We have taken proactive steps to help protect the health and safety of our employees and maintain business continuity. A significant majority of our office workers continue to telecommute. Within our production and office areas we have established a number of safety protocols, including face covering and physical distance requirements, enhanced cleaning, encouraging daily self-health checks, and mandatory temperature screening stations managed by health professionals. We have also implemented a coronavirus testing protocol in certain of our offices where the incidence of COVID outbreaks may impact critical operations. As part of that reporting process, we have developed a robust contact tracing program to identify employees who were in close contact with any ill employee in the workplace. All of the actions above are overseen by a Crisis Management Working Group, a multi-functional, multi-discipline team tasked with integrating all aspects of our COVID-19 response.

Our goal is to be a diverse and inclusive company. Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. Women represent 33% of our executive management team, 23% of our leadership (Director level and above) and 24% of our total workforce, as well as 33% of our Board of Directors. We have employees from over 25 countries in our workforce, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. In 2020 our voluntary turnover rate was 5%, and we had overall employee growth rate of 13%. Additional data, including historical turnover and diversity information, as well as our corporate policies relating to our employee engagement and human capital, are updated on our website www.oled.com, and included in our annual Corporate Responsibility Report.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed or acquired other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Limited (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan GK (2011), UDC Ireland Ltd. (2012), Universal Display Corporation China, Ltd. (2016), Adesis, Inc. (2016), UDC Ventures LLC (2019), and OVJP Corporation (2020), and we established a representative office in Taiwan (2011).

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 18, 2021:

Name	Age	Position
Sherwin I. Seligsohn	85	Founder and Chairman of the Board of Directors
Steven V. Abramson	69	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	73	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	59	Senior Vice President and Chief Technical Officer
Janice K. Mahon	63	Vice President of Technology Commercialization and General Manager, PHOLED Material Sales Business
Mauro Premutico	55	Vice President, Legal and General Manager, Patents and Licensing

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

Risks Related to Our Intellectual Property

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2020, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as a result of the expiration of these patents.

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

Risks Related to Our Business and Operations

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

The COVID-19 pandemic has had, and we expect it to continue to have, a material adverse effect on our operations and business. Any similar future epidemic or pandemic could also have such an effect.

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

Should there be in the future any similar epidemic or pandemic that harms the global economy in general, our business, financial condition and results of operations could be adversely affected. We may also experience impacts to certain of our customers as a result of health epidemic or other outbreak occurring in one or more locations, which in turn may materially and adversely affect our business, financial condition and results of operations.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG currently runs through the end of 2021 and shall be automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

Additionally, PPG manufactures our materials at its facilities based in the United States. As a result, such materials may be subject to tariffs or other barriers from or to countries where some of our product manufacturer customers have operations and to where we would need to ship product.

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

Risks Related to Legal, Regulatory and Tax Matters

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

Risks Related to Our Stock and Capitalization

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

As of February 18, 2021, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Our executive officers and directors and their respective affiliates and the adult children of Sherwin Seligsohn, beneficially own, as of February 18, 2021, approximately 8.6% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

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

We believe that opposition proceedings are frequently commenced in the ordinary course of business by third parties who may believe that one or more claims in a patent do not comply with the technical or legal requirements of the specific jurisdiction in which the patent was issued. We view these proceedings as reflective of our goal of obtaining the broadest legally permissible patent coverage permitted in each jurisdiction. Once a proceeding is initiated, as a general matter, the issued patent continues to be presumed valid until the jurisdiction’s applicable administrative body issues a final non-appealable decision. Depending on the jurisdiction, the outcome of these proceedings could include affirmation, denial or modification of some or all of the originally issued claims. We believe that as OLED technology becomes more established and our patent portfolio increases in size, so will the number of these proceedings.

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

Our Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “OLED.” As of February 18, 2021, there were approximately 317 holders of record of our common stock.

During 2018, 2019 and 2020, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2015 to December 31, 2020, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2015 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Universal Display Corp., the Russell 2000 Index
and the NASDAQ Electronic Components Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Universal Display Corp.
Russell 2000
NASDAQ Electronic Components

	Cumulative Total Return
	12/15	12/16	12/17	12/18	12/19	12/20
Universal Display Corp.	100.00	103.42	317.46	172.43	380.61	426.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
NASDAQ Electronic Components	100.00	121.48	146.21	119.92	178.71	252.83

 Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

(in thousands, except share and per share data)	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Results:
Total revenue	$428,867	$405,177	$247,414	$335,629	$198,886
Cost of sales (1)	85,478	75,374	53,541	54,698	26,288
Research and development expense	83,894	71,276	53,717	49,144	42,744
Selling, general and administrative expense	61,346	59,613	46,999	46,808	32,876
Amortization of acquired technology and other intangible assets	21,969	21,962	21,962	21,983	16,493
Patent costs	7,529	6,833	7,464	7,010	6,249
Interest income, net	5,139	10,795	7,659	3,294	2,113
Income tax expense	(30,157)	(31,601)	(5,471)	(45,652)	(20,528)
Net income	133,372	138,304	58,840	103,885	48,070
Net income per common share, basic	$2.80	$2.92	$1.24	$2.19	$1.02
Net income per common share, diluted	$2.80	$2.92	$1.24	$2.18	$1.02
Balance Sheet Data:
Total assets	$1,269,228	$1,120,157	$933,424	$779,956	$627,559
Current liabilities	164,960	161,508	133,182	63,824	40,206
Shareholders’ equity	912,714	811,449	690,506	659,054	528,468
Other Financial Data:
Working capital	$759,646	$630,931	$501,658	$455,358	$345,164
Capital expenditures	27,991	30,059	25,391	29,803	7,300
Purchase of intangibles	60	401	—	—	95,989
Weighted average shares used in computing basic net income per common share	47,198,982	46,959,775	46,849,588	46,725,289	46,408,460
Weighted average shares used in computing diluted net income per common share	47,236,994	46,995,462	46,896,766	46,805,194	46,535,980
Shares of common stock outstanding, end of period	47,647,828	47,486,545	47,319,887	47,118,171	46,913,127

(1)

During the years ended December 31, 2020, 2019 and 2018, the Company recorded an increase in inventory reserve of $1.1 million, $5.9 million and $3.6 million, respectively, due to excess inventory levels in certain products.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode (OLED), technologies and materials for use in display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, as well as specialty and general lighting products. Since 1994, we have been engaged and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

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

In 2018, we entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC). This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2018 and lasts through the end of 2022 with an additional two-year extension option. Under this agreement, we are being paid a license fee, payable in quarterly installments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets.

At the same time that we entered into the current license agreement with SDC, we also entered into a material purchase agreement with SDC. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

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

In 2019, we entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). In 2020, we entered into long-term, multi-year agreements with CSOT. Under these agreements, we have granted CSOT non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to CSOT for use in licensed products.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2020, Adesis employed a team of 100 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020. We expect that as the pandemic continues to evolve, it can potentially have a further adverse impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted for at least the first half of 2021, including as a result of:

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

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow. We continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and on our financial results for the 2021 fiscal year.

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

We believe that our accounting policies related to revenue recognition and deferred revenue and income taxes, as described below, are our “critical accounting policies” as contemplated by the SEC. These policies, which have been reviewed with our Audit Committee, are discussed in greater detail below.

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

The rights and benefits to our OLED technologies are conveyed to the customer through technology license agreements and material supply agreements. We believe that the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration, including material, license and royalty fees, is estimated and recognized over the contract term based on material units sold at the estimated per unit fee over the life of the contract.

Various estimates are relied upon to recognize revenue. We estimate total material units to be purchased by our customers over the contract term based on historical trends, industry estimates and our forecast process. Our management uses the expected value method to estimate the material per unit fee. Additionally, our management estimates the total sales-based royalties based on the estimated net sales revenue of our customers over the contract term.

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

During the year ended December 31, 2020, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for 2019 and 2018, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 20, 2020.

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	(Decrease) Increase
REVENUE:
Material sales	$229,749	$243,413	$(13,664)
Royalty and license fees	185,054	150,022	35,032
Contract research services	14,064	11,742	2,322
Total revenue	428,867	405,177	23,690
COST OF SALES	85,478	75,374	10,104
Gross margin	343,389	329,803	13,586
OPERATING EXPENSES:
Research and development	83,894	71,276	12,618
Selling, general and administrative	61,346	59,613	1,733
Amortization of acquired technology and other intangible assets	21,969	21,962	7
Patent costs	7,529	6,833	696
Royalty and license expense	11,125	11,776	(651)
Total operating expenses	185,863	171,460	14,403
OPERATING INCOME	157,526	158,343	(817)
Interest income, net	5,139	10,795	(5,656)
Other income, net	864	767	97
Interest and other income, net	6,003	11,562	(5,559)
INCOME BEFORE INCOME TAXES	163,529	169,905	(6,376)
INCOME TAX EXPENSE	(30,157)	(31,601)	1,444
NET INCOME	$133,372	$138,304	$(4,932)

Revenue

Our total material sales were $229.7 million for the year ended December 31, 2020, as compared to $243.4 million for the year ended December 31, 2019, a decrease of 6% with a commensurate decrease in unit material volume of 3%. The decrease in material sales was due to the impact that the COVID-19 pandemic had on the global demand of OLED products utilizing our emitter material primarily during the second quarter of 2020. During the second half of 2020, OLED market conditions improved with our material sales demand returning to levels as those experienced prior to the pandemic as our customers’ demand cycles ramped up in preparation of new generations of mobile phones as well as the continued expansion in the OLED television market. Even though we believe we have experienced the worst effects of the COVID-19 pandemic, we remain uncertain as to the possibility of its re-emergence and corresponding negative impact on OLED market demand.

•

Green emitter sales for the year ended December 31, 2020, which include our yellow-green emitters, were $177.8 million as compared to $189.4 million for the year ended December 31, 2019 with unit material volumes decreasing by 2%.

•	Red emitter sales for the year ended December 31, 2020 were $51.0 million as compared to $53.2 million for the year ended December 31, 2019 with unit material volumes decreasing by 6%.

Revenue from royalty and license fees was $185.1 million for the year ended December 31, 2020 as compared to $150.0 million for the year ended December 31, 2019, an increase of 23%, as our customer’s sales of royalty bearing OLED licensed products strengthened in the latter half of 2020.

Contract research services revenue was $14.1 million for the year ended December 31, 2020 as compared to $11.7 million for the year ended December 31, 2019, an increase of 20%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of Sales

Cost of sales for the year ended December 31, 2020 increased by $10.1 million as compared to the year ended December 31, 2019, primarily due to an increase in manufacturing costs partially offset by a decrease relating to the lower amount of material sales. The increase in manufacturing costs was primarily due to higher costs incurred during the quarter ended December 31, 2020, associated with increased levels of product development required to meet our customer’s requests as they launched the next wave of new product introductions into the OLED market. We believe this is a temporary condition and manufacturing costs will return to previous trend-levels as the current product introductions are brought to market and begin to mature. Also included in the cost of sales for the years ended December 31, 2020 and 2019 was an increase in inventory reserve of $1.1 million and $5.9 million, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from royalty and license fees partially offset by a decrease in material sales and an increase in manufacturing costs, gross margin for the year ended December 31, 2020 increased by $13.6 million as compared to the year ended December 31, 2019, with gross margin as a percentage of revenue decreasing to 80% from 81%.

Research and development

Research and development expenses increased to $83.9 million for the year ended December 31, 2020, as compared to $71.3 million for the year ended December 31, 2019. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $61.3 million for the year ended December 31, 2020, as compared to $59.6 million for the year ended December 31, 2019. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $22.0 million for each of the years ended December 31, 2020 and 2019. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $7.5 million for the year ended December 31, 2020, as compared to $6.8 million for the year ended December 31, 2019. The increase in patent costs reflected higher internal patent prosecution related activities.

Royalty and license expense

Royalty and license expense decreased to $11.1 million for the year ended December 31, 2020, as compared to $11.8 million for the year ended December 31, 2019. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC, and Michigan, resulting from a decrease in qualifying sales. See Note 10 in Notes to Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $5.1 million for the year ended December 31, 2020, as compared to $10.8 million for the year ended December 31, 2019. The decrease in interest income, net, was primarily due to a decrease in bond yields on available-for-sale investments held during the year ended December 31, 2020 over amounts held during 2019. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net, of $864,000 for the year ended December 31, 2020, as compared to $767,000 for the year ended December 31, 2019.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.4% and 18.6% for the years ended December 31, 2020 and 2019, respectively, and we recorded income tax expense of $30.2 million and $31.6 million, respectively, for those periods. The recorded amounts include deductions for employee share awards in excess of compensation costs (“windfalls”) under Accounting Standards Update (ASU) No. 2016-09. For the year ended December 31, 2020, without the $1.7 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 19.5% and $31.9 million, respectively, and for the year ended December 31, 2019, without the $3.0 million benefit of ASU No. 2016-09, the effective income tax rate and income tax expense would have been 20.4% and $34.6 million, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of December 31, 2020, we had cash and cash equivalents of $630.0 million and short-term investments of $100.0 million, for a total of $730.0 million. This compares to cash and cash equivalents of $131.6 million and short-term investments of $514.5 million, for a total of $646.1 million, as of December 31, 2019.

Cash provided by operating activities for the year ended December 31, 2020 was $148.8 million resulting from $133.4 million of net income and $136.6 million due to changes in our operating assets and liabilities, partially offset by a $121.2 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $192.4 million and an increase in other liabilities of $10.1 million, partially offset by an increase in inventory of $28.8 million, an increase in accounts receivable of $21.8 million, a decrease in accounts payable and accrued expenses of $8.3 million and an increase in other assets of $7.0 million.

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

Cash provided by investing activities was $391.3 million for the year ended December 31, 2020, as compared to cash used in investing activities of $238.7 million for the year ended December 31, 2019. The increase in cash provided by investing activities was due to the timing of maturities and purchases of investments resulting in net sales and maturities of $419.3 million for the year ended December 31, 2020, as compared to net purchases of $208.3 million for the year ended December 31, 2019, and a decrease in purchases of intangibles and property, plant and equipment of $2.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in property, plant and equipment purchases during 2020 was primarily due to improvements to our Ewing facilities in New Jersey as part of our plan to expand operations during 2019.

Cash used in financing activities was $41.7 million for the year ended December 31, 2020, as compared to $34.6 million for the year ended December 31, 2019. The increase was due to an increase in the cash payment of dividends in the current year of $9.6 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.6 million, a decrease in the repurchase of common stock of $649,000 and an increase in proceeds from the issuance of common stock of $287,000.

Working capital was $759.6 million as of December 31, 2020, compared to $630.9 million as of December 31, 2019. The increase was primarily due to an increase in cash and cash equivalents, inventory and accounts receivable, partially offset by a decrease in short-term investments.

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

We believe that potential additional financing sources for us include long-term and short-term borrowings and public and private sales of our equity and debt securities. It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain, maintain and enforce patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all, particularly in the current economic environment.

Contractual Obligations

As of December 31, 2020, we had the following contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated retirement plan benefit payments	$93,808	$—	$12,366	$12,842	$68,600
Lease obligations	10,223	2,174	3,288	1,794	2,967
Purchasing obligations	13,721	13,721	—	—	—
Research related obligations	7,687	3,721	3,966	—	—
Minimum royalty obligation (1)	500	100	200	200	$100/year
Total (2)	$125,939	$19,716	$19,820	$14,836	$71,567

(1)

Under the 1997 Amended License Agreement, we are obligated to pay Princeton minimum royalties of $100,000 per year until the agreement is no longer in effect. The agreement has no scheduled expiration date.

(2)	See Note 16 to the Consolidated Financial Statements for discussion of obligations upon termination of employment of executive officers as a result of a change in our control.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2021 (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
4	Description of Securities(3)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Sherwin I. Seligsohn, dated as of November 4, 2008 (4)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (4)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Sidney D. Rosenblatt, dated as of November 4, 2008 (4)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (4)
10.5#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (4)
10.6#	Non-Competition and Non-Solicitation Agreement between the registrant and Sherwin I. Seligsohn, dated as of February 23, 2007 (5)
10.7#	Non-Competition and Non-Solicitation Agreement between the registrant and Steven V. Abramson, dated as of January 26, 2007 (5)
10.8#	Non-Competition and Non-Solicitation Agreement between the registrant and Sidney D. Rosenblatt, dated as of February 7, 2007 (5)
10.9#	Non-Competition and Non-Solicitation Agreement between the registrant and Julia J. Brown, dated as of February 5, 2007 (5)
10.10#	Non-Competition and Non-Solicitation Agreement between the registrant and Janice K. Mahon, dated as of February 23, 2007 (4)
10.11#	Amended and Restated Change in Control Agreement between the registrant and Mauro Premutico, dated April 16, 2012 (6)
10.12#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (7)

Exhibit Number	Description
10.13#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (8)
10.14	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (9)
10.15	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (10)
10.16

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (11)

10.17	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (12)
10.18+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (13)
10.19+	OLED Patent License Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (14)
10.20+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (14)
10.21+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (15)
10.22#	Universal Display Corporation Annual Incentive Plan (16)
10.23#	Form Agreement - Restricted Stock Unit Grant Letter (17)
10.24#	Form Agreement - Performance Unit Grant Letter (17)
10.25#	Universal Display Corporation Equity Compensation Plan (18)
10.26#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (19)
10.27#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (20)
10.28#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015 (20)
10.29#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (21)
10.30#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015 (21)
10.31+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (22)
10.32#	Equity Grant Agreement between the registrant and Steven V. Abramson, dated as of December 12, 2019 (3)
10.33#	Equity Grant Agreement between the registrant and Sidney D. Rosenblatt, dated as of December 12, 2019 (3)
10.34#	Equity Grant Agreement between the registrant and Julia J. Brown, dated as of December 12, 2019 (3)
10.35#	Equity Grant Agreement between the registrant and Mauro Premutico, dated as of December 12, 2019 (3)
10.36#	Equity Grant Agreement between the registrant and Janice K. Mahon, dated as of December 12, 2019 (3)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
+

Confidential treatment has been accorded to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018.
(2)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2004.
(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009.
(5)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(6)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012.
(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010.
(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013.
(9)	Filed as an Exhibit to the Annual Report on Form 10K-SB for the year ended December 31, 1997, filed with the SEC on March 31, 1998.
(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003.
(11)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006.
(12)	Filed as an Exhibit to the amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 20, 2001.
(13)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011.
(14)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018.
(15)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.

(16)	Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(17)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
(18)	Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(19)	Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(20)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015.
(21)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015.
(22)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

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

Date: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 18, 2021
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 18, 2021
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and	February 18, 2021
Sidney D. Rosenblatt	Director (principal financial and accounting officer)

/s/ Cynthia J. Comparin	Director	February 18, 2021
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 18, 2021
Richard C. Elias

/s/ Elizabeth H. Gemmill	Director	February 18, 2021
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 18, 2021
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 18, 2021
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 18, 2021
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. In addition, as discussed in Note 19 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s revenue recognition process, including the Company’s review and approval of forecasted quantities of material unit sales of OLED products and review of forecasted royalties. We assessed the Company’s forecasting policies and procedures and the inputs used in making the estimates by considering other reasonably likely outcomes when evaluating potential management bias. Additionally, we inspected the forecast calculations for a selection of OLED contracts and compared the per-material unit prices and royalty rates used against the respective contract terms. We compared the OLED material unit sales forecast to internal operating and production budgets, and we compared the forecasted OLED material unit sales and royalties to the results of inquiries of Company personnel, publicly available market data, and analyst reports. We assessed the Company’s ability to accurately forecast OLED material unit sales and royalties by comparing recent historical forecasts to actual results and evaluating the Company’s conclusions regarding the reasons for changes in the current year’s estimates as compared to prior estimates.

/s/   KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 18, 2021

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$630,012	$131,627
Short-term investments	99,996	514,461
Accounts receivable	82,261	60,452
Inventory	91,591	63,953
Other current assets	20,746	21,946
Total current assets	924,606	792,439
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $72,493 and $57,276	102,113	87,872
ACQUIRED TECHNOLOGY, net of accumulated amortization of $153,050 and $132,468	70,253	90,774
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $6,155 and $4,768	10,685	12,072
GOODWILL	15,535	15,535
INVESTMENTS	5,000	5,000
DEFERRED INCOME TAXES	37,695	30,375
OTHER ASSETS	103,341	86,090
TOTAL ASSETS	$1,269,228	$1,120,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,801	$13,296
Accrued expenses	41,404	49,022
Deferred revenue	105,215	97,333
Other current liabilities	4,540	1,857
Total current liabilities	164,960	161,508
DEFERRED REVENUE	57,086	47,529
RETIREMENT PLAN BENEFIT LIABILITY	78,527	51,117
OTHER LIABILITIES	55,941	48,554
Total liabilities	356,514	308,708
COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,013,476 and 48,852,193 shares issued, and 47,647,828 and 47,486,545 shares outstanding at December 31, 2020 and December 31, 2019, respectively	490	489
Additional paid-in capital	635,595	620,236
Retained earnings	353,930	249,003
Accumulated other comprehensive loss	(36,019)	(16,997)
Treasury stock, at cost (1,365,648 shares at December 31, 2020 and December 31, 2019)	(41,284)	(41,284)
Total shareholders’ equity	912,714	811,449
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,269,228	$1,120,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUE:
Material sales	$229,749	$243,413	$153,204
Royalty and license fees	185,054	150,022	80,644
Contract research services	14,064	11,742	13,566
Total revenue	428,867	405,177	247,414
COST OF SALES	85,478	75,374	53,541
Gross margin	343,389	329,803	193,873
OPERATING EXPENSES:
Research and development	83,894	71,276	53,717
Selling, general and administrative	61,346	59,613	46,999
Amortization of acquired technology and other intangible assets	21,969	21,962	21,962
Patent costs	7,529	6,833	7,464
Royalty and license expense	11,125	11,776	6,996
Total operating expenses	185,863	171,460	137,138
OPERATING INCOME	157,526	158,343	56,735
Interest income, net	5,139	10,795	7,659
Other income (expense), net	864	767	(83)
Interest and other income, net	6,003	11,562	7,576
INCOME BEFORE INCOME TAXES	163,529	169,905	64,311
INCOME TAX EXPENSE	(30,157)	(31,601)	(5,471)
NET INCOME	$133,372	$138,304	$58,840
NET INCOME PER COMMON SHARE:
BASIC	$2.80	$2.92	$1.24
DILUTED	$2.80	$2.92	$1.24
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,198,982	46,959,775	46,849,588
DILUTED	47,236,994	46,995,462	46,896,766
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.60	$0.40	$0.24

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME	$133,372	$138,304	$58,840
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $28, $51 and $74, respectively	(100)	181	268
Employee benefit plan:
Actuarial loss on retirement plan, net of tax of $3,569, $988 and $1,841, respectively	(21,464)	(3,492)	(6,690)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $723, $713 and $457, respectively	2,556	2,523	1,661
Net change in employee benefit plan	(18,908)	(969)	(5,029)
Change in cumulative foreign currency translation adjustment	(14)	25	(9)
TOTAL OTHER COMPREHENSIVE LOSS	(19,022)	(763)	(4,770)
COMPREHENSIVE INCOME	$114,350	$137,541	$54,070

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2017	200,000	$2	48,476,034	$485	$611,063	$99,126	$(11,464)	1,357,863	$(40,158)	$659,054
ASC Topic 606 Adoption	—	—	—	—	—	(17,100)	—	—	—	(17,100)
ADJUSTED BALANCE, JANUARY 1, 2018	200,000	2	48,476,034	485	611,063	82,026	(11,464)	1,357,863	(40,158)	641,954
Net income	—	—	—	—	—	58,840	—	—	—	58,840
Other comprehensive loss	—	—	—	—	—	—	(4,770)	—	—	(4,770)
Cash dividend	—	—	—	—	—	(11,314)	—	—	—	(11,314)
Issuance of common stock to employees	—	—	271,068	3	12,136	—	—	—	—	12,139
Shares withheld for employee taxes	—	—	(108,113)	(1)	(11,619)	—	—	—	—	(11,620)
Common shares repurchased	—	—	—	—	—	—	—	3,774	(477)	(477)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	32,232	—	4,664	—	—	—	—	4,664
Issuance of common stock to employees under an ESPP	—	—	10,303	—	1,090	—	—	—	—	1,090
BALANCE, DECEMBER 31, 2018	200,000	2	48,681,524	487	617,334	129,552	(16,234)	1,361,637	(40,635)	690,506
Net income	—	—	—	—	—	138,304	—	—	—	138,304
Other comprehensive loss	—	—	—	—	—	—	(763)	—	—	(763)
Cash dividend	—	—	—	—	—	(18,853)	—	—	—	(18,853)
Issuance of common stock to employees	—	—	247,776	2	15,875	—	—	—	—	15,877
Shares withheld for employee taxes	—	—	(99,099)	—	(15,980)	—	—	—	—	(15,980)
Common shares repurchased	—	—	—	—	—	—	—	4,011	(649)	(649)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	14,500	—	1,848	—	—	—	—	1,848
Issuance of common stock to employees under an ESPP	—	—	7,492	—	1,159	—	—	—	—	1,159
BALANCE, DECEMBER 31, 2019	200,000	2	48,852,193	489	620,236	249,003	(16,997)	1,365,648	(41,284)	811,449
Net income	—	—	—	—	—	133,372	—	—	—	133,372
Other comprehensive loss	—	—	—	—	—	—	(19,022)	—	—	(19,022)
Cash dividend	—	—	—	—	—	(28,445)	—	—	—	(28,445)
Issuance of common stock to employees	—	—	240,414	2	26,282	—	—	—	—	26,284
Shares withheld for employee taxes	—	—	(99,319)	(1)	(14,393)	—	—	—	—	(14,394)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	10,520	—	1,947	—	—	—	—	1,947
Issuance of common stock to employees under an ESPP	—	—	9,668	—	1,523	—	—	—	—	1,523
BALANCE, DECEMBER 31, 2020	200,000	$2	49,013,476	$490	$635,595	$353,930	$(36,019)	1,365,648	$(41,284)	$912,714

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,372	$138,304	$58,840
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(183,997)	(135,368)	(68,905)
Depreciation	15,217	12,456	8,612
Amortization of intangibles	21,969	21,962	21,962
Change in excess inventory reserve	1,114	5,938	3,630
Amortization of premium and discount on investments, net	(4,960)	(6,643)	(6,131)
Stock-based compensation to employees	26,631	16,148	12,432
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,647	1,548	4,364
Deferred income tax benefit	(4,446)	(5,776)	(12,814)
Retirement plan expense	5,656	5,818	4,466
Decrease (increase) in assets:
Accounts receivable	(21,809)	(17,323)	9,226
Inventory	(28,752)	109	(37,365)
Other current assets	6,497	(15,238)	4,860
Deferred income taxes	—	—	20,682
Other assets	(13,481)	(13,291)	(63,922)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,305)	15,516	1,563
Other current liabilities	2,683	(5,183)	5,761
Deferred revenue	192,369	157,321	130,639
Other liabilities	7,387	17,614	23,896
Net cash provided by operating activities	148,792	193,912	121,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,991)	(30,059)	(25,391)
Purchase of intangibles	(60)	(401)	—
Purchases of investments	(604,153)	(931,854)	(628,789)
Proceeds from sale and maturity of investments	1,023,460	723,600	633,179
Net cash provided by (used in) investing activities	391,256	(238,714)	(21,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,176	889	798
Repurchase of common stock	—	(649)	(477)
Payment of withholding taxes related to stock-based compensation to employees	(14,394)	(15,980)	(11,620)
Cash dividends paid	(28,445)	(18,853)	(11,314)
Net cash used in financing activities	(41,663)	(34,593)	(22,613)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	498,385	(79,395)	78,182
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	131,627	211,022	132,840
CASH AND CASH EQUIVALENTS, END OF YEAR	$630,012	$131,627	$211,022
The following non-cash activities occurred:
Unrealized (loss) gain on available-for-sale securities	$(118)	$241	$342
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(1,468)	(530)	3,490
Cash paid for income tax	36,269	46,602	17,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS:

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

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and any new materials to manufacturers of products for display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and license the Company’s proprietary OLED technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 5,000 patents issued and pending worldwide.

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

In June 2020, a wholly-owned subsidiary, OVJP Corp, was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of the Company’s proprietary Organic Vapor Jet Printing (OVJP) technology.

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. The allowance for credit losses was $139,000, $84,000 and $77,000 at December 31, 2020, 2019 and 2018, respectively.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2020, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2019 or 2018.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. Company management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If it is concluded it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then a quantitative impairment assessment is not necessary. If it is determined that goodwill has been impaired, then its carrying value is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performed its annual impairment assessment as of December 31, 2020 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Company management believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2020, no indications of impairment existed.

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

The Company’s policy is to recognize an impairment in the value of its minority equity investments when evidence of an impairment exists. Factors considered in the assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy claims of debt and equity stakeholders.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. As discussed in Note 8, effective January 1, 2019, the Company accounts for leases in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the Company had no leases that qualified as financing arrangements.

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

In 2018, the Company entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC). This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2018 and lasts through the end of 2022 with an additional two-year extension option. Under this agreement, the Company is being paid a license fee, payable in quarterly installments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets.

At the same time the Company entered into the current license agreement with SDC, the Company also entered into a new supplemental material purchase agreement with SDC. Under the supplemental material purchase agreement, SDC agrees to purchase from the Company a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

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

In 2019, the Company entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). In 2020, the Company entered into long-term, multi-year agreements with CSOT. Under these agreements, the Company has granted CSOT non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company also supplies phosphorescent OLED materials to CSOT for use in licensed products.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
December 31, 2020
Cash accounts in banking institutions	$163,779	$—	$—	$163,779
Money market accounts	17,261	—	—	17,261
U.S. Government bonds	448,970	6	(4)	448,972
	$630,010	$6	$(4)	$630,012
December 31, 2019
Cash accounts in banking institutions	$119,272	$—	$—	$119,272
Money market accounts	12,355	—	—	12,355
	$131,627	$—	$—	$131,627

 Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2020
U.S. Government bonds	$99,929	$67	$—	$99,996
	$99,929	$67	$—	$99,996
December 31, 2019
Certificates of deposit	$700	$—	$—	$700
U.S. Government bonds	513,577	190	(6)	513,761
	$514,277	$190	$(6)	$514,461

Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. As of December 31, 2020, the Company had one minority investment with a carrying value of $5.0 million accounted for as an equity security without a readily determinable fair value.
4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$466,233	$466,233	$—	$—
Short-term investments	99,996	99,996	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,355	$12,355	$—	$—
Short-term investments	514,461	514,461	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of December 31, 2020 or December 31, 2019.

5.	INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$46,843	$25,920
Work-in-process	9,904	7,987
Finished goods	34,844	30,046
Inventory	$91,591	$63,953

The Company recorded an increase in inventory reserve of $1.1 million, $5.9 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Land	$2,642	$2,642
Building and improvements	53,568	47,994
Office and lab equipment	85,881	74,726
Furniture, fixtures and computer related assets	8,921	7,592
Construction-in-progress	23,594	12,194
	174,606	145,148
Less: Accumulated depreciation	(72,493)	(57,276)
Property and equipment, net	$102,113	$87,872

Depreciation expense was $15.2 million, $12.5 million and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS:

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2020	2019
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	401
	223,303	223,242
Less: Accumulated amortization	(153,050)	(132,468)
Acquired technology, net	$70,253	$90,774

Amortization expense related to acquired technology was $20.6 million for each of the years ended December 31, 2020, 2019 and 2018. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $20.6 million in the year ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the years ending December 31, 2024 and 2025 and $4.9 million in total thereafter.

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

At December 31, 2020, these other intangible assets consist of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(4,059)	$6,461
Developed IP, processes and recipes	4,820	(1,428)	3,392
Trade name/Trademarks	1,500	(668)	832
Total identifiable other intangible assets	$16,840	$(6,155)	$10,685

Amortization expense related to other intangible assets was $1.4 million for each of the years ended December 31, 2020, 2019, and 2018. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years (2021 - 2025) and $3.7 million in total thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period using Adesis’ standalone financial operating performance information. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit, as Adesis is considered to be the reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2020, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2020, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The Company adopted Topic 842 on January 1, 2019 using the modified retrospective transition method. As such, the Company did not restate financial statement or lease disclosure data for periods prior to January 1, 2019, which was prepared in accordance with ASC Topic 840, Leases.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$2,091	$1,855
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,948	$9,776

Operating lease cost was $1.7 million for the year ended December 31, 2018

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	December 31,
	2020	2019
Right-of-use assets	$8,750	$8,482
Short-term lease liabilities	1,871	1,606
Long-term lease liabilities	6,879	6,876

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2020
Weighted average remaining lease term (in years)	6.0
Weighted average discount rate	4.6%

As of December 31, 2020, current operating leases had remaining terms between two and eight years with options to extend the lease terms.

Undiscounted future minimum lease payments as of December 31, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2021	$2,174
2022	2,093
2023	1,195
2024	1,007
2025	787
Thereafter	2,967
Total lease payments	10,223
Less: imputed interest	(1,473)
Present value of lease payments	$8,750

9.	ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Compensation	$22,147	$30,295
Royalties	11,125	11,776
Research and development agreements	5,029	3,052
Consulting	771	471
Professional Fees	908	268
Other	1,424	3,160
Accrued Expenses	$41,404	$49,022

10.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by Princeton and USC for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products.  The Company recorded royalty expense in connection with this agreement of $11.1 million, $11.8 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2020, the Company was obligated to pay USC up to $6.9 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $1.2 million, $997,000 and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

11.	EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG effective as of October 1, 2011. The term of the New OLED Materials Agreement ran through December 31, 2015 and shall be automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The agreement was automatically renewed through December 31, 2021. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the years ended December 31, 2020, 2019 and 2018.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

The Company recorded research and development expense of $2.8 million, $1.4 million and $771,000 for the years ended December 31, 2020, 2019 and 2018, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
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

As of December 31, 2020, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of December 31, 2020, the Company had issued 49,013,476 shares of common stock, of which 47,647,828 were outstanding. During the year ended December 31, 2020, the Company repurchased no shares of common stock. During the year ended December 31, 2019, the Company repurchased 4,011 shares of common stock, now held as treasury stock, for an aggregate purchase price of $649,000.

Scientific Advisory Board Awards

During the years ended December 31, 2020 and 2019, the Company granted a total of 1,926 and 1,960 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2019 and 2018, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2020 and 2019.

Dividends

During the year ended December 31, 2020, the Company declared and paid cash dividends of $0.60 per common share, or $28.4 million, on the Company’s outstanding common stock.

On February 16, 2021, the Company’s Board of Directors declared a first quarter dividend of $0.20 per common share to be paid on March 31, 2021 to all shareholders of record as of the close of business on March 16, 2021. All future dividends will be subject to the approval of the Company’s Board of Directors.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2018, net of tax	$(258)	$(11,169)	$(37)	$(11,464)
Other comprehensive gain (loss) before reclassification	268	(6,690)	(9)	(6,431)
Reclassification to net income (1)	—	1,661	—	1,661	Selling, general and administrative, research and development and cost of sales
Change during period	268	(5,029)	(9)	(4,770)
Balance December 31, 2018, net of tax	10	(16,198)	(46)	(16,234)
Other comprehensive gain (loss) before reclassification	181	(3,492)	—	(3,311)
Reclassification to net income (1)	—	2,523	25	2,548	Selling, general and administrative, research and development and cost of sales
Change during period	181	(969)	25	(763)
Balance December 31, 2019, net of tax	191	(17,167)	(21)	(16,997)
Other comprehensive loss before reclassification	(100)	(21,464)	(14)	(21,578)
Reclassification to net income (1)	—	2,556	—	2,556	Selling, general and administrative, research and development and cost of sales
Change during period	(100)	(18,908)	(14)	(19,022)
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)

(1)

The Company reclassified amortization of prior service cost, actuarial loss and plan amendment cost for its retirement plan from accumulated other comprehensive loss to net income of $2.6 million, $2.5 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)	Refer to Note 15: Employee Retirement Plans
14.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through December 31, 2020, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of December 31, 2020, there were 2,001,339 shares that remained available to be granted under the Equity Compensation Plan.

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

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2020	98,810	$144.53
Granted	143,179	162.32
Vested	(47,750)	136.59
Forfeited	(1,615)	122.83
Unvested, December 31, 2020	192,624	$160.99

The weighted average grant-date fair value of RSU awards granted was $162.32, $168.95 and $115.48 during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value as of the respective vesting dates of RSUs was $7.7 million, $7.7 million and $8.1 million for 2020, 2019 and 2018, respectively.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2020	311,643	$80.94
Granted	1,926	155.85
Vested	(171,908)	50.65
Unvested, December 31, 2020	141,661	$124.81

The weighted average grant-date fair value of RSA awards granted was $155.85, $194.19 and $122.15 during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value as of the respective vesting dates of RSAs was $24.5 million, $28.4 million and $17.7 million for 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $13.9 million, $10.0 million and $7.6 million, respectively, cost of sales of $1.9 million, $1.1 million and $758,000, respectively, and research and development expense of $4.3 million, $2.5 million and $2.0 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2020, 2019 and 2018, 86,442, 86,075 and 86,679 shares, respectively, with aggregate fair values of $12.5 million, $14.0 million and $9.2 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $380,000, $632,000 and $64,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company’s common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.3 million, $916,000 and $4.3 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 6,456, 9,332 and 25,000 shares during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the total unrecognized expense related to all restricted stock awards and units was $31.7 million, which the Company expects to recognize over a weighted average period of 1.89 years.

Performance Unit Awards

Each performance unit award is subject to both a performance-vesting requirement (either performance-based or market-based) and a service-vesting requirement. The performance-based vesting requirement is tied to the Company's cumulative revenue growth compared to the cumulative revenue growth of companies comprising the Nasdaq Electronics Components Index, as measured over a specific performance period. The market-based vesting requirement is tied to the Company's total shareholder return relative to the total shareholder return of companies comprising the Nasdaq Electronics Components Index, as measured over a specific performance period. The maximum number of performance units that may vest based on performance is two times the shares granted. Further, if the Company's total shareholder return is negative, the performance units will not vest at all.

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2020	37,781	$134.97
Granted	111,410	167.74
Vested	(31,276)	105.65
Unvested, December 31, 2020	117,915	$165.48

During the years ended December 31, 2020, 2019 and 2018, the Company granted 95,772, 10,096 and 40,601 performance units, respectively, of which 47,885, 5,050 and 6,022 units, respectively, are subject to performance-based vesting requirements and 47,887, 5,046 and 6,025 units, respectively, are subject to market-based vesting requirements, and will vest over the terms as described above. During the years ended December 31, 2020, 2019 and 2018, there were also 15,638, 15,650 and 28,554 incremental performance-based shares, respectively, that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value of the performance unit awards granted was $167.74, $198.72 and $119.62 during the years ended December 31, 2020, 2019 and 2018, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $4.3 million, $1.7 million and $1.3 million, respectively, cost of sales of $670,000, $208,000 and $141,000, respectively, and research and development expense of $1.1 million, $419,000 and $330,000, respectively.

In connection with the vesting of performance units during the years ended December 31, 2020, 2019 and 2018, 12,877, 16,668 and 25,208 shares, respectively, with aggregate fair values of $1.9 million, $2.6 million and $2.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2020, the total unrecognized compensation expense related to performance unit awards was $12.9 million, which the Company expects to recognize over a weighted average period of 2.12 years.

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

For the years ended December 31, 2020, 2019 and 2018, the Company issued 9,668, 7,492 and 10,303 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.2 million, $889,000 and $798,000, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company recorded charges of $96,000, $79,000 and $82,000, respectively, to selling, general and administrative expense, $111,000, $73,000, $81,000, respectively, to cost of sales and $139,000, $118,000 and $130,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.
15.	EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $1.1 million, $880,000 and $1.2 million, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Compensation Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment. As of December 31, 2020 there were seven participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $43.4 million as accumulated other comprehensive loss as of December 31, 2020. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2021 is $6.0 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$51,117	$44,055
Service cost	1,092	969
Interest cost	1,285	1,613
Actuarial loss	25,033	4,480
Benefit obligation, end of year	78,527	51,117
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$78,527	$51,117
Current liability	—	—
Noncurrent liability	$78,527	$51,117

The accumulated benefit obligation for the plan was $74.2 million and $48.1 million as of December 31, 2020 and 2019, respectively. The large increase in actuarial loss was due to higher bonus cash payments in March 2020 with the associated bonus expense accrual recorded in the fiscal year ended December 31, 2019.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Service cost	$1,092	$969	$1,301
Interest cost	1,285	1,613	1,047
Amortization of prior service cost	1,098	1,595	1,683
Amortization of loss	2,181	1,641	435
Total net periodic benefit cost	$5,656	$5,818	$4,466

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2020	2019
Discount rate	1.54%	2.64%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	2.64%	3.82%	3.22%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2021 are as follows (in thousands):

Amortization of prior service cost	$1,099
Amortization of loss	4,936
Total	$6,035

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2021	$—
2022	5,945
2023	6,421
2024	6,421
2025	6,421
2026-2030	42,300
Thereafter	26,300

16.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into a New OLED Materials Agreement (see Note 11) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2020, 2019 and 2018, the Company had purchase commitments for inventory of $13.7 million, $22.0 million and $15.9 million, respectively.

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
17.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, were as follows (in thousands):

	2020		2019		2018
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	41%	$20,476	44%	$13,830	37%	$14,419
B	30%	26,776	27%	19,346	33%	11,990
C	13%	2,757	15%	10,592	10%	9,071

Revenues from outside of North America represented approximately 97%, 97%, and 94% of consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2020	2019	2018
South Korea	$263,079	$250,562	$171,915
China	142,076	135,259	51,931
Japan	7,405	5,276	6,823
Other non-U.S. locations	1,728	2,270	2,967
Total non-U.S. locations	414,288	393,367	233,636
United States	14,579	11,810	13,778
Total revenue	$428,867	$405,177	$247,414

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	2020	2019
United States	$93,230	$80,027
Other	8,883	7,845
Total long-lived assets	$102,113	$87,872

 Substantially all chemical materials were purchased from one supplier. See Note 11.
18.	INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$38,839	$53,629	$13,565
Foreign	124,690	116,276	50,746
Income before income taxes	$163,529	$169,905	$64,311

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Current income tax (expense) benefit:
Federal	$(14,773)	$(20,108)	$(9,097)
State	(568)	(755)	(511)
Foreign	(19,262)	(16,514)	(8,677)
	(34,603)	(37,377)	(18,285)
Deferred income tax (expense) benefit:
Federal	4,883	5,208	12,622
State	(34)	1,054	611
Foreign	(403)	(486)	(419)
	4,446	5,776	12,814
Income tax expense	$(30,157)	$(31,601)	$(5,471)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.2	0.1	(0.2)
Effect of foreign operations	(5.2)	(5.4)	(4.7)
Accruals and reserves	(1.0)	(1.1)	—
Nondeductible employee compensation	2.6	2.5	1.7
Research tax credits	(1.8)	(1.4)	(2.7)
Stock based compensation	(0.9)	(1.7)	(2.7)
U.S. Tax Cuts and Jobs Act	—	—	(3.5)
U.S. International Tax (Sub F, GILTI, FDII)	3.5	3.8	(1.2)
Other	—	0.8	0.8
Effective tax rate	18.4%	18.6%	8.5%

The following table summarizes Company tax credit carry forwards for tax return purposes at December 31, 2020 (in thousands):

	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	$4,560	2028 to 2035
Total credit carry forwards	$4,560

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax asset:
Capitalized technology license and patents	$580	$560
Capitalized research expenditures	4,291	3,319
Accruals and reserves	4,178	4,130
Retirement plan	15,444	11,363
Deferred revenue	16,834	14,354
Tax credit carry forwards	4,589	3,997
Stock-based compensation	1,059	1,884
Other	1,914	1,682
	48,889	41,289
Valuation allowance	(4,560)	(3,368)
Deferred tax assets	44,329	37,921
Deferred tax liability:
Accruals and reserves	(6,634)	(7,546)
Deferred tax liabilities	(6,634)	(7,546)
Net deferred tax assets	$37,695	$30,375

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowance that has historically been recorded for the New Jersey research and development credit.

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax.  Based on this decision, the Company has decided to litigate the Korean withholding taxes paid or withheld on the 2018, 2019 and 2020 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of December 31, 2020 and 2019, the Company has recorded a long-term asset of $40.1 million and $26.9 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $32.7 million and $25.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the December 31, 2020 and 2019 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017.  The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of December 31, 2020 and 2019. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue. However, the KNTS has decided to appeal the ruling to the Korean High Court.

The above estimates may change in the future and upon settlement.

The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2020, 2019 and 2018, which will be appealed based on the interpretation of the Korea-U.S. Tax Treaty and recent Korean Supreme Court decisions.

The Company’s federal income tax returns for the years 2017 to 2020 are open and subject to examination. The State of New Jersey is currently auditing the 2014 to 2017 tax returns of UDC, Inc. The state and foreign tax returns are open for a period of generally three to four years.
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

During the year ended December 31, 2019, the Company entered into a transaction with one of its customers for emitters involving elements of variable consideration. Due to the escalation in trade policy tension between the governments of China and the United States, the customer required a larger than normal shipment of emitters having a right to return them through March 15, 2020 in order to accommodate their uncertain production needs. Per Topic 606, the Company was constrained to recognizing revenue on this unique shipment to the extent that it was probable that a significant revenue reversal would not occur and deferred recognition of the remainder until after the inherent uncertainties of the transaction were resolved. These uncertainties included factors that were outside of the Company’s influence, including the customer’s production needs and complexities associated with the current international health and trade issues in China. On March 15, 2020, the inherent uncertainties of the transaction were resolved as the customer did not exercise their right of return provision. This event resulted in the recognition of the previously constrained revenue during the year ended December 31, 2020.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded 97%, 97% and 95%, respectively, of its revenue from sales of material and 3%, 3% and 5%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of December 31, 2020
Accounts receivable	$82,261
Short-term unbilled receivables	6,659
Long-term unbilled receivables	3,770
Short-term deferred revenue	105,215
Long-term deferred revenue	57,086

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at December 31, 2020 will be recognized as materials are shipped to customers over the remaining contract periods. The significant customer contracts (individually representing greater than 10% of revenue) expire in 2022. As of December 31, 2020, the Company had $23.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the years ended December 31, 2020 and 2019, are as follows (in thousands):

	Year Ended December 31, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue	—	157,704
Increases due to cash received	—	(192,369)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	17,226
Unbilled receivables recognized	9,067	—
Net change	9,067	(17,439)
Balance at December 31, 2020	$10,429	$(162,301)

	Year Ended December 31, 2019
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2018	$1,020	$(122,567)
Revenue recognized that was previously included in deferred revenue	—	133,394
Increases due to cash received	—	(157,321)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	1,632
Unbilled receivables recognized	1,834	—
Transferred to receivables from unbilled receivables	(1,492)	—
Net change	342	(22,295)
Balance at December 31, 2019	$1,362	$(144,862)

The Company recorded a cumulative catch-up adjustment arising from changes in estimates of transaction price of $17.2 million for the year ended December 31, 2020 compared to $1.6 million for the year ended December 31, 2019.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the year ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$133,372	$138,304	$58,840
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(1,001)	(1,106)	(690)
Adjusted net income	$132,371	$137,198	$58,150
Denominator:
Weighted average common shares outstanding – Basic	47,198,982	46,959,775	46,849,588
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,566	1,334	1,956
Restricted stock awards and units and performance units	36,446	34,353	45,222
Weighted average common shares outstanding – Diluted	47,236,994	46,995,462	46,896,766
Net income per common share:
Basic	$2.80	$2.92	$1.24
Diluted	$2.80	$2.92	$1.24

 For the year ended December 31, 2020, 2019, and 2018, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none, none and 4,414, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.
21.	QUARTERLY SUPPLEMENTAL FINANCIAL DATA (UNAUDITED):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two-year period ended December 31, 2020. In the opinion of Company management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of the results for the full year or for any future period.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2020 (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
Revenue	$112,277	$57,968	$117,079	$141,543	$428,867
Net income	$38,155	$815	$40,500	$53,902	$133,372
Net income per common share:
Basic	$0.80	$0.02	$0.85	$1.13	$2.80
Diluted	$0.80	$0.02	$0.85	$1.13	$2.80

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