Form 10-Q
period 2021-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2021-05-06
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the registrant had outstanding 47,139,687 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$726,279	$630,012
Short-term investments	720	99,996
Accounts receivable	91,327	82,261
Inventory	101,422	91,591
Other current assets	39,587	20,746
Total current assets	959,335	924,606
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $76,756 and $72,493	107,815	102,113
ACQUIRED TECHNOLOGY, net of accumulated amortization of $158,197 and $153,050	65,106	70,253
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $6,496 and $6,155	10,641	10,685
GOODWILL	15,535	15,535
INVESTMENTS	8,500	5,000
DEFERRED INCOME TAXES	36,864	37,695
OTHER ASSETS	106,704	103,341
TOTAL ASSETS	$1,310,500	$1,269,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,741	$13,801
Accrued expenses	19,171	41,404
Deferred revenue	128,546	105,215
Other current liabilities	3,874	4,540
Total current liabilities	166,332	164,960
DEFERRED REVENUE	49,578	57,086
RETIREMENT PLAN BENEFIT LIABILITY	79,246	78,527
OTHER LIABILITIES	62,876	55,941
Total liabilities	358,032	356,514
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,050,776 and 49,013,476 shares issued, and 47,685,128 and 47,647,828 shares outstanding, at March 31, 2021 and December 31, 2020, respectively	491	490
Additional paid-in capital	632,138	635,595
Retained earnings	396,130	353,930
Accumulated other comprehensive loss	(35,009)	(36,019)
Treasury stock, at cost (1,365,648 shares at March 31, 2021 and December 31, 2020)	(41,284)	(41,284)
Total shareholders’ equity	952,468	912,714
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,310,500	$1,269,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
REVENUE:
Material sales	$79,808	$66,575
Royalty and license fees	50,886	43,078
Contract research services	3,306	2,624
Total revenue	134,000	112,277
COST OF SALES	23,298	22,459
Gross margin	110,702	89,818
OPERATING EXPENSES:
Research and development	23,305	19,497
Selling, general and administrative	16,404	15,403
Amortization of acquired technology and other intangible assets	5,488	5,490
Patent costs	1,835	1,638
Royalty and license expense	112	3,284
Total operating expenses	47,144	45,312
OPERATING INCOME	63,558	44,506
Interest income, net	133	2,147
Other income, net	59	202
Interest and other income, net	192	2,349
INCOME BEFORE INCOME TAXES	63,750	46,855
INCOME TAX EXPENSE	(12,063)	(8,700)
NET INCOME	$51,687	$38,155
NET INCOME PER COMMON SHARE:
BASIC	$1.09	$0.80
DILUTED	$1.08	$0.80
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,267,921	47,093,033
DILUTED	47,329,704	47,122,829
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME	$51,687	$38,155
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $17 and $525, respectively	(58)	1,855
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $335 and $182, respectively	1,174	638
Change in cumulative foreign currency translation adjustment	(106)	(33)
TOTAL OTHER COMPREHENSIVE INCOME	1,010	2,460
COMPREHENSIVE INCOME	$52,697	$40,615

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2021
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2020	200,000	$2	49,013,476	$490	$635,595	$353,930	$(36,019)	1,365,648	$(41,284)	$912,714
Net income	—	—	—	—	—	51,687	—	—	—	51,687
Other comprehensive income	—	—	—	—	—	—	1,010	—	—	1,010
Cash dividend	—	—	—	—	—	(9,487)	—	—	—	(9,487)
Issuance of common stock to employees	—	—	53,123	1	5,115	—	—	—	—	5,116
Shares withheld for employee taxes	—	—	(22,048)	—	(9,634)	—	—	—	—	(9,634)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	4,443	—	630	—	—	—	—	630
Issuance of common stock to employees under an ESPP	—	—	1,782	—	432	—	—	—	—	432
BALANCE, MARCH 31, 2021	200,000	$2	49,050,776	$491	$632,138	$396,130	$(35,009)	1,365,648	$(41,284)	$952,468

	Three Months Ended March 31, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449
Net income	—	—	—	—	—	38,155	—	—	—	38,155
Other comprehensive income	—	—	—	—	—	—	2,460	—	—	2,460
Cash dividend	—	—	—	—	—	(7,098)	—	—	—	(7,098)
Issuance of common stock to employees	—	—	80,483	—	5,665	—	—	—	—	5,665
Shares withheld for employee taxes	—	—	(30,437)	—	(4,816)	—	—	—	—	(4,816)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	5,678	—	554	—	—	—	—	554
Issuance of common stock to employees under an ESPP	—	—	2,315	—	328	—	—	—	—	328
BALANCE, MARCH 31, 2020	200,000	$2	48,910,232	$489	$621,967	$280,060	$(14,537)	1,365,648	$(41,284)	$846,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,687	$38,155
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(57,648)	(40,511)
Depreciation	4,263	3,615
Amortization of intangibles	5,488	5,490
Change in excess inventory reserve	667	611
Amortization of premium and discount on investments, net	(70)	(2,005)
Stock-based compensation to employees	5,200	5,735
Stock-based compensation to Board of Directors and Scientific Advisory Board	330	254
Deferred income tax expense	515	940
Retirement plan expense	2,228	1,414
Decrease (increase) in assets:
Accounts receivable	(9,066)	(22,140)
Inventory	(10,498)	(10,726)
Other current assets	5,400	7,706
Other assets	(7,133)	(3,245)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(21,136)	(29,340)
Other current liabilities	(666)	3,114
Deferred revenue	53,000	43,685
Other liabilities	6,935	2,994
Net cash provided by operating activities	29,496	5,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,938)	(4,782)
Purchases of intangibles	(298)	—
Purchases of investments	(4,220)	(148,592)
Proceeds from sale and maturity of investments	100,000	250,400
Net cash provided by investing activities	85,544	97,026
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	348	259
Payment of withholding taxes related to stock-based compensation to employees	(9,634)	(4,816)
Cash dividends paid	(9,487)	(7,098)
Net cash used in financing activities	(18,773)	(11,655)
INCREASE IN CASH AND CASH EQUIVALENTS	96,267	91,117
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	630,012	131,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$726,279	$222,744
The following non-cash activities occurred:
Unrealized (loss) gain on available-for-sale securities	$(66)	$2,380
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(27)	689

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS:

Universal Display Corporation and its subsidiaries (the Company) is a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. The Company believes this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. The Company also believes that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. The Company’s technology leadership, intellectual property position, and the Company’s more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable the Company to continue to share in the revenues from OLED displays and lighting products as they gain wider acceptance.

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

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H., Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis), UDC Ventures LLC, OVJP Corporation (OVJP Corp) and OLED Material Manufacturing Limited (OMM). All intercompany transactions and accounts have been eliminated.

In November 2020, a wholly-owned subsidiary of UDC Ireland, OMM, was formed as an Ireland limited company. Based out of Shannon, Ireland, OMM was formed to increase the Company’s production capacity to meet market demand and diversify the manufacturing base due to evolving industry requirements.

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

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value in the accompanying Consolidated Financial Statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments, are carried at fair value.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2021, the Company had no leases that qualified as financing arrangements.

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

Technology development and support revenue is revenue earned from development and technology evaluation agreements and commercialization assistance fees, along with, to a minimal extent, government contracts. Relating to the Company’s government contracts, the Company may receive reimbursements by government entities for all or a portion of the research and development costs the Company incurs. Revenues are recognized as services are performed, proportionally as research and development costs are incurred, or as defined milestones are achieved. Technology development and support revenue is included in contract research services on the Consolidated Statements of Income.

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

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display) which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The terms of the agreements were set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. The Company generates revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent emitters and host materials.

In 2021, the Company entered into amendments of the OLED patent license agreement and the OLED commercial supply agreement with LG Display, which were effective as of January 1, 2021. The amended agreements included a term extension and are set to expire by the end of 2025.

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

In 2018, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, the Company granted certain of Visionox’s affiliates a non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company supplies phosphorescent OLED materials to Visionox for use in its licensed products. On April 22, 2021, the Company announced that it had extended the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

In 2019, the Company entered into an evaluation and commercial supply relationship with Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). In 2020, the Company entered into long-term, multi-year agreements with CSOT. Under these agreements, the Company has granted CSOT non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company also supplies phosphorescent OLED materials to CSOT for use in its licensed products.

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

Amortization of Other Intangible Assets

Other intangible assets relate to the Adesis acquisition and the Irish EPA license acquisition and are being amortized over a period of 10 to 15 years. See Note 7 for further discussion.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland subsidiary is also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's Asia-Pacific foreign subsidiaries is its local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss. The overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

The Company’s portfolio of fixed income securities consists of term bank certificates of deposit, U.S. Government bonds and convertible notes. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
March 31, 2021
Cash accounts in banking institutions	$160,850	$—	$—	$160,850
Money market accounts	16,438	—	—	16,438
U.S. Government bonds	548,997	—	(6)	548,991
	$726,285	$—	$(6)	$726,279
December 31, 2020
Cash accounts in banking institutions	$163,779	$—	$—	$163,779
Money market accounts	17,261	—	—	17,261
U.S. Government bonds	448,970	6	(4)	448,972
	$630,010	$6	$(4)	$630,012

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2021
Certificates of deposit	$720	$—	$—	$720
	$720	$—	$—	$720
December 31, 2020
U.S. Government bonds	$99,929	$67	$—	$99,996
	$99,929	$67	$—	$99,996

Minority Investments and Convertible Notes

The Company’s portfolio of minority investments and convertible notes consist of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. Minority investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of March 31, 2021, the Company had two minority investments with a total carrying value of $8.0 million accounted for as equity securities without readily determinable fair values. As of March 31, 2021, the Company had one convertible note investment with a fair value of $500,000 accounted for as an available-for-sale debt security with a level 3 fair value measurement.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$548,991	$548,991	$—	$—
Short-term investments	720	720	—	—
Convertible notes	500	—	—	500

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$466,233	$466,233	$—	$—
Short-term investments	99,996	99,996	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2021 or December 31, 2020.
5.	INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$60,458	$46,843
Work-in-process	2,882	9,904
Finished goods	38,082	34,844
Inventory	$101,422	$91,591

The Company recorded an increase in inventory reserve of $667,000 and $611,000 for the three months ended March 31, 2021 and 2020, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$2,642	$2,642
Building and improvements	55,321	53,568
Office and lab equipment	91,857	85,881
Furniture, fixtures and computer related assets	11,948	8,921
Construction-in-progress	22,803	23,594
	184,571	174,606
Less: Accumulated depreciation	(76,756)	(72,493)
Property and equipment, net	$107,815	$102,113

Depreciation expense was $4.3 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively.
7.	GOODWILL AND INTANGIBLE ASSETS:

The Company monitors the recoverability of goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Purchased intangible assets subject to amortization consist primarily of acquired technology and other intangible assets that include trade names, customer relationships, developed intellectual property (IP) processes and EPA licenses.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	462
	223,303	223,303
Less: Accumulated amortization	(158,197)	(153,050)
Acquired technology, net	$65,106	$70,253

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended March 31, 2021 and 2020. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $15.5 million for the nine months ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the years ending December 31, 2024 and 2025 and $4.9 million in total thereafter.

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

At March 31, 2021, these other intangible assets consist of the following (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(4,284)	$6,236
Developed IP, processes and recipes	4,820	(1,507)	3,313
Trade name/Trademarks	1,500	(705)	795
Other	297	—	297
Total identifiable other intangible assets	$17,137	$(6,496)	$10,641

Amortization expense related to other intangible assets was $341,000 and $345,000 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.1 million for the nine months ending December 31, 2021, $1.4 million for each of the next four fiscal years (2022 – 2025) and $3.9 million in total thereafter.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2021, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$615	$537
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,720	$—

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use assets	$12,819	$8,750
Short-term lease liabilities	2,324	1,871
Long-term lease liabilities	10,495	6,879

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2021
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	3.4%

As of March 31, 2021, current operating leases had remaining terms between two and eight years with options to extend the lease terms.

Undiscounted future minimum lease payments as of March 31, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2021 (1)	$1,987
2022	2,541
2023	1,652
2024	1,474
2025	1,263
Thereafter	5,520
Total lease payments	14,437
Less: Imputed interest	(1,618)
Present value of lease payments	$12,819

(1)	Scheduled maturities of lease liabilities represent the time-period of April 1, 2021 to December 31, 2021.
9.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by Princeton and USC for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products.  The Company recorded royalty expense in connection with this agreement of $112,000 and $3.3 million for the three months ended March 31, 2021 and 2020. The decline in the royalty expense was primarily due to the expiration of patents relating to the licensed products, as specified in the Amended License Agreement.

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

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of March 31, 2021, the Company was obligated to pay USC up to $6.6 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $285,000 and $272,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three months ended March 31, 2021 or 2020.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

On February 23, 2021, the Company entered into an amendment to the New OLED Materials Agreement specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to OMM, at the new manufacturing site in Shannon, Ireland, currently being leased by OMM for the production of OLED materials. Facility improvements and regulatory approvals are expected to be completed in the next 12 months and operations are scheduled to commence in early 2022. As with the initial New OLED Materials Agreement, the Company will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $1.5 million and $473,000 for the three months ended March 31, 2021 and 2020, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
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

As of March 31, 2021, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of March 31, 2021, the Company had issued 49,050,776 shares of common stock, of which 47,685,128 were outstanding. During the three months ended March 31, 2021 and 2020, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the three months ended March 31, 2021 and 2020, the Company granted a total of 1,400 and 1,926 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2020 and 2019, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

Dividends

During the three months ended March 31, 2021, the Company declared and paid cash dividends of $0.20 per common share, or $9.5 million, on the Company’s outstanding common stock.

On May 4, 2021, the Company’s Board of Directors declared a second quarter dividend of $0.20 per common share to be paid on June 30, 2021 to all shareholders of record as of the close of business on June 15, 2021. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive loss before reclassification	(58)	—	(106)	(164)
Reclassification to net income (1)	—	1,174	—	1,174	Selling, general and administrative, research and development and cost of sales
Change during period	(58)	1,174	(106)	1,010
Balance March 31, 2021, net of tax	$33	$(34,901)	$(141)	$(35,009)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive gain before reclassification	1,855	—	(33)	1,822
Reclassification to net income (1)	—	638	—	638	Selling, general and administrative, research and development and cost of sales
Change during period	1,855	638	(33)	2,460
Balance March 31, 2020, net of tax	$2,046	$(16,529)	$(54)	$(14,537)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.2 million and $638,000 for the three months ended March 31, 2021 and 2020.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.

13.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Compensation Committee, but for no longer than 10 years from the grant date. Through March 31, 2021, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2021, there were 1,828,661 shares that remained available to be granted under the Equity Compensation Plan.

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

During the three months ended March 31, 2021, the Company granted 100,079 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $22.7 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2021 and 2020, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.6 million and $3.3 million, respectively, research and development expense of $1.2 million and $877,000, respectively, and cost of sales of $557,000 and $400,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2021 and 2020, 48,824 and 24,474 shares, respectively, with aggregate fair values of $9.4 million and $3.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended March 31, 2021 and 2020, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $36,000 and credit of $43,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2021 and 2020, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $294,000 and $297,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 1,353 and 1,614 shares, respectively, during the three months ended March 31, 2021 and 2020.

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

During the three months ended March 31, 2021, the Company granted 69,586 performance units, of which 34,791 units are subject to performance-based vesting requirements and 34,795 units are subject to market-based vesting requirements, and which will vest over the terms described below. The weighted average grant date fair value of the performance unit awards granted was $15.8 million for the three months ended March 31, 2021, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the three months ended March 31, 2021 and 2020, the Company recorded a selling, general and administrative credit of $211,000 and $811,000, respectively, research and development credit of $56,000 and $202,000, respectively, and cost of sales credit of $35,000 and $113,000, respectively, related to performance units.

In connection with the vesting of performance units during the three months ended March 31, 2021 and 2020, 1,224 and 5,963 shares, respectively, with an aggregate fair value of $231,000 and $930,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2021 and 2020, the Company issued 1,782 and 2,315 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $348,000 and $259,000, respectively.

For the three months ended March 31, 2021 and 2020, the Company recorded charges of $23,000 and $22,000, respectively, to selling, general and administrative expense, $36,000 and $28,000, respectively, to research and development expense, and $25,000 and $19,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.
14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Compensation Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2021, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost	$428	$273
Interest cost	291	321
Amortization of prior service cost	275	275
Amortization of loss	1,234	545
Total net periodic benefit cost	$2,228	$1,414

15.	COMMITMENTS AND CONTINGENCIES:

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

The Company has agreements with six executive officers and 12 senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2021 and December 31, 2020, the Company had purchase commitments for inventory of $18.9 million and $13.7 million, respectively.

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

Below is a summary of an active proceeding that has been commenced against an issued patent that is exclusively licensed to the Company. The Company does not believe that the confirmation, loss or modification of the Company’s rights in any individual claim or set of claims that are the subject of the following legal proceeding would have a material impact on the Company’s material sales or licensing business or on the Company’s Consolidated Financial Statements, including its Consolidated Statements of Income, as a whole. However, as noted within the description, the following proceeding involves an issued patent that relates to the Company’s fundamental phosphorescent OLED technologies and the Company intends to vigorously defend against claims that, in the Company’s opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of the Company’s resources. In certain circumstances, when permitted, the Company may also utilize a proceeding to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention.

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

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm or BASF OLED patent acquisitions or which relate to technologies that are not currently widely used in the marketplace.

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2021	2020	March 31, 2021
A	36%	41%	$6,204
B	23%	25%	$20,769
C	20%	23%	$22,802
D	12%	7%	$17,740

Revenues from outside of North America represented approximately 97% and 98% of consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2021	2020
South Korea	$67,975	$69,425
China	60,504	37,834
Japan	1,315	1,787
Other non-U.S. locations	825	497
Total non-U.S. locations	130,619	109,543
United States	3,381	2,734
Total revenue	$134,000	$112,277

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$99,678	$93,230
Other	8,137	8,883
Total long-lived assets	$107,815	$102,113

Substantially all chemical materials were purchased from one supplier. See Note 10.
17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.9% and 18.6% for the three months ended March 31, 2021 and 2020, respectively. The Company recorded an income tax expense of $12.1 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, the Company has decided to litigate the Korean withholding taxes paid or withheld on the 2018, 2019 and 2020 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of March 31, 2021 and December 31, 2020, the Company has recorded a long-term asset of $43.4 million and $40.1 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $35.9 million and $32.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the March 31, 2021 and December 31, 2020 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlining intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of March 31, 2021 and December 31, 2020. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue. However, the KNTS has decided to appeal the ruling to the Korean High Court.

The Company’s federal income tax returns for the years 2017 to 2020 are open and subject to examination. The State of New Jersey is currently auditing the 2014 to 2017 tax returns of UDC, Inc. The state and foreign tax returns are open for a period of generally three to four years.

The above estimates may change in the future and upon settlement.
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

For both three-month periods ended March 31, 2021 and 2020, the Company recorded 98% of its revenue from sales of material and 2% from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2021
Accounts receivable	$91,327
Short-term unbilled receivables	24,900
Long-term unbilled receivables	—
Short-term deferred revenue	128,546
Long-term deferred revenue	49,578

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at March 31, 2021 will be recognized as materials are shipped to customers over the remaining contract periods. As of March 31, 2021, the Company had $19.4 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue	—	33,439
Increases due to cash received	—	(53,000)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	3,738
Unbilled receivables recognized	20,471	—
Transferred to receivables from unbilled receivables	(6,000)	—
Net change	14,471	(15,823)
Balance at March 31, 2021	$24,900	$(178,124)

	Three Months Ended March 31, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue	—	38,749
Increases due to cash received	—	(43,685)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	367
Unbilled receivables recognized	1,395	—
Net change	1,395	(4,569)
Balance at March 31, 2020	$2,757	$(149,431)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$51,687	$38,155
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(358)	(339)
Adjusted net income	$51,329	$37,816
Denominator:
Weighted average common shares outstanding – Basic	47,267,921	47,093,033
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	165	441
Restricted stock awards and units and performance units	61,618	29,355
Weighted average common shares outstanding – Diluted	47,329,704	47,122,829
Net income per common share:
Basic	$1.09	$0.80
Diluted	$1.08	$0.80

For the three months ended March 31, 2021 and 2020, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none and 14,112, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers, and automotive applications, as well as specialty and general lighting products. Since 1994, we have been engaged and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

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

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015. The terms of the agreements were set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. We generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials.

In 2021, we entered into amendments of the OLED patent license agreement and the OLED commercial supply agreement with LG Display, which were effective as of January 1, 2021. The amended agreements included a term extension and are set to expire by the end of 2025.

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

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, we have granted certain of Visionox’s affiliates a non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we supply phosphorescent OLED materials to Visionox for use in its licensed products. On April 22, 2021, we announced an extension of the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2021, Adesis employed a team of 104 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

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

In February 2021, we announced the establishment of a new manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. The new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. We anticipate the facility to be operational by early 2022.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact in the three months ended March 31, 2021. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on our results of operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow. We continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and on our financial results for the remainder of the 2021 fiscal year.

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
REVENUE:
Material sales	$79,808	$66,575	$13,233
Royalty and license fees	50,886	43,078	7,808
Contract research services	3,306	2,624	682
Total revenue	134,000	112,277	21,723
COST OF SALES	23,298	22,459	839
Gross margin	110,702	89,818	20,884
OPERATING EXPENSES:
Research and development	23,305	19,497	3,808
Selling, general and administrative	16,404	15,403	1,001
Amortization of acquired technology and other intangible assets	5,488	5,490	(2)
Patent costs	1,835	1,638	197
Royalty and license expense	112	3,284	(3,172)
Total operating expenses	47,144	45,312	1,832
OPERATING INCOME	63,558	44,506	19,052
Interest income, net	133	2,147	(2,014)
Other income, net	59	202	(143)
Interest and other income, net	192	2,349	(2,157)
INCOME BEFORE INCOME TAXES	63,750	46,855	16,895
INCOME TAX EXPENSE	(12,063)	(8,700)	(3,363)
NET INCOME	$51,687	$38,155	$13,532

Revenue

Our total material sales were $79.8 million for the three months ended March 31, 2021, as compared to $66.6 million for the three months ended March 31, 2020, an increase of 20% with a commensurate increase in unit material volume of 13%. The increase in material sales was due to increased demand for OLED products utilizing our emitter material as the global economy continued to improve during the three months ended March 31, 2021. Even though we believe we have experienced the worst effects of the COVID-19 pandemic, we remain uncertain as to the possibility of its re-emergence and corresponding negative impact on OLED market demand.

•

Green emitter sales for the three months ended March 31, 2021, which include our yellow-green emitters, were $60.5 million as compared to $52.6 million for the three months ended March 31, 2020, with unit material volumes increasing by 11%.

•	Red emitter sales for the three months ended March 31, 2021 were $19.1 million as compared to $13.9 million for the three months ended March 31, 2020, with unit material volumes increasing by 21%.

Revenue from royalty and license fees was $50.9 million for the three months ended March 31, 2021 as compared to $43.1 million for the three months ended March 31, 2020, an increase of 18%, as our customer’s sales of royalty bearing OLED licensed products strengthened during the three months ended March 31, 2021.

Contract research services revenue was $3.3 million for the three months ended March 31, 2021 as compared to $2.6 million for the three months ended March 31, 2020, an increase of 26%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended March 31, 2021 increased by $839,000 as compared to the three months ended March 31, 2020, primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended March 31, 2021 and 2020, was an increase in inventory reserve of $667,000 and $611,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the three months ended March 31, 2021 increased by $20.9 million as compared to the three months ended March 31, 2020, with gross margin as a percentage of revenue increasing to 83% from 80%.

Research and development

Research and development expenses increased to $23.3 million for the three months ended March 31, 2021, as compared to $19.5 million for the three months ended March 31, 2020. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $16.4 million for the three months ended March 31, 2021, as compared to $15.4 million for the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both three-month periods ended March 31, 2021 and 2020.

Patent costs

Patent costs increased to $1.8 million for the three months ended March 31, 2021, as compared to $1.6 million for the three months ended March 31, 2020. The results in the current year reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $112,000 for the three months ended March 31, 2021, as compared to $3.3 million for the three months ended March 31, 2020. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $133,000 for the three months ended March 31, 2021, as compared to $2.1 million for the three months ended March 31, 2020. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2020. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $59,000 for the three months ended March 31, 2021 as compared to $202,000 for the three months ended March 31, 2020.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 18.9% and 18.6% for the three months ended March 31, 2021 and 2020, respectively, and we recorded income tax expense of $12.1 million and $8.7 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of March 31, 2021, we had cash and cash equivalents of $726.3 million and short-term investments of $720,000, for a total of $727.0 million. This compares to cash and cash equivalents of $630.0 million and short-term investments of $100.0 million, for a total of $730.0 million, as of December 31, 2020.

Cash provided by operating activities for the three months ended March 31, 2021 was $29.5 million resulting from $51.7 million of net income and $16.8 million due to changes in our operating assets and liabilities, partially offset by a $39.0 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $53.0 million and an increase in other liabilities of $6.3 million, partially offset by a decrease in accounts payable and accrued expenses of $21.1 million, an increase in inventory of $10.5 million, an increase in accounts receivable of $9.1 million and an increase in other assets of $1.8 million.

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

Cash provided by investing activities was $85.5 million for the three months ended March 31, 2021, as compared to $97.0 million for the three months ended March 31, 2020. The decrease was due to the timing of maturities and purchases of investments resulting in net sales of $95.8 million for the three months ended March 31, 2021, as compared $101.8 million for the three months ended March 31, 2020, and an increase in purchases of intangibles and property, plant and equipment of $5.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in property, plant and equipment purchases during 2021 was primarily due to improvements to our Ewing facilities in New Jersey.

Cash used in financing activities was $18.8 million for the three months ended March 31, 2021, as compared to $11.7 million for the three months ended March 31, 2020. The increase was due to an increase the payment of withholding taxes related to stock-based compensation to employees of $4.8 million and an increase in the cash payment of dividends in the current year of $2.4 million, partially offset by a decrease in and an increase in proceeds from the issuance of common stock of $89,000.

Working capital was $793.0 million as of March 31, 2021, as compared to $759.6 million as of December 31, 2020. The increase was primarily due to an increase in cash and cash equivalents and a decrease in accrued expenses, partially offset by a decrease in short-term investments and an increase in deferred revenue.

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

We believe that potential additional financing sources for us include long-term and short-term borrowings, public and private sales of our equity and debt securities. It should be noted, however, that additional funding may be required in the future for research, development and commercialization of our OLED technologies and materials, to obtain, maintain and enforce patents respecting these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. There can be no assurance that additional funds will be available to us when needed, on commercially reasonable terms or at all, particularly in the current economic environment.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a summary of an active proceeding that has been commenced against an issued patent that is exclusively licensed to us. We do not believe that the confirmation, loss or modification of our rights in any individual claim or set of claims that are the subject of the following legal proceeding would have a material impact on our material sales or licensing business or on our Consolidated Financial Statements, including our Consolidated Statements of Income, as a whole. However, as noted within the description, the following proceeding involves an issued patent that relates to our fundamental phosphorescent OLED technologies and we intend to vigorously defend against claims that, in our opinion, seek to restrict or reduce the scope of the originally issued claim, which may require the expenditure of significant amounts of our resources. In certain circumstances, when permitted, we may also utilize a proceeding to request modification of the claims to better distinguish the patented invention from any newly identified prior art and/or improve the claim scope of the patent relative to commercially important categories of the invention.

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

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Exhibit Number	Description

10.1*+	Amendment, dated February 23, 2021, to Amended and Restated OLED Materials Supply and Service Agreement, dated as of October 1, 2011, between the Registrant and PPG Industries, Inc.

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: May 6, 2021	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary