Form 10-Q
period 2021-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2021-08-05
CIK 1005284

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had outstanding 47,119,914 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$542,914	$630,012
Short-term investments	190,540	99,996
Accounts receivable	99,629	82,261
Inventory	104,653	91,591
Other current assets	55,156	20,746
Total current assets	992,892	924,606
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $81,721 and $72,493	113,187	102,113
ACQUIRED TECHNOLOGY, net of accumulated amortization of $163,343 and $153,050	59,960	70,253
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $6,848 and $6,155	10,386	10,685
GOODWILL	15,535	15,535
INVESTMENTS	8,500	5,000
DEFERRED INCOME TAXES	35,579	37,695
OTHER ASSETS	114,676	103,341
TOTAL ASSETS	$1,350,715	$1,269,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,334	$13,801
Accrued expenses	27,247	41,404
Deferred revenue	122,978	105,215
Other current liabilities	2,004	4,540
Total current liabilities	162,563	164,960
DEFERRED REVENUE	46,174	57,086
RETIREMENT PLAN BENEFIT LIABILITY	79,966	78,527
OTHER LIABILITIES	70,396	55,941
Total liabilities	359,099	356,514
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,054,059 and 49,013,476 shares issued, and 47,688,411 and 47,647,828 shares outstanding, at June 30, 2021 and December 31, 2020, respectively	491	490
Additional paid-in capital	638,991	635,595
Retained earnings	427,188	353,930
Accumulated other comprehensive loss	(33,772)	(36,019)
Treasury stock, at cost (1,365,648 shares at June 30, 2021 and December 31, 2020)	(41,284)	(41,284)
Total shareholders’ equity	991,616	912,714
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,715	$1,269,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Material sales	$77,438	$31,927	$157,246	$98,502
Royalty and license fees	48,212	22,380	99,098	65,458
Contract research services	4,010	3,661	7,316	6,285
Total revenue	129,660	57,968	263,660	170,245
COST OF SALES	27,969	12,643	51,267	35,102
Gross margin	101,691	45,325	212,393	135,143
OPERATING EXPENSES:
Research and development	24,101	21,397	47,406	40,894
Selling, general and administrative	20,239	16,147	36,643	31,550
Amortization of acquired technology and other intangible assets	5,497	5,490	10,985	10,980
Patent costs	1,809	1,858	3,644	3,496
Royalty and license expense	149	1,618	261	4,902
Total operating expenses	51,795	46,510	98,939	91,822
OPERATING INCOME (LOSS)	49,896	(1,185)	113,454	43,321
Interest income, net	75	1,268	208	3,415
Other income, net	221	170	280	372
Interest and other income, net	296	1,438	488	3,787
INCOME BEFORE INCOME TAXES	50,192	253	113,942	47,108
INCOME TAX (EXPENSE) BENEFIT	(9,651)	562	(21,714)	(8,138)
NET INCOME	$40,541	$815	$92,228	$38,970
NET INCOME PER COMMON SHARE:
BASIC	$0.85	$0.02	$1.94	$0.82
DILUTED	$0.85	$0.02	$1.94	$0.82
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,299,627	47,227,294	47,284,773	47,160,163
DILUTED	47,356,864	47,243,991	47,347,596	47,190,505
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15	$0.40	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$40,541	$815	$92,228	$38,970
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of $7, $251, $9 and $274, respectively	26	(887)	(32)	968
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $334, $181, $669 and $362, respectively	1,174	640	2,348	1,278
Change in cumulative foreign currency translation adjustment	37	3	(69)	(30)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,237	(244)	2,247	2,216
COMPREHENSIVE INCOME	$41,778	$571	$94,475	$41,186

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2021
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, MARCH 31, 2021	200,000	$2	49,050,776	$491	$632,138	$396,130	$(35,009)	1,365,648	$(41,284)	$952,468
Net income	—	—	—	—	—	40,541	—	—	—	40,541
Other comprehensive income	—	—	—	—	—	—	1,237	—	—	1,237
Cash dividend	—	—	—	—	—	(9,483)	—	—	—	(9,483)
Issuance of common stock to employees	—	—	4,267	—	9,296	—	—	—	—	9,296
Shares withheld for employee taxes	—	—	(4,660)	—	(3,384)	—	—	—	—	(3,384)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,353	—	374	—	—	—	—	374
Issuance of common stock to employees under an ESPP	—	—	2,323	—	567	—	—	—	—	567
BALANCE, JUNE 30, 2021	200,000	$2	49,054,059	$491	$638,991	$427,188	$(33,772)	1,365,648	$(41,284)	$991,616

	Six Months Ended June 30, 2021
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2020	200,000	$2	49,013,476	$490	$635,595	$353,930	$(36,019)	1,365,648	$(41,284)	$912,714
Net income	—	—	—	—	—	92,228	—	—	—	92,228
Other comprehensive income	—	—	—	—	—	—	2,247	—	—	2,247
Cash dividend	—	—	—	—	—	(18,970)	—	—	—	(18,970)
Issuance of common stock to employees	—	—	57,390	1	14,411	—	—	—	—	14,412
Shares withheld for employee taxes	—	—	(26,708)	—	(13,018)	—	—	—	—	(13,018)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	5,796	—	1,004	—	—	—	—	1,004
Issuance of common stock to employees under an ESPP	—	—	4,105	—	999	—	—	—	—	999
BALANCE, JUNE 30, 2021	200,000	$2	49,054,059	$491	$638,991	$427,188	$(33,772)	1,365,648	$(41,284)	$991,616

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,228	$38,970
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables	(110,993)	(58,644)
Depreciation	9,229	7,283
Amortization of intangibles	10,985	10,980
Change in excess inventory reserve	1,117	611
Amortization of premium and discount on investments, net	(128)	(3,280)
Stock-based compensation to employees	14,624	12,918
Stock-based compensation to Board of Directors and Scientific Advisory Board	704	708
Deferred income tax expense (benefit)	1,458	(336)
Retirement plan expense	4,457	2,828
Decrease (increase) in assets:
Accounts receivable	(17,368)	(8,046)
Inventory	(14,179)	(21,181)
Other current assets	(5,712)	(5,967)
Other assets	(15,005)	(5,942)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(17,036)	(20,332)
Other current liabilities	(2,536)	(639)
Deferred revenue	92,816	75,683
Other liabilities	14,455	6,416
Net cash provided by operating activities	59,116	32,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,668)	(11,804)
Purchases of intangibles	(394)	(25)
Purchases of investments	(193,951)	(404,232)
Proceeds from sale and maturity of investments	100,000	412,760
Net cash used in investing activities	(115,013)	(3,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	787	590
Payment of withholding taxes related to stock-based compensation to employees	(13,018)	(13,165)
Cash dividends paid	(18,970)	(14,215)
Net cash used in financing activities	(31,201)	(26,790)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,098)	1,939
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	630,012	131,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$542,914	$133,566
The following non-cash activities occurred:
Unrealized (loss) gain on available-for-sale securities	$(35)	$1,242
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	366	390

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

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value in the accompanying Consolidated Financial Statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents, investments, retirement plan benefit liability and other liabilities are carried at fair value.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2021, the Company had no leases that qualified as financing arrangements.

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

The rights and benefits to the Company’s OLED technologies are conveyed to the customer through technology license agreements and material supply agreements. The Company believes that the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, are accounted for as a single performance obligation. Accordingly, total contract consideration is estimated and recognized over the contract term based on material units sold at the estimated per unit fee over the life of the contract. Total contract consideration is allocated to material sales and royalty and licensing fees on the Consolidated Statements of Income based on contract pricing.

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

In 2016, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company supplies phosphorescent OLED materials to Tianma for use in its licensed products. On July 21, 2021, the Tianma patent license and material purchase agreements expired. The parties are currently working to complete long-term extensions to both agreements.

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

Amortization of Other Intangible Assets

Other intangible assets primarily relate to the Adesis acquisition and are being amortized over a period of 10 to 15 years. See Note 7 for further discussion.

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

The Company’s portfolio of fixed income securities consists of term bank certificates of deposit, U.S. Government bonds, corporate bonds and convertible notes. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
June 30, 2021
Cash accounts in banking institutions	$167,339	$—	$—	$167,339
Money market accounts	16,588	—	—	16,588
U.S. Government bonds	358,991	—	(4)	358,987
	$542,918	$—	$(4)	$542,914
December 31, 2020
Cash accounts in banking institutions	$163,779	$—	$—	$163,779
Money market accounts	17,261	—	—	17,261
U.S. Government bonds	448,970	6	(4)	448,972
	$630,010	$6	$(4)	$630,012

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
June 30, 2021
Certificates of deposit	$720	$—	$—	$720
Corporate bonds	189,789	41	(10)	189,820
	$190,509	$41	$(10)	$190,540
December 31, 2020
U.S. Government bonds	$99,929	$67	$—	$99,996
	$99,929	$67	$—	$99,996

Minority Investments and Convertible Notes

The Company’s portfolio of minority investments and convertible notes consist of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. Minority investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of June 30, 2021, the Company had two minority investments with a total carrying value of $8.0 million accounted for as equity securities without readily determinable fair values. As of June 30, 2021, the Company had one convertible note investment with a fair value of $500,000 accounted for as an available-for-sale debt security with a level 3 fair value measurement.

4.	FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$375,575	$375,575	$—	$—
Short-term investments	190,540	190,540	—	—
Convertible notes	500	—	—	500

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$466,233	$466,233	$—	$—
Short-term investments	99,996	99,996	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of June 30, 2021 or December 31, 2020.
5.	INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$62,011	$46,843
Work-in-process	8,052	9,904
Finished goods	34,590	34,844
Inventory	$104,653	$91,591

The Company recorded an increase in inventory reserve of $450,000 and none for the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $611,000 for the six months ended June 30, 2021 and 2020, respectively, due to excess inventory levels in certain products.

6.	PROPERTY AND EQUIPMENT:
Property and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$2,642	$2,642
Building and improvements	71,359	53,568
Office and lab equipment	96,927	85,881
Furniture, fixtures and computer related assets	12,676	8,921
Construction-in-progress	11,304	23,594
	194,908	174,606
Less: Accumulated depreciation	(81,721)	(72,493)
Property and equipment, net	$113,187	$102,113

Depreciation expense was $4.9 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively, and $9.2 million and $7.3 million for the six months ended June 30, 2021 and 2020, respectively.
7.	GOODWILL AND INTANGIBLE ASSETS:

The Company monitors the recoverability of goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Purchased intangible assets subject to amortization consist of acquired technology and other intangible assets that include trade names, customer relationships and developed intellectual property (IP) processes.

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	462
	223,303	223,303
Less: Accumulated amortization	(163,343)	(153,050)
Acquired technology, net	$59,960	$70,253

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended June 30, 2021 and 2020, and $10.3 million for both six-month periods ended June 30, 2021. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $10.4 million for the six months ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the years ending December 31, 2024 and 2025 and $4.9 million in total thereafter.

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

At June 30, 2021, these other intangible assets consist of the following (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(4,512)	$6,008
Developed IP, processes and recipes	4,820	(1,587)	3,233
Trade name/Trademarks	1,500	(743)	757
Other	394	(6)	388
Total identifiable other intangible assets	$17,234	$(6,848)	$10,386

Amortization expense related to other intangible assets was $351,000 and $345,000 for the three months ended June 30, 2021 and 2020, respectively, and $693,000 and $690,000 for the six months ended June 30, 2021 and 2020, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $712,000 for the six months ending December 31, 2021, $1.4 million for each of the next four fiscal years (2022 – 2025) and $4.1 million in total thereafter.
8.	LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2021, the Company did not have any finance leases and had one operating lease that had not yet commenced, related to expansion of the Adesis research facilities in Wilmington, Delaware.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$757	$535	$1,372	$1,072
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5,351	$—	$10,071	$—

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	June 30, 2021	December 31, 2020
Right-of-use assets	$16,633	$8,750
Short-term lease liabilities	2,004	1,871
Long-term lease liabilities	14,629	6,879

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2021
Weighted average remaining lease term (in years)	7.7
Weighted average discount rate	3.3%

As of June 30, 2021, current operating leases had remaining terms between three months and ten years with options to extend the lease terms.

Undiscounted future minimum lease payments as of June 30, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2021 (1)	$1,128
2022	2,578
2023	2,460
2024	2,306
2025	2,121
Thereafter	8,146
Total lease payments	18,739
Less: Imputed interest	(2,106)
Present value of lease payments	$16,633

(1)	Scheduled maturities of lease liabilities represent the period from July 1, 2021 to December 31, 2021.
9.	RESEARCH AND LICENSE AGREEMENTS WITH PRINCETON UNIVERSITY, UNIVERSITY OF SOUTHERN CALIFORNIA AND THE UNIVERSITY OF MICHIGAN:

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

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by Princeton and USC for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products.  The Company recorded royalty expense in connection with this agreement of $149,000 and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $261,000 and $4.9 million for the six months ended June 30, 2021 and 2020, respectively. The decline in the royalty expense was primarily due to the expiration of patents relating to the licensed products, as specified in the Amended License Agreement.

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

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of June 30, 2021, the Company was obligated to pay USC up to $4.9 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $394,000 and $304,000 for the three months ended June 30, 2021 and 2020, respectively, and $679,000 and $581,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2021 or 2020.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

On February 23, 2021, the Company entered into an amendment to the New OLED Materials Agreement specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to OMM, at the new manufacturing site in Shannon, Ireland, currently being leased by OMM for the production of OLED materials. Facility improvements and regulatory approvals are expected to be completed in the next 12 months and operations are scheduled to commence by mid-year 2022. As with the initial New OLED Materials Agreement, the Company will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $738,000 and $836,000 for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.
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

As of June 30, 2021, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of June 30, 2021, the Company had issued 49,054,059 shares of common stock, of which 47,688,411 were outstanding. During the three and six months ended June 30, 2021 and 2020, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the six months ended June 30, 2021 and 2020, the Company granted a total of 1,400 and 1,926 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2020 and 2019, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both six-month periods.

Dividends

During the three months ended June 30, 2021, the Company declared and paid cash dividends of $0.20 per share, or $9.5 million, and during the six months ended June 30, 2021, the Company declared and paid cash dividends of $0.40 per share, or $19.0 million, on the Company’s outstanding common stock.

On August 3, 2021, the Company’s Board of Directors declared a third quarter dividend of $0.20 per share to be paid on September 30, 2021 to all shareholders of record of the Company’s common stock as of the close of business on September 16, 2021. All future dividends will be subject to the approval of the Company’s Board of Directors.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive loss before reclassification	(32)	—	(69)	(101)
Reclassification to net income (1)	—	2,348	—	2,348	Selling, general and administrative, research and development and cost of sales
Change during period	(32)	2,348	(69)	2,247
Balance June 30, 2021, net of tax	$59	$(33,727)	$(104)	$(33,772)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive gain before reclassification	968	—	(30)	938
Reclassification to net income (1)	—	1,278	—	1,278	Selling, general and administrative, research and development and cost of sales
Change during period	968	1,278	(30)	2,216
Balance June 30, 2020, net of tax	$1,159	$(15,889)	$(51)	$(14,781)

(1)

The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $2.3 million and $1.3 million for the six months ended June 30, 2021 and 2020.

(2)	Refer to Note 14: Supplemental Executive Retirement Plan.
13.	STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through June 30, 2021, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of June 30, 2021, there were 1,828,424 shares that remained available to be granted under the Equity Compensation Plan.

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

During the six months ended June 30, 2021, the Company granted 100,929 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $22.9 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2021 and 2020, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $4.1 million and $3.8 million, respectively, research and development expense of $1.3 million and $1.1 million, respectively, and cost of sales of $711,000 and $492,000, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $7.7 million and $7.1 million, respectively, research and development expense of $2.5 million and $2.0 million, respectively, and cost of sales of $1.3 million and $892,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2021 and 2020, 14,660 and 54,332 shares, respectively, with aggregate fair values of $3.4 million and $7.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. For the six months ended June 30, 2021 and 2020, 60,827 and 78,806 shares, respectively, with aggregate fair values of $12.1 million and $11.3 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended June 30, 2021 and 2020, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $76,000 and $156,000, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $112,000 for both six-month periods.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2021 and 2020, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $297,000 and $299,000, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $591,000 and $596,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 2,706 and 3,228 shares, respectively, during the six months ended June 30, 2021 and 2020.

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

During the six months ended June 30, 2021, the Company granted 69,586 performance units, of which 34,791 units are subject to performance-based vesting requirements and 34,795 units are subject to market-based vesting requirements, and which will vest over the terms described below. The grant date fair value of the performance unit awards granted was $15.8 million for the six months ended June 30, 2021, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the three months ended June 30, 2021 and 2020, the Company recorded selling, general and administrative expense of $2.2 million and $1.1 million, respectively, research and development expense of $596,000 and $301,000, respectively, and cost of sales of $366,000 and $183,000, respectively, related to performance units. For the six months ended June 30, 2021 and 2020, the Company recorded selling, general and administrative expense of $2.0 million and $1.9 million, respectively, research and development expense of $539,000 and $503,000, respectively, and cost of sales of $332,000 and $296,000, respectively, related to performance units.

In connection with the vesting of performance units during the six months ended June 30, 2021 and 2020, 3,881 and 12,877 shares, respectively, with an aggregate fair value of $875,000 and $1.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2021 and 2020, the Company issued 4,105 and 5,467 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $787,000 and $590,000, respectively.

For the three months ended June 30, 2021 and 2020, the Company recorded charges of $35,000 and $37,000, respectively, to selling, general and administrative expense, $58,000 and $44,000, respectively, to research and development expense, and $36,000 and $37,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the six months ended June 30, 2021 and 2020, the Company recorded charges of $58,000 and $59,000, respectively, to selling, general and administrative expense, $95,000 and $72,000, respectively, to research and development expense, and $60,000 and $56,000, respectively to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.
14.	SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2021, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$429	$273	$857	$546
Interest cost	292	321	583	642
Amortization of prior service cost	274	274	549	549
Amortization of loss	1,234	546	2,468	1,091
Total net periodic benefit cost	$2,229	$1,414	$4,457	$2,828

15.	COMMITMENTS AND CONTINGENCIES:

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2021 and December 31, 2020, the Company had purchase commitments for inventory of $24.6 million and $13.7 million, respectively.

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

16.	CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended June 30,		% of Total Revenue for the Six Months Ended June 30,		Accounts Receivable as of
Customer	2021	2020	2021	2020	June 30, 2021
A	51%	28%	43%	36%	$15,619
B	26%	34%	24%	28%	$38,101
C	15%	13%	18%	19%	$5,955

Revenues from outside of North America represented approximately 97% and 93% of consolidated revenue for the three months ended June 30, 2021 and 2020, respectively, and approximately 97% and 96% for the six months ended June 30, 2021 and 2020, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2021	2020	2021	2020
South Korea	$86,324	$31,062	$154,299	$100,487
China	36,308	20,508	96,812	58,342
Japan	2,001	2,197	3,316	3,984
Other non-U.S. locations	895	315	1,720	812
Total non-U.S. locations	125,528	54,082	256,147	163,625
United States	4,132	3,886	7,513	6,620
Total revenue	$129,660	$57,968	$263,660	$170,245

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$104,692	$93,230
Other	8,495	8,883
Total long-lived assets	$113,187	$102,113

Substantially all chemical materials were purchased from one supplier. See Note 10.
17.	INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 19.2% and a benefit of 222.1% for the three months ended June 30, 2021 and 2020, respectively, and an expense of 19.1% and 17.3% for the six months ended June 30, 2021 and 2020, respectively. The Company recorded an income tax expense of $9.7 million and a benefit of $562,000 for the three months ended June 30, 2021 and 2020, respectively, and an expense of $21.7 million and $8.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, the Company has decided that it will litigate the Korean withholding taxes paid or withheld on the 2018, 2019, 2020 and 2021 royalty payments and has engaged a leading Korean law firm which has advised that there is a more-likely-than-not chance of success. As a result, as of June 30, 2021 and December 31, 2020, the Company has recorded a long-term asset of $46.6 million and $40.1 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $39.2 million and $32.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the Korean National Tax Service (KNTS) on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the June 30, 2021 and December 31, 2020 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlying intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of June 30, 2021 and December 31, 2020. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue. However, the KNTS has decided to appeal the ruling to the Korean High Court.

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

For the three months ended June 30, 2021 and 2020, the Company recorded 97% and 94% of its revenue from OLED related sales, respectively, and 3% and 6% from the providing of services through Adesis, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded 97% and 96% of its revenue from OLED related sales, respectively, and 3% and 4% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of June 30, 2021
Accounts receivable	$99,629
Short-term unbilled receivables	29,357
Long-term unbilled receivables	100
Short-term deferred revenue	122,978
Long-term deferred revenue	46,174

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at June 30, 2021 will be recognized as materials are shipped to customers over the remaining contract periods. As of June 30, 2021, the Company had $27.2 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Six Months Ended June 30, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue	—	81,458
Increases due to cash received	—	(92,816)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	4,507
Unbilled receivables recognized	25,028	—
Transferred to receivables from unbilled receivables	(6,000)	—
Net change	19,028	(6,851)
Balance at June 30, 2021	$29,457	$(169,152)

	Six Months Ended June 30, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue	—	48,249
Increases due to cash received	—	(75,683)
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	829
Unbilled receivables recognized	9,566	—
Net change	9,566	(26,605)
Balance at June 30, 2020	$10,928	$(171,467)

19.	NET INCOME PER COMMON SHARE:

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$40,541	$815	$92,228	$38,970
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(247)	(6)	(602)	(318)
Adjusted net income	$40,294	$809	$91,626	$38,652
Denominator:
Weighted average common shares outstanding – Basic	47,299,627	47,227,294	47,284,773	47,160,163
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	204	483	369	924
Restricted stock awards and units and performance units	57,033	16,214	62,454	29,418
Weighted average common shares outstanding – Diluted	47,356,864	47,243,991	47,347,596	47,190,505
Net income per common share:
Basic	$0.85	$0.02	$1.94	$0.82
Diluted	$0.85	$0.02	$1.94	$0.82

For the three months ended June 30, 2021 and 2020, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of none and 52,933, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2021 and 2020, the combined effects of unvested stock awards, restricted stock units, performance unit awards and stock options of none and 30,785, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on Tianma’s sales of licensed products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products. On July 21, 2021, the Tianma patent license and material purchase agreements expired. The parties are currently working to complete long-term extensions to both agreements.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2021, Adesis employed a team of 114 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

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

In February 2021, we announced the establishment of a new manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. The new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. We anticipate the facility to be operational by mid-year 2022.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact in the three and six months ended June 30, 2021. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on our results of operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted for at least the second half of 2021, including as a result of:

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
REVENUE:
Material sales	$77,438	$31,927	$45,511
Royalty and license fees	48,212	22,380	25,832
Contract research services	4,010	3,661	349
Total revenue	129,660	57,968	71,692
COST OF SALES	27,969	12,643	15,326
Gross margin	101,691	45,325	56,366
OPERATING EXPENSES:
Research and development	24,101	21,397	2,704
Selling, general and administrative	20,239	16,147	4,092
Amortization of acquired technology and other intangible assets	5,497	5,490	7
Patent costs	1,809	1,858	(49)
Royalty and license expense	149	1,618	(1,469)
Total operating expenses	51,795	46,510	5,285
OPERATING INCOME (LOSS)	49,896	(1,185)	51,081
Interest income, net	75	1,268	(1,193)
Other income, net	221	170	51
Interest and other income, net	296	1,438	(1,142)
INCOME BEFORE INCOME TAXES	50,192	253	49,939
INCOME TAX (EXPENSE) BENEFIT	(9,651)	562	(10,213)
NET INCOME	$40,541	$815	$39,726

Revenue

Our total material sales were $77.4 million for the three months ended June 30, 2021, as compared to $31.9 million for the three months ended June 30, 2020, an increase of 143% with a commensurate increase in unit material volume of 145%. The increase in material sales was due to strengthened demand for OLED products utilizing our emitter material, as well as the recovery in sales that were adversely impacted due to the COVID-19 pandemic that occurred during the three months ended June 30, 2020. Even though we believe we have experienced the worst effects of the COVID-19 pandemic, we remain uncertain as to the possibility of its re-emergence and corresponding negative impact on OLED market demand.

•

Green emitter sales for the three months ended June 30, 2021, which include our yellow-green emitters, were $57.8 million as compared to $24.2 million for the three months ended June 30, 2020, with unit material volumes increasing by 147%.

•	Red emitter sales for the three months ended June 30, 2021 were $19.5 million as compared to $7.5 million for the three months ended June 30, 2020, with unit material volumes increasing by 140%.

Revenue from royalty and license fees was $48.2 million for the three months ended June 30, 2021 as compared to $22.4 million for the three months ended June 30, 2020, an increase of 115%, as our customers’ sales of royalty bearing OLED licensed products strengthened, as well as an increase in unit material sales to our customers during the three months ended June 30, 2021.

Contract research services revenue was $4.0 million for the three months ended June 30, 2021 as compared to $3.7 million for the three months ended June 30, 2020, an increase of 10%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended June 30, 2021 increased by $15.3 million as compared to the three months ended June 30, 2020, primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended June 30, 2021 and 2020 was an increase in inventory reserve of $450,000 and none, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the three months ended June 30, 2021 increased by $56.4 million as compared to the three months ended June 30, 2020, with gross margin as a percentage of revenue remaining stable at 78%.

Research and development

Research and development expenses increased to $24.1 million for the three months ended June 30, 2021, as compared to $21.4 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $20.2 million for the three months ended June 30, 2021, as compared to $16.1 million for the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both three-month periods ended June 30, 2021 and 2020.

Patent costs

Patent costs decreased to $1.8 million for the three months ended June 30, 2021, as compared to $1.9 million for the three months ended June 30, 2020. The results in the current quarter reflected lower internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $149,000 for the three months ended June 30, 2021, as compared to $1.6 million for the three months ended June 30, 2020. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $75,000 for the three months ended June 30, 2021, as compared to $1.3 million for the three months ended June 30, 2020. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2020. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $221,000 for the three months ended June 30, 2021 as compared to $170,000 for the three months ended June 30, 2020.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 19.2% and a benefit of 222.1% for the three months ended June 30, 2021 and 2020, respectively, and we recorded income tax expense of $9.7 million and a benefit of $562,000, respectively, for those periods.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
REVENUE:
Material sales	$157,246	$98,502	$58,744
Royalty and license fees	99,098	65,458	33,640
Contract research services	7,316	6,285	1,031
Total revenue	263,660	170,245	93,415
COST OF SALES	51,267	35,102	16,165
Gross margin	212,393	135,143	77,250
OPERATING EXPENSES:
Research and development	47,406	40,894	6,512
Selling, general and administrative	36,643	31,550	5,093
Amortization of acquired technology and other intangible assets	10,985	10,980	5
Patent costs	3,644	3,496	148
Royalty and license expense	261	4,902	(4,641)
Total operating expenses	98,939	91,822	7,117
OPERATING INCOME	113,454	43,321	70,133
Interest income, net	208	3,415	(3,207)
Other income, net	280	372	(92)
Interest and other income, net	488	3,787	(3,299)
INCOME BEFORE INCOME TAXES	113,942	47,108	66,834
INCOME TAX EXPENSE	(21,714)	(8,138)	(13,576)
NET INCOME	$92,228	$38,970	$53,258

Revenue

Our total material sales were $157.2 million for the six months ended June 30, 2021, as compared to $98.5 million for the six months ended June 30, 2020, an increase of 60% with a commensurate increase in unit material volume of 56%. The increase in material sales was due to strengthened demand for OLED products utilizing our emitter material, as well as the recovery in sales that were adversely impacted due to the COVID-19 pandemic that occurred during the three months ended June 30, 2020. Even though we believe we have experienced the worst effects of the COVID-19 pandemic, we remain uncertain as to the possibility of its re-emergence and corresponding negative impact on OLED market demand.

•

Green emitter sales for the six months ended June 30, 2021, which include our yellow-green emitters, were $118.4 million as compared to $76.7 million for the six months ended June 30, 2020, with unit material volumes increasing by 54%.

•	Red emitter sales for the six months ended June 30, 2021 were $38.6 million as compared to $21.4 million for the six months ended June 30, 2020, with unit material volumes increasing by 63%.

Revenue from royalty and license fees was $99.1 million for the six months ended June 30, 2021 as compared to $65.5 million for the six months ended June 30, 2020, an increase of 51%, as our customers’ sales of royalty bearing OLED licensed products strengthened, as well as an increase in unit material sales to our customers during the six months ended June 30, 2021.

Contract research services revenue was $7.3 million for the six months ended June 30, 2021 as compared to $6.3 million for the six months ended June 30, 2020, an increase of 16%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the six months ended June 30, 2021 increased by $16.2 million as compared to the six months ended June 30, 2020, primarily due to an increase in the level of material sales. Included in the cost of sales for the six months ended June 30, 2021 and 2020 was an increase in inventory reserve of $1.1 million and $611,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the six months ended

June 30, 2021 increased by $77.3 million as compared to the six months ended June 30, 2020, with gross margin as a percentage of revenue increasing to 81% from 79%.

Research and development

Research and development expenses increased to $47.4 million for the six months ended June 30, 2021, as compared to $40.9 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including increased contract research and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $36.6 million for the six months ended June 30, 2021, as compared to $31.6 million for the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $11.0 million for both six-month periods ended June 30, 2021 and 2020.

Patent costs

Patent costs increased to $3.6 million for the six months ended June 30, 2021, as compared to $3.5 million for the six months ended June 30, 2020. The results in the current year reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $261,000 for the six months ended June 30, 2021, as compared to $4.9 million for the six months ended June 30, 2020. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $208,000 for the six months ended June 30, 2021, as compared to $3.4 million for the six months ended June 30, 2020. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2020. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $280,000 for the six months ended June 30, 2021 as compared to $372,000 for the six months ended June 30, 2020.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 19.1% and 17.3% for the six months ended June 30, 2021 and 2020, respectively, and we recorded income tax expense of $21.7 million and $8.1 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of June 30, 2021, we had cash and cash equivalents of $542.9 million and short-term investments of $190.6 million, for a total of $733.5 million. This compares to cash and cash equivalents of $630.0 million and short-term investments of $100.0 million, for a total of $730.0 million, as of December 31, 2020.

Cash provided by operating activities for the six months ended June 30, 2021 was $59.1 million resulting from $92.2 million of net income and $35.4 million due to changes in our operating assets and liabilities, partially offset by a $68.5 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $92.8 million and an increase in other liabilities of $11.9 million, partially offset by an increase in other assets of $20.7 million, an increase in accounts receivable of $17.4 million, a decrease in accounts payable and accrued expenses of $17.0 million and an increase in inventory of $14.2 million.

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

Cash used in investing activities was $115.0 million for the six months ended June 30, 2021, as compared to $3.3 million for the six months ended June 30, 2020. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $94.0 million for the six months ended June 30, 2021, as compared to net sales of $8.5 million for the six months ended June 30, 2020, and an increase in purchases of intangibles and property, plant and equipment of $9.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in property, plant and equipment purchases during 2021 was primarily due to improvements to our Ewing facilities in New Jersey.

Cash used in financing activities was $31.2 million for the six months ended June 30, 2021, as compared to $26.8 million for the six months ended June 30, 2020. The increase was due to an increase in the cash payment of dividends in the current year of $4.8 million, partially offset by an increase in proceeds from the issuance of common stock of $197,000 and a decrease in the payment of withholding taxes related to stock-based compensation to employees of $147,000.

Working capital was $830.3 million as of June 30, 2021, as compared to $759.6 million as of December 31, 2020. The increase was primarily due to an increase in short-term investments, an increase in other current assets, an increase in accounts receivable and a decrease in accrued expenses, partially offset by a decrease in cash and cash equivalents and an increase in deferred revenue.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: August 5, 2021	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary