Form 10-Q
period 2021-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2021-11-04
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had outstanding 47,125,672 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$535,157	$630,012
Short-term investments	253,786	99,996
Accounts receivable	96,235	82,261
Inventory	121,485	91,591
Other current assets	48,476	20,746
Total current assets	1,055,139	924,606
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $86,962 and $72,493	118,988	102,113
ACQUIRED TECHNOLOGY, net of accumulated amortization of $168,489 and $153,050	54,814	70,253
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $7,206 and $6,155	10,028	10,685
GOODWILL	15,535	15,535
INVESTMENTS	8,500	5,000
DEFERRED INCOME TAXES	32,476	37,695
OTHER ASSETS	133,111	103,341
TOTAL ASSETS	$1,428,591	$1,269,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,939	$13,801
Accrued expenses	42,736	41,404
Deferred revenue	123,475	105,215
Other current liabilities	3,111	4,540
Total current liabilities	180,261	164,960
DEFERRED REVENUE	43,458	57,086
RETIREMENT PLAN BENEFIT LIABILITY	80,676	78,527
OTHER LIABILITIES	87,874	55,941
Total liabilities	392,269	356,514
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,060,909 and 49,013,476 shares issued, and 47,695,261 and 47,647,828 shares outstanding, at September 30, 2021 and December 31, 2020, respectively	491	490
Additional paid-in capital	646,049	635,595
Retained earnings	463,820	353,930
Accumulated other comprehensive loss	(32,756)	(36,019)
Treasury stock, at cost (1,365,648 shares at September 30, 2021 and December 31, 2020)	(41,284)	(41,284)
Total shareholders’ equity	1,036,322	912,714
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,428,591	$1,269,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Material sales	$75,609	$68,709	$232,855	$167,211
Royalty and license fees	63,939	44,550	163,037	110,008
Contract research services	4,070	3,820	11,386	10,105
Total revenue	143,618	117,079	407,278	287,324
COST OF SALES	31,481	23,378	82,748	58,480
Gross margin	112,137	93,701	324,530	228,844
OPERATING EXPENSES:
Research and development	25,327	20,814	72,733	61,708
Selling, general and administrative	20,960	13,579	57,603	45,129
Amortization of acquired technology and other intangible assets	5,505	5,494	16,490	16,474
Patent costs	2,359	2,095	6,003	5,591
Royalty and license expense	258	3,293	519	8,195
Total operating expenses	54,409	45,275	153,348	137,097
OPERATING INCOME	57,728	48,426	171,182	91,747
Interest income, net	137	1,029	345	4,444
Other (loss) income, net	(102)	262	178	634
Interest and other income, net	35	1,291	523	5,078
INCOME BEFORE INCOME TAXES	57,763	49,717	171,705	96,825
INCOME TAX EXPENSE	(11,654)	(9,217)	(33,368)	(17,355)
NET INCOME	$46,109	$40,500	$138,337	$79,470
NET INCOME PER COMMON SHARE:
BASIC	$0.97	$0.85	$2.91	$1.67
DILUTED	$0.97	$0.85	$2.90	$1.67
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,291,192	47,227,061	47,286,927	47,182,625
DILUTED	47,362,575	47,260,331	47,355,583	47,212,660
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$46,109	$40,500	$138,337	$79,470
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $1, $177, $10 and $97, respectively	(3)	(626)	(35)	342
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $334, $181, $1,004 and $543, respectively	1,174	639	3,522	1,917
Change in cumulative foreign currency translation adjustment	(155)	1	(224)	(29)
TOTAL OTHER COMPREHENSIVE INCOME	1,016	14	3,263	2,230
COMPREHENSIVE INCOME	$47,125	$40,514	$141,600	$81,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2021
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2021	200,000	$2	49,054,059	$491	$638,991	$427,188	$(33,772)	1,365,648	$(41,284)	$991,616
Net income	—	—	—	—	—	46,109	—	—	—	46,109
Other comprehensive income	—	—	—	—	—	—	1,016	—	—	1,016
Cash dividend	—	—	—	—	—	(9,477)	—	—	—	(9,477)
Issuance of common stock to employees	—	—	5,111	—	8,131	—	—	—	—	8,131
Shares withheld for employee taxes	—	—	(2,025)	—	(1,862)	—	—	—	—	(1,862)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,361	—	348	—	—	—	—	348
Issuance of common stock to employees under an ESPP	—	—	2,403	—	441	—	—	—	—	441
BALANCE, SEPTEMBER 30, 2021	200,000	$2	49,060,909	$491	$646,049	$463,820	$(32,756)	1,365,648	$(41,284)	$1,036,322

	Nine Months Ended September 30, 2021
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2020	200,000	$2	49,013,476	$490	$635,595	$353,930	$(36,019)	1,365,648	$(41,284)	$912,714
Net income	—	—	—	—	—	138,337	—	—	—	138,337
Other comprehensive income	—	—	—	—	—	—	3,263	—	—	3,263
Cash dividend	—	—	—	—	—	(28,447)	—	—	—	(28,447)
Issuance of common stock to employees	—	—	62,501	1	22,542	—	—	—	—	22,543
Shares withheld for employee taxes	—	—	(28,733)	—	(14,880)	—	—	—	—	(14,880)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	7,157	—	1,352	—	—	—	—	1,352
Issuance of common stock to employees under an ESPP	—	—	6,508	—	1,440	—	—	—	—	1,440
BALANCE, SEPTEMBER 30, 2021	200,000	$2	49,060,909	$491	$646,049	$463,820	$(32,756)	1,365,648	$(41,284)	$1,036,322

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2020	200,000	$2	48,992,532	$490	$621,585	$273,758	$(14,781)	1,365,648	$(41,284)	$839,770
Net income	—	—	—	—	—	40,500	—	—	—	40,500
Other comprehensive loss	—	—	—	—	—	—	14	—	—	14
Cash dividend	—	—	—	—	—	(7,114)	—	—	—	(7,114)
Issuance of common stock to employees	—	—	19,733	1	6,804	—	—	—	—	6,805
Shares withheld for employee taxes	—	—	(7,199)	(1)	(1,127)	—	—	—	—	(1,128)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	1,614	—	425	—	—	—	—	425
Issuance of common stock to employees under an ESPP	—	—	2,235	—	364	—	—	—	—	364
BALANCE, SEPTEMBER 30, 2020	200,000	$2	49,008,915	$490	$628,051	$307,144	$(14,767)	1,365,648	$(41,284)	$879,636

	Nine Months Ended September 30, 2020
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449
Net income	—	—	—	—	—	79,470	—	—	—	79,470
Other comprehensive income	—	—	—	—	—	—	2,230	—	—	2,230
Cash dividend	—	—	—	—	—	(21,329)	—	—	—	(21,329)
Issuance of common stock to employees	—	—	238,996	2	19,532	—	—	—	—	19,534
Shares withheld for employee taxes	—	—	(98,882)	(1)	(14,292)	—	—	—	—	(14,293)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	8,906	—	1,433	—	—	—	—	1,433
Issuance of common stock to employees under an ESPP	—	—	7,702	—	1,142	—	—	—	—	1,142
BALANCE, SEPTEMBER 30, 2020	200,000	$2	49,008,915	$490	$628,051	$307,144	$(14,767)	1,365,648	$(41,284)	$879,636

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,337	$79,470
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables, net	(165,723)	(112,508)
Depreciation	14,471	11,147
Amortization of intangibles	16,490	16,474
Change in excess inventory reserve	2,058	808
Amortization of premium and discount on investments, net	(229)	(4,293)
Stock-based compensation to employees	22,846	19,807
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,052	1,133
Deferred income tax expense (benefit)	4,226	(2,242)
Retirement plan expense	6,676	4,242
Decrease (increase) in assets:
Accounts receivable	(13,974)	(38,898)
Inventory	(31,952)	(20,953)
Other current assets	(13,626)	(2,854)
Other assets	(33,540)	(8,721)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,311)	(19,633)
Other current liabilities	(1,429)	(806)
Deferred revenue	160,021	144,200
Other liabilities	31,933	9,454
Net cash provided by operating activities	134,326	75,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,496)	(19,213)
Purchases of intangibles	(394)	(25)
Purchases of investments	(272,340)	(604,153)
Proceeds from sale and maturity of investments	115,240	613,310
Net cash used in investing activities	(186,990)	(10,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,136	869
Payment of withholding taxes related to stock-based compensation to employees	(14,880)	(14,293)
Cash dividends paid	(28,447)	(21,329)
Net cash used in financing activities	(42,191)	(34,753)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(94,855)	30,993
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	630,012	131,627
CASH AND CASH EQUIVALENTS, END OF PERIOD	$535,157	$162,620
The following non-cash activities occurred:
Unrealized (loss) gain on available-for-sale securities	$(39)	$451
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(1,849)	(892)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2021, the Company had no leases that qualified as financing arrangements.

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

In 2016, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company supplies phosphorescent OLED materials to Tianma for use in its licensed products. In 2021, the parties extended the terms of both the patent license and material purchase agreements for an additional multi-year-term.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
September 30, 2021
Cash accounts in banking institutions	$222,833	$—	$—	$222,833
Money market accounts	17,339	—	—	17,339
U.S. Government bonds	294,988	—	(3)	294,985
	$535,160	$—	$(3)	$535,157
December 31, 2020
Cash accounts in banking institutions	$163,779	$—	$—	$163,779
Money market accounts	17,261	—	—	17,261
U.S. Government bonds	448,970	6	(4)	448,972
	$630,010	$6	$(4)	$630,012

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2021
Certificates of deposit	$480	$—	$—	$480
Corporate bonds	253,279	43	(16)	253,306
	$253,759	$43	$(16)	$253,786
December 31, 2020
U.S. Government bonds	$99,929	$67	$—	$99,996
	$99,929	$67	$—	$99,996

Minority Investments and Convertible Notes

The Company’s portfolio of minority investments and convertible notes consist of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the board of directors of the companies in which it invests. Minority investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of September 30, 2021, the Company had two minority investments with a total carrying value of $8.0 million accounted for as equity securities without readily determinable fair values. As of September 30, 2021, the Company had one convertible note investment with a fair value of $500,000 accounted for as an available-for-sale debt security with a level 3 fair value measurement.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$312,324	$312,324	$—	$—
Short-term investments	253,786	253,786	—	—
Convertible notes	500	—	—	500

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$466,233	$466,233	$—	$—
Short-term investments	99,996	99,996	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2021 or December 31, 2020.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$73,100	$46,843
Work-in-process	11,411	9,904
Finished goods	36,974	34,844
Inventory	$121,485	$91,591

The Company recorded an increase in inventory reserve of $1.0 million and $198,000 for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $808,000 for the nine months ended September 30, 2021 and 2020, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$2,642	$2,642
Building and improvements	74,983	53,568
Office and lab equipment	101,344	85,881
Furniture, fixtures and computer related assets	15,826	8,921
Construction-in-progress	11,155	23,594
	205,950	174,606
Less: Accumulated depreciation	(86,962)	(72,493)
Property and equipment, net	$118,988	$102,113

Depreciation expense was $5.3 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively, and $14.5 million and $11.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	462
	223,303	223,303
Less: Accumulated amortization	(168,489)	(153,050)
Acquired technology, net	$54,814	$70,253

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended September 30, 2021 and 2020, and $15.4 million for both nine-month periods ended September 30, 2021 and 2020. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $5.1 million for the three months ending December 31, 2021, $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in the years ending December 31, 2024 and 2025 and $5.0 million in total thereafter.

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

At September 30, 2021, these other intangible assets consist of the following (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(4,743)	$5,777
Developed IP, processes and recipes	4,820	(1,668)	3,152
Trade name/Trademarks	1,500	(780)	720
Other	394	(15)	379
Total identifiable other intangible assets	$17,234	$(7,206)	$10,028

Amortization expense related to other intangible assets was $358,000 and $348,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $358,000 for the three months ending December 31, 2021, $1.4 million for each of the next four fiscal years (2022 – 2025) and $4.0 million in total thereafter.

8. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2021, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,163	$537	$2,536	$1,609
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$16,103	$—	$26,174	$—

The increase in right-of-use assets obtained in exchange for lease obligations for the three and nine months ended September 30, 2021 was primarily due to the commencement of the operating lease related to expansion of the Adesis research facilities in Wilmington, Delaware.

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	September 30, 2021	December 31, 2020
Right-of-use assets	$31,627	$8,750
Short-term lease liabilities	3,111	1,871
Long-term lease liabilities	28,516	6,879

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2021
Weighted average remaining lease term (in years)	8.8
Weighted average discount rate	2.8%

As of September 30, 2021, current operating leases had remaining terms between eleven months and ten years with options to extend the lease terms.

Undiscounted future minimum lease payments as of September 30, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2021 (1)	$771
2022	4,111
2023	4,032
2024	3,980
2025	4,022
Thereafter	18,656
Total lease payments	35,572
Less: Imputed interest	(3,945)
Present value of lease payments	$31,627

(1)
Scheduled maturities of lease liabilities represent the period from October 1, 2021 to December 31, 2021.

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

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), Princeton and USC granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by Princeton and USC for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products. The Company recorded royalty expense in connection with this agreement of $258,000 and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and $519,000 and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively. The decline in the royalty expense was primarily due to the expiration of patents relating to the licensed products, as specified in the 1997 Amended License Agreement.

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

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of September 30, 2021, the Company was obligated to pay USC up to $4.5 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $384,000 and $309,000 for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $890,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three or nine months ended September 30, 2021 or 2020.

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

The Company recorded research and development expense of $789,000 and $821,000 for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of September 30, 2021, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of September 30, 2021, the Company had issued 49,060,909 shares of common stock, of which 47,695,261 were outstanding. During the three and nine months ended September 30, 2021 and 2020, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the nine months ended September 30, 2021 and 2020, the Company granted a total of 1,400 and 1,926 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2020 and 2019, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

Dividends

During the three months ended September 30, 2021, the Company declared and paid cash dividends of $0.20 per share, or $9.5 million, and during the nine months ended September 30, 2021, the Company declared and paid cash dividends of $0.60 per share, or $28.5 million, on the Company’s outstanding common stock.

On November 1, 2021, the Company’s Board of Directors declared a fourth quarter dividend of $0.20 per share to be paid on December 30, 2021 to all shareholders of record of the Company’s common stock as of the close of business on December 16, 2021. All future dividends will be subject to the approval of the Company’s Board of Directors.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive loss before reclassification	(35)	—	(224)	(259)
Reclassification to net income (1)	—	3,522	—	3,522	Selling, general and administrative, research and development and cost of sales
Change during period	(35)	3,522	(224)	3,263
Balance September 30, 2021, net of tax	$56	$(32,553)	$(259)	$(32,756)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2019, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive gain (loss) before reclassification	342	—	(29)	313
Reclassification to net income (1)	—	1,917	—	1,917	Selling, general and administrative, research and development and cost of sales
Change during period	342	1,917	(29)	2,230
Balance September 30, 2020, net of tax	$533	$(15,250)	$(50)	$(14,767)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $3.5 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)
Refer to Note 14: Supplemental Executive Retirement Plan.

13. STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through September 30, 2021, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2021, there were 1,794,738 shares that remained available to be granted under the Equity Compensation Plan.

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

During the nine months ended September 30, 2021, the Company granted 132,473 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $28.3 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2021 and 2020, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.8 million and $3.4 million, respectively, research and development expense of $1.3 million and $1.2 million, respectively, and cost of sales of $598,000 and $526,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $11.4 million and $10.4 million, respectively, research and development expense of $3.9 million and $3.2 million, respectively, and cost of sales of $1.9 million and $1.4 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2021 and 2020, 8,525 and 7,199 shares, respectively, with aggregate fair values of $1.9 million and $1.1 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2021 and 2020, 69,352 and 86,005 shares, respectively, with aggregate fair values of $14.0 million and $12.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended September 30, 2021 and 2020, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $48,000 and $123,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $160,000 and $235,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months September 30, 2021 and 2020, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $300,000 and $301,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $891,000 and $897,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 4,062 and 4,842 shares, respectively, during the nine months ended September 30, 2021 and 2020.

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

During the nine months ended September 30, 2021, the Company granted 74,086 performance units, of which 39,291 units are subject to performance-based vesting requirements and 34,795 units are subject to market-based vesting requirements, and which will vest over the terms described below. The grant date fair value of the performance unit awards granted was $16.5 million for the nine months ended September 30, 2021, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the three months ended September 30, 2021 and 2020, the Company recorded selling, general and administrative expense of $1.8 million and $1.2 million, respectively, research and development expense of $476,000 and $323,000, respectively, and cost of sales of $292,000 and $196,000, respectively, related to performance units. For the nine months ended September 30, 2021 and 2020, the Company recorded selling, general and administrative expense of $3.8 million and $3.2 million, respectively, research and development expense of $1.0 million and $826,000, respectively, and cost of sales of $624,000 and $491,000, respectively, related to performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2021 and 2020, 3,881 and 12,877 shares, respectively, with an aggregate fair value of $875,000 and $1.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2021 and 2020, the Company issued 6,508 and 7,702 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.1 million and $869,000, respectively.

For the three months ended September 30, 2021 and 2020, the Company recorded charges of $20,000 and $21,000, respectively, to selling, general and administrative expense, $46,000 and $34,000, respectively, to research and development expense, and $25,000 and $29,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2021 and 2020, the Company recorded charges of $78,000 and $81,000, respectively, to selling, general and administrative expense, $140,000 and $107,000, respectively, to research and development expense, and $86,000 and $85,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

14. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2021, there were seven participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$419	$273	$1,276	$819
Interest cost	291	321	874	963
Amortization of prior service cost	275	275	824	824
Amortization of loss	1,234	545	3,702	1,636
Total net periodic benefit cost	$2,219	$1,414	$6,676	$4,242

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 10) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2021 and December 31, 2020, the Company had purchase commitments for inventory of $28.4 million and $13.7 million, respectively.

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

16. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2021	2020	2021	2020	September 30, 2021
A	50%	41%	46%	38%	$10,129
B	27%	28%	25%	28%	$23,786
C	7%	14%	14%	17%	$33,520

Revenues from outside of North America represented approximately 97% of consolidated revenue for both three-month periods ended September 30, 2021 and 2020, and approximately 97% and 96% for the nine months ended September 30, 2021 and 2020, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2021	2020	2021	2020
South Korea	$95,741	$66,667	$250,040	$167,154
China	41,323	43,569	138,135	101,911
Japan	1,911	2,279	5,227	6,263
Other non-U.S. locations	537	663	2,257	1,475
Total non-U.S. locations	139,512	113,178	395,659	276,803
United States	4,106	3,901	11,619	10,521
Total revenue	$143,618	$117,079	$407,278	$287,324

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$109,461	$93,230
Other	9,527	8,883
Total long-lived assets	$118,988	$102,113

Substantially all chemical materials were purchased from one supplier. See Note 10.

17. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 20.2% and 18.5% for the three months ended September 30, 2021 and 2020, respectively, and 19.4% and 17.9% for the nine months ended September 30, 2021 and 2020, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to the benefit of income taxed in foreign jurisdictions partially offset by nondeductible employee compensation and U.S. international tax (GILTI and Subpart F). The Company recorded an income tax expense of $11.7 million and $9.2 million for the three months ended September 30, 2021 and 2020, respectively, and $33.4 million and $17.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that the applicable law and interpretation of the Korea-U.S. Tax Treaty were clear that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax. Based on this decision, in October 2021, a tax refund request on behalf of Universal Display Corporation was filed with the Korean National Tax Service (KNTS) for over-withheld taxes from 2018 to the second quarter of 2021. The Company has been advised by a leading Korean law firm that there is a more-likely-than-not chance of success. As a result, as of September 30, 2021 and December 31, 2020, the Company has recorded a long-term asset of $49.9 million and $40.1 million, respectively, representing the allocation of withholding to non-Korean patents and a long-term liability of $42.5 million and $32.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure which was accepted by the KNTS on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the September 30, 2021 and December 31, 2020 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlying intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of September 30, 2021 and December 31, 2020. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue and the ruling was affirmed by the Korean High Court in August 2021. However, the KNTS has decided to appeal the ruling to the Korean Supreme Court.

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

For both three-month periods ended September 30, 2021 and 2020, the Company recorded 97% of its revenue from OLED related sales, and 3% from the providing of services through Adesis, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded 97% and 96% of its revenue from OLED related sales, respectively, and 3% and 4% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2021
Accounts receivable	$96,235
Short-term unbilled receivables	27,491
Long-term unbilled receivables	—
Short-term deferred revenue	123,475
Long-term deferred revenue	43,458

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at September 30, 2021 will be recognized as materials are shipped to customers over the remaining contract periods. As of September 30, 2021, the Company had $11.8 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Nine Months Ended September 30, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue, net	—	145,535
Increases due to cash received	—	(160,021)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	9,854
Unbilled receivables recorded, net	24,209
Transferred to receivables from unbilled receivables	(7,147)	—
Net change	17,062	(4,632)
Balance at September 30, 2021	$27,491	$(166,933)

	Nine Months Ended September 30, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue, net	—	97,556
Increases due to cash received	—	(144,200)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	1,458
Unbilled receivables recorded, net	13,494	—
Net change	13,494	(45,186)
Balance at September 30, 2020	$14,856	$(190,048)

Unbilled receivables increased by $17.1 million during the nine months ended September 30, 2021 primarily due to a contractual amendment with an existing customer that revised the payment terms of royalty consideration in which the minimum royalty payment amount due is known prior to a fiscal period end, but ancillary supporting billing information is delayed, necessitating postponement of the issuance of the invoice until such ancillary information has been confirmed. As such, payments due the Company are recorded as an unbilled receivable as opposed to accounts receivable until the final customer invoice can be generated. There was no impact on the ASC 606 revenue recognition process which requires periodic updating of estimated total contract consideration which is then allocated based on the total material sales anticipated over the life of the individual contracts.

Cumulative catch-up adjustment arising from changes in estimates of transaction price, net increased $9.9 million during the nine months ended September 30, 2021 as compared to $1.5 million during the nine months ended September 30, 2020. The increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net was primarily due to a reduction in the forecast of emitters to be procured over the contract life by one of the Company's customers that resulted from a change in their near-term production needs, as well as improved forecasted royalty consideration resulting from higher levels of current and anticipated customer sales of OLED products.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$46,109	$40,500	$138,337	$79,470
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(255)	(277)	(857)	(613)
Adjusted net income	$45,854	$40,223	$137,480	$78,857
Denominator:
Weighted average common shares outstanding – Basic	47,291,192	47,227,061	47,286,927	47,182,625
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	400	339	769	1,263
Restricted stock awards and units and performance units	70,983	32,931	67,887	28,772
Weighted average common shares outstanding – Diluted	47,362,575	47,260,331	47,355,583	47,212,660
Net income per common share:
Basic	$0.97	$0.85	$2.91	$1.67
Diluted	$0.97	$0.85	$2.90	$1.67

For both three-month and nine-month periods ended September 30, 2021 and 2020, there were no unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the license agreement, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on Tianma’s sales of licensed products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products. In 2021, we mutually agreed to extend the terms of both the patent license and material purchase agreements for an additional multi-year term.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2021, Adesis employed a team of 118 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp) was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the

OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary phosphorescent organic light-emitting diode (PHOLED) materials and technologies.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact in the three and nine months ended September 30, 2021. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on our results of operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted for at least the fourth quarter of 2021, including as a result of:

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
REVENUE:
Material sales	$75,609	$68,709	$6,900
Royalty and license fees	63,939	44,550	19,389
Contract research services	4,070	3,820	250
Total revenue	143,618	117,079	26,539
COST OF SALES	31,481	23,378	8,103
Gross margin	112,137	93,701	18,436
OPERATING EXPENSES:
Research and development	25,327	20,814	4,513
Selling, general and administrative	20,960	13,579	7,381
Amortization of acquired technology and other intangible assets	5,505	5,494	11
Patent costs	2,359	2,095	264
Royalty and license expense	258	3,293	(3,035)
Total operating expenses	54,409	45,275	9,134
OPERATING INCOME	57,728	48,426	9,302
Interest income, net	137	1,029	(892)
Other (loss) income, net	(102)	262	(364)
Interest and other income, net	35	1,291	(1,256)
INCOME BEFORE INCOME TAXES	57,763	49,717	8,046
INCOME TAX EXPENSE	(11,654)	(9,217)	(2,437)
NET INCOME	$46,109	$40,500	$5,609

Revenue

Our total material sales were $75.6 million for the three months ended September 30, 2021, as compared to $68.7 million for the three months ended September 30, 2020, an increase of 10% with a commensurate increase in unit material volume of 20%. The increase in material sales was due to strengthened demand for OLED products utilizing our emitter material.

•
Green emitter sales for the three months ended September 30, 2021, which include our yellow-green emitters, were $57.8 million as compared to $52.9 million for the three months ended September 30, 2020, with unit material volumes increasing by 22%.
•
Red emitter sales for the three months ended September 30, 2021 were $17.7 million as compared to $15.2 million for the three months ended September 30, 2020, with unit material volumes increasing by 11%.

Revenue from royalty and license fees was $63.9 million for the three months ended September 30, 2021 as compared to $44.6 million for the three months ended September 30, 2020, an increase of 44%. This increase was primarily due to an overall strengthening of our customers’ sales of royalty-bearing OLED licensed products. In addition, there was an increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net arising from a reduction in the forecast of emitters to be procured over the contract life by one of our customers that resulted from a change in their near-term production needs, as well as improved forecasted royalty consideration resulting from higher levels of current and anticipated customer sales of OLED products.

Contract research services revenue was $4.1 million for the three months ended September 30, 2021 as compared to $3.8 million for the three months ended September 30, 2020, an increase of 7%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended September 30, 2021 increased by $8.1 million as compared to the three months ended September 30, 2020, primarily due to an increase in the level of material sales. Included in the cost of sales for the three months ended September 30, 2021 and 2020 was an increase in inventory reserve of $1.0 million and $198,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the three months ended September 30, 2021 increased by $23.8 million as compared to the three months ended September 30, 2020, with gross margin as a percentage of revenue decreasing to 78% from 80%. The decrease in gross margin as a percentage of revenue was primarily due to the increase in costs associated with the introduction of new red and green emitters to our customers.

Research and development

Research and development expenses increased to $25.3 million for the three months ended September 30, 2021, as compared to $20.8 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $21.0 million for the three months ended September 30, 2021, as compared to $13.6 million for the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses, increased pre-production costs associated with the new manufacturing facility in Shannon, Ireland, as well as an increase in depreciation expenses resulting from corporate expansion.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both three-month periods ended September 30, 2021 and 2020.

Patent costs

Patent costs increased to $2.4 million for the three months ended September 30, 2021, as compared to $2.1 million for the three months ended September 30, 2020. The results in the current quarter reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $258,000 for the three months ended September 30, 2021, as compared to $3.3 million for the three months ended September 30, 2020. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other (loss) income, net

Interest income, net was $137,000 for the three months ended September 30, 2021, as compared to $1.0 million for the three months ended September 30, 2020. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2020. Other (loss) income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $102,000 for the three months ended September 30, 2021 as compared to other income, net of $262,000 for the three months ended September 30, 2020.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 20.2% and 18.5% for the three months ended September 30, 2021 and 2020, respectively, and we recorded income tax expense of $11.7 million and $9.2 million, respectively, for those periods.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
REVENUE:
Material sales	$232,855	$167,211	$65,644
Royalty and license fees	163,037	110,008	53,029
Contract research services	11,386	10,105	1,281
Total revenue	407,278	287,324	119,954
COST OF SALES	82,748	58,480	24,268
Gross margin	324,530	228,844	95,686
OPERATING EXPENSES:
Research and development	72,733	61,708	11,025
Selling, general and administrative	57,603	45,129	12,474
Amortization of acquired technology and other intangible assets	16,490	16,474	16
Patent costs	6,003	5,591	412
Royalty and license expense	519	8,195	(7,676)
Total operating expenses	153,348	137,097	16,251
OPERATING INCOME	171,182	91,747	79,435
Interest income, net	345	4,444	(4,099)
Other income, net	178	634	(456)
Interest and other income, net	523	5,078	(4,555)
INCOME BEFORE INCOME TAXES	171,705	96,825	74,880
INCOME TAX EXPENSE	(33,368)	(17,355)	(16,013)
NET INCOME	$138,337	$79,470	$58,867

Revenue

Our total material sales were $232.9 million for the nine months ended September 30, 2021, as compared to $167.2 million for the nine months ended September 30, 2020, an increase of 39% with a commensurate increase in unit material volume of 41%. The increase in material sales was due to the recovery in sales that were adversely impacted due to the COVID-19 pandemic during the nine months ended September 30, 2020, as well as strengthened demand for OLED products utilizing our emitter material. Even though we believe we have experienced the worst effects of the COVID-19 pandemic, we remain uncertain as to the possibility of its re-emergence and corresponding negative impact on OLED market demand.

•
Green emitter sales for the nine months ended September 30, 2021, which include our yellow-green emitters, were $176.2 million as compared to $129.6 million for the nine months ended September 30, 2020, with unit material volumes increasing by 41%.
•
Red emitter sales for the nine months ended September 30, 2021 were $56.3 million as compared to $36.6 million for the nine months ended September 30, 2020, with unit material volumes increasing by 42%.

Revenue from royalty and license fees was $163.0 million for the nine months ended September 30, 2021 as compared to $110.0 million for the nine months ended September 30, 2020, an increase of 48%. This increase was due primarily to an overall strengthening of our customers’ sales of royalty-bearing OLED licensed products. In addition, there was an increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net arising from a reduction in the forecast of emitters to be procured over the contract life by one of our customers that resulted from a change in their near-term production needs, as well as improved forecasted royalty consideration resulting from higher levels of current and anticipated customer sales of OLED products.

Contract research services revenue was $11.4 million for the nine months ended September 30, 2021 as compared to $10.1 million for the nine months ended September 30, 2020, an increase of 13%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the nine months ended September 30, 2021 increased by $24.3 million as compared to the nine months ended September 30, 2020, primarily due to an increase in the level of material sales. Included in the cost of sales for the nine months ended September 30, 2021 and 2020 was an increase in inventory reserve of $2.1 million and $808,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the nine months ended September 30, 2021 increased by $95.7 million as compared to the nine months ended September 30, 2020, with gross margin as a percentage of revenue remaining stable at 80%.

Research and development

Research and development expenses increased to $72.7 million for the nine months ended September 30, 2021, as compared to $61.7 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $57.6 million for the nine months ended September 30, 2021, as compared to $45.1 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses, increased pre-production costs associated with the new manufacturing facility in Shannon, Ireland, as well as an increase in depreciation expenses resulting from corporate expansion.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $16.5 million for both nine-month periods ended September 30, 2021 and 2020.

Patent costs

Patent costs increased to $6.0 million for the nine months ended September 30, 2021, as compared to $5.6 million for the nine months ended September 30, 2020. The results in the current year reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $519,000 for the nine months ended September 30, 2021, as compared to $8.2 million for the nine months ended September 30, 2020. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 9 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $345,000 for the nine months ended September 30, 2021, as compared to $4.4 million for the nine months ended September 30, 2020. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current year over bond yields on available-for-sale investments held in the comparable period in 2020. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $178,000 for the nine months ended September 30, 2021 as compared to $634,000 for the nine months ended September 30, 2020.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 19.4% and 17.9% for the nine months ended September 30, 2021 and 2020, respectively, and we recorded income tax expense of $33.4 million and $17.4 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and our short-term investments. As of September 30, 2021, we had cash and cash equivalents of $535.1 million and short-term investments of $253.8 million, for a total of $788.9 million. This compares to cash and cash equivalents of $630.0 million and short-term investments of $100.0 million, for a total of $730.0 million, as of December 31, 2020.

Cash provided by operating activities for the nine months ended September 30, 2021 was $134.3 million resulting from $138.3 million of net income and $94.1 million due to changes in our operating assets and liabilities, partially offset by a $98.1 million reduction due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $160.0 million and an increase in other liabilities of $30.5 million, partially offset by an increase in other assets of $47.1 million, an increase in inventory of $32.0 million, an increase in accounts receivable of $14.0 million and a decrease in accounts payable and accrued expenses of $3.3 million.

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

Cash used in investing activities was $187.0 million for the nine months ended September 30, 2021, as compared to $10.1 million for the nine months ended September 30, 2020. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $157.1 million for the nine months ended September 30, 2021, as compared to net sales of $9.1 million for the nine months ended September 30, 2020, and an increase in purchases of intangibles and property, plant and equipment of $10.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in property, plant and equipment purchases during 2021 was primarily due to improvements to our Ewing facilities in New Jersey.

Cash used in financing activities was $42.2 million for the nine months ended September 30, 2021, as compared to $34.8 million for the nine months ended September 30, 2020. The increase was due to an increase in the cash payment of dividends in the current year of $7.1 million and an increase in the payment of withholding taxes related to stock-based compensation to employees of $587,000, partially offset by an increase in proceeds from the issuance of common stock of $267,000.

Working capital was $874.9 million as of September 30, 2021, as compared to $759.6 million as of December 31, 2020. The increase was primarily due to an increase in short-term investments, an increase in inventory and an increase in other current assets, partially offset by a decrease in cash and cash equivalents.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: November 4, 2021	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary