Form 10-K
period 2021-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2022-02-23
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 1-12031

UNIVERSAL DISPLAY CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2372688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Phillips Boulevard, Ewing, New Jersey	08618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 671-0980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	OLED	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market as of June 30, 2021, was $9,594,897,936. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 21, 2022, the registrant had outstanding 48,496,383 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than May 2, 2022 (the first business day after the 120th day following the end of the registrant's fiscal year), are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Philadelphia, PA, USA

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
•
our exposure to and ability to defend against third-party claims and challenges to our existing and future intellectual property rights;
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
•
the comparative advantages and disadvantages of our OLED technologies and materials versus existing and future competing technologies and materials;
•
the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials;
•
our ability to acquire and supply OLED materials and technologies at cost competitive pricing;
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

PART I

ITEM 1. BUSINESS

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR), portable media device and automotive markets. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership, our current intellectual property position, and our more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable us to continue to share in the revenues from OLED displays and lighting products as they gain wider acceptance.

Our primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers for display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and either license or otherwise commercialize our proprietary OLED material, device design and manufacturing technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 5,500 patents issued and pending worldwide.

We manufacture and sell our proprietary OLED materials to customers for evaluation and use in commercial OLED products. We also enter into agreements with manufacturers of OLED display and lighting products under which we grant them licenses to practice under our patents and to use our proprietary know-how. At the same time, we work with these and other companies that are evaluating our OLED material, device design and manufacturing technologies for possible use in commercial OLED display and lighting products.

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

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current LEDs are very small in size (about one square millimeter) and are extremely bright. Having been developed about 25 years before OLEDs, LEDs are already widely employed in a variety of lighting products, such as traffic lights, digital signage and billboards, replacements for incandescent lighting, backlights for smartphones, computer monitors and televisions, and as border or accent lighting. However, most commercial LED offerings are characterized by high operating temperatures and intense brightness which may make them less desirable for many lighting applications.

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

Technology Leadership

We are a recognized technology leader in the OLED industry. We, along with world-class academic partners, pioneered the development of our UniversalPHOLED® phosphorescent OLED technologies, which can be used to produce OLEDs that are up to four times more efficient than fluorescent OLEDs and significantly more efficient than current LCDs, which are illuminated using backlights. We believe that our PHOLED technologies and materials will continue to be well-suited for industry usage in the commercial production of OLED displays and lighting products.

Through our internal, innovative research, which has produced the majority of our most critical commercial technologies, our relationships with supplier companies, such as PPG Industries, Inc. (PPG), and our existing and new academic partners, we believe that we can continue to advance the technology we have already developed and commercialized, and that we will continue to discover and develop other important OLED technologies, as well as novel OLED materials, that will facilitate further adoption of our various OLED technologies by product manufacturers. To this end, we operate two state-of-the-art laboratories, or Application Centers, near our larger customers in the Asia-Pacific region. These Application Centers have provided us and our customers with the ability to more quickly evaluate, develop and bring to market our newest OLED materials and technologies. We also are committing significant resources to further the development of next-generation emissive layer technologies and dry printing technologies such as organic vapor jet printing (OVJP).

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

Through our internal development efforts, acquisitions, and long-standing relationships with academic partners, research institutions and product manufacturers, we own, exclusively license or have the sole right to sublicense more than 5,500 patents issued and pending worldwide. We continue to enhance and grow our OLED technology and materials patent portfolio organically through internal research and development, partnering with third parties, and by acquisition. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

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

In 2021, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox), Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT), Shenzhen Royale Display Technologies Co. Ltd., Japan Display, Inc., Sharp Corporation, and AU Optronics Corporation (AU Optronics). Other licensed customers of our technology in 2021 included Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

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

Experienced Management and Scientific Advisory Team

Our management team has significant experience in developing business models focused on licensing disruptive technologies in high growth industries. The team has strong relationships with, and deep understandings of, our customers and their needs, the commercial marketplace and the OLED industry on the whole. We believe our management team’s experience and long-standing relationships are important to maintaining good and accommodating working relationships with our customers, particularly when we are confronted with challenging technical, regulatory and trade issues given our international reach. In addition, we employ and contract with some of the leading researchers in the industry, and we maintain a long-standing Scientific Advisory Board that includes industry pioneers, namely Professor Stephen R. Forrest of the University of Michigan (Michigan) and Professor Mark E. Thompson of the University of Southern California (USC).

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

Enhance Our Existing Portfolio of PHOLED Technologies and Materials

We believe that a strong portfolio of proprietary OLED technologies and materials for both displays and lighting products is critical to our continued success, particularly as the utilization of PHOLED technologies and materials expands in the marketplace. Consequently, we are continually seeking to expand this portfolio through our internal development efforts, our collaborative relationships with existing and new academic and other research partners, and other strategic opportunities, such as funding early-stage startup companies whose technology may be synergistic to ours. Since the acquisition of the early fundamental research developed by our initial academic partners in the late 1990’s, one of our primary goals has been and continues to be the development of new and improved PHOLED technologies and materials with increased efficiencies, enhanced color gamut and extended lifetimes, which are compatible with different manufacturing methods, so that they can be used by various manufacturers in a broad array of OLED display and lighting products.

Develop Next-Generation Organic Technologies

We continue to conduct research and development activities relating to next-generation OLED technologies for both displays and lighting products, including next generation emissive layer technologies and dry printing technologies such as OVJP, which we discuss in more detail below. We also are funding research by existing and new academic partners and research institutions on the use of OLED related technologies in other applications. Our focus on next-generation technologies is designed to enable us to maintain our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

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

Most manufacturers of displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan, China and Hong Kong, as well as a representative office in Taiwan. In 2019, we also completed the construction of new Application Centers in Hong Kong and Seoul, Korea, which allow our Asia-based display manufacturers to evaluate our technology more quickly and incorporate the technology into their commercial designs. Our wholly-owned subsidiary formed under the laws of the Republic of Ireland, UDC Ireland Ltd. (UDC Ireland), is responsible for all material sales worldwide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

In 2021, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, each of which had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2021, we continued our commercial supply relationships with companies such as BOE, LG Display, SDC, Tianma, CSOT and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

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

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In 2019, we installed a new red-green-blue OVJP pilot tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan. In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary OVJP technology. As of December 31, 2021, OVJP employed a team of 25 research, mechanical, electrical and software engineers and laboratory technicians. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

Relationships with OLED Display Manufacturers

We license our OLED technologies and patents to display manufacturers for use in commercial products and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes. We have been collaborating with some of these display manufacturers for over 20 years.

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

The 2011 license and purchase agreements with SDC expired on December 31, 2017, and on February 13, 2018, we entered into new patent license and supplemental purchase agreements, both with an effective date of January 1, 2018. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2022 with an additional two-year extension option. Under these agreements, we are being paid a license fee, payable in quarterly installments over the agreement term of five years. These agreements convey to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. The 2018 supplemental purchase agreement provides for minimum annual purchase obligations of phosphorescent emitter material from us for use in the manufacture of licensed products. The minimum commitment is subject to SDC's requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. SDC is currently the largest manufacturer of AMOLED displays for smartphones and other personal electronic devices and produces displays for a number of different smartphone and electronic device manufacturers.

We have been working with LG Display and its affiliates for over 15 years. In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display which were effective as of January 1, 2015 and superseded the existing 2007 commercial supply agreement between the parties. The new agreements were set to expire by the end of 2022. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license agreement calls for license fees, prepaid royalties and running royalties on licensed products. The agreements include customary provisions relating to warranties, indemnities, confidentiality, assignability and business terms. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue to be generated under the patent license agreement. We generate revenue under these agreements that are predominantly tied to LG Display’s sales of OLED licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials.

In 2021, we entered into amendments of the 2015 OLED patent license agreement and the 2015 OLED commercial supply agreement with LG Display, which amendments were effective as of January 1, 2021. The amended agreements included a term extension and are set to expire by the end of 2025. LG Display is currently the largest manufacturer of AMOLED displays for large-area televisions and produces display panels for a number of different television manufacturers.

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

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox. Under the license agreement, we have granted certain of Visionox's affiliates a non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we supply phosphorescent OLED materials to Visionox for use in its licensed products. On April 22, 2021, we announced an extension of the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. These materials are produced in batch quantities by PPG to our exacting product specifications using our manufacturing process and know-how. We qualify each batch of emitters at our device qualification facilities to ensure that they meet required specifications, and we store qualified product inventory for delivery to our customers. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2021, our OLED materials business received recertification in accordance with ISO 9001:2015 Quality Management Systems. In 2021, UDC’s Ewing, NJ facility also received certification in accordance with ISO 14001:2015 Environmental Management Systems. In 2021, UDC’s Ewing, NJ facility received certification in accordance with ISO 45001:2018 Occupational Health and Safety Management Systems.

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which, by amendment in February 2021, continues through December 31, 2024 and thereafter is automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

In February 2021, we entered into an amendment to the PPG agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to UDC Ireland at our new manufacturing site in Shannon, Ireland, currently being leased by a wholly-owned subsidiary of UDC Ireland, OLED Material Manufacturing Limited (OMM), for the production of OLED materials. Facility improvements and regulatory improvements are expected to be completed and operations are scheduled to commence by mid-year 2022. As with the initial agreement with PPG, we will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2021. Most of these relationships are focused on combining our proprietary PHOLED emitters with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitter products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our emitter and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

Research and Development

Our research and development activities are focused on the advancement of our OLED technologies and materials for displays, lighting and other applications. We conduct this research and development primarily internally and also through various relationships with commercial business partners, academic partners, and research institutions. Our venture capital company, UDC Ventures LLC, continues to seek to invest in companies that we believe are developing synergistic or complementary technologies to ours.

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

Application Centers

In addition to our laboratory facilities in Ewing, New Jersey, in 2019 we completed the construction of new, leased, Application Centers in Hong Kong and Seoul, Korea. These centers, which include state-of-the-art OLED laboratories, better assist our Asia-based customers in their timely evaluation and adoption of our proprietary PHOLED materials, know-how and technologies in their respective PHOLED designs.

Our Contract Research Organization Business: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis). Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware and another, leased, over 30,700 square foot facility in Wilmington, Delaware. As of December 31, 2021, Adesis employed a team of 135 research scientists, chemists, engineers and laboratory technicians.

Although we expect to continue to utilize the majority of its technology research capacity for the benefit of our OLED technology development, Adesis is expected to continue operating as a CRO in the above-mentioned industries.

University-Sponsored Research

Original Academic Partners

We have long-standing relationships with Princeton University (Princeton) and USC for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research, subject to an agreement entered into by the parties (as amended, the 1997 Amended License Agreement), generated many of the original fundamental PHOLED concepts and underlying patents that we commercialized, and had been performed at Princeton under the direction of Professor Forrest and at USC under the direction of Professor Thompson. In 2006, Professor Forrest transferred to Michigan, where we continue to fund his research.

Since 2006, in connection with Dr. Forrest’s transfer, we entered into a new sponsored research agreement with USC under which we are funding organic electronics research being conducted by Drs. Forrest and Thompson (the 2006 Research Agreement). Work by Professor Forrest is being funded through a subcontract between USC and Michigan.

The 2006 Research Agreement extends through April 2023 with an option to further extend for an additional two years. We make payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2021, we were obligated to pay USC up to $4.3 million for work to be performed during the remaining extended term.

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

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes more than 5,500 U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

Our Patents

Our research and development activities, conducted both internally and through collaborative programs with third parties, have resulted in our filing of a substantial number of patent applications relating to our OLED technologies and materials. These patents that we own represent, among other things, innovations beyond the original fundamental PHOLED conceptual patents that we license from our university research partners, described below. Although many of these licensed fundamental conceptual patents have expired, our internal research efforts include essential innovations that have generated commercially viable implementations of the original PHOLED concepts and patents.

As of December 31, 2021, we owned more than 5,000 unexpired issued patents and pending patent applications around the world in addition to the hundreds of patents and patent applications we exclusively license from our research partners, as discussed below.

Patents We License from Research Partners

We exclusively license patent rights from a number of university research partners. Generally, we sponsor scientific researchers at universities to undertake pre-defined research programs, and in exchange we receive license rights to patents that may be developed under the programs. As part of these programs, we may provide compensation in the form of support for research program-related activities, reimbursement for patent related costs, as well as providing for some forms of licensing and/or sublicensing fees for licensed technology that is commercialized by us or our customers. We have expanded our sponsored research programs over the past 10 years to include additional scientific researchers at a number of different institutions that we believe can provide breakthroughs in promising new fields of research that may benefit the OLED marketplace. As of December 31, 2021, the patent rights we exclusively license from all our university research partners included more than 650 issued patents and pending patent applications in jurisdictions around the world. Under our university patent license agreements, we are generally free to sublicense to third parties all or any portion of the licensed patent rights for the life of the licensed patents, though our rights are subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

As part of our university license agreements, we may be required to compensate the universities to the extent we, or our sublicensees, utilize the licensed technology in commercial products. Under the 1997 Amended License Agreement we are required to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed patents used by our sublicensees. Princeton shares portions of these royalties with USC and Michigan under their inter-institutional agreements. We owed royalties under the 1997 Amended License Agreement with Princeton of $691,000 for 2021.

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

Human Capital

As of December 31, 2021, we had 409 active full-time employees and eight part-time employees, none of whom are unionized. Of these employees, 298 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

The COVID-19 pandemic continues to impact lives and businesses around the world. We have taken proactive steps to help protect the health and safety of our employees and maintain business continuity. We have required our workforce to be vaccinated, and a significant majority of our office workers continue to work on a hybrid schedule. Within our production and office areas we have established a number of safety protocols, including face covering and physical distance requirements, enhanced cleaning, encouraging daily self-health checks, and mandatory temperature screening stations managed by health professionals. We have also implemented a coronavirus testing protocol in certain of our offices where the incidence of COVID outbreaks may impact critical operations. As part of that reporting process, we have developed a robust contact tracing program to identify employees who were in close contact with any ill employee in the workplace. All of the actions above are overseen by a Crisis Management Working Group, a multi-functional, multi-discipline team tasked with integrating all aspects of our COVID-19 response.

Our goal is to be a diverse and inclusive company. Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. Women represent 33% of our executive management team, 22% of our leadership (Director level and above) and 23% of our total workforce, as well as 33% of our Board of Directors. We have employees from over 25 countries in our workforce, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. In 2021 our voluntary turnover rate was 11%, and we had overall employee growth rate of 16%. Additional data, including historical turnover and diversity information, as well as our corporate policies relating to our employee engagement and human capital, are updated on our website www.oled.com, and included in our annual Corporate Responsibility Report.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business was commenced in 1994 by a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed or acquired other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Limited (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan GK (2011), UDC Ireland Limited (2012), Universal Display Corporation China, Ltd. (2016), Adesis, Inc. (2016), UDC Ventures LLC (2019), OLED Material Manufacturing Limited (2020), and OVJP Corporation (2020), and we established a representative office in Taiwan (2011).

Our Compliance with Environmental Protection Laws

We are not aware of any material effects that compliance with Federal, State or local environmental protection laws or regulations will have on our business. We have not incurred substantial costs to comply with any environmental protection laws or regulations, and we do not anticipate having to do so in the foreseeable future.

Our Internet Site

Our Internet address is www.oled.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains these reports as well as proxy statements and information regarding issuers who file electronically, with the address www.sec.gov. In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, the charter for the Human Capital Committee of our Board of Directors, the charter for the Nominating & Corporate Governance Committee of our Board of Directors, our Code of Ethics & Business Conduct for Employees, our Code of Conduct for Directors, and our Corporate Governance Guidelines. We intend to make available on our website any future amendments or waivers to our Code of Ethics & Business Conduct for Employees and our Code of Conduct for Directors. The information on our Internet site is not part of this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 23, 2022:

Name	Age	Position
Sherwin I. Seligsohn	86	Founder and Chairman of the Board of Directors
Steven V. Abramson	70	President, Chief Executive Officer and Director
Sidney D. Rosenblatt	74	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Julia J. Brown	60	Executive Vice President and Chief Technical Officer
Janice K. Mahon	64	Senior Vice President of Technology Commercialization and General Manager, Commercial Sales Business
Mauro Premutico	56	Senior Vice President, Planning and General Manager, Patents and Licensing

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Sherwin I. Seligsohn is our Founder and has been the Chairman of our Board of Directors since June 1995. He also served as our Chief Executive Officer from June 1995 through December 2007, and as our President from June 1995 through May 1996. Mr. Seligsohn serves as a Director and the President and Secretary of American Biomimetics Corporation, International Multi-Media Corporation, and Wireless Unified Network Systems Corporation. He was also previously the Chairman of the Board of Directors, President and Chief Executive Officer of NanoFlex Power Corporation (formerly known as Global Photonic Energy Corporation) (NanoFlex) until April 2012, when he resigned from his positions at NanoFlex. Since that time, Mr. Seligsohn’s only relationship with NanoFlex is as a shareholder and option holder. From June 1990 to October 1991, Mr. Seligsohn was Chairman Emeritus of InterDigital Communications, Inc. (InterDigital), formerly International Mobile Machines Corporation. He founded InterDigital and from August 1972 to June 1990 served as its Chairman of the Board of Directors. Mr. Seligsohn is a member of the Industrial Advisory Board of the Princeton Institute for the Science and Technology of Materials (“PRISM”) at Princeton University.

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

Sidney D. Rosenblatt is an Executive Vice President and has been our Chief Financial Officer, Treasurer and Secretary since June 1995. He also has been a member of our Board of Directors since May 1996. Mr. Rosenblatt was the owner of S. Zitner Company from August 1990 through August 2010 and served as its President from August 1990 through December 1998. From May 1982 to August 1990, Mr. Rosenblatt served as the Senior Vice President, Chief Financial Officer and Treasurer of InterDigital. Mr. Rosenblatt is on the Board of Managers of the Overbrook School for the Blind and previously served as a member of the Board of Careers through the school’s Culinary Arts Program.

Julia J. Brown, Ph.D. became an Executive Vice President in April 2021, prior to which she served as a Senior Vice President since June 2008. She has been our Chief Technical Officer since June 2002 and joined us in June 1998 as our Vice President of Technology Development. From 1991 to 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at USC and a B.S.E.E. from Cornell University. Dr. Brown holds a number of distinguished elected awards including Fellow of the Institute of Electrical and Electronics Engineers (IEEE), Fellow of the Society of Information Display (SID), and the National Academy of Engineers (NAE).

Janice K. Mahon became our Senior Vice President, Technology Commercialization and General Manager, Commercial Sales Business in April 2021, and previously served as our Vice President of Technology Commercialization since January 1997, and General Manager of our PHOLED Material Sales Business since January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing and finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. Mahon was a member of the Board of Directors and Marketing Committee Chairperson of the OLED Association from 2009-2014.

Mauro Premutico became our Senior Vice President, Planning and General Manager, Patents and Licensing in April 2021, and previously served as our Vice President of Legal and General Manager of Patents and Licensing since April 2012. Prior to joining us, Mr. Premutico was the Managing Vice President and Chief Patent Counsel for The Walt Disney Company from 2009 to 2012, and Vice President of Intellectual Property and Associate General Counsel for Lenovo Group Ltd. from 2005 to 2009. Mr. Premutico was also Special Counsel at the law firm of Cleary, Gottlieb, Steen & Hamilton from 2002 until 2005 where he served as the co-head of the New York office’s Intellectual Property and Technology Law practice. Mr. Premutico received a J.D. from Boston University School of Law, an M.B.A. from Yale University and a B.S.E.E. from Worcester Polytechnic Institute.

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2021, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as a result of the expiration of these patents.

We have more than 5,500 issued and pending patents relating to our OLED technologies. There is no assurance that these patents and applications will not be challenged prior to their respective expirations in any of the jurisdictions in which they are utilized, or that if challenged, we will be able to secure sufficient breadth of protection, and monetary and injunctive relief for the violation of our rights to make up for the business harm resulting from such activities. Moreover, there can be no assurance that competitors will not develop or produce competing PHOLED material designs that may be outside of our existing patents. There may also be fundamental new advancements in the field of OLED technology that could enable the commercial use of older and unpatented PHOLED materials or the adoption of new OLED materials that do not require the utilization of our proprietary PHOLED materials to achieve superior performance characteristics.

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

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees and communities, we have taken proactive measures to adopt social distancing policies at all of our locations, including a hybrid work from home arrangement, reducing the number of people in our sites at any one time, and suspending employee travel. In the future, we may face closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our customers may reduce their operations, as demand for their products becomes negatively affected, which would adversely impact our revenues from these customers. As a result, we would expect our financial results to be materially adversely impacted.

In addition, consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impact of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales for our customers and may also have an impact on their development of new products.

As a result of the COVID-19 pandemic, we have implemented a hybrid work from home policy for many of our corporate employees and have established other policies, such as vaccine requirements, for certain of our employees. One or more of these policies may negatively impact productivity and cause other disruptions to our business, and have material and adverse effects on our business, financial condition and results of operations.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG currently runs through the end of 2024 and shall be automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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

The U.S. government, through various government agencies, has provided and continues to provide funding to us and university research partners for work related to certain aspects of our OLED technologies. Because we have been provided with this funding, the government has rights to any intellectual property derived from this work that could restrict our ability to market OLED products to the government for military and other applications, or to license this intellectual property to third parties for commercial applications. Moreover, if the government determines that we have not taken effective steps to achieve practical application of this intellectual property in any field of use in a reasonable time, the government could require us to license this intellectual property to other parties in that field of use. Any of these occurrences would limit our ability to obtain maximum value from our intellectual property portfolio.

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
•
announcements by us, by our licensors, customers, or our competitors of technological developments, new product applications or contractual arrangements;
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

As of February 23, 2022, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our Founder and Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Our executive officers and directors and their respective affiliates and the adult children of Sherwin Seligsohn, beneficially own, as of February 23, 2022, approximately 7.9% of the outstanding shares of our common stock. Accordingly, these individuals may, as a practical matter, be able to exert significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations. This concentration also could have the effect of delaying or preventing a change in control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices and research and development laboratories are located at 250, 300 and 375 Phillips Boulevard in Ewing, New Jersey. In 2004, we acquired the building and property at which the 375 Phillips Boulevard facility is located. During 2005, we conducted a two-stage expansion of our laboratory and office space in the building, as well as a recent expansion in 2013 and 2015. We currently occupy the entire newly expanded facility. In 2017, we acquired the building and property at which the Adesis facility is located at 27 McCullough Drive in New Castle, Delaware. In 2019, we purchased 250 and 300 Phillips Boulevard in Ewing, New Jersey, adjacent to our corporate offices. The new facilities added approximately 88,000 square feet and will allow for the expansion of research and development activities, collaboration, manufacturing logistics and other corporate functions. In 2021, we leased with an option to purchase a manufacturing facility in Shannon, Ireland for the production by PPG of our PHOLED materials.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the NASDAQ Global Select Market website under the symbol “OLED.” As of February 23, 2022, there were approximately 291 holders of record of our common stock.

During 2019, 2020 and 2021, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2016 to December 31, 2021, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2016 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/16	12/17	12/18	12/19	12/20	12/21
Universal Display Corp.	$100.00	$306.97	$166.73	$368.04	$411.96	$297.06
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
NASDAQ Electronic Components	100.00	142.31	124.99	187.76	271.08	409.17

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 6. [RESERVED]

None.

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

In 2021, we entered into amendments of the 2015 OLED patent license agreement and the 2015 OLED commercial supply agreement with LG Display, which amendments were effective as of January 1, 2021. The amended agreements included a term extension and are set to expire by the end of 2025.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2021, Adesis employed a team of 135 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based out of California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of December 31, 2021, OVJP employed a team of 25 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact during the year ended December 31, 2021. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted for at least the first half of 2022, including as a result of:

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

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow. We continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and on our financial results for the 2022 fiscal year.

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

During the year ended December 31, 2021, based on previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for the years ended December 31, 2020 and 2019, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 18, 2021.

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	(Decrease) Increase
REVENUE:
Material sales	$318,623	$229,749	$88,874
Royalty and license fees	219,032	185,054	33,978
Contract research services	15,870	14,064	1,806
Total revenue	553,525	428,867	124,658
COST OF SALES	114,991	85,478	29,513
Gross margin	438,534	343,389	95,145
OPERATING EXPENSES:
Research and development	99,673	83,894	15,779
Selling, general and administrative	80,372	61,346	19,026
Amortization of acquired technology and other intangible assets	21,994	21,969	25
Patent costs	8,160	7,529	631
Royalty and license expense	691	11,125	(10,434)
Total operating expenses	210,890	185,863	25,027
OPERATING INCOME	227,644	157,526	70,118
Interest income, net	505	5,139	(4,634)
Other income, net	98	864	(766)
Interest and other income, net	603	6,003	(5,400)
INCOME BEFORE INCOME TAXES	228,247	163,529	64,718
INCOME TAX EXPENSE	(44,034)	(30,157)	(13,877)
NET INCOME	$184,213	$133,372	$50,841

Revenue

Our total material sales were $318.6 million for the year ended December 31, 2021, as compared to $229.7 million for the year ended December 31, 2020, an increase of 39% with a commensurate increase in unit material volume of 34%. The increase in material sales was due to the recovery in sales that were adversely impacted due to the COVID-19 pandemic during the year ended December 31, 2020, as well as strengthened demand for OLED products utilizing our emitter material. Even though we believe we have experienced the worst effects of the COVID-19 pandemic, we remain uncertain as to the possibility of its re-emergence and corresponding negative impact on OLED market demand.

•
Green emitter sales for the year ended December 31, 2021, which include our yellow-green emitters, were $242.9 million as compared to $177.8 million for the year ended December 31, 2020, with unit material volumes increasing by 36%.
•
Red emitter sales for the year ended December 31, 2021 were $75.2 million as compared to $51.0 million for the year ended December 31, 2020, with unit material volumes increasing by 31%.

Revenue from royalty and license fees was $219.0 million for the year ended December 31, 2021 as compared to $185.1 million for the year ended December 31, 2020, an increase of 18%. This increase was due primarily to an overall strengthening of our customers’ sales of royalty-bearing OLED licensed products and was partially offset by a $3.3 million reduction in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net, arising from revisions in our customers' forecasted demand of emitters anticipated to be procured over their respective contract lives.

Contract research services revenue was $15.9 million for the year ended December 31, 2021 as compared to $14.1 million for the year ended December 31, 2020, an increase of 13%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of Sales

Cost of sales for the year ended December 31, 2021 increased by $29.5 million as compared to the year ended December 31, 2020, primarily due to an increase in the level of material sales. Included in the cost of sales for the years ended December 31, 2021 and 2020 were increases in inventory reserve of $3.6 million and $1.1 million, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the year ended December 31, 2021 increased by $95.1 million as compared to the year ended December 31, 2020, with gross margin as a percentage of revenue decreasing to 79% from 80%.

Research and development

Research and development expenses increased to $99.7 million for the year ended December 31, 2021, as compared to $83.9 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $80.4 million for the year ended December 31, 2021, as compared to $61.3 million for the year ended December 31, 2020. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses, increased pre-production costs associated with the new manufacturing facility in Shannon, Ireland, as well as an increase in depreciation expenses resulting from corporate expansion.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $22.0 million for each of the years ended December 31, 2021 and 2020. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $8.2 million for the year ended December 31, 2021, as compared to $7.5 million for the year ended December 31, 2020. The increase in patent costs reflected higher internal patent prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $691,000 for the year ended December 31, 2021, as compared to $11.1 million for the year ended December 31, 2020. The decrease was due to decreased royalties incurred under our amended license agreement with Princeton, USC and Michigan, resulting from a decrease in qualifying material sales. See Note 11 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $505,000 for the year ended December 31, 2021, as compared to $5.1 million for the year ended December 31, 2020. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held during the year ended December 31, 2021 compared to bond yields on available-for-sale investments held during the year ended December 31, 2020. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $98,000 for the year ended December 31, 2021 as compared to $864,000 for the year ended December 31, 2020.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 19.3% and 18.4% for the years ended December 31, 2021 and 2020, respectively, and we recorded income tax expense of $44.0 million and $30.2 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of December 31, 2021, we had cash and cash equivalents of $312.0 million, short-term investments of $351.2 million, and long-term U.S. Government bond investments of $159.6 million for a total of $822.8 million. This compares to cash and cash equivalents of $630.0 million, short-term investments of $100.0 million and no long-term U.S. Government bonds investments for a total of $730.0 million as of December 31, 2020.

Cash provided by operating activities for the year ended December 31, 2021 was $191.1 million resulting from $184.2 million of net income and $140.4 million due to changes in our operating assets and liabilities, partially offset by a $133.5 million, net reduction due to non-cash items including amortization of deferred revenue, stock-based compensation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $201.5 million, an increase in other liabilities of $22.2 million and an increase in accounts payable and accrued expenses of $1.9 million, partially offset by an increase in inventory of $46.1 million, an increase in accounts receivable of $25.4 million and an increase in other assets of $13.7 million.

Cash provided by operating activities for the year ended December 31, 2020 was $148.8 million resulting from $133.4 million of net income and $136.6 million due to changes in our operating assets and liabilities, partially offset by a $121.2 million reduction, net due to non-cash items including amortization of deferred revenue, amortization of intangibles and stock-based compensation. Changes in our operating assets and liabilities related to an increase in deferred revenue of $192.4 million and an increase in other liabilities of $10.1 million, partially offset by an increase in inventory of $28.8 million, an increase in accounts receivable of $21.8 million, a decrease in accounts payable and accrued expenses of $8.3 million and an increase in other assets of $7.0 million.

Cash used in investing activities was $457.8 million for the year ended December 31, 2021, as compared to cash provided by investing activities of $391.3 million for the year ended December 31, 2020. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $414.3 million for the year ended December 31, 2021, as compared to net sales and maturities of $419.3 million for the year ended December 31, 2020, and an increase in purchases of intangibles and property, plant and equipment of $15.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in property, plant and equipment purchases during 2021 was primarily due to improvements to our Ewing facilities in New Jersey.

Cash used in financing activities was $51.4 million for the year ended December 31, 2021, as compared to $41.7 million for the year ended December 31, 2020. The increase was due to an increase in the cash payment of dividends in the current year of $9.5 million and an increase in the payment of withholding taxes related to stock-based compensation to employees of $555,000, partially offset by an increase in proceeds from the issuance of common stock of $331,000.

Working capital was $738.0 million as of December 31, 2021, as compared to $759.6 million as of December 31, 2020. The decrease was primarily due to a decrease in cash and cash equivalents, partially offset by an increase in short-term investments, an increase in inventory and an increase in accounts receivable.

Several significant contractual obligations are anticipated to be incurred in future periods and include payments for retirement benefit plan obligations, lease obligations and PPG inventory commitments. Payments towards the retirement plan obligations are anticipated to commence during fiscal year 2023 in the amount of $10.9 million and total $82.8 million over the life of the plan. Existing lease obligations are $4.1 million for fiscal year 2022, $8.0 million for both fiscal years 2023 and 2024 and $14.2 million thereafter. Existing PPG inventory commitments are $25.7 million and will fluctuate based on PPG production needs to fulfill to our demand for commercial emitter material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than May 2, 2022 (the first business day after the 120th day following the end of our fiscal year) (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

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

10.17	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (12)
10.18+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (13)
10.19+	Amendment, dated February 23, 2021, to Amended and Restated OLED Materials Supply and Service Agreement, dated as of October 1, 2011, between the Registrant and PPG Industries, Inc. (14)
10.20+	OLED Patent License Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (15)
10.21+	Supplemental OLED Material Purchase Agreement between the registrant and Samsung Display Co., Ltd., dated as of February 13, 2018 (15)
10.22+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (16)
10.23#	Universal Display Corporation Annual Incentive Plan (17)
10.24#	Form Agreement - Restricted Stock Unit Grant Letter (18)
10.25#	Form Agreement - Performance Unit Grant Letter (18)
10.26#	Universal Display Corporation Equity Compensation Plan (19)
10.27#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (20)
10.28#	Equity Retention Agreement between the Registrant and Steven V. Abramson, dated April 7, 2015 (21)
10.29#	Equity Retention Agreement between the Registrant and Sidney D. Rosenblatt, dated April 7, 2015 (21)
10.30#	Equity Retention Agreement between the Registrant and Julia J. Brown, dated September 10, 2015 (22)
10.31#	Equity Retention Agreement between the Registrant and Mauro Premutico, dated September 10, 2015 (22)
10.32+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (23)
10.33#	Equity Grant Agreement between the registrant and Steven V. Abramson, dated as of December 12, 2019 (3)
10.34#	Equity Grant Agreement between the registrant and Sidney D. Rosenblatt, dated as of December 12, 2019 (3)
10.35#	Equity Grant Agreement between the registrant and Julia J. Brown, dated as of December 12, 2019 (3)
10.36#	Equity Grant Agreement between the registrant and Mauro Premutico, dated as of December 12, 2019 (3)
10.37#	Equity Grant Agreement between the registrant and Janice K. Mahon, dated as of December 12, 2019 (3)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Sidney D. Rosenblatt, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

+ Either (1) confidential treatment has been accorded to certain portions of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 under the Securities Exchange Act of 1934, as amended, or (2) portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC.

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
(14)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 6, 2021.
(15)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 3, 2018.
(16)
Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(17)
Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on June 24, 2013.
(18)
Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
(19)
Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(20)
Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(21)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015.
(22)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015.
(23)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mr. Sidney D. Rosenblatt, Corporate Secretary, Universal Display Corporation, 250 Phillips Boulevard, Ewing, New Jersey 08618.

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

Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sherwin I. Seligsohn	Founder and Chairman of the Board of Directors	February 23, 2022
Sherwin I. Seligsohn

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2022
Steven V. Abramson

/s/ Sidney D. Rosenblatt	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and	February 23, 2022
Sidney D. Rosenblatt	Director (principal financial and accounting officer)

/s/ Cynthia J. Comparin	Director	February 23, 2022
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 23, 2022
Richard C. Elias

/s/ Elizabeth H. Gemmill	Director	February 23, 2022
Elizabeth H. Gemmill

/s/ C. Keith Hartley	Director	February 23, 2022
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 23, 2022
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 23, 2022
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Sidney D. Rosenblatt Executive Vice President and Chief Financial Officer

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated per unit fee for long-term OLED contracts

As discussed in Notes 2 and 21 to the consolidated financial statements, the Company recognizes revenue for organic light emitting diode (OLED) sales to customers with long-term contracts (i.e., over 1 year in length) using certain estimates. Revenue is determined by estimating total contract consideration expected to be received over the term of the contract and recognized based on material units sold during the period at their estimated per unit fee. The estimated per unit fee includes fixed amounts designated in contracts with customers as license fees, as well as estimates of material units to be sold and royalties to be earned. The Company uses internal and external data to estimate material units to be sold and royalty consideration to be received over the contract terms.

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

Philadelphia, Pennsylvania

February 23, 2022

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,993	$630,012
Short-term investments	351,194	99,996
Accounts receivable	107,639	82,261
Inventory	134,160	91,591
Other current assets	20,948	20,746
Total current assets	925,934	924,606
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $92,461 and $72,493	128,832	102,113
ACQUIRED TECHNOLOGY, net of accumulated amortization of $173,635 and $153,050	49,668	70,253
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $7,565 and $6,155	9,711	10,685
GOODWILL	15,535	15,535
INVESTMENTS	168,076	5,000
DEFERRED INCOME TAXES	33,453	37,695
OTHER ASSETS	135,710	103,341
TOTAL ASSETS	$1,466,919	$1,269,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,955	$13,801
Accrued expenses	45,474	41,404
Deferred revenue	120,864	105,215
Other current liabilities	6,645	4,540
Total current liabilities	187,938	164,960
DEFERRED REVENUE	36,217	57,086
RETIREMENT PLAN BENEFIT LIABILITY	66,773	78,527
OTHER LIABILITIES	76,077	55,941
Total liabilities	367,005	356,514
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,065,924 and 49,013,476 shares issued, and 47,700,276 and 47,647,828 shares outstanding at December 31, 2021 and December 31, 2020, respectively	491	490
Additional paid-in capital	658,728	635,595
Retained earnings	500,212	353,930
Accumulated other comprehensive loss	(18,235)	(36,019)
Treasury stock, at cost (1,365,648 shares at December 31, 2021 and December 31, 2020)	(41,284)	(41,284)
Total shareholders’ equity	1,099,914	912,714
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,466,919	$1,269,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUE:
Material sales	$318,623	$229,749	$243,413
Royalty and license fees	219,032	185,054	150,022
Contract research services	15,870	14,064	11,742
Total revenue	553,525	428,867	405,177
COST OF SALES	114,991	85,478	75,374
Gross margin	438,534	343,389	329,803
OPERATING EXPENSES:
Research and development	99,673	83,894	71,276
Selling, general and administrative	80,372	61,346	59,613
Amortization of acquired technology and other intangible assets	21,994	21,969	21,962
Patent costs	8,160	7,529	6,833
Royalty and license expense	691	11,125	11,776
Total operating expenses	210,890	185,863	171,460
OPERATING INCOME	227,644	157,526	158,343
Interest income, net	505	5,139	10,795
Other income, net	98	864	767
Interest and other income, net	603	6,003	11,562
INCOME BEFORE INCOME TAXES	228,247	163,529	169,905
INCOME TAX EXPENSE	(44,034)	(30,157)	(31,601)
NET INCOME	$184,213	$133,372	$138,304
NET INCOME PER COMMON SHARE:
BASIC	$3.87	$2.80	$2.92
DILUTED	$3.87	$2.80	$2.92
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,296,447	47,198,982	46,959,775
DILUTED	47,365,435	47,236,994	46,995,462
CASH DIVIDEND DECLARED PER COMMON SHARE	$0.80	$0.60	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME	$184,213	$133,372	$138,304
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $65, $28 and $51, respectively	(233)	(100)	181
Employee benefit plan:
Actuarial gain (loss) on retirement plan, net of tax of $1,336, $3,569 and $988, respectively	13,620	(21,464)	(3,492)
Plan amendment cost, net of tax of $79, none and none, respectively	(283)	—	—
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $1,316, $723 and $713, respectively	4,719	2,556	2,523
Net change in employee benefit plan	18,056	(18,908)	(969)
Change in cumulative foreign currency translation adjustment	(39)	(14)	25
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	17,784	(19,022)	(763)
COMPREHENSIVE INCOME	$201,997	$114,350	$137,541

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2018	200,000	$2	48,681,524	$487	$617,334	$129,552	$(16,234)	1,361,637	$(40,635)	$690,506
Net income	—	—	—	—	—	138,304	—	—	—	138,304
Other comprehensive loss	—	—	—	—	—	—	(763)	—	—	(763)
Cash dividend	—	—	—	—	—	(18,853)	—	—	—	(18,853)
Issuance of common stock to employees	—	—	247,776	2	15,875	—	—	—	—	15,877
Shares withheld for employee taxes	—	—	(99,099)	—	(15,980)	—	—	—	—	(15,980)
Common shares repurchased	—	—	—	—	—	—	—	4,011	(649)	(649)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	14,500	—	1,848	—	—	—	—	1,848
Issuance of common stock to employees under an ESPP	—	—	7,492	—	1,159	—	—	—	—	1,159
BALANCE, DECEMBER 31, 2019	200,000	2	48,852,193	489	620,236	249,003	(16,997)	1,365,648	(41,284)	811,449
Net income	—	—	—	—	—	133,372	—	—	—	133,372
Other comprehensive loss	—	—	—	—	—	—	(19,022)	—	—	(19,022)
Cash dividend	—	—	—	—	—	(28,445)	—	—	—	(28,445)
Issuance of common stock to employees	—	—	240,414	2	26,282	—	—	—	—	26,284
Shares withheld for employee taxes	—	—	(99,319)	(1)	(14,393)	—	—	—	—	(14,394)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	10,520	—	1,947	—	—	—	—	1,947
Issuance of common stock to employees under an ESPP	—	—	9,668	—	1,523	—	—	—	—	1,523
BALANCE, DECEMBER 31, 2020	200,000	2	49,013,476	490	635,595	353,930	(36,019)	1,365,648	(41,284)	912,714
Net income	—	—	—	—	—	184,213	—	—	—	184,213
Other comprehensive income	—	—	—	—	—	—	17,784	—	—	17,784
Cash dividend	—	—	—	—	—	(37,931)	—	—	—	(37,931)
Issuance of common stock to employees	—	—	63,969	1	34,471	—	—	—	—	34,472
Shares withheld for employee taxes	—	—	(29,179)	—	(14,949)	—	—	—	—	(14,949)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	8,502	—	1,704	—	—	—	—	1,704
Issuance of common stock to employees under an ESPP	—	—	9,156	—	1,907	—	—	—	—	1,907
BALANCE, DECEMBER 31, 2021	200,000	$2	49,065,924	$491	$658,728	$500,212	$(18,235)	1,365,648	$(41,284)	$1,099,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$184,213	$133,372	$138,304
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables, net	(225,549)	(183,997)	(135,368)
Depreciation	19,968	15,217	12,456
Amortization of intangibles	21,994	21,969	21,962
Change in excess inventory reserve	3,554	1,114	5,938
Amortization of premium and discount on investments, net	(373)	(4,960)	(6,643)
Stock-based compensation to employees	34,871	26,631	16,148
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,404	1,647	1,548
Deferred income tax expense (benefit)	1,748	(4,446)	(5,776)
Retirement plan expense	8,875	5,656	5,818
Decrease (increase) in assets:
Accounts receivable	(25,378)	(21,809)	(17,323)
Inventory	(46,123)	(28,752)	109
Other current assets	22,413	6,497	(15,238)
Other assets	(36,139)	(13,481)	(13,291)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,902	(8,305)	15,516
Other current liabilities	2,105	2,683	(5,183)
Deferred revenue	201,484	192,369	157,321
Other liabilities	20,136	7,387	17,614
Net cash provided by operating activities	191,105	148,792	193,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,161)	(27,991)	(30,059)
Purchase of intangibles	(394)	(60)	(401)
Purchases of investments	(642,180)	(604,153)	(931,854)
Proceeds from sale and maturity of investments	227,984	1,023,460	723,600
Net cash (used in) provided by investing activities	(457,751)	391,256	(238,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,507	1,176	889
Repurchase of common stock	—	—	(649)
Payment of withholding taxes related to stock-based compensation to employees	(14,949)	(14,394)	(15,980)
Cash dividends paid	(37,931)	(28,445)	(18,853)
Net cash used in financing activities	(51,373)	(41,663)	(34,593)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(318,019)	498,385	(79,395)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	630,012	131,627	211,022
CASH AND CASH EQUIVALENTS, END OF YEAR	$311,993	$630,012	$131,627
The following non-cash activities occurred:
Unrealized (loss) gain on available-for-sale securities	$(295)	$(118)	$241
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(3,526)	(1,468)	(530)
Cash paid for income tax	52,650	36,269	46,602

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

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers of products for display applications, such as mobile phones, televisions, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and either license or otherwise commercialize the Company’s proprietary OLED material, device design and manufacturing technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 5,500 patents issued and pending worldwide.

The Company manufactures and sells its proprietary OLED materials to customers for evaluation and use in commercial OLED products. The Company also enters into agreements with manufacturers of OLED display and lighting products under which it grants them licenses to practice under the Company’s patents and to use the Company's proprietary know-how. At the same time, the Company works with these and other companies that are evaluating the Company's OLED material, device design and manufacturing technologies for possible use in commercial OLED display and lighting products.

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

In November 2020, a wholly-owned subsidiary of UDC Ireland, OMM, was formed as an Ireland limited company. Based out of Shannon, Ireland, OMM was formed to lease a manufacturing facility to increase the Company’s production capacity to meet market demand and diversify the Company’s manufacturing base due to evolving industry requirements. Facility improvements and regulatory approvals are expected to be completed and operations are scheduled to commence by mid-year 2022.

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant risk of collection. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. The allowance for credit losses was $279,000, $139,000 and $84,000 at December 31, 2021, 2020 and 2019, respectively.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life of 30 years for buildings, 15 years for building improvements, and three to seven years for office and lab equipment and furniture and fixtures. Repair and maintenance costs are charged to expense as incurred. Additions and betterments are capitalized.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2021, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2020 or 2019.

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

The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performed its annual impairment assessment as of December 31, 2021 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Company management believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2021, no indications of impairment existed.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2021, the Company had no leases that qualified as financing arrangements.

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

In 2021, the Company entered into amendments of the 2015 OLED patent license agreement and the 2015 OLED commercial supply agreement with LG Display, which amendments were effective as of January 1, 2021. The amended agreements included a term extension and are set to expire by the end of 2025.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. The standards update is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12, beginning on January 1, 2021, did not have a significant impact on the Consolidated Financial Statements and related disclosures.

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impact of all ASUs. ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

3.
CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company’s portfolio of fixed income securities consists of term bank certificates of deposit, U.S. Government bonds and corporate bonds. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
December 31, 2021
Cash accounts in banking institutions	$256,878	$—	$—	$256,878
Money market accounts	55,115	—	—	55,115
	$311,993	$—	$—	$311,993
December 31, 2020
Cash accounts in banking institutions	$163,779	$—	$—	$163,779
Money market accounts	17,261	—	—	17,261
U.S. Government bonds	448,970	6	(4)	448,972
	$630,010	$6	$(4)	$630,012

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2021
Certificates of deposit	$240	$—	$—	$240
Corporate bonds	226,448	3	(97)	226,354
U.S. Government bonds	124,611	—	(11)	124,600
	$351,299	$3	$(108)	$351,194
December 31, 2020
U.S. Government bonds	99,929	67	—	99,996
	$99,929	$67	$—	$99,996

Long-term U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2021
U.S. Government bonds	$159,692	$10	$(134)	$159,568
	$159,692	$10	$(134)	$159,568

The Company did not have any long-term investments classified as U.S. Government bonds as of December 31, 2020.

Long-term Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the boards of directors of the companies in which it invests. Minority investments are included in investments on the Consolidated Balance Sheets. As of December 31, 2021, the Company had two minority investments with a total carrying value of $8.5 million accounted for as equity securities without readily determinable fair values.

4.
FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$55,115	$55,115	$—	$—
Short-term investments	351,194	351,194	—	—
Long-term U.S government bonds investments	159,568	159,568	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$466,233	$466,233	$—	$—
Short-term investments	99,996	99,996	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of December 31, 2021 or December 31, 2020.

5.
INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$75,227	$46,843
Work-in-process	16,065	9,904
Finished goods	42,868	34,844
Inventory	$134,160	$91,591

The Company recorded an increase in inventory reserve of $3.6 million, $1.1 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, due to excess inventory levels in certain products.

6.
PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Land	$2,642	$2,642
Building and improvements	76,600	53,568
Office and lab equipment	107,168	85,881
Furniture, fixtures and computer related assets	16,221	8,921
Construction-in-progress	18,662	23,594
	221,293	174,606
Less: Accumulated depreciation	(92,461)	(72,493)
Property and equipment, net	$128,832	$102,113

Depreciation expense was $20.0 million, $15.2 million and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2021	2020
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	462
	223,303	223,303
Less: Accumulated amortization	(173,635)	(153,050)
Acquired technology, net	$49,668	$70,253

Amortization expense related to acquired technology was $20.6 million for each of the years ended December 31, 2021, 2020 and 2019. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $15.8 million in the year ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in each of the years ending December 31, 2024 and 2025, $4.8 million in the year ending December 31, 2026 and $200,000 in total thereafter.

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

At December 31, 2021, these other intangible assets consist of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(4,973)	$5,547
Developed IP, processes and recipes	4,820	(1,748)	3,072
Trade name/Trademarks	1,500	(818)	682
Other	436	(26)	410
Total identifiable other intangible assets	$17,276	$(7,565)	$9,711

Amortization expense related to other intangible assets was $1.4 million for each of the years ended December 31, 2021, 2020, and 2019. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next five fiscal years (2022 - 2026) and $2.7 million in total thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period using Adesis’ standalone financial operating performance information. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit, as Adesis is considered to be the reporting unit. The Company estimates the fair value of reporting units using an income approach based on the present value of estimated future cash flows. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2021, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

8.
OTHER ASSETS:

Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Long-term taxes receivable	$103,260	$90,208
Right-of-use assets	30,614	8,750
Other long-term assets	1,836	4,383
Other Assets	$135,710	$103,341

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9.
LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2021, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$3,637	$2,091	$1,855
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$26,174	$1,948	$9,776

The increase in right-of-use assets obtained in exchange for lease obligations for the year ended December 31, 2021 was primarily due to the commencement of the operating lease related to expansion of the Adesis research facilities in Wilmington, Delaware.

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	December 31,
	2021	2020
Right-of-use assets	$30,614	$8,750
Short-term lease liabilities	3,351	1,871
Long-term lease liabilities	27,263	6,879

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2021
Weighted average remaining lease term (in years)	8.6
Weighted average discount rate	2.8%

As of December 31, 2021, current operating leases had remaining terms between eight months and ten years with options to extend the lease terms.

Undiscounted future minimum lease payments as of December 31, 2021, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2022	$4,098
2023	4,018
2024	3,966
2025	4,008
2026	4,021
Thereafter	14,222
Total lease payments	34,333
Less: imputed interest	(3,719)
Present value of lease payments	$30,614

10.
ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Compensation	$27,686	$22,147
PPG agreements	8,853	4,402
Research and development agreements	1,469	627
Consulting	1,314	771
Professional fees	1,000	908
Royalties	691	11,125
Other	4,461	1,424
Accrued expenses	$45,474	$41,404

11.
RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with Princeton University (Princeton) and the University of Southern California (USC) for the conduct of research relating to the Company’s OLED and other organic thin-film technologies and materials. This research had been performed at Princeton under the direction of Professor Stephen R. Forrest and at USC under the direction of Professor Mark E. Thompson.

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), the universities granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products. The Company recorded royalty expense in connection with this agreement of $691,000, $11.1 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decline in the royalty expense was primarily due to the expiration of patents relating to the licensed products.

In 2006, Professor Forrest transferred to the University of Michigan (Michigan) and the Company amended the 1997 Amended License Agreement to include Michigan as a party to that agreement. Also in connection with the transfer, the Company entered into a sponsored research agreement with USC under which the Company continues to fund organic electronics research being conducted by Professors Forrest and Thompson (the 2006 Research Agreement). Work by Professor Forrest is being funded through a subcontract between USC and Michigan. The 2006 Research Agreement extends through April 2023 with an option to further extend for an additional two years.

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2021, the Company was obligated to pay USC up to $4.3 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $1.3 million, $1.2 million and $997,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

12.
OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Long-term taxes payable	$47,791	$48,870
Long-term lease liabilities	27,263	6,879
Other long-term liabilities	1,023	192
Other Liabilities	$76,077	$55,941

See Notes 9 and 20 for further explanation on long-term lease liabilities and long-term taxes payable, respectively.

13.
EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG effective as of October 1, 2011. The term of the New OLED Materials Agreement, by amendment in February 2021, runs through December 31, 2024, and thereafter is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the years ended December 31, 2021, 2020 and 2019.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

As noted above, in February 2021, the Company entered into an amendment to the New OLED Materials Agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to UDC Ireland, at the Company’s new manufacturing site in Shannon, Ireland, currently being leased by UDC Ireland’s wholly-owned subsidiary, OMM, for the production of OLED materials. Facility improvements and regulatory approvals are expected to be completed and operations are scheduled to commence by mid-year 2022. As with the initial New OLED Materials Agreement, the Company will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $3.6 million, $2.8 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

14.
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

As of December 31, 2021, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of December 31, 2021, the Company had issued 49,065,924 shares of common stock, of which 47,700,276 were outstanding. During the years ended December 31, 2021 and 2020, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the years ended December 31, 2021 and 2020, the Company granted a total of 1,400 and 1,926 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2020 and 2019, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2021 and 2020.

Dividends

During the year ended December 31, 2021, the Company declared and paid cash dividends of $0.80 per common share, or $37.9 million, on the Company’s outstanding common stock.

On February 22, 2022, the Company’s Board of Directors declared a first quarter dividend of $0.30 per share to be paid on March 31, 2022 to all shareholders of record of the Company's common stock as of the close of business on March 17, 2022. All future dividends will be subject to the approval of the Company’s Board of Directors.

15.
ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2019, net of tax	$10	$(16,198)	$(46)	$(16,234)
Other comprehensive gain (loss) before reclassification	181	(3,492)	—	(3,311)
Reclassification to net income (1)	—	2,523	25	2,548	Selling, general and administrative, research and development and cost of sales
Change during period	181	(969)	25	(763)
Balance December 31, 2019, net of tax	191	(17,167)	(21)	(16,997)
Other comprehensive loss before reclassification	(100)	(21,464)	(14)	(21,578)
Reclassification to net income (1)	—	2,556	—	2,556	Selling, general and administrative, research and development and cost of sales
Change during period	(100)	(18,908)	(14)	(19,022)
Balance December 31, 2020, net of tax	91	(36,075)	(35)	(36,019)
Other comprehensive (loss) gain before reclassification	(233)	13,620	(39)	13,348
Plan amendment cost	—	(283)	—	(283)
Reclassification to net income (1)	—	4,719	—	4,719	Selling, general and administrative, research and development and cost of sales
Change during period	(233)	18,056	(39)	17,784
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)

(1)
The Company reclassified amortization of prior service cost, actuarial loss and plan amendment cost for its retirement plan from accumulated other comprehensive loss to net income of $4.7 million, $2.6 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)
Refer to Note 17: Employee Retirement Plans
16.
STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company's Human Capital Committee, but for no longer than 10 years from the grant date. Through December 31, 2021, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of December 31, 2021, there were 1,781,003 shares that remained available to be granted under the Equity Compensation Plan.

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

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2021	192,624	$160.99
Granted	116,024	208.67
Vested	(78,455)	159.05
Forfeited	(3,209)	177.41
Unvested, December 31, 2021	226,984	$184.93

The weighted average grant-date fair value of RSU awards granted was $208.67, $162.32 and $168.95 during the years ended December 31, 2021, 2020 and 2019, respectively. The fair value as of the respective vesting dates of RSUs was $15.1 million for the year ended December 31, 2021 and $7.7 million for both years ended December 31, 2020 and 2019.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2021	141,661	$124.81
Granted	30,647	172.95
Vested	(96,981)	95.47
Unvested, December 31, 2021	75,327	$185.86

The weighted average grant-date fair value of RSA awards granted was $172.95, $155.85 and $194.19 during the years ended December 31, 2021, 2020 and 2019, respectively. The fair value as of the respective vesting dates of RSAs was $20.0 million, $24.5 million and $28.4 million for 2021, 2020 and 2019, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $15.4 million, $13.9 million and $10.0 million, respectively, cost of sales of $2.5 million, $1.9 million and $1.1 million, respectively, and research and development expense of $5.2 million, $4.3 million and $2.5 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2021, 2020 and 2019, 69,798, 86,442 and 86,075 shares, respectively, with aggregate fair values of $14.1 million, $12.5 million and $14.0 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $220,000, $380,000 and $632,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company’s common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.2 million, $1.3 million and $916,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 5,412, 6,456 and 9,332 shares during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the total unrecognized expense related to all restricted stock awards and units was $35.5 million, which the Company expects to recognize over a weighted average period of 2.26 years.

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

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2021	117,915	$165.48
Granted	74,074	214.70
Vested	(9,035)	120.46
Unvested, December 31, 2021	182,954	$189.24

During the years ended December 31, 2021, 2020 and 2019, the Company granted 77,086, 95,772 and 10,096 performance units, respectively, of which 42,291, 47,885 and 5,050 units, respectively, are subject to performance-based vesting requirements and 34,795, 47,887 and 5,046 units, respectively, are subject to market-based vesting requirements, and which will vest over the terms described above. During the years ended December 31, 2021, 2020 and 2019, there were none, 15,638 and 15,650 incremental performance-based shares, respectively, that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value of the performance unit awards granted was $214.70, $167.74 and $198.72 during the years ended December 31, 2021, 2020 and 2019, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $8.0 million, $4.3 million and $1.7 million, respectively, cost of sales of $1.3 million, $670,000 and $208,000, respectively, and research and development expense of $2.1 million, $1.1 million and $419,000, respectively.

In connection with the vesting of performance units during the years ended December 31, 2021, 2020 and 2019, 3,881, 12,877 and 16,668 shares, respectively, with aggregate fair values of $875,000, $1.9 million and $2.6 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2021, the total unrecognized compensation expense related to performance unit awards was $21.4 million, which the Company expects to recognize over a weighted average period of 1.94 years.

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

For the years ended December 31, 2021, 2020 and 2019, the Company issued 9,156, 9,668 and 7,492 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.5 million, $1.2 million and $889,000, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recorded charges of $93,000, $96,000 and $79,000, respectively, to selling, general and administrative expense, $119,000, $111,000, $73,000, respectively, to cost of sales and $188,000, $139,000 and $118,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

17.
EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2021, 2020 and 2019, the Company contributed $1.3 million, $1.1 million and $880,000, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Human Capital Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of December 31, 2021 there were eight participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $22.8 million as accumulated other comprehensive loss as of December 31, 2021. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2022 is $2.6 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$78,527	$51,117
Service cost	1,675	1,092
Interest cost	1,165	1,285
Actuarial (gain) loss	(14,956)	25,033
Plan amendment	362	—
Benefit obligation, end of year	66,773	78,527
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$66,773	$78,527
Current liability	—	—
Non-current liability	$66,773	$78,527

The accumulated benefit obligation for the plan was $63.3 million and $74.2 million as of December 31, 2021 and 2020, respectively. The actuarial gain of $15.0 million for the year ended December 31, 2021 was due to a reduction in the three-year average cash bonus paid to participants. The actuarial loss of $25.0 million for the year ended December 31, 2020 was due to an increase in the three year-average cash bonus paid to participants.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service cost	$1,675	$1,092	$969
Interest cost	1,165	1,285	1,613
Amortization of prior service cost	1,099	1,098	1,595
Amortization of loss	4,936	2,181	1,641
Total net periodic benefit cost	$8,875	$5,656	$5,818

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2021	2020
Discount rate	2.16%	1.54%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	1.54%	2.64%	3.82%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2022 are as follows (in thousands):

Amortization of prior service cost	$1,119
Amortization of loss	1,487
Total	$2,606

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2022	$—
2023	5,462
2024	5,462
2025	5,462
2026	6,709
2027-2031	37,528
Thereafter	22,217

18.
COMMITMENTS AND CONTINGENCIES:

Commitments

Under the 2006 Research Agreement with USC, the Company is obligated to make certain payments to USC based on work performed by USC under that agreement, and by Michigan under its subcontractor agreement with USC. See Note 11 for further explanation.

Under the terms of the 1997 Amended License Agreement, the Company is required to make minimum royalty payments to Princeton. See Note 11 for further explanation.

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2021, 2020 and 2019, the Company had purchase commitments for inventory of $25.7 million, $13.7 million and $22.0 million, respectively.

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

19.
CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021		2020		2019
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	44%	$10,850	41%	$20,476	44%	$13,830
B	26%	45,867	30%	26,776	27%	19,346
C	14%	18,557	13%	2,757	15%	10,592

Revenues from outside of North America represented approximately 97% of consolidated revenue for each of the years ended December 31, 2021, 2020 and 2019. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2021	2020	2019
South Korea	$334,835	$263,079	$250,562
China	192,079	142,076	135,259
Japan	7,358	7,405	5,276
Other non-U.S. locations	3,137	1,728	2,270
Total non-U.S. locations	537,409	414,288	393,367
United States	16,116	14,579	11,810
Total revenue	$553,525	$428,867	$405,177

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	2021	2020
United States	$115,004	$93,230
Other	13,828	8,883
Total long-lived assets	$128,832	$102,113

Substantially all chemical materials were purchased from one supplier. See Note 13.

20.
INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$60,066	$38,839	$53,629
Foreign	168,181	124,690	116,276
Income before income taxes	$228,247	$163,529	$169,905

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current income tax (expense) benefit:
Federal	$(16,433)	$(14,773)	$(20,108)
State	(641)	(568)	(755)
Foreign	(25,212)	(19,262)	(16,514)
	(42,286)	(34,603)	(37,377)
Deferred income tax (expense) benefit:
Federal	(844)	4,883	5,208
State	(734)	(34)	1,054
Foreign	(170)	(403)	(486)
	(1,748)	4,446	5,776
Income tax expense	$(44,034)	$(30,157)	$(31,601)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.2	0.2	0.1
Effect of foreign operations	(5.0)	(5.2)	(5.4)
Accruals and reserves	(0.8)	(1.0)	(1.1)
Nondeductible employee compensation	3.0	2.6	2.5
Research tax credits	(1.4)	(1.8)	(1.4)
Stock based compensation	(0.3)	(0.9)	(1.7)
U.S. International Tax (Sub F, GILTI, FDII)	2.1	3.5	3.8
Other	0.5	—	0.8
Effective tax rate	19.3%	18.4%	18.6%

The following table summarizes Company tax credit carry forwards for tax return purposes as of December 31, 2021 (in thousands):

	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	$6,156	2029 to 2036
Total credit carry forwards	$6,156

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax asset:
Capitalized technology license and patents	$561	$580
Capitalized research expenditures	3,150	4,291
Accruals and reserves	4,733	4,178
Retirement plan	14,560	15,444
Deferred revenue	11,361	16,834
Tax credit carry forwards	6,156	4,589
Stock-based compensation	1,110	1,059
Other	5,819	1,914
	47,450	48,889
Valuation allowance	(5,911)	(4,560)
Deferred tax assets	41,539	44,329
Deferred tax liability:
Accruals and reserves	(8,086)	(6,634)
Deferred tax liabilities	(8,086)	(6,634)
Net deferred tax assets	$33,453	$37,695

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million each year since the year ended December 31, 2018. Based on the Korean Supreme Court decision, in October 2021, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for over-withheld taxes from 2018 to the second quarter of 2021. The Company has been advised by a leading Korean law firm that there is a more-likely-than-not chance of success. As a result, as of December 31, 2021 and December 31, 2020, the Company has recorded a long-term asset of $53.2 million and $40.1 million, respectively, representing the allocation of withholding to non-Korean patents. Also, the Company has recorded a long-term liability of $31.6 million and $32.7 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure (MAP) which was accepted by the KNTS on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. The Internal Revenue Service and KNTS are currently exchanging information with respect to the MAP. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the December 31, 2021 and December 31, 2020 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlying intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of December 31, 2021 and December 31, 2020. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue and the ruling was affirmed by the Korean High Court in August 2021. The KNTS appealed the ruling to the Korean Supreme Court. On January 13, 2022, the Korean Supreme Court dismissed the appeal from the KNTS. UDC Ireland is expected to recover the charge of $13.2 million for withholding plus interest for the three-year period within a year after January 13, 2022.

The Company’s federal income tax returns for the years 2018 to 2021 are open and subject to examination. The State of New Jersey has closed the 2014 to 2017 tax return audit of UDC, Inc. with no change to tax expense or tax credit carry forwards. The state and foreign tax returns are open for a period of generally three to four years.

21.
REVENUE RECOGNITION:

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The standard establishes the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.

For each of the years ended December 31, 2021, 2020 and 2019, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of December 31, 2021
Accounts receivable	$107,639
Short-term unbilled receivables	8,127
Long-term unbilled receivables	—
Short-term deferred revenue	120,864
Long-term deferred revenue	36,217

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at December 31, 2021 will be recognized as materials are shipped to customers over the remaining contract periods. As of December 31, 2021, the Company had $29.1 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the years ended December 31, 2021 and 2020, are as follows (in thousands):

	Year Ended December 31, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue, net	—	192,778
Increases due to cash received	—	(201,484)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	13,926
Unbilled receivables recorded, net	32,720	—
Transferred to receivables from unbilled receivables	(35,022)	—
Net change	(2,302)	5,220
Balance at December 31, 2021	$8,127	$(157,081)

	Year Ended December 31, 2020
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2019	$1,362	$(144,862)
Revenue recognized that was previously included in deferred revenue, net	—	157,704
Increases due to cash received	—	(192,369)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	17,226
Unbilled receivables recorded, net	9,067	—
Net change	9,067	(17,439)
Balance at December 31, 2020	$10,429	$(162,301)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for the year ended December 31, 2021 decreased by $3.3 million as compared to the year ended December 31, 2020.

22.
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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$184,213	$133,372	$138,304
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(1,137)	(1,001)	(1,106)
Adjusted net income	$183,076	$132,371	$137,198
Denominator:
Weighted average common shares outstanding – Basic	47,296,447	47,198,982	46,959,775
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,010	1,566	1,334
Restricted stock awards and units and performance units	67,978	36,446	34,353
Weighted average common shares outstanding – Diluted	47,365,435	47,236,994	46,995,462
Net income per common share:
Basic	$3.87	$2.80	$2.92
Diluted	$3.87	$2.80	$2.92

For the years ended December 31, 2021, 2020, and 2019, there were no unvested restricted stock awards, restricted stock units, performance unit awards and stock options excluded from the calculation of diluted EPS as their impact would have been antidilutive.