Form 10-Q
period 2022-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2022-05-05
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had outstanding 47,214,329 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$357,424	$311,993
Short-term investments	325,055	351,194
Accounts receivable	104,947	107,639
Inventory	143,240	134,160
Other current assets	29,120	20,948
Total current assets	959,786	925,934
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $97,979 and $92,461	131,879	128,832
ACQUIRED TECHNOLOGY, net of accumulated amortization of $178,782 and $173,635	44,521	49,668
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $7,918 and $7,565	9,370	9,711
GOODWILL	15,535	15,535
INVESTMENTS	164,130	168,076
DEFERRED INCOME TAXES	35,788	33,453
OTHER ASSETS	126,222	135,710
TOTAL ASSETS	$1,487,231	$1,466,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,064	$14,955
Accrued expenses	26,960	45,474
Deferred revenue	111,778	120,864
Other current liabilities	12,452	6,645
Total current liabilities	178,254	187,938
DEFERRED REVENUE	31,735	36,217
RETIREMENT PLAN BENEFIT LIABILITY	67,481	66,773
OTHER LIABILITIES	78,461	76,077
Total liabilities	355,931	367,005
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,099,830 and 49,065,924 shares issued, and 47,734,182 and 47,700,276 shares outstanding, at March 31, 2022 and December 31, 2021, respectively	491	491
Additional paid-in capital	658,050	658,728
Retained earnings	535,936	500,212
Accumulated other comprehensive loss	(21,895)	(18,235)
Treasury stock, at cost (1,365,648 shares at March 31, 2022 and December 31, 2021)	(41,284)	(41,284)
Total shareholders’ equity	1,131,300	1,099,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,487,231	$1,466,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUE:
Material sales	$86,691	$79,808
Royalty and license fees	59,802	50,886
Contract research services	3,977	3,306
Total revenue	150,470	134,000
COST OF SALES	33,163	23,298
Gross margin	117,307	110,702
OPERATING EXPENSES:
Research and development	26,545	23,305
Selling, general and administrative	21,062	16,404
Amortization of acquired technology and other intangible assets	5,498	5,488
Patent costs	1,798	1,835
Royalty and license expense	154	112
Total operating expenses	55,057	47,144
OPERATING INCOME	62,250	63,558
Interest income, net	291	133
Other (loss) income, net	(34)	59
Interest and other income, net	257	192
INCOME BEFORE INCOME TAXES	62,507	63,750
INCOME TAX EXPENSE	(12,537)	(12,063)
NET INCOME	$49,970	$51,687
NET INCOME PER COMMON SHARE:
BASIC	$1.05	$1.09
DILUTED	$1.05	$1.08
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,369,764	47,267,921
DILUTED	47,440,281	47,329,704
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
NET INCOME	$49,970	$51,687
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of $1,097 and $17, respectively	(3,935)	(58)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $143 and $335, respectively	509	1,174
Change in cumulative foreign currency translation adjustment	(234)	(106)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3,660)	1,010
COMPREHENSIVE INCOME	$46,310	$52,697

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2022
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2021	200,000	$2	49,065,924	$491	$658,728	$500,212	$(18,235)	1,365,648	$(41,284)	$1,099,914
Net income	—	—	—	—	—	49,970	—	—	—	49,970
Other comprehensive loss	—	—	—	—	—	—	(3,660)	—	—	(3,660)
Cash dividend	—	—	—	—	—	(14,246)	—	—	—	(14,246)
Issuance of common stock to employees	—	—	47,748	—	5,979	—	—	—	—	5,979
Shares withheld for employee taxes	—	—	(22,347)	—	(7,896)	—	—	—	—	(7,896)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	5,630	—	730	—	—	—	—	730
Issuance of common stock to employees under an ESPP	—	—	2,875	—	509	—	—	—	—	509
BALANCE, March 31, 2022	200,000	$2	49,099,830	$491	$658,050	$535,936	$(21,895)	1,365,648	$(41,284)	$1,131,300

	Three Months Ended March 31, 2021
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2020	200,000	$2	49,013,476	$490	$635,595	$353,930	$(36,019)	1,365,648	$(41,284)	$912,714
Net income	—	—	—	—	—	51,687	—	—	—	51,687
Other comprehensive income	—	—	—	—	—	—	1,010	—	—	1,010
Cash dividend	—	—	—	—	—	(9,487)	—	—	—	(9,487)
Issuance of common stock to employees	—	—	53,123	1	5,115	—	—	—	—	5,116
Shares withheld for employee taxes	—	—	(22,048)	—	(9,634)	—	—	—	—	(9,634)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	4,443	—	630	—	—	—	—	630
Issuance of common stock to employees under an ESPP	—	—	1,782	—	432	—	—	—	—	432
BALANCE, MARCH 31, 2021	200,000	$2	49,050,776	$491	$632,138	$396,130	$(35,009)	1,365,648	$(41,284)	$952,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,970	$51,687
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables, net	(64,106)	(57,648)
Depreciation	5,627	4,263
Amortization of intangibles	5,498	5,488
Change in excess inventory reserve	84	667
Amortization of premium and discount on investments, net	(271)	(70)
Stock-based compensation to employees	6,085	5,200
Stock-based compensation to Board of Directors and Scientific Advisory Board	430	330
Deferred income tax (benefit) expense	(1,380)	515
Retirement plan expense	1,359	2,228
Decrease (increase) in assets:
Accounts receivable	2,692	(9,066)
Inventory	(9,164)	(10,498)
Other current assets	(3,525)	5,400
Other assets	9,488	(7,133)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(4,261)	(21,136)
Other current liabilities	5,807	(666)
Deferred revenue	45,891	53,000
Other liabilities	2,384	6,935
Net cash provided by operating activities	52,608	29,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,751)	(9,938)
Purchases of intangibles	(12)	(298)
Purchases of investments	(24,915)	(4,220)
Proceeds from sale and maturity of investments	50,240	100,000
Net cash provided by investing activities	14,562	85,544
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	403	348
Payment of withholding taxes related to stock-based compensation to employees	(7,896)	(9,634)
Cash dividends paid	(14,246)	(9,487)
Net cash used in financing activities	(21,739)	(18,773)
INCREASE IN CASH AND CASH EQUIVALENTS	45,431	96,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	311,993	630,012
CASH AND CASH EQUIVALENTS, END OF PERIOD	$357,424	$726,279
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(5,031)	$(66)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	2,077	(27)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H. (UDC Korea), Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis), UDC Ventures LLC, OVJP Corporation (OVJP Corp) and OLED Material Manufacturing Limited (OMM). All intercompany transactions and accounts have been eliminated.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2022, the Company had no leases that qualified as financing arrangements.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland and UDC Korea subsidiaries are also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries is its local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss. The overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
March 31, 2022
Cash accounts in banking institutions	$277,104	$—	$—	$277,104
Money market accounts	17,335	—	—	17,335
U.S. Government bonds	62,985	—	—	62,985
	$357,424	$—	$—	$357,424
December 31, 2021
Cash accounts in banking institutions	$256,878	$—	$—	$256,878
Money market accounts	55,115	—	—	55,115
	$311,993	$—	$—	$311,993

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2022
Corporate bonds	$201,492	$—	$(469)	$201,023
U.S. Government bonds	124,713	—	(681)	124,032
	$326,205	$—	$(1,150)	$325,055
December 31, 2021
Certificates of deposit	$240	$—	$—	$240
Corporate bonds	226,448	3	(97)	226,354
U.S. Government bonds	124,611	—	(11)	124,600
	$351,299	$3	$(108)	$351,194

Long-term U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2022
U.S. Government bonds	$159,732	$—	$(4,110)	$155,622
	$159,732	$—	$(4,110)	$155,622
December 31, 2021
U.S. Government bonds	$159,692	$10	$(134)	$159,568
	$159,692	$10	$(134)	$159,568

Long-term Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company does not obtain representation on the boards of directors of the companies in which it invests. Minority investments are included in investments on the Consolidated Balance Sheets. As of March 31, 2022, the Company had two minority investments with a total carrying value of $8.5 million accounted for as equity securities without readily determinable fair values.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$80,320	$80,320	$—	$—
Short-term investments	325,055	325,055	—	—
Long-term U.S. Government bonds investments	155,622	155,622	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$55,115	$55,115	$—	$—
Short-term investments	351,194	351,194	—	—
Long-term U.S. Government bonds investments	159,568	159,568	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2022 or December 31, 2021.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$79,834	$75,227
Work-in-process	14,974	16,065
Finished goods	48,432	42,868
Inventory	$143,240	$134,160

The Company recorded an increase in inventory reserve of $84,000 and $667,000 for the three months ended March 31, 2022 and 2021, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$2,642	$2,642
Building and improvements	76,213	76,600
Office and lab equipment	109,967	107,168
Furniture, fixtures and computer related assets	16,452	16,221
Construction-in-progress	24,584	18,662
	229,858	221,293
Less: Accumulated depreciation	(97,979)	(92,461)
Property and equipment, net	$131,879	$128,832

Depreciation expense was $5.6 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	462
	223,303	223,303
Less: Accumulated amortization	(178,782)	(173,635)
Acquired technology, net	$44,521	$49,668

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended March 31, 2022 and 2021. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $10.6 million for the nine months ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in each of the years ending December 31, 2024 and 2025, $4.8 million in the year ending December 31, 2026 and $200,000 in total thereafter.

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

At March 31, 2022, these other intangible assets consist of the following (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(5,199)	$5,321
Developed IP, processes and recipes	4,820	(1,828)	2,992
Trade name/Trademarks	1,500	(855)	645
Other	448	(36)	412
Total identifiable other intangible assets	$17,288	$(7,918)	$9,370

Amortization expense related to other intangible assets was $352,000 and $341,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.1 million for the nine months ending December 31, 2022, $1.4 million for each of the next four fiscal years (2023 - 2026) and $2.7 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-term taxes receivable	$93,293	$103,260
Right-of-use assets	29,645	30,614
Other long-term assets	3,284	1,836
Other Assets	$126,222	$135,710

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2022, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,098	$615
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$4,720

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	March 31, 2022	December 31, 2021
Right-of-use assets	$29,645	$30,614
Short-term lease liabilities	3,333	3,351
Long-term lease liabilities	26,312	27,263

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2022
Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	2.8%

As of March 31, 2022, current operating leases had remaining terms between five months and ten years with options to extend the lease terms.

Undiscounted future minimum lease payments as of March 31, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2022 (1)	$3,054
2023	4,009
2024	3,957
2025	3,999
2026	4,012
Thereafter	14,115
Total lease payments	33,146
Less: Imputed interest	(3,501)
Present value of lease payments	$29,645

(1)
Scheduled maturities of lease liabilities represent the period from April 1, 2022 to December 31, 2022.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation	$12,997	$27,686
PPG agreements	6,705	8,853
Research and development agreements	1,746	1,469
Professional fees	1,432	1,000
Consulting	645	1,314
Royalties	154	691
Other	3,281	4,461
Accrued expenses	$26,960	$45,474

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

Under an Amended License Agreement entered into in 1997 by the Company, Princeton and USC (as amended, the 1997 Amended License Agreement), the universities granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. Under the 1997 Amended License Agreement, the Company pays Princeton royalties of 3% of the net sales price for licensed products it sells or 3% of the revenues the Company receives from its sublicensees for their sale of licensed products. The Company recorded royalty expense in connection with this agreement of $154,000 and $112,000 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company makes payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of March 31, 2022, the Company was obligated to pay USC up to $4.1 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the 2006 Research Agreement of $195,000 and $285,000 for the three months ended March 31, 2022 and 2021, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-term taxes payable	$51,060	$47,791
Long-term lease liabilities	26,312	27,263
Other long-term liabilities	1,089	1,023
Other Liabilities	$78,461	$76,077

See Notes 9 and 20 for further explanation on long-term lease liabilities and long-term taxes payable, respectively.

13. EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries, Inc. (PPG) (the New OLED Materials Agreement), which replaced the original OLED Materials Agreement with PPG, effective as of October 1, 2011. The term of the New OLED Materials Agreement, by amendment in February 2021, runs through December 31, 2024, and thereafter is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three months ended March 31, 2022 and 2021.

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

The Company recorded research and development expense of $1.5 million for both three-month periods ended March 31, 2022 and 2021, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of March 31, 2022, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of March 31, 2022, the Company had issued 49,099,830 shares of common stock, of which 47,734,182 were outstanding. During the three months ended March 31, 2022 and 2021, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the three months ended March 31, 2022 and 2021, the Company granted a total of 2,024 and 1,400 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2021 and 2020, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

Dividends

During the three months ended March 31, 2022, the Company declared and paid cash dividends of $0.30 per common share, or $14.2 million, on the Company’s outstanding common stock.

On May 3, 2022, the Company’s Board of Directors declared a second quarter dividend of $0.30 per share to be paid on June 30, 2022 to all shareholders of record of the Company’s common stock as of the close of business on June 16, 2022. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive loss before reclassification	(3,935)	—	(234)	(4,169)
Reclassification to net income (1)	—	509	—	509	Selling, general and administrative, research and development and cost of sales
Change during period	(3,935)	509	(234)	(3,660)
Balance March 31, 2022, net of tax	$(4,077)	$(17,510)	$(308)	$(21,895)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive loss before reclassification	(58)	—	(106)	(164)
Reclassification to net income (1)	—	1,174	—	1,174	Selling, general and administrative, research and development and cost of sales
Change during period	(58)	1,174	(106)	1,010
Balance March 31, 2021, net of tax	$33	$(34,901)	$(141)	$(35,009)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $509,000 and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
(2)
Refer to Note 17: Supplemental Executive Retirement Plan.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through March 31, 2022, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2022, there were 1,579,746 shares that remained available to be granted under the Equity Compensation Plan.

Restricted Stock Awards and Units

The Company has issued restricted stock awards and units to employees and non-employees with vesting terms of one to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant for awards granted to employees and equal to the market price at the end of the reporting period for unvested non-employee awards or upon the date of vesting for vested non-employee awards. Expense for restricted stock awards and units is amortized ratably over the vesting period for the awards issued to employees and using a graded vesting method for the awards issued to non-employees.

During the three months ended March 31, 2022, the Company granted 100,134 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $15.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2022 and 2021, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $4.0 million and $3.6 million, respectively, research and development expense of $1.5 million and $1.2 million, respectively, and cost of sales of $518,000 and $557,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2022 and 2021, 49,794 and 48,824 shares, respectively, with aggregate fair values of $7.8 million and $9.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended March 31, 2022 and 2021, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $120,000 and $36,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2022 and 2021, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $309,000 and $294,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 2,196 and 1,353 shares, respectively, during the three months ended March 31, 2022 and 2021.

Performance Unit Awards

Each performance unit award is subject to both a performance-vesting requirement (either performance-based or market-based) and a service-vesting requirement. The performance-based vesting requirement is tied to EBITDA and cash flow achievement, as measured over a specific performance period. The market-based vesting requirement is tied to the Company's total shareholder return (TSR) relative to the TSR of companies comprising the Nasdaq Electronics Components Index, as measured over a three-year performance period. The maximum number of performance units that may vest based on performance is three times the shares granted. Further, if the Company's total shareholder return is negative, the performance units will not vest at all.

During the three months ended March 31, 2022, the Company granted 100,621 performance units, of which 50,309 units are subject to performance-based vesting requirements based on EBITDA, 25,156 units are subject to performance-based vesting requirements based on the Company's achievement of cash from operations, and 25,156 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $15.2 million for the three months ended March 31, 2022, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended March 31, 2022 and 2021, the Company recorded selling, general and administrative expense of $68,000 and credit of $211,000, respectively, research and development credit of $28,000 and $56,000, respectively, and cost of sales credit of $19,000 and $35,000, respectively, related to the performance units.

In connection with the vesting of performance units during the three months ended March 31, 2022 and 2021, 563 and 1,224 shares, respectively, with an aggregate fair value of $88,000 and $231,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2022 and 2021, the Company issued 2,875 and 1,782 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $403,000 and $348,000, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded charges of $25,000 and $23,000, respectively, to selling, general and administrative expense, $51,000 and $36,000, respectively, to research and development expense, and $29,000 and $25,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

17. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2022, there were eight participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Service cost	$361	$428
Interest cost	346	291
Amortization of prior service cost	280	275
Amortization of loss	372	1,234
Total net periodic benefit cost	$1,359	$2,228

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2022 and December 31, 2021, the Company had purchase commitments for inventory of $42.3 million and $25.7 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2022	2021	March 31, 2022
A	40%	36%	$8,216
B	27%	23%	$42,813
C	15%	20%	$20,622
D	7%	12%	$6,870

Revenues from outside of North America represented approximately 97% for both three-month periods ended March 31, 2022 and 2021. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2022	2021
South Korea	$89,687	$67,975
China	55,400	60,504
Japan	1,053	1,315
Other non-U.S. locations	300	825
Total non-U.S. locations	146,440	130,619
United States	4,030	3,381
Total revenue	$150,470	$134,000

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2022	December 31, 2021
United States	$115,760	$115,004
Other	16,119	13,828
Total long-lived assets	$131,879	$128,832

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 20.1% and 18.9% for the three months ended March 31, 2022 and 2021, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to the benefit of income taxed in foreign jurisdictions partially offset by nondeductible employee compensation and U.S. international tax (GILTI and Subpart F). The Company recorded an income tax expense of $12.5 million and $12.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million each year since the year ended December 31, 2018. Based on the Korean Supreme Court decision, in October 2021, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for over-withheld taxes from 2018 to the second quarter of 2021. The Company has been advised by a leading Korean law firm that there is a more-likely-than-not chance of success. As a result, as of March 31, 2022 and December 31, 2021, the Company has recorded a long-term asset of $56.6 million and $53.2 million, respectively, representing the allocation of withholding to non-Korean patents. Also, as of March 31, 2022 and December 31, 2021, the Company has recorded a long-term liability of $34.8 million and $31.6 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure (MAP) which was accepted by the KNTS on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. The Internal Revenue Service and KNTS are currently exchanging information with respect to the MAP. No further notable progress has been made since the last quarter. A long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S.

tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the March 31, 2022 and December 31, 2021 Consolidated Balance Sheets for this matter.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a leading Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlying intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of December 31, 2021. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue and the ruling was affirmed by the Korean High Court in August 2021. The KNTS appealed the ruling to the Korean Supreme Court. On January 13, 2022, the Korean Supreme Court dismissed the appeal from the KNTS. UDC Ireland recovered the charge of $13.2 million for withholding plus interest for the three-year period during February 2022.

The Company’s federal income tax returns for the years 2018 to 2021 are open and subject to examination. The Company's state and foreign tax returns are open for a period of generally three to four years.

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

For both three month periods ended March 31, 2022 and 2021, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2022
Accounts receivable	$104,947
Short-term unbilled receivables	12,774
Long-term unbilled receivables	—
Short-term deferred revenue	111,778
Long-term deferred revenue	31,735

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at March 31, 2022 will be recognized as materials are shipped to customers over the remaining contract periods. As of March 31, 2022, the Company had $23.8 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31, 2022
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	57,594
Increases due to cash received	—	(45,891)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	1,865
Unbilled receivables recorded, net	4,647	—
Net change	4,647	13,568
Balance at March 31, 2022	$12,774	$(143,513)

	Three Months Ended March 31, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue, net	—	33,439
Increases due to cash received	—	(53,000)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	3,738
Unbilled receivables recorded, net	20,471	—
Transferred to receivables from unbilled receivables	(6,000)	—
Net change	14,471	(15,823)
Balance at March 31, 2021	$24,900	$(178,124)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for the three months ended March 31, 2022 decreased by $1.9 million as compared to the three months ended March 31, 2021.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	March 31,
	2022	2021
Numerator:
Net income	$49,970	$51,687
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(325)	(358)
Adjusted net income	$49,645	$51,329
Denominator:
Weighted average common shares outstanding – Basic	47,369,764	47,267,921
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	191	165
Restricted stock awards and units and performance units	70,326	61,618
Weighted average common shares outstanding – Diluted	47,440,281	47,329,704
Net income per common share:
Basic	$1.05	$1.09
Diluted	$1.05	$1.08

For the three months ended March 31, 2022 and 2021, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 14,298 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2022, Adesis employed a team of 127 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of March 31, 2022, OVJP employed a team of 23 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the

OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact during the year ended December 31, 2021 and the three months ended March 31, 2022. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow. We continue to actively monitor the COVID-19 situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and on our financial results for the remainder of the 2022 fiscal year.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
REVENUE:
Material sales	$86,691	$79,808	$6,883
Royalty and license fees	59,802	50,886	8,916
Contract research services	3,977	3,306	671
Total revenue	150,470	134,000	16,470
COST OF SALES	33,163	23,298	9,865
Gross margin	117,307	110,702	6,605
OPERATING EXPENSES:
Research and development	26,545	23,305	3,240
Selling, general and administrative	21,062	16,404	4,658
Amortization of acquired technology and other intangible assets	5,498	5,488	10
Patent costs	1,798	1,835	(37)
Royalty and license expense	154	112	42
Total operating expenses	55,057	47,144	7,913
OPERATING INCOME	62,250	63,558	(1,308)
Interest income, net	291	133	158
Other (loss) income, net	(34)	59	(93)
Interest and other income, net	257	192	65
INCOME BEFORE INCOME TAXES	62,507	63,750	(1,243)
INCOME TAX EXPENSE	(12,537)	(12,063)	(474)
NET INCOME	$49,970	$51,687	$(1,717)

Revenue

Our total material sales were $86.7 million for the three months ended March 31, 2022, as compared to $79.8 million for the three months ended March 31, 2021, an increase of 9% with a commensurate increase in unit material volume of 16%. The increase in material sales was due to strengthened demand for OLED products utilizing our emitter material.

•
Green emitter sales for the three months ended March 31, 2022, which include our yellow-green emitters, were $66.4 million as compared to $60.5 million for the three months ended March 31, 2021, with unit material volumes increasing by 18%.
•
Red emitter sales for the three months ended March 31, 2022 were $20.2 million as compared to $19.1 million for the three months ended March 31, 2021, with unit material volumes increasing by 8%.

Revenue from royalty and license fees was $59.8 million for the three months ended March 31, 2022 as compared to $50.9 million for the three months ended March 31, 2021, an increase of 18%. This increase was primarily due to an overall strengthening of our customers’ sales of royalty-bearing OLED licensed products.

Contract research services revenue was $4.0 million for the three months ended March 31, 2022 as compared to $3.3 million for the three months ended March 31, 2021, an increase of 20%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended March 31, 2022 increased by $9.9 million as compared to the three months ended March 31, 2021, primarily due to increases in the level of material sales and manufacturing costs and higher per unit material costs. Included in the cost of sales for the three months ended March 31, 2022 and 2021 was an increase in inventory reserve of $84,000 and $667,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the three months ended March 31, 2022 increased by $6.6 million as compared to the three months ended March 31, 2021, with gross margin as a percentage of revenue decreasing to 78% from 83%.

Research and development

Research and development expenses increased to $26.5 million for the three months ended March 31, 2022, as compared to $23.3 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $21.1 million for the three months ended March 31, 2022, as compared to $16.4 million for the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses, increased pre-production costs associated with the new manufacturing facility in Shannon, Ireland, as well as an increase in depreciation expenses resulting from corporate expansion.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both three-month periods ended March 31, 2022 and 2021.

Patent costs

Patent costs were $1.8 million for both three-month periods ended March 31, 2022 and 2021.

Royalty and license expense

Royalty and license expense increased to $154,000 for the three months ended March 31, 2022, as compared to $112,000 for the three months ended March 31, 2021. The increase was due to increased royalties incurred under the 1997 Amended License Agreement, resulting from an increase in qualifying material sales. See Note 11 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $291,000 for the three months ended March 31, 2022, as compared to $133,000 for the three months ended March 31, 2021. The increase in interest income, net was primarily due to higher available-for-sale investment balances as well as an increase in bond yields on available-for-sale investments held during the three months ended March 31, 2022 compared to bond yields on available-for-sale investments held during the three months ended March 31, 2021. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $34,000 for the three months ended March 31, 2022 as compared to other income, net of $59,000 for the three months ended March 31, 2021.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 20.1% and 18.9% for the three months ended March 31, 2022 and 2021, respectively, and we recorded income tax expense of $12.5 million and $12.1 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of March 31, 2022, we had cash and cash equivalents of $357.4 million, short-term investments of $325.1 million, and long-term U.S. Government bond investments of $155.6 million for a total of $838.1 million. This compares to cash and cash equivalents of $312.0 million, short-term investments of $351.2 million, and long-term U.S. Government bond investments of $159.6 million for a total of $822.8 million as of December 31, 2021.

Cash provided by operating activities for the three months ended March 31, 2022 was $52.6 million resulting from $50.0 million of net income and $49.3 million due to changes in our operating assets and liabilities, partially offset by a $46.7 million reduction due to non-cash items including amortization of deferred revenue, stock-based compensation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $45.9 million, an increase in other liabilities of $8.2 million, a decrease in other assets of $6.0 million and a decrease in accounts receivable of $2.7 million, partially offset by an increase in inventory of $9.2 million and a decrease in accounts payable and accrued expenses of $4.3 million.

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

Cash provided by investing activities was $14.6 million for the three months ended March 31, 2022, as compared to $85.5 million for the three months ended March 31, 2021. The decrease was due to the timing of maturities and purchases of investments resulting in net maturities of $25.3 million for the three months ended March 31, 2022, as compared to $95.8 million for the three months ended March 31, 2021, and an increase in purchases of intangibles and property, plant and equipment of $527,000 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in property, plant and equipment purchases during 2022 was primarily due to improvements to our facilities in Ewing, New Jersey.

Cash used in financing activities was $21.7 million for the three months ended March 31, 2022, as compared to $18.8 million for the three months ended March 31, 2021. The increase was due to an increase in the cash payment of dividends in the current year of $4.8, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.7 million and an increase in the proceeds from issuance of common stock of $55,000.

Working capital was $781.5 million as of March 31, 2022, as compared to $738.0 million as of December 31, 2021. The increase was primarily due to an increase in cash and cash equivalents and a decrease in accrued expenses, partially offset by a decrease in short term investments.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At this time, based on its current knowledge, we believe that the patent being challenged should be declared valid and that a significant portion of our claims should be upheld. However, the we cannot make any assurances of this result.

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, we may have other proceedings that are pending which relate to patents we acquired as part of the Fujifilm or BASF OLED patent acquisitions or which relate to technologies that are not currently widely used in the marketplace.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: May 5, 2022	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary