Form 10-Q
period 2022-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2022-08-04
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had outstanding 47,229,055 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213,896	$311,993
Short-term investments	439,449	351,194
Accounts receivable	74,933	107,639
Inventory	165,635	134,160
Other current assets	38,244	20,948
Total current assets	932,157	925,934
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $103,881 and $92,461	138,028	128,832
ACQUIRED TECHNOLOGY, net of accumulated amortization of $183,928 and $173,635	39,375	49,668
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,273 and $7,565	9,015	9,711
GOODWILL	15,535	15,535
INVESTMENTS	200,142	168,076
DEFERRED INCOME TAXES	36,998	33,453
OTHER ASSETS	128,188	135,710
TOTAL ASSETS	$1,499,438	$1,466,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,048	$14,955
Accrued expenses	38,757	45,474
Deferred revenue	99,106	120,864
Other current liabilities	3,302	6,645
Total current liabilities	155,213	187,938
DEFERRED REVENUE	30,021	36,217
RETIREMENT PLAN BENEFIT LIABILITY	68,188	66,773
OTHER LIABILITIES	80,707	76,077
Total liabilities	334,129	367,005
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,115,444 and 49,065,924 shares issued, and 47,749,796 and 47,700,276 shares outstanding, at June 30, 2022 and December 31, 2021, respectively	491	491
Additional paid-in capital	666,087	658,728
Retained earnings	563,191	500,212
Accumulated other comprehensive loss	(23,178)	(18,235)
Treasury stock, at cost (1,365,648 shares at June 30, 2022 and December 31, 2021)	(41,284)	(41,284)
Total shareholders’ equity	1,165,309	1,099,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,499,438	$1,466,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Material sales	$71,869	$77,438	$158,560	$157,246
Royalty and license fees	60,278	48,212	120,080	99,098
Contract research services	4,414	4,010	8,391	7,316
Total revenue	136,561	129,660	287,031	263,660
COST OF SALES	27,239	27,969	60,402	51,267
Gross margin	109,322	101,691	226,629	212,393
OPERATING EXPENSES:
Research and development	28,197	24,101	54,742	47,406
Selling, general and administrative	19,869	20,239	40,931	36,643
Amortization of acquired technology and other intangible assets	5,502	5,497	11,000	10,985
Patent costs	2,259	1,809	4,057	3,644
Royalty and license expense	181	149	335	261
Total operating expenses	56,008	51,795	111,065	98,939
OPERATING INCOME	53,314	49,896	115,564	113,454
Interest income, net	1,583	75	1,874	208
Other income, net	89	221	55	280
Interest and other income, net	1,672	296	1,929	488
INCOME BEFORE INCOME TAXES	54,986	50,192	117,493	113,942
INCOME TAX EXPENSE	(13,484)	(9,651)	(26,021)	(21,714)
NET INCOME	$41,502	$40,541	$91,472	$92,228
NET INCOME PER COMMON SHARE:
BASIC	$0.87	$0.85	$1.92	$1.94
DILUTED	$0.87	$0.85	$1.92	$1.94
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,393,830	47,299,627	47,381,864	47,284,773
DILUTED	47,457,892	47,356,864	47,451,354	47,347,596
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20	$0.60	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$41,502	$40,541	$91,472	$92,228
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $450, $7, $1,547 and $9, respectively	(1,616)	26	(5,551)	(32)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $142, $334, $285 and $669, respectively	509	1,174	1,018	2,348
Change in cumulative foreign currency translation adjustment	(176)	37	(410)	(69)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,283)	1,237	(4,943)	2,247
COMPREHENSIVE INCOME	$40,219	$41,778	$86,529	$94,475

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2022
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, MARCH 31, 2022	200,000	$2	49,099,830	$491	$658,050	$535,936	$(21,895)	1,365,648	$(41,284)	$1,131,300
Net income	—	—	—	—	—	41,502	—	—	—	41,502
Other comprehensive loss	—	—	—	—	—	—	(1,283)	—	—	(1,283)
Cash dividend	—	—	—	—	—	(14,247)	—	—	—	(14,247)
Issuance of common stock to employees	—	—	14,386	—	7,959	—	—	—	—	7,959
Shares withheld for employee taxes	—	—	(6,135)	—	(948)	—	—	—	—	(948)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	2,196	—	344	—	—	—	—	344
Issuance of common stock to employees under an ESPP	—	—	5,167	—	682	—	—	—	—	682
BALANCE, JUNE 30, 2022	200,000	$2	49,115,444	$491	$666,087	$563,191	$(23,178)	1,365,648	$(41,284)	$1,165,309

	Six Months Ended June 30, 2022
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2021	200,000	$2	49,065,924	$491	$658,728	$500,212	$(18,235)	1,365,648	$(41,284)	$1,099,914
Net income	—	—	—	—	—	91,472	—	—	—	91,472
Other comprehensive loss	—	—	—	—	—	—	(4,943)	—	—	(4,943)
Cash dividend	—	—	—	—	—	(28,493)	—	—	—	(28,493)
Issuance of common stock to employees	—	—	62,134	—	13,938	—	—	—	—	13,938
Shares withheld for employee taxes	—	—	(28,482)	—	(8,844)	—	—	—	—	(8,844)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	7,826	—	1,074	—	—	—	—	1,074
Issuance of common stock to employees under an ESPP	—	—	8,042	—	1,191	—	—	—	—	1,191
BALANCE, JUNE 30, 2022	200,000	$2	49,115,444	$491	$666,087	$563,191	$(23,178)	1,365,648	$(41,284)	$1,165,309

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,472	$92,228
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables, net	(125,196)	(110,993)
Depreciation	11,529	9,229
Amortization of intangibles	11,000	10,985
Change in excess inventory reserve	688	1,117
Amortization of premium and discount on investments, net	(1,027)	(128)
Stock-based compensation to employees	14,282	14,624
Stock-based compensation to Board of Directors and Scientific Advisory Board	774	704
Deferred income tax (benefit) expense	(2,282)	1,458
Retirement plan expense	2,718	4,457
Decrease (increase) in assets:
Accounts receivable	32,706	(17,368)
Inventory	(32,163)	(14,179)
Other current assets	(13,030)	(5,712)
Other assets	7,522	(15,005)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(7,126)	(17,036)
Other current liabilities	(3,343)	(2,536)
Deferred revenue	92,976	92,816
Other liabilities	4,630	14,455
Net cash provided by operating activities	86,130	59,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,336)	(20,668)
Purchases of intangibles	(12)	(394)
Purchases of investments	(287,919)	(193,951)
Proceeds from sale and maturity of investments	161,530	100,000
Net cash used in investing activities	(147,737)	(115,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	847	787
Payment of withholding taxes related to stock-based compensation to employees	(8,844)	(13,018)
Cash dividends paid	(28,493)	(18,970)
Net cash used in financing activities	(36,490)	(31,201)
DECREASE IN CASH AND CASH EQUIVALENTS	(98,097)	(87,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	311,993	630,012
CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,896	$542,914
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(7,095)	$(35)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	611	366

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS:

Universal Display Corporation and its subsidiaries (the Company) is a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light and can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. The Company believes this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. The Company also believes that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. The Company’s technology leadership, intellectual property position, and more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable the Company to continue to share in the revenues from OLED displays and lighting products as they gain wider acceptance.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2022, the Company had no leases that qualified as financing arrangements.

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

The rights and benefits to the Company’s OLED technologies are conveyed to the customer through technology license agreements and material supply agreements. The Company believes that the licenses and materials sold under these combined agreements are not distinct from each other for financial reporting purposes and as such, they are accounted for as a single performance obligation. Accordingly, total contract consideration is estimated and recognized over the contract term based on material units sold at the estimated per unit fee over the life of the contract. Total contract consideration is allocated to material sales and royalty and licensing fees on the Consolidated Statements of Income based on contract pricing.

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

In 2018, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, the Company granted certain of Visionox’s affiliates a non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company supplies phosphorescent OLED materials to Visionox for use in its licensed products. In 2021, the Company announced that it had extended the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

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

Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

Fair Value of Equity Investments. In 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024, and the Company is evaluating the potential impact of this standard on its investments.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
June 30, 2022
Cash accounts in banking institutions	$174,235	$—	$—	$174,235
Money market accounts	12,670	—	—	12,670
Corporate bonds	26,991	—	—	26,991
	$213,896	$—	$—	$213,896
December 31, 2021
Cash accounts in banking institutions	$256,878	$—	$—	$256,878
Money market accounts	55,115	—	—	55,115
	$311,993	$—	$—	$311,993

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
June 30, 2022
Corporate bonds	$257,133	$—	$(791)	$256,342
U.S. Government bonds	184,307	8	(1,208)	183,107
	$441,440	$8	$(1,999)	$439,449
December 31, 2021
Certificates of deposit	$240	$—	$—	$240
Corporate bonds	226,448	3	(97)	226,354
U.S. Government bonds	124,611	—	(11)	124,600
	$351,299	$3	$(108)	$351,194

Long-term Corporate Bonds and U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
June 30, 2022
Corporate bonds	$1,768	$—	$(204)	$1,564
U.S. Government bonds	184,698	7	(5,135)	179,570
	$186,466	$7	$(5,339)	$181,134
December 31, 2021
U.S. Government bonds	$159,692	$10	$(134)	$159,568
	$159,692	$10	$(134)	$159,568

Long-term Minority Investments and Convertible Notes

The Company’s portfolio of minority investments and convertible notes consist of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of June 30, 2022, the Company had four minority investments with a total carrying value of $15.0 million accounted for as equity securities without readily determinable fair values. As of June 30, 2022, the Company had one convertible note investment with a fair value of $4.0 million accounted for as an available-for-sale debt security with a level 3 fair value measurement.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$39,661	$39,661	$—	$—
Short-term investments	439,449	439,449	—	—
Long-term U.S. Government bonds investments	179,570	179,570	—	—
Convertible notes	4,000	—	—	4,000

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$55,115	$55,115	$—	$—
Short-term investments	351,194	351,194	—	—
Long-term U.S. Government bonds investments	159,568	159,568	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of June 30, 2022 or December 31, 2021.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$92,032	$75,227
Work-in-process	16,536	16,065
Finished goods	57,067	42,868
Inventory	$165,635	$134,160

The Company recorded an increase in inventory reserve of $604,000 and $450,000 for the three months ended June 30, 2022 and 2021, respectively, and $688,000 and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$2,642	$2,642
Building and improvements	83,475	76,600
Office and lab equipment	119,499	107,168
Furniture, fixtures and computer related assets	17,087	16,221
Construction-in-progress	19,206	18,662
	241,909	221,293
Less: Accumulated depreciation	(103,881)	(92,461)
Property and equipment, net	$138,028	$128,832

Depreciation expense was $5.9 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively, and $11.5 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Acquired Technology

Acquired technology consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	462	462
	223,303	223,303
Less: Accumulated amortization	(183,928)	(173,635)
Acquired technology, net	$39,375	$49,668

Amortization expense related to acquired technology was $5.1 million for both three-month periods ended June 30, 2022 and 2021, and $10.3 million for both six-month periods ended June 30, 2022 and 2021. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $5.5 million for the six months ending December 31, 2022, $9.7 million in the year ending December 31, 2023, $9.6 million in each of the years ending December 31, 2024 and 2025, $4.8 million in the year ending December 31, 2026 and $200,000 in total thereafter.

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

At June 30, 2022, these other intangible assets consist of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(5,426)	$5,094
Developed IP, processes and recipes	4,820	(1,908)	2,912
Trade name/Trademarks	1,500	(893)	607
Other	448	(46)	402
Total identifiable other intangible assets	$17,288	$(8,273)	$9,015

Amortization expense related to other intangible assets was $355,000 and $351,000 for the three months ended June 30, 2022 and 2021, respectively, and $708,000 and $693,000 for the six months ended June 30, 2022 and 2021, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $717,000 for the six months ending December 31, 2022, $1.4 million for each of the next four fiscal years (2023 - 2026) and $2.7 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-term taxes receivable	$96,701	$103,260
Right-of-use assets	28,544	30,614
Other long-term assets	2,943	1,836
Other assets	$128,188	$135,710

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2022, the Company did not have any finance leases and one additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,073	$757	$2,171	$1,372
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$5,351	$—	$10,071

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	June 30, 2022	December 31, 2021
Right-of-use assets	$28,544	$30,614
Short-term lease liabilities	3,302	3,351
Long-term lease liabilities	25,242	27,263

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2022
Weighted average remaining lease term (in years)	8.1
Weighted average discount rate	2.8%

As of June 30, 2022, current operating leases had remaining terms between two months and nine years with options to extend the lease terms.

Undiscounted future minimum lease payments as of June 30, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2022 (1)	$2,005
2023	3,985
2024	3,933
2025	3,974
2026	3,986
Thereafter	13,944
Total lease payments	31,827
Less: Imputed interest	(3,283)
Present value of lease payments	$28,544

(1)
Scheduled maturities of lease liabilities represent the period from July 1, 2022 to December 31, 2022.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Compensation	$19,423	$27,686
PPG agreements	11,330	8,853
Research and development agreements	2,053	1,469
Consulting	1,802	1,314
Professional fees	828	1,000
Royalties	335	691
Other	2,986	4,461
Accrued expenses	$38,757	$45,474

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $181,000 and $149,000 for the three months ended June 30, 2022 and 2021, respectively, and $335,000 and $261,000 for the six months ended June 30, 2022 and 2021, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of June 30, 2022, the Company was obligated to pay USC up to $2.4 million for work to be performed during the remaining term of the research agreement. The Company recorded research and development expense in connection with work performed under the agreement of $256,000 and $394,000 for the three months ended June 30, 2022 and 2021, respectively, and $451,000 and $679,000 for the six months ended June 30, 2022 and 2021, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-term taxes payable	$54,315	$47,791
Long-term lease liabilities	25,242	27,263
Other long-term liabilities	1,150	1,023
Other liabilities	$80,707	$76,077

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

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares were issued for services to PPG for the three or six months ended June 30, 2022 and 2021.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

In February 2021, the Company entered into an amendment to the New OLED Materials Agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to UDC Ireland, at the Company’s new manufacturing site in Shannon, Ireland, currently being leased by UDC Ireland’s wholly-owned subsidiary, OMM, for the production of OLED materials. Facility improvements have been completed and operations started to commence in June 2022. As with the initial New OLED Materials Agreement, the Company will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $796,000 and $738,000 for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of June 30, 2022, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of June 30, 2022, the Company had issued 49,115,444 shares of common stock, of which 47,749,796 were outstanding. During the three and six months ended June 30, 2022 and 2021, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the six months ended June 30, 2022 and 2021, the Company granted a total of 2,024 and 1,400 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2021 and 2020, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both six-month periods.

Dividends

During the three months ended June 30, 2022, the Company declared and paid cash dividends of $0.30 per common share, or $14.2 million, and during the six months ended June 30, 2022, the Company declared and paid cash dividends of $0.60 per common share, or $28.5 million, on the Company’s outstanding common stock.

On August 2, 2022, the Company’s Board of Directors declared a second quarter dividend of $0.30 per share to be paid on September 30, 2022 to all shareholders of record of the Company’s common stock as of the close of business on September 16, 2022. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive loss before reclassification	(5,551)	—	(410)	(5,961)
Reclassification to net income (1)	—	1,018	—	1,018	Selling, general and administrative, research and development and cost of sales
Change during period	(5,551)	1,018	(410)	(4,943)
Balance June 30, 2022, net of tax	$(5,693)	$(17,001)	$(484)	$(23,178)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive loss before reclassification	(32)	—	(69)	(101)
Reclassification to net income (1)	—	2,348	—	2,348	Selling, general and administrative, research and development and cost of sales
Change during period	(32)	2,348	(69)	2,247
Balance June 30, 2021, net of tax	$59	$(33,727)	$(104)	$(33,772)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.0 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.
(2)
Refer to Note 17: Supplemental Executive Retirement Plan.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through June 30, 2022, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of June 30, 2022, there were 1,579,626 shares that remained available to be granted under the Equity Compensation Plan.

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

During the six months ended June 30, 2022, the Company granted 100,741 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $15.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2022 and 2021, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.4 million and $4.1 million, respectively, research and development expense of $1.6 million and $1.3 million, respectively, and cost of sales of $567,000 and $711,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $7.4 million and $7.7 million, respectively, research and development expense of $3.1 million and $2.5 million, respectively, and cost of sales of $1.1 million and $1.3 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2022 and 2021, 1,616 and 14,660 shares, respectively, with aggregate fair values of $210,000 and $3.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2022 and 2021, 51,400 and 60,827 shares, respectively, with aggregate fair values of $8.0 million and $12.1 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended June 30, 2022 and 2021, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $31,000 and $76,000, respectively. For the six months ended June 30, 2022 and 2021, the

Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $151,000 and $112,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2022 and 2021, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $313,000 and $297,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $622,000 and $591,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 2,196 and 2,706 shares, respectively, during the three months ended June 30, 2022 and 2021.

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

During the six months ended June 30, 2022, the Company granted 100,621 performance units, of which 50,309 units are subject to performance-based vesting requirements based on EBITDA, 25,156 units are subject to performance-based vesting requirements based on the Company's achievement of cash from operations, and 25,156 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $15.2 million for the six months ended June 30, 2022, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended June 30, 2022 and 2021, the Company recorded selling, general and administrative expense of $1.7 million and $2.2 million, respectively, research and development expense of $413,000 and $596,000, respectively, and cost of sales of $256,000 and $366,000, respectively, related to the performance units. For the six months ended June 30, 2022 and 2021, the Company recorded selling, general and administrative expense of $1.8 million and $2.0 million, respectively, research and development expense of $385,000 and $503,000, respectively, and cost of sales of $237,000 and $332,000, respectively, related to the performance units.

In connection with the vesting of performance units during the six months ended June 30, 2022 and 2021, 5,082 and 3,881 shares, respectively, with an aggregate fair value of $826,000 and $875,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2022 and 2021, the Company issued 8,042 and 4,105 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $847,000 and $787,000, respectively.

For the three months ended June 30, 2022 and 2021, the Company recorded charges of $60,000 and $35,000, respectively, to selling, general and administrative expense, $113,000 and $58,000, respectively, to research and development expense, and $66,000 and $36,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the six months ended June 30, 2022 and 2021, the Company recorded charges of $85,000 and $58,000, respectively, to selling, general and administrative expense, $164,000 and $95,000, respectively, to research and development expense, and $95,000 and $60,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

17. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2022, there were eight participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$362	$429	$723	$857
Interest cost	346	292	692	583
Amortization of prior service cost	279	274	559	549
Amortization of loss	372	1,234	744	2,468
Total net periodic benefit cost	$1,359	$2,229	$2,718	$4,457

18. COMMITMENTS AND CONTINGENCIES:

Commitments

Under the current research agreement with USC, the Company is obligated to make certain payments to USC based on work performed by it under that agreement, and by the University of Michigan (Michigan) under a subcontractor agreement that Michigan has with USC.

Under the terms of the current license agreement among the Company, Princeton and USC, the Company makes royalty payments to Princeton. See Note 11 for further explanation.

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2022 and December 31, 2021, the Company had purchase commitments for inventory of $40.4 million and $25.7 million, respectively.

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

Opposition to European Patent No. 1390962

The European patent that is subject to the above opposition, which was described in prior filings, has now expired in accordance with its original term. Although the opposition proceedings on this patent may continue, the Company does not believe the expiration of the patent or the result of the proceedings will have any material impact on the Company’s material sales or licensing business or on the Company’s Consolidated Financial Statements, including its Consolidated Statements of Income, as a whole.

In addition to the above proceeding and now concluded proceedings which have been referenced in prior filings, from time to time, the Company may have other proceedings that are pending which relate to patents the Company acquired as part of the Fujifilm or BASF OLED patent acquisitions or which relate to technologies that are not currently widely used in the marketplace.

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended June 30,		% of Total Revenue for the Six Months Ended June 30,		Accounts Receivable as of
Customer	2022	2021	2022	2021	June 30, 2022
A	39%	51%	39%	43%	$10,467
B	30%	26%	29%	24%	$37,895
C	14%	15%	15%	18%	$4,892

Revenues from outside of North America represented approximately 97% for both three-month and six-month periods ended June 30, 2022 and 2021. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2022	2021	2022	2021
South Korea	$79,096	$86,324	$168,783	$154,299
China	51,180	36,308	106,580	96,812
Japan	1,392	2,001	2,445	3,316
Other non-U.S. locations	715	895	1,015	1,720
Total non-U.S. locations	132,383	125,528	278,823	256,147
United States	4,178	4,132	8,208	7,513
Total revenue	$136,561	$129,660	$287,031	$263,660

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$117,017	$115,004
Other	21,011	13,828
Total long-lived assets	$138,028	$128,832

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 24.5% and 19.2% for the three months ended June 30, 2022 and 2021, respectively, and 22.1% and 19.1% for the six months ended June 30, 2022 and 2021, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to nondeductible employee compensation and U.S. international tax (GILTI and Subpart F) partially offset by the benefit of income taxed in foreign jurisdictions. The Company recorded an income tax expense of $13.5 million and $9.7 million for the three months ended June 30, 2022 and 2021, respectively, and $26.0 million and $21.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million each year since the year ended December 31, 2018. Based on the Korean Supreme Court decision, in October 2021, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for over-withheld taxes from 2018 to the second quarter of 2021. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. The Company has also filed an administrative hearing request to the Korean Tax Tribunal in order to expedite the refund process. As of June 30, 2022 and December 31, 2021, the Company has recorded a long-term asset of $59.8 million and $53.2 million, respectively, representing the allocation of withholding to non-Korean patents. Also, as of June 30, 2022 and December 31, 2021, the Company has recorded a long-term liability of $38.1 million and $31.6 million, respectively, for estimated amounts due to the U.S. Federal government based on the amendment of U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the Company has decided to continue the U.S.-Korean Mutual Agreement Procedure (MAP) which was accepted by the KNTS on September 15, 2017. The Company believes that it is more-likely-than-not that a favorable settlement will be reached resulting in a reduction of the Korean withholding taxes previously withheld since 2011. As such, a long-term asset of $36.9 million for estimated refunds due from the Korean government, a long-term payable of $16.2 million for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts, and a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million has been recorded on the June 30, 2022 and December 31, 2021 Consolidated Balance Sheets for this matter. The Internal Revenue Service and the KNTS continue to deliberate the final outcome of the settlement.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that included the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding and interest for the three-year period. UDC Ireland has engaged a prominent Korean law firm which believes it is more-likely-than-not that UDC Ireland has beneficial ownership of the underlying intellectual property. Based on this authority, UDC Ireland has paid the assessment which is recorded as a long-term asset as of December 31, 2021. In September 2020, the Korean District Court ruled entirely in the favor of UDC Ireland on the beneficial ownership issue and the ruling was affirmed by the Korean High Court in August 2021. The KNTS appealed the ruling to the Korean Supreme Court. On January 13, 2022, the Korean Supreme Court dismissed the appeal from the KNTS. UDC Ireland recovered the charge of $13.2 million for withholding plus interest for the three-year period during February 2022.

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

For both three-month and six-month periods ended June 30, 2022 and 2021, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of June 30, 2022
Accounts receivable	$74,933
Short-term unbilled receivables	12,393
Long-term unbilled receivables	—
Short-term deferred revenue	99,106
Long-term deferred revenue	30,021

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance at June 30, 2022 will be recognized as materials are shipped to customers over the remaining contract periods. As of June 30, 2022, the Company had $23.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the six months ended June 30, 2022 and 2021, are as follows (in thousands):

	Six Months Ended June 30, 2022
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	110,258
Increases due to cash received	—	(92,976)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,672
Unbilled receivables recorded, net	4,266	—
Net change	4,266	27,954
Balance at June 30, 2022	$12,393	$(129,127)

	Six Months Ended June 30, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue, net	—	81,458
Increases due to cash received	—	(92,816)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	4,507
Unbilled receivables recorded, net	25,028	—
Transferred to receivables from unbilled receivables	(6,000)	—
Net change	19,028	(6,851)
Balance at June 30, 2021	$29,457	$(169,152)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for the six months ended June 30, 2022 increased by $6.2 million as compared to the six months ended June 30, 2021. The increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net was primarily due to a decrease in anticipated customer demand over their remaining contract lives.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$41,502	$40,541	$91,472	$92,228
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(235)	(247)	(557)	(602)
Adjusted net income	$41,267	$40,294	$90,915	$91,626
Denominator:
Weighted average common shares outstanding – Basic	47,393,830	47,299,627	47,381,864	47,284,773
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	894	204	1,085	369
Restricted stock awards and units and performance units	63,168	57,033	68,405	62,454
Weighted average common shares outstanding – Diluted	47,457,892	47,356,864	47,451,354	47,347,596
Net income per common share:
Basic	$0.87	$0.85	$1.92	$1.94
Diluted	$0.87	$0.85	$1.92	$1.94

For the three months ended June 30, 2022 and 2021, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 173,707 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2022 and 2021, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 57,058 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, we have granted certain of Visionox’s affiliates a non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we supply phosphorescent OLED materials to Visionox for use in its licensed products. In 2021, we announced an extension of the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

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

In 2016, we acquired Adesis, Inc. (Adesis) with operations in New Castle, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2022, Adesis employed a team of 121 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis in 2016, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of June 30, 2022, OVJP employed a team of 21 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the

OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

In February 2021, we announced the establishment of a new manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. The new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. Facility improvements have been completed and operations started to commence in June 2022.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact during the year ended December 31, 2021 and the six months ended June 30, 2022. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted through at least the end of the third quarter of 2022, including as a result of:

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
REVENUE:
Material sales	$71,869	$77,438	$(5,569)
Royalty and license fees	60,278	48,212	12,066
Contract research services	4,414	4,010	404
Total revenue	136,561	129,660	6,901
COST OF SALES	27,239	27,969	(730)
Gross margin	109,322	101,691	7,631
OPERATING EXPENSES:
Research and development	28,197	24,101	4,096
Selling, general and administrative	19,869	20,239	(370)
Amortization of acquired technology and other intangible assets	5,502	5,497	5
Patent costs	2,259	1,809	450
Royalty and license expense	181	149	32
Total operating expenses	56,008	51,795	4,213
OPERATING INCOME	53,314	49,896	3,418
Interest income, net	1,583	75	1,508
Other income, net	89	221	(132)
Interest and other income, net	1,672	296	1,376
INCOME BEFORE INCOME TAXES	54,986	50,192	4,794
INCOME TAX EXPENSE	(13,484)	(9,651)	(3,833)
NET INCOME	$41,502	$40,541	$961

Revenue

Our total material sales were $71.9 million for the three months ended June 30, 2022, as compared to $77.4 million for the three months ended June 30, 2021, a decrease of 7% with a commensurate decrease in unit material volume of 8%. The decrease in material sales was primarily due to near-term weakness in demand for OLED products utilizing our emitter material as a result of the deterioration in the overall global market economy.

•
Green emitter sales for the three months ended June 30, 2022, which include our yellow-green emitters, were $54.5 million as compared to $57.8 million for the three months ended June 30, 2021, with unit material volumes decreasing by 6%.
•
Red emitter sales for the three months ended June 30, 2022 were $17.3 million as compared to $19.5 million for the three months ended June 30, 2021, with unit material volumes decreasing by 13%.

Revenue from royalty and license fees was $60.3 million for the three months ended June 30, 2022 as compared to $48.2 million for the three months ended June 30, 2021, an increase of 25%. This increase was primarily due to an increase in the average contract royalty and license fee per gram assessed to our customers as measured under ASC 606 as a result of a reduction in the forecasted sales volume anticipated over the remaining lives of their respective contracts.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $8.8 million for the three months ended June 30, 2022, primarily due to the decrease in anticipated customer demand over their remaining contract lives, resulting from the deterioration in the global market economy. At this time, much uncertainty exists as to the projected duration and intensity of this global market deterioration and the extent to which it will negatively impact our customer's near-term production requirements.

Contract research services revenue was $4.4 million for the three months ended June 30, 2022 as compared to $4.0 million for the three months ended June 30, 2021, an increase of 10%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended June 30, 2022 decreased by $730,000 as compared to the three months ended June 30, 2021, primarily due to a decrease in the level of material sales, partially offset by increases in manufacturing costs and higher per unit material costs. Included in the cost of sales for the three months ended June 30, 2022 and 2021 was an increase in inventory reserve of $604,000 and $450,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from royalty and license fees, partially offset by a decrease in revenue from material sales, gross margin for the three months ended June 30, 2022 increased by $7.6 million as compared to the three months ended June 30, 2021, with gross margin as a percentage of revenue increasing to 80% from 78%.

Research and development

Research and development expenses increased to $28.2 million for the three months ended June 30, 2022, as compared to $24.1 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses decreased to $19.9 million for the three months ended June 30, 2022, as compared to $20.2 million for the three months ended June 30, 2021. The decrease in selling, general and administrative expenses was primarily due to lower employee-related compensation expenses, partially offset by increased pre-production costs associated with the new manufacturing facility in Shannon, Ireland, as well as an increase in depreciation expense resulting from corporate expansion.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $5.5 million for both three-month periods ended June 30, 2022 and 2021.

Patent costs

Patent costs increased to $2.3 million for the three months ended June 30, 2022, as compared to $1.8 million for the three months ended June 30, 2021. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $181,000 for the three months ended June 30, 2022, as compared to $149,000 for the three months ended June 30, 2021. The increase was due to increased royalties incurred under the 1997 Amended License Agreement, resulting from an increase in qualifying material sales. See Note 11 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $1.6 million for the three months ended June 30, 2022, as compared to $75,000 for the three months ended June 30, 2021. The increase in interest income, net was primarily due to higher available-for-sale investment balances as well as an increase in bond yields on available-for-sale investments held during the three months ended June 30, 2022 compared to bond yields on available-for-sale investments held during the three months ended June 30, 2021. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $89,000 for the three months ended June 30, 2022 as compared to $221,000 for the three months ended June 30, 2021.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 24.5% and 19.2% for the three months ended June 30, 2022 and 2021, respectively, and we recorded income tax expense of $13.5 million and $9.7 million, respectively, for those periods.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
REVENUE:
Material sales	$158,560	$157,246	$1,314
Royalty and license fees	120,080	99,098	20,982
Contract research services	8,391	7,316	1,075
Total revenue	287,031	263,660	23,371
COST OF SALES	60,402	51,267	9,135
Gross margin	226,629	212,393	14,236
OPERATING EXPENSES:
Research and development	54,742	47,406	7,336
Selling, general and administrative	40,931	36,643	4,288
Amortization of acquired technology and other intangible assets	11,000	10,985	15
Patent costs	4,057	3,644	413
Royalty and license expense	335	261	74
Total operating expenses	111,065	98,939	12,126
OPERATING INCOME	115,564	113,454	2,110
Interest income, net	1,874	208	1,666
Other income, net	55	280	(225)
Interest and other income, net	1,929	488	1,441
INCOME BEFORE INCOME TAXES	117,493	113,942	3,551
INCOME TAX EXPENSE	(26,021)	(21,714)	(4,307)
NET INCOME	$91,472	$92,228	$(756)

Revenue

Our total material sales were $158.6 million for the six months ended June 30, 2022, as compared to $157.2 million for the six months ended June 30, 2021, an increase of 1% with a commensurate increase in unit material volume of 4%.

•
Green emitter sales for the six months ended June 30, 2022, which include our yellow-green emitters, were $120.9 million as compared to $118.4 million for the six months ended June 30, 2021, with unit material volumes increasing by 6%.
•
Red emitter sales for the six months ended June 30, 2022 were $37.4 million as compared to $38.6 million for the six months ended June 30, 2021, with unit material volumes decreasing by 3%.

Revenue from royalty and license fees was $120.1 million for the six months ended June 30, 2022 as compared to $99.1 million for the six months ended June 30, 2021, an increase of 21%. This increase was primarily due to an increase in the average contract royalty and license fee per gram assessed to our customers as measured under ASC 606 as a result of a reduction in the forecasted sales volume anticipated over the remaining lives of their respective contracts.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $10.7 million for the six months ended June 30, 2022, primarily due to the decrease in anticipated customer demand over their remaining contract lives, resulting from the deterioration in the global market economy. At this time, much uncertainty exists as to the projected duration and intensity of this global market deterioration and the extent to which it will negatively impact our customer's near-term production requirements.

Contract research services revenue was $8.4 million for the six months ended June 30, 2022 as compared to $7.3 million for the six months ended June 30, 2021, an increase of 15%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the six months ended June 30, 2022 increased by $9.1 million as compared to the six months ended June 30, 2021, primarily due to increases in the level of material sales and manufacturing costs and higher per unit material costs. Included in the cost of sales for the six months ended June 30, 2022 and 2021 was an increase in inventory reserve of $688,000 and $1.1 million, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from royalty and license fees, gross margin for the six months ended June 30, 2022 increased by $14.2 million as compared to the six months ended June 30, 2021, with gross margin as a percentage of revenue decreasing to 79% from 81%.

Research and development

Research and development expenses increased to $54.7 million for the six months ended June 30, 2022, as compared to $47.4 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $40.9 million for the six months ended June 30, 2022, as compared to $36.6 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to higher employee-related compensation expenses, increased pre-production costs associated with the new manufacturing facility in Shannon, Ireland, as well as an increase in depreciation expense resulting from corporate expansion.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $11.0 million for both six-month periods ended June 30, 2022 and 2021.

Patent costs

Patent costs increased to $4.1 million for the six months ended June 30, 2022, as compared to $3.6 million for the six months ended June 30, 2021. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $335,000 for the six months ended June 30, 2022, as compared to $261,000 for the six months ended June 30, 2021. The increase was due to increased royalties incurred under the 1997 Amended License Agreement, resulting from an increase in qualifying material sales. See Note 11 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $1.9 million for the six months ended June 30, 2022, as compared to $208,000 for the six months ended June 30, 2021. The increase in interest income, net was primarily due to higher available-for-sale investment balances as well as an increase in bond yields on available-for-sale investments held during the six months ended June 30, 2022 compared to bond yields on available-for-sale investments held during the six months ended June 30, 2021. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $55,000 for the six months ended June 30, 2022 as compared to $280,000 for the six months ended June 30, 2021.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 22.1% and 19.1% for the six months ended June 30, 2022 and 2021, respectively, and we recorded income tax expense of $26.0 million and $21.7 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of June 30, 2022, we had cash and cash equivalents of $213.9 million, short-term investments of $439.5 million, and long-term corporate bonds and U.S. Government bonds investments of $181.1 million for a total of $834.5 million. This compares to cash and cash equivalents of $312.0 million, short-term investments of $351.2 million, and long-term U.S. Government bond investments of $159.6 million for a total of $822.8 million as of December 31, 2021.

Cash provided by operating activities for the six months ended June 30, 2022 was $86.1 million resulting from $91.5 million of net income and $82.1 million due to changes in our operating assets and liabilities, partially offset by a $87.5 million reduction due to non-cash items including amortization of deferred revenue, stock-based compensation, depreciation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $93.0 million, a decrease in accounts receivable of $32.7 million and an increase in other liabilities of $1.3 million, partially offset by an increase in inventory of $32.2 million, a decrease in accounts payable and accrued expenses of $7.2 million and an increase in other assets of $5.5 million.

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

Cash used in investing activities was $147.7 million for the six months ended June 30, 2022, as compared to $115.0 million for the six months ended June 30, 2021. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $126.4 million for the six months ended June 30, 2022, as compared to $94.0 million for the six months ended June 30, 2021, and an increase in purchases of intangibles and property, plant and equipment of $286,000 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in property, plant and equipment purchases during the six months ended June 30, 2022 was primarily due to the new manufacturing facility in Shannon, Ireland and improvements to our facilities in Ewing, New Jersey.

Cash used in financing activities was $36.5 million for the six months ended June 30, 2022, as compared to $31.2 million for the six months ended June 30, 2021. The increase was due to an increase in the cash payment of dividends in the current year of $9.5 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $4.2 million and an increase in the proceeds from issuance of common stock of $60,000.

Working capital was $776.9 million as of June 30, 2022, as compared to $738.0 million as of December 31, 2021. The increase was primarily due to increases in short-term investments, inventory and other current assets, and a decrease in deferred revenue, partially offset by decreases in cash and cash equivalents and accounts receivable.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opposition to European Patent No. 1390962

The European patent that is subject to the above opposition, which was described in prior filings, has expired in accordance with its original term. Although the opposition proceedings on this patent may continue, we do not believe the expiration of the patent or the result of the proceedings will have any material impact on our material sales or licensing business or on our Consolidated Financial Statements, including its Consolidated Statements of Income, as a whole.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: August 4, 2022	By: /s/ Sidney D. Rosenblatt
Sidney D. Rosenblatt
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary