Form 10-Q
period 2022-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2022-11-03
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had outstanding 47,236,557 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,750	$311,993
Short-term investments	501,051	351,194
Accounts receivable	78,193	107,639
Inventory	180,194	134,160
Other current assets	30,005	20,948
Total current assets	977,193	925,934
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $110,334 and $92,461	137,713	128,832
ACQUIRED TECHNOLOGY, net of accumulated amortization of $187,132 and $173,635	40,921	49,668
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,631 and $7,565	8,657	9,711
GOODWILL	15,535	15,535
INVESTMENTS	173,871	168,076
DEFERRED INCOME TAXES	43,005	33,453
OTHER ASSETS	133,428	135,710
TOTAL ASSETS	$1,530,323	$1,466,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,357	$14,955
Accrued expenses	49,975	45,474
Deferred revenue	67,254	120,864
Other current liabilities	7,613	6,645
Total current liabilities	138,199	187,938
DEFERRED REVENUE	26,761	36,217
RETIREMENT PLAN BENEFIT LIABILITY	67,305	66,773
OTHER LIABILITIES	86,233	76,077
Total liabilities	318,498	367,005
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,128,525 and 49,065,924 shares issued, and 47,762,877 and 47,700,276 shares outstanding, at September 30, 2022 and December 31, 2021, respectively	491	491
Additional paid-in capital	674,773	658,728
Retained earnings	602,399	500,212
Accumulated other comprehensive loss	(24,556)	(18,235)
Treasury stock, at cost (1,365,648 shares at September 30, 2022 and December 31, 2021)	(41,284)	(41,284)
Total shareholders’ equity	1,211,825	1,099,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,530,323	$1,466,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Material sales	$84,182	$75,609	$242,742	$232,855
Royalty and license fees	71,450	63,939	191,530	163,037
Contract research services	4,924	4,070	13,315	11,386
Total revenue	160,556	143,618	447,587	407,278
COST OF SALES	37,396	31,481	97,798	82,748
Gross margin	123,160	112,137	349,789	324,530
OPERATING EXPENSES:
Research and development	30,414	25,327	85,156	72,733
Selling, general and administrative	18,442	20,960	59,373	57,603
Amortization of acquired technology and other intangible assets	3,562	5,505	14,562	16,490
Patent costs	2,018	2,359	6,075	6,003
Royalty and license expense	261	258	596	519
Total operating expenses	54,697	54,409	165,762	153,348
OPERATING INCOME	68,463	57,728	184,027	171,182
Interest income, net	2,432	137	4,306	345
Other (loss) income, net	(804)	(102)	(749)	178
Interest and other income, net	1,628	35	3,557	523
INCOME BEFORE INCOME TAXES	70,091	57,763	187,584	171,705
INCOME TAX EXPENSE	(16,636)	(11,654)	(42,657)	(33,368)
NET INCOME	$53,455	$46,109	$144,927	$138,337
NET INCOME PER COMMON SHARE:
BASIC	$1.12	$0.97	$3.04	$2.91
DILUTED	$1.12	$0.97	$3.04	$2.90
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,396,495	47,291,192	47,386,426	47,286,927
DILUTED	47,466,934	47,362,575	47,455,893	47,355,583
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20	$0.90	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$53,455	$46,109	$144,927	$138,337
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of $572, $1, $2,120 and $10, respectively	(1,680)	(3)	(7,231)	(35)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of $159, $334, $444 and $1,004, respectively	493	1,174	1,511	3,522
Change in cumulative foreign currency translation adjustment	(191)	(155)	(601)	(224)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,378)	1,016	(6,321)	3,263
COMPREHENSIVE INCOME	$52,077	$47,125	$138,606	$141,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2022
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2022	200,000	$2	49,115,444	$491	$666,087	$563,191	$(23,178)	1,365,648	$(41,284)	$1,165,309
Net income	—	—	—	—	—	53,455	—	—	—	53,455
Other comprehensive loss	—	—	—	—	—	—	(1,378)	—	—	(1,378)
Cash dividend	—	—	—	—	—	(14,247)	—	—	—	(14,247)
Issuance of common stock to employees	—	—	8,753	—	8,209	—	—	—	—	8,209
Shares withheld for employee taxes	—	—	(2,852)	—	(306)	—	—	—	—	(306)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	2,196	—	347	—	—	—	—	347
Issuance of common stock to employees under an ESPP	—	—	4,984	—	436	—	—	—	—	436
BALANCE, SEPTEMBER 30, 2022	200,000	$2	49,128,525	$491	$674,773	$602,399	$(24,556)	1,365,648	$(41,284)	$1,211,825

	Nine Months Ended September 30, 2022
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2021	200,000	$2	49,065,924	$491	$658,728	$500,212	$(18,235)	1,365,648	$(41,284)	$1,099,914
Net income	—	—	—	—	—	144,927	—	—	—	144,927
Other comprehensive loss	—	—	—	—	—	—	(6,321)	—	—	(6,321)
Cash dividend	—	—	—	—	—	(42,740)	—	—	—	(42,740)
Issuance of common stock to employees	—	—	70,887	—	22,147	—	—	—	—	22,147
Shares withheld for employee taxes	—	—	(31,334)	—	(9,150)	—	—	—	—	(9,150)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	10,022	—	1,421	—	—	—	—	1,421
Issuance of common stock to employees under an ESPP	—	—	13,026	—	1,627	—	—	—	—	1,627
BALANCE, SEPTEMBER 30, 2022	200,000	$2	49,128,525	$491	$674,773	$602,399	$(24,556)	1,365,648	$(41,284)	$1,211,825

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,927	$138,337
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred revenue and recognition of unbilled receivables, net	(201,529)	(165,723)
Depreciation	17,982	14,471
Amortization of intangibles	14,562	16,490
Change in excess inventory reserve	2,368	2,058
Amortization of premium and discount on investments, net	(3,469)	(229)
Stock-based compensation to employees	22,528	22,846
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,121	1,052
Deferred income tax (benefit) expense	(7,876)	4,226
Retirement plan expense	3,998	6,676
Decrease (increase) in assets:
Accounts receivable	29,446	(13,974)
Inventory	(48,402)	(31,952)
Other current assets	(3,555)	(13,626)
Other assets	2,282	(33,540)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	7,217	(3,311)
Other current liabilities	(543)	(1,429)
Deferred revenue	132,961	160,021
Other liabilities	10,156	31,933
Net cash provided by operating activities	124,174	134,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,119)	(29,496)
Purchases of intangibles	(4,761)	(394)
Purchases of investments	(464,766)	(272,340)
Proceeds from sale and maturity of investments	302,872	115,240
Net cash used in investing activities	(197,774)	(186,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,247	1,136
Payment of withholding taxes related to stock-based compensation to employees	(9,150)	(14,880)
Cash dividends paid	(42,740)	(28,447)
Net cash used in financing activities	(50,643)	(42,191)
DECREASE IN CASH AND CASH EQUIVALENTS	(124,243)	(94,855)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	311,993	630,012
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,750	$535,157
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(9,711)	$(39)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	4,256	(1,849)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate the expansion of manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2022, the Company had no leases that qualified as financing arrangements.

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

Contract research services revenue is revenue earned by Adesis by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis. These services range from intermediates for structure-activity relationship studies, reference agents and building blocks for combinatorial synthesis, re-synthesis of key intermediates, specialty organic chemistry needs, and selective toll manufacturing. These services are provided to third-party pharmaceutical and life sciences firms and other technology firms at fixed costs or predetermined rates on a contract basis. Revenue is recognized as services are performed with billing schedules and payment terms negotiated on a contract-by-contract basis. Payments received in excess of revenue recognized are recorded as deferred revenue. In other cases, services may be provided and revenue is recognized before the customer is invoiced. In these cases, revenue recognized will exceed amounts billed and the difference, representing amounts which are currently unbillable to the customer pursuant to contractual terms, is recorded as an unbilled receivable.

Technology development and support revenue is revenue earned from development and technology evaluation agreements and commercialization assistance fees. Technology development and support revenue is included in contract research services on the Consolidated Statements of Income.

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

At the same time the Company entered into the current commercial license agreement with SDC, the Company also entered into a new supplemental material purchase agreement with SDC, which lasts for the same term as the license agreement. Under the supplemental material purchase agreement, SDC agrees to purchase from the Company a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015. The terms of these agreements were extended by a January 1, 2021 amendment through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent emitters and host materials. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the lives of the agreements as well as minimum royalty revenue.

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

In 2018, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, the Company granted certain of Visionox’s affiliates non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, the Company supplies phosphorescent OLED materials to Visionox for use in its licensed products. In 2021, the Company announced that it had extended the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

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

Cost of Sales

Cost of sales consists of labor and material costs associated with the production of materials processed at the Company's manufacturing partner's, and at the Company's internal, manufacturing processing facilities. The Company’s portion of cost of sales also includes depreciation of manufacturing equipment, as well as manufacturing overhead costs and inventory adjustments for excess and obsolete inventory.

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

Amortization of Acquired Technology

Amortization costs primarily relate to technology acquired from BASF and Fujifilm. These acquisitions were completed in the years ended December 31, 2016 and 2012, respectively. Acquisition costs are being amortized over a period of 10 years for the BASF patents. The Fujifilm acquired technology was fully amortized over a period of 10 years that ended in July 2022.

Amortization of Other Intangible Assets

Other intangible assets primarily relate to the Adesis acquisition and are being amortized over a period of 10 to 15 years. See Note 7 for further discussion.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland and UDC Korea subsidiaries are also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries is its local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss. The overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
September 30, 2022
Cash accounts in banking institutions	$123,579	$—	$—	$123,579
Money market accounts	14,174	—	—	14,174
Corporate bonds	49,997	—	—	49,997
	$187,750	$—	$—	$187,750
December 31, 2021
Cash accounts in banking institutions	$256,878	$—	$—	$256,878
Money market accounts	55,115	—	—	55,115
	$311,993	$—	$—	$311,993

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2022
Corporate bonds	$213,803	$—	$(1,198)	$212,605
U.S. Government bonds	290,068	—	(1,622)	288,446
	$503,871	$—	$(2,820)	$501,051
December 31, 2021
Certificates of deposit	$240	$—	$—	$240
Corporate bonds	226,448	3	(97)	226,354
U.S. Government bonds	124,611	—	(11)	124,600
	$351,299	$3	$(108)	$351,194

Long-term Corporate Bonds and U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2022
Corporate bonds	$1,796	$—	$(91)	$1,705
U.S. Government bonds	159,812	—	(6,654)	153,158
	$161,608	$—	$(6,745)	$154,863
December 31, 2021
U.S. Government bonds	$159,692	$10	$(134)	$159,568
	$159,692	$10	$(134)	$159,568

Long-term Minority Investments and Convertible Notes

The Company’s portfolio of minority investments and convertible notes consist of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of September 30, 2022, the Company had four minority investments with a total carrying value of $15.0 million accounted for as equity securities without readily determinable fair values as compared to two minority investments with a total carrying value of $8.5 million as of December 31, 2021. As of September 30, 2022, the Company

had one convertible note investment with a fair value of $4.0 million accounted for as an available-for-sale debt security with a level 3 fair value measurement. As of December 31, 2021, there were no convertible note investments.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$64,171	$64,171	$—	$—
Short-term investments	501,051	501,051	—	—
Long-term Corporate bonds investments	1,705	1,705	—	—
Long-term U.S. Government bonds investments	153,158	153,158	—	—
Convertible notes	4,000	—	—	4,000

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$55,115	$55,115	$—	$—
Short-term investments	351,194	351,194	—	—
Long-term U.S. Government bonds investments	159,568	159,568	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2022 or December 31, 2021.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$105,349	$75,227
Work-in-process	15,430	16,065
Finished goods	59,415	42,868
Inventory	$180,194	$134,160

The Company recorded an increase in inventory reserve of $1.7 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and of $2.4 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$2,642	$2,642
Building and improvements	89,958	76,600
Office and lab equipment	122,714	107,168
Furniture, fixtures and computer related assets	17,320	16,221
Construction-in-progress	15,413	18,662
	248,047	221,293
Less: Accumulated depreciation	(110,334)	(92,461)
Property and equipment, net	$137,713	$128,832

Depreciation expense was $6.5 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $18.0 million and $14.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,212	462
	228,053	223,303
Less: Accumulated amortization	(187,132)	(173,635)
Acquired technology, net	$40,921	$49,668

Amortization expense related to acquired technology was $3.2 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, and $13.5 million and $15.4 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $2.5 million for the three months ending December 31, 2022, $10.1 million in each of the years ending December 31, 2023, 2024 and 2025, $5.3 million in the year ending December 31, 2026 and $2.8 million in total thereafter.

Fujifilm Patent Acquisition

On July 23, 2012, the Company entered into a Patent Sale Agreement with Fujifilm. Under the agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million, plus $4.5 million in costs incurred in connection with the purchase. The agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The agreement permitted the Company to assign all of its rights and obligations under the agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the agreement, its rights and obligations to UDC Ireland. The transactions contemplated by the agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of purchase costs as acquired technology, which was amortized over a period of 10 years ending in July 2022.

BASF Patent Acquisition

On June 28, 2016, UDC Ireland entered into and consummated an IP Transfer Agreement with BASF. Under the IP Transfer Agreement, BASF sold to UDC Ireland all of its rights, title and interest to certain of its owned and co-owned intellectual property rights relating to the composition, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies. These assets were acquired in exchange for a cash payment of €86.8 million ($95.8 million). In addition, UDC Ireland also took on certain rights and obligations under three joint research and development agreements to which BASF was a party. The IP Transfer Agreement also contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of €86.8 million ($95.8 million) and acquisition costs incurred of $217,000 as acquired technology, which is being amortized over a period of 10 years.

Other Intangible Assets

As a result of the Adesis acquisition in June 2016, the Company recorded $16.8 million of other intangible assets, including $10.5 million assigned to customer relationships with a weighted average life of 11.5 years, $4.8 million to internally developed IP, processes and recipes with a weighted average life of 15 years, and $1.5 million to trade name and trademarks with a weighted average life of 10 years.

At September 30, 2022, these other intangible assets consist of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(5,657)	$4,863
Developed IP, processes and recipes	4,820	(1,988)	2,832
Trade name/Trademarks	1,500	(930)	570
Other	448	(56)	392
Total identifiable other intangible assets	$17,288	$(8,631)	$8,657

Amortization expense related to other intangible assets was $358,000 for both three-month periods ended September 30, 2022 and 2021, and $1.1 million for both nine-month periods ended September 30, 2022 and 2021. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $358,000 for the three months ending December 31, 2022, $1.4 million for each of the next four fiscal years (2023 - 2026) and $2.7 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term taxes receivable	$102,561	$103,260
Right-of-use assets	28,135	30,614
Other long-term assets	2,732	1,836
Other assets	$133,428	$135,710

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2022, the Company did not have any finance leases and had one operating lease that had not yet commenced, related to expansion of the Adesis research facilities in Wilmington, Delaware.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,067	$1,163	$3,238	$2,536
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$867	$16,103	$867	$26,174

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use assets	$28,135	$30,614
Short-term lease liabilities	3,297	3,351
Long-term lease liabilities	24,838	27,263

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2022
Weighted average remaining lease term (in years)	7.8
Weighted average discount rate	2.8%

As of September 30, 2022, current operating leases had remaining terms between one and nine years with options to extend the lease terms.

Undiscounted future minimum lease payments as of September 30, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2022 (1)	$971
2023	4,057
2024	4,071
2025	4,111
2026	4,131
Thereafter	13,992
Total lease payments	31,333
Less: Imputed interest	(3,198)
Present value of lease payments	$28,135

(1)
Scheduled maturities of lease liabilities represent the period from October 1, 2022 to December 31, 2022.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation	$22,403	$27,686
PPG Industries, Inc. agreement	20,776	8,853
Consulting	1,455	1,314
Professional fees	669	1,000
Royalties	596	691
Research and development agreements	474	1,469
Other	3,602	4,461
Accrued expenses	$49,975	$45,474

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $261,000 and $258,000 for the three months ended September 30, 2022 and 2021, respectively, and $596,000 and $519,000 for the nine months ended September 30, 2022 and 2021, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of September 30, 2022, the Company was obligated to pay USC up to $2.2 million for work to be performed during the remaining term of the research agreement. The Company recorded research and development expense in connection with work performed under the agreement of $245,000 and $384,000 for the three months ended September 30, 2022 and 2021, respectively, and $695,000 and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term taxes payable	$60,173	$47,791
Long-term lease liabilities	24,838	27,263
Other long-term liabilities	1,222	1,023
Other liabilities	$86,233	$76,077

See Notes 9 and 20 for further explanation on long-term lease liabilities and long-term taxes payable, respectively.

13. EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENT:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG Industries, Inc. (PPG) (the New OLED Materials Agreement), which, effective as of October 1, 2011, replaced the original OLED Materials Agreement with PPG. The term of the New OLED Materials Agreement, by amendment in February 2021, runs through December 31, 2024, and thereafter is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

Under the New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided during each calendar quarter. The Company is required to pay for some of these services in all cash. Up to 50% of the remaining services are payable, at the Company’s sole discretion, in cash or shares of the Company’s common stock, with the balance payable in cash. The actual number of shares of common stock issuable to PPG is determined based on the average closing price for the Company’s common stock during a specified number of days prior to the end of each calendar half-year period ending on March 31 and September 30. If, however, this average closing price is less than $20.00, the Company is required to compensate PPG in cash. No shares have been issued for services rendered by PPG since the inception of the contract.

The Company is also required to reimburse PPG for raw materials used for research and development. The Company records the purchases of these raw materials as a current asset until such materials are used for research and development efforts.

In February 2021, the Company entered into an amendment to the New OLED Materials Agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to UDC Ireland, at the Company’s new manufacturing site in Shannon, Ireland, currently being leased by UDC Ireland’s wholly-owned subsidiary, OMM, for the production of OLED materials. Facility improvements have been completed and operations commenced in

June 2022. As with the initial New OLED Materials Agreement, the Company will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $2.6 million and $789,000 for the three months ended September 30, 2022 and 2021, respectively, and $4.9 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of September 30, 2022, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of September 30, 2022, the Company had issued 49,128,525 shares of common stock, of which 47,762,877 were outstanding. During the three and nine months ended September 30, 2022 and 2021, the Company repurchased no shares of common stock.

Scientific Advisory Board Awards

During the nine months ended September 30, 2022 and 2021, the Company granted a total of 2,024 and 1,400 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2021 and 2020, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

Dividends

During the three months ended September 30, 2022, the Company declared and paid cash dividends of $0.30 per common share, or $14.2 million, and during the nine months ended September 30, 2022, the Company declared and paid cash dividends of $0.90 per common share, or $42.7 million, on the Company’s outstanding common stock.

On November 1, 2022, the Company’s Board of Directors declared a fourth quarter dividend of $0.30 per share to be paid on December 30, 2022 to all shareholders of record of the Company’s common stock as of the close of business on December 16, 2022. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive loss before reclassification	(7,231)	—	(601)	(7,832)
Reclassification to net income (1)	—	1,511	—	1,511	Selling, general and administrative, research and development and cost of sales
Change during period	(7,231)	1,511	(601)	(6,321)
Balance September 30, 2022, net of tax	$(7,373)	$(16,508)	$(675)	$(24,556)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2020, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive loss before reclassification	(35)	—	(224)	(259)
Reclassification to net income (1)	—	3,522	—	3,522	Selling, general and administrative, research and development and cost of sales
Change during period	(35)	3,522	(224)	3,263
Balance September 30, 2021, net of tax	$56	$(32,553)	$(259)	$(32,756)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $1.5 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through September 30, 2022, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of September 30, 2022, there were 1,572,966 shares that remained available to be granted under the Equity Compensation Plan.

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

During the nine months ended September 30, 2022, the Company granted 110,128 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $16.0 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2022 and 2021, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.4 million and $3.8 million, respectively, research and development expense of $1.5 million and $1.3 million, respectively, and cost of sales of $573,000 and $598,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $10.8 million and $11.4 million, respectively, research and development expense of $4.6 million and $3.9 million, respectively, and cost of sales of $1.7 million and $1.9 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2022 and 2021, 2,852 and 8,525 shares, respectively, with aggregate fair values of $305,000 and $1.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2022 and 2021, 54,252 and 69,352 shares, respectively, with aggregate fair values of $8.3 million and $14.0 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended September 30, 2022 and 2021, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $32,000 and $48,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $183,000 and $160,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2022 and 2021, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $315,000 and $300,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $937,000 and $891,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 6,588 and 4,062 shares, respectively, during the nine months ended September 30, 2022 and 2021.

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

During the nine months ended September 30, 2022, the Company granted 100,621 performance units, of which 50,309 units are subject to performance-based vesting requirements based on EBITDA, 25,156 units are subject to performance-based vesting requirements based on the Company's achievement of cash from operations, and 25,156 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $15.2 million for the nine months ended September 30, 2022, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended September 30, 2022 and 2021, the Company recorded selling, general and administrative expense of $1.9 million and $1.8 million, respectively, research and development expense of $488,000 and $476,000, respectively, and cost of sales of $303,000 and $292,000, respectively, related to the performance units. For the nine months ended September 30, 2022 and 2021, the Company recorded selling, general and administrative expense of $3.7 million and $3.8 million, respectively, research and development expense of $873,000 and $1.0 million, respectively, and cost of sales of $539,000 and $624,000, respectively, related to the performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2022 and 2021, 5,082 and 3,881 shares, respectively, with an aggregate fair value of $826,000 and $875,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2022 and 2021, the Company issued 13,026 and 6,508 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.2 million and $1.1 million, respectively.

For the three months ended September 30, 2022 and 2021, the Company recorded charges of $3,000 and $20,000, respectively, to selling, general and administrative expense, $19,000 and $46,000, respectively, to research and development expense, and $14,000 and $25,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2022 and 2021, the Company recorded charges of $86,000 and $78,000, respectively, to selling, general and administrative expense, $183,000 and $140,000, respectively, to research and development expense, and $110,000 and $86,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2022, there were eight participants in the SERP.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$282	$419	$1,005	$1,276
Interest cost	346	291	1,038	874
Amortization of prior service cost	280	275	839	824
Amortization of loss	372	1,234	1,116	3,702
Total net periodic benefit cost	$1,280	$2,219	$3,998	$6,676

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2022 and December 31, 2021, the Company had purchase commitments for inventory of $36.6 million and $25.7 million, respectively.

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

Opposition to European Patent No. 1390962

In September 2022, the Opposition Division made a final determination that the patent, which was described in prior filings and has now expired in accordance with its original term, was valid based on amended claims submitted by the Company to the Opposition Division in 2016.

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2022	2021	2022	2021	September 30, 2022
A	46%	50%	42%	46%	$10,354
B	23%	27%	26%	25%	$28,677
C	12%	7%	14%	14%	$9,548

Revenues from outside of North America represented approximately 97% for both three-month and nine-month periods ended September 30, 2022 and 2021. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2022	2021	2022	2021
South Korea	$100,555	$95,741	$269,338	$250,040
China	52,906	41,323	159,486	138,135
Japan	2,011	1,911	4,456	5,227
Other non-U.S. locations	976	537	1,991	2,257
Total non-U.S. locations	156,448	139,512	435,271	395,659
United States	4,108	4,106	12,316	11,619
Total revenue	$160,556	$143,618	$447,587	$407,278

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	September 30, 2022	December 31, 2021
United States	$115,282	$115,004
Ireland	$16,695	$7,000
Other	5,736	6,828
Total long-lived assets	$137,713	$128,832

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 23.7% and 20.2% for the three months ended September 30, 2022 and 2021, respectively, and 22.7% and 19.4% for the nine months ended September 30, 2022 and 2021, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to nondeductible employee compensation and U.S. international tax (GILTI and Subpart F) partially offset by the benefit of income taxed in foreign jurisdictions. The Company recorded an income tax expense of $16.6 million and $11.7 million for the three months ended September 30, 2022 and 2021, respectively, and $42.7 million and $33.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

On December 27, 2018 the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million each year since the year ended December 31, 2018. Based on the Korean Supreme Court decision, in October 2021, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for over-withheld taxes from 2018 to the second quarter of 2021. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. The Company has also filed an administrative hearing request to the Korean Tax Tribunal in order to expedite the refund process. The hearing has not yet started and the case is pending in the Korean Tax Tribunal. As of September 30, 2022 and December 31, 2021, the Company has recorded a long-term asset of $63.1 million and $53.2 million, respectively, representing the allocation of withholding to non-Korean patents. Also, as of September 30, 2022 and December 31, 2021, the Company has recorded a long-term liability of $41.4 million and $31.6 million, respectively, for estimated amounts due to the U.S. Federal government based on amendment of the Company's U.S. tax returns for lower withholding amounts.

With respect to the Korean withholding for the years 2011 through 2017, the U.S.-Korean Mutual Agreement Procedure (MAP) which had been accepted by the KNTS on September 15, 2017 was closed in September 2022. The closing resulted in a reduction of the Korean withholding taxes previously withheld, causing immaterial adjustments to the accrued long-term assets, long-term payables, and deferred tax assets. As such, as of September 30, 2022 and December 31, 2021, the Company has recorded a long-term asset of $39.5 million and $36.9 million, respectively, for estimated refunds due from the Korean government and a long-term payable of $18.8 million and $16.2 million, respectively, for estimated amounts due to the U.S. Federal government based on amendment of prior year U.S. tax returns for the lower withholding amounts. The Company also recorded a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million on the September 30, 2022 and December 31, 2021 Consolidated Balance Sheets for this matter. Subsequent to September 30, 2022, the Company has been notified that the KNTS is in the process of refunding the withholding taxes previously withheld and should be received within the next quarter.

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

For both three-month and nine-month periods ended September 30, 2022 and 2021, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2022
Accounts receivable	$78,193
Short-term unbilled receivables	13,629
Short-term deferred revenue	67,254
Long-term deferred revenue	26,761

Short-term and long-term unbilled receivables are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance as of September 30, 2022 will be recognized as materials are shipped to customers over the remaining contract periods. As of September 30, 2022, the Company had $25.5 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the unbilled receivables and deferred liabilities balances for the nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Nine Months Ended September 30, 2022
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	178,737
Increases due to cash received	—	(132,961)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	17,290
Unbilled receivables recorded, net	5,502	—
Net change	5,502	63,066
Balance at September 30, 2022	$13,629	$(94,015)

	Nine Months Ended September 30, 2021
	Unbilled Receivables	Deferred Revenue
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue, net	—	145,535
Increases due to cash received	—	(160,021)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	9,854
Unbilled receivables recorded, net	24,209	—
Transferred to receivables from unbilled receivables	(7,147)	—
Net change	17,062	(4,632)
Balance at September 30, 2021	$27,491	$(166,933)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for the nine months ended September 30, 2022 increased by $7.4 million as compared to the nine months ended September 30, 2021. The increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net was primarily due to a decrease in anticipated customer demand over their remaining contract lives.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$53,455	$46,109	$144,927	$138,337
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(289)	(255)	(849)	(857)
Adjusted net income	$53,166	$45,854	$144,078	$137,480
Denominator:
Weighted average common shares outstanding – Basic	47,396,495	47,291,192	47,386,426	47,286,927
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	729	400	1,814	769
Restricted stock awards and units and performance units	69,710	70,983	67,653	67,887
Weighted average common shares outstanding – Diluted	47,466,934	47,362,575	47,455,893	47,355,583
Net income per common share:
Basic	$1.12	$0.97	$3.04	$2.91
Diluted	$1.12	$0.97	$3.04	$2.90

For the three months ended September 30, 2022 and 2021, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 173,707 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2022 and 2021, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 121,962 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

At the same time that we entered into the current commercial license agreement with SDC, we also entered into a material purchase agreement with SDC, which lasts for the same term as the license agreement. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display), which were effective as of January 1, 2015. The terms of these agreements were extended by a January 1, 2021 amendment through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue.

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

In 2018, we entered into long-term, multi-year OLED patent license and material purchase agreements with Visionox Technology, Inc. (Visionox). Under the license agreement, we have granted certain of Visionox’s affiliates non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. The license agreement calls for license fees and running royalties on licensed products. Additionally, we supply phosphorescent OLED materials to Visionox for use in its licensed products. In 2021, we announced an extension of the Visionox agreement by entering into new five-year OLED material supply and license agreements with a new affiliate of Visionox, Visionox Hefei Technology Co. Ltd.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2022, Adesis employed a team of 141 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of September 30, 2022, OVJP employed a team of 20 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

In February 2021, we announced the establishment of a new manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. When fully operational, the new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. The first phase of facility improvements has been completed and operations commenced in June 2022.

We also generate technology development and support revenue earned from development and technology evaluation agreements and commercialization assistance fees.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics and epidemics. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have an impact during the year ended December 31, 2021 and the nine months ended September 30, 2022. We expect that as the pandemic continues to evolve, it may potentially have a further adverse impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, net income and cash flows, will continue to be adversely impacted through at least the end of the fourth quarter of 2022, including as a result of:

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
REVENUE:
Material sales	$84,182	$75,609	$8,573
Royalty and license fees	71,450	63,939	7,511
Contract research services	4,924	4,070	854
Total revenue	160,556	143,618	16,938
COST OF SALES	37,396	31,481	5,915
Gross margin	123,160	112,137	11,023
OPERATING EXPENSES:
Research and development	30,414	25,327	5,087
Selling, general and administrative	18,442	20,960	(2,518)
Amortization of acquired technology and other intangible assets	3,562	5,505	(1,943)
Patent costs	2,018	2,359	(341)
Royalty and license expense	261	258	3
Total operating expenses	54,697	54,409	288
OPERATING INCOME	68,463	57,728	10,735
Interest income, net	2,432	137	2,295
Other loss, net	(804)	(102)	(702)
Interest and other income, net	1,628	35	1,593
INCOME BEFORE INCOME TAXES	70,091	57,763	12,328
INCOME TAX EXPENSE	(16,636)	(11,654)	(4,982)
NET INCOME	$53,455	$46,109	$7,346

Revenue

Our total material sales were $84.2 million for the three months ended September 30, 2022, as compared to $75.6 million for the three months ended September 30, 2021, an increase of 11% with a commensurate increase in unit material volume of 8%.

•
Green emitter sales for the three months ended September 30, 2022, which include our yellow-green emitters, were $64.0 million as compared to $57.8 million for the three months ended September 30, 2021, with unit material volumes increasing by 4%.
•
Red emitter sales for the three months ended September 30, 2022 were $20.0 million as compared to $17.7 million for the three months ended September 30, 2021, with unit material volumes increasing by 20%.

Revenue from royalty and license fees was $71.5 million for the three months ended September 30, 2022 as compared to $63.9 million for the three months ended September 30, 2021, an increase of 12%. This increase was primarily the result of higher unit material volume and customer mix.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $6.6 million for the three months ended September 30, 2022 resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by certain of our customers over the remaining lives of their contracts, resulting from the continued deterioration in the global market economy as evidenced by weakness in consumer demand caused by higher interest rates and inflationary pricing pressures. At this time, substantial uncertainty exists as to the projected duration and intensity of this global market deterioration and the extent to which it will negatively impact such customers' near-term production requirements.

Contract research services revenue was $4.9 million for the three months ended September 30, 2022 as compared to $4.1 million for the three months ended September 30, 2021, an increase of 21%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended September 30, 2022 increased by $5.9 million as compared to the three months ended September 30, 2021, primarily due to an increase in the level of material sales with an associated increase in manufacturing costs, underutilization of the manufacturing facility in Shannon, Ireland and higher per unit material costs. The underutilization charges related to the Shannon facility were $3.4 million for the three months ended September 30, 2022. Shannon facility costs began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. We anticipate that the Shannon facility will continue to be underutilized in the near-term as we have begun to bring this additional capacity online in preparation for anticipated growth in the years ahead. Included in the cost of sales for the three months ended September 30, 2022 and 2021 was an increase in inventory reserve of $1.7 million and $1.0 million, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the three months ended September 30, 2022 increased by $11.0 million as compared to the three months ended September 30, 2021, with gross margin as a percentage of revenue decreasing to 77% from 78%.

Research and development

Research and development expenses increased to $30.4 million for the three months ended September 30, 2022, as compared to $25.3 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with PPG development activity and increased contract research.

Selling, general and administrative

Selling, general and administrative expenses decreased to $18.4 million for the three months ended September 30, 2022, as compared to $21.0 million for the three months ended September 30, 2021. The decrease in selling, general and administrative expenses was primarily due to lower employee-related compensation expenses and a decrease in pre-production costs associated with the Shannon facility. The Shannon facility became operational during June 2022 and the costs associated with this facility have since been included in cost of sales.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $3.6 million for the three months ended September 30, 2022, as compared to $5.5 million for the three months ended September 30, 2021. The decrease was due to the Fujifilm patents becoming fully amortized during the three months ended September 30, 2022.

Patent costs

Patent costs decreased to $2.0 million for the three months ended September 30, 2022, as compared to $2.4 million for the three months ended September 30, 2021. The results in the current year reflected lower internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $261,000 for the three months ended September 30, 2022, as compared to $258,000 for the three months ended September 30, 2021. The increase was due to increased royalties incurred under the license agreement with our academic partners, resulting from an increase in qualifying material sales. See Note 11 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other loss, net

Interest income, net was $2.4 million for the three months ended September 30, 2022, as compared to $137,000 for the three months ended September 30, 2021. The increase in interest income, net was primarily due to higher available-for-sale investment balances as well as an increase in bond yields on available-for-sale investments held during the three months ended September 30, 2022 compared to bond yields on available-for-sale investments held during the three months ended September 30, 2021. Other loss, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $804,000 for the three months ended September 30, 2022 as compared to $102,000 for the three months ended September 30, 2021.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 23.7% and 20.2% for the three months ended September 30, 2022 and 2021, respectively, and we recorded income tax expense of $16.6 million and $11.7 million, respectively, for those periods. The effective income tax rate increased due to a change in U.S. tax legislation associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
REVENUE:
Material sales	$242,742	$232,855	$9,887
Royalty and license fees	191,530	163,037	28,493
Contract research services	13,315	11,386	1,929
Total revenue	447,587	407,278	40,309
COST OF SALES	97,798	82,748	15,050
Gross margin	349,789	324,530	25,259
OPERATING EXPENSES:
Research and development	85,156	72,733	12,423
Selling, general and administrative	59,373	57,603	1,770
Amortization of acquired technology and other intangible assets	14,562	16,490	(1,928)
Patent costs	6,075	6,003	72
Royalty and license expense	596	519	77
Total operating expenses	165,762	153,348	12,414
OPERATING INCOME	184,027	171,182	12,845
Interest income, net	4,306	345	3,961
Other (loss) income, net	(749)	178	(927)
Interest and other income, net	3,557	523	3,034
INCOME BEFORE INCOME TAXES	187,584	171,705	15,879
INCOME TAX EXPENSE	(42,657)	(33,368)	(9,289)
NET INCOME	$144,927	$138,337	$6,590

Revenue

Our total material sales were $242.7 million for the nine months ended September 30, 2022, as compared to $232.9 million for the nine months ended September 30, 2021, an increase of 4% with a commensurate increase in unit material volume of 5%.

•
Green emitter sales for the nine months ended September 30, 2022, which include our yellow-green emitters, were $185.0 million as compared to $176.2 million for the nine months ended September 30, 2021, with unit material volumes increasing by 5%.
•
Red emitter sales for the nine months ended September 30, 2022 were $57.4 million as compared to $56.3 million for the nine months ended September 30, 2021, with unit material volumes increasing by 4%.

Revenue from royalty and license fees was $191.5 million for the nine months ended September 30, 2022 as compared to $163.0 million for the nine months ended September 30, 2021, an increase of 17%. This increase was primarily the result of higher unit material volume and customer mix.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $17.3 million for the nine months ended September 30, 2022 resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts, resulting from the continued deterioration in the global market economy as evidenced by weakness in consumer demand caused by higher interest rates and inflationary pricing pressures. In addition, the average price per gram increased due to higher royalty and license revenue as a result of increased sales of OLED products by certain customers. At this time, substantial uncertainty exists as to the projected duration and intensity of this global market deterioration and the extent to which it will negatively impact such customers' near-term production requirements.

Contract research services revenue was $13.3 million for the nine months ended September 30, 2022 as compared to $11.4 million for the nine months ended September 30, 2021, an increase of 17%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the nine months ended September 30, 2022 increased by $15.1 million as compared to the nine months ended September 30, 2021, primarily due to an increase in the level of material sales with an associated increase in manufacturing costs, underutilization of the manufacturing facility in Shannon, Ireland and higher per unit material costs. The underutilization charges related to the Shannon facility were $4.5 million for the nine months ended September 30, 2022. Shannon facility charges began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. We anticipate that the Shannon facility will continue to be underutilized in the near-term as we have begun to bring this additional capacity online in preparation for anticipated growth in the years ahead. Included in the cost of sales for the nine months ended September 30, 2022 and 2021 was an increase in inventory reserve of $2.4 million and $2.1 million, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from royalty and license fees and material sales, gross margin for the nine months ended September 30, 2022 increased by $25.3 million as compared to the nine months ended September 30, 2021, with gross margin as a percentage of revenue decreasing to 78% from 80%.

Research and development

Research and development expenses increased to $85.2 million for the nine months ended September 30, 2022, as compared to $72.7 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development, increased contract research, and PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $59.4 million for the nine months ended September 30, 2022, as compared to $57.6 million for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to increased pre-production costs associated with the Shannon facility, as well as an increase in depreciation expense resulting from corporate expansion, partially offset by lower employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $14.6 million for the nine months ended September 30, 2022, as compared to $16.5 million for the nine months ended September 30, 2021. The decrease was due to the Fujifilm patents becoming fully amortized during the nine months ended September 30, 2022.

Patent costs

Patent costs were relatively consistent between periods at $6.1 million for the nine months ended September 30, 2022, as compared to $6.0 million for the nine months ended September 30, 2021.

Royalty and license expense

Royalty and license expense increased to $596,000 for the nine months ended September 30, 2022, as compared to $519,000 for the nine months ended September 30, 2021. The increase was due to increased royalties incurred under the license agreement with our academic partners, resulting from an increase in qualifying material sales. See Note 11 in Notes to the Consolidated Financial Statements for further discussion.

Interest and other income, net

Interest income, net was $4.3 million for the nine months ended September 30, 2022, as compared to $345,000 for the nine months ended September 30, 2021. The increase in interest income, net was primarily due to higher available-for-sale investment balances as well as an increase in bond yields on available-for-sale investments held during the nine months ended September 30, 2022 compared to bond yields on available-for-sale investments held during the nine months ended September 30, 2021. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $749,000 for the nine months ended September 30, 2022 as compared to $178,000 for the nine months ended September 30, 2021.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 22.7% and 19.4% for the nine months ended September 30, 2022 and 2021, respectively, and we recorded income tax expense of $42.7 million and $33.4 million, respectively, for those periods. The effective income tax rate increased due to a change in U.S. tax legislation associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of September 30, 2022, we had cash and cash equivalents of $187.8 million, short-term investments of $501.0 million, and long-term corporate bonds and U.S. Government bonds investments of $154.9 million for a total of $843.7 million. This compares to cash and cash equivalents of $312.0 million, short-term investments of $351.2 million, and long-term U.S. Government bond investments of $159.6 million for a total of $822.8 million as of December 31, 2021.

Cash provided by operating activities for the nine months ended September 30, 2022 was $124.2 million resulting from $144.9 million of net income and $129.6 million due to changes in our operating assets and liabilities, partially offset by a $150.3 million reduction due to non-cash items including amortization of deferred revenue, stock-based compensation, depreciation and amortization of intangibles. Changes in our operating assets and liabilities related to an increase in deferred revenue of $133.0 million, a decrease in accounts receivable of $29.5 million, an increase in other liabilities of $9.6 million and an increase in accounts payable and accrued expenses of $7.2 million, partially offset by an increase in inventory of $48.4 million and an increase in other assets of $1.3 million.

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

Cash used in investing activities was $197.8 million for the nine months ended September 30, 2022, as compared to $187.0 million for the nine months ended September 30, 2021. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $161.9 million for the nine months ended September 30, 2022, as compared to $157.1 million for the nine months ended September 30, 2021, and an increase in purchases of intangibles and property, plant and equipment of $6.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in intangible purchases during the nine months ended September 30, 2022 was primarily due to a patent purchase. The increase in property, plant and equipment purchases during the nine months ended September 30, 2022 was primarily due to the manufacturing facility in Shannon, Ireland and improvements to our facilities in Ewing, New Jersey.

Cash used in financing activities was $50.6 million for the nine months ended September 30, 2022, as compared to $42.2 million for the nine months ended September 30, 2021. The increase was due to an increase in the cash payment of dividends in the current year of $14.3 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $5.7 million and an increase in the proceeds from issuance of common stock of $111,000.

Working capital was $839.0 million as of September 30, 2022, as compared to $738.0 million as of December 31, 2021. The increase was primarily due to an increase in short-term investments, a decrease in deferred revenue and an increase in inventory, partially offset by decreases in cash and cash equivalents and accounts receivable.

We anticipate, based on our internal forecasts and assumptions relating to our operations (including, among others, assumptions regarding our working capital requirements, the progress of our research and development efforts, the availability of sources of funding for our research and development work, and the timing and costs associated with the preparation, filing, prosecution, maintenance, defense and enforcement of our patents and patent applications), that we have sufficient cash, cash equivalents and short-term investments to meet our obligations for at least the next 12 months. However, the extent to which the COVID-19 pandemic and our precautionary measures in response to the pandemic may impact our business and thus our liquidity will depend on future developments, which are highly uncertain and cannot be precisely estimated at this time.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk other than our investments disclosed in “Fair Value Measurements” in Note 4 to the Consolidated Financial Statements. We generally invest in investment grade financial instruments to reduce our exposure related to investments. Our primary market risk exposure with regard to such financial instruments is to changes in interest rates, which would impact interest income earned on investments. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

Substantially all our revenue is derived from outside of North America. All revenue is primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opposition to European Patent No. 1390962

In September 2022, the Opposition Division made a final determination that the patent, which was described in prior filings and has now expired in accordance with its original term, was valid based on amended claims submitted by us to the Opposition Division in 2016.

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

Exhibit Number	Description

31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certifications of Brian Millard, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

32.2**

Certifications of Brian Millard, Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b), and by 18 U.S.C. Section 1350. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNIVERSAL DISPLAY CORPORATION

Date: November 3, 2022	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer