Form 10-K
period 2022-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2023-02-23
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market as of June 30, 2022, was $4,384,120,131. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 21, 2023, the registrant had outstanding 47,254,292 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than May 1, 2023 (the first business day after the 120th day following the end of the registrant's fiscal year), are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. BUSINESS

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, monitor, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership, our current intellectual property position, and our more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable us to continue to share in the revenues from OLED displays and lighting products as they gain wider acceptance.

Our primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and either license or otherwise commercialize our proprietary OLED material, device design and manufacturing technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 5,500 patents issued and pending worldwide.

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

Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in a wide variety of electronic devices, such as smartphones, wearables and tablets. Manufacturers are increasingly commercializing large-area OLED displays for use in televisions and monitors. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

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

Leading Supplier of UniversalPHOLED® Emitter Materials and Related Technology Licensing

We are the leading supplier of PHOLED emitter materials to OLED device manufacturers. The emitter material, which is designed to efficiently convert electrical energy to a desired wavelength of light, is the key component in an OLED device. Our manufacturing partner of over 20 years, PPG, continues to manufacture our materials for us, using proprietary manufacturing processes and know-how, which materials we then qualify to our exacting product specifications and resell on a just-in-time basis to OLED device manufacturers. We record revenues based on our sales of these materials to OLED device manufacturers. Our commercial supply agreements typically require our customers to purchase minimum quantities of our materials, which purchases can be in the form of annual minimum purchase undertakings or as a minimum percentage of their purchase requirements, or a combination of both.

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

In 2022, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox), Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT), Shenzhen Royale Display Technologies Co. Ltd., Japan Display, Inc., Sharp Corporation, and AU Optronics Corporation (AU Optronics). Other licensed customers of our technology in 2022 included Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

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

Most manufacturers of displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan, China and Hong Kong, as well as a representative office in Taiwan. In 2019, we also completed the construction of new Application Centers in Hong Kong and Pangyo, South Korea, which allow our Asia-based display manufacturers to evaluate our technology more quickly and incorporate the technology into their commercial designs. Our wholly-owned subsidiary formed under the laws of the Republic of Ireland, UDC Ireland Ltd. (UDC Ireland), is responsible for all material sales worldwide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

In 2022, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, from each of which we had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

We generally enter into long-term agreements with our customers, which may include (1) a commercial supply agreement for the purchase of specific OLED materials, and (2) patent and know-how license agreements that relate to the manufacture of display and lighting devices. Generally, our commercial material supply agreements provide for multi-year purchase commitments, typically on a price per gram basis, which entitle our customers to certain discounts, technical support on the use of our OLED materials in mass production facilities, and access to certain future OLED materials. In order to secure preferential pricing and technology access, a customer typically agrees to certain minimum purchase obligations which can be in the form of annual minimum purchase undertakings or a percentage of their purchase requirements, or a combination of both. If a customer does not meet its minimum purchase obligations, generally we would have the right to review pricing for future material sales and impose other financial penalties.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2022, we continued our commercial supply relationships with companies such as BOE, LG Display, SDC, Tianma, CSOT and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our intellectual property, research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including, but not limited to, the following:

FOLED ™ Flexible OLEDs

We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most other flat panel displays are built on rigid glass substrates. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Many OLED smartphone displays are built on plastic substrates including those produced by SDC and LG Display. Several of our customers demonstrated different foldable and rollable FOLED displays at recent Consumer Electronics Shows in Las Vegas, NV. The commercial introduction of such FOLED product offerings demonstrates the viability of new display product applications, such as portable, roll-up communications televisions, tablets, notebook computers and smartphones, as well as enhances the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods in the future. Our internal research and development efforts are expected to enhance and promote the future adoption of consumer and industrial FOLED devices.

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In 2019, we installed a red-green-blue OVJP pilot tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan. In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary OVJP technology. As of December 31, 2022, OVJP Corp employed a team of 22 research, mechanical, electrical and software engineers and laboratory technicians. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

We have been working with SDC and providing our PHOLED materials to SDC for evaluation since 2001. Under the terms of a patent license agreement, we license our patents and technologies to SDC for its manufacture and sale of AMOLED (active-matrix organic light-emitting diode) display products. Under the terms of a supplemental purchase agreement, we supply our proprietary PHOLED materials to SDC for its use in manufacturing licensed products. We also continue to supply SDC with our proprietary UniversalPHOLED materials for use in its development efforts under a 2001 joint development agreement.

Prior to the expiration of the then-current 2018 license and purchase agreements with SDC on December 31, 2022, we entered into, on December 2, 2022, new patent license and supplemental purchase agreements, both with an effective date of January 1, 2023. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2027 with an additional two-year extension option for SDC. Under these agreements, we are being paid a license fee, which includes quarterly and annual payments over the agreement term of five years. These agreements convey to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. The supplemental purchase agreement provides for minimum annual purchase obligations of red and green phosphorescent emitter material from us for use in the manufacture of licensed products. The minimum commitment is subject to SDC's requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. SDC is currently the largest manufacturer of AMOLED displays for smartphones and other personal electronic devices and produces displays for a number of different smartphone and electronic device manufacturers.

We have been working with LG Display and its affiliates for over 15 years. In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display, which were effective as of January 1, 2015. The terms of these agreements were extended by a January 1, 2021 amendment through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue. LG Display is currently the largest manufacturer of AMOLED displays for large-area televisions and produces display panels for a number of different television manufacturers.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. These materials are produced in batch quantities by PPG to our exacting product specifications using our manufacturing process and know-how. We qualify each batch of emitters at our device qualification facilities to ensure that they meet required specifications, and we store qualified product inventory for delivery to our customers. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2022, we completed successful Surveillance Audits on our ISO 9001:2015 Quality Management Systems, our ISO 14001:2015 Environmental Management Systems, and our ISO 45001:2018 Occupational Health and Safety Management Systems. In addition, the scope of our ISO 9001:2015 certification was expanded to include OLED fulfillment operations at our Shannon, Ireland and Pangyo, South Korea locations.

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which, by amendment in February 2021, continues through December 31, 2024, and thereafter is automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

In February 2021, we entered into an amendment to the PPG agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to UDC Ireland at our new manufacturing site in Shannon, Ireland, currently being leased by a wholly-owned subsidiary of UDC Ireland, OLED Material Manufacturing Limited (OMM), for the production of OLED materials. When fully operational, the new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. The first phase of facility improvements has been completed and operations commenced in June 2022. As with our initial agreement with PPG, under our 2021 amendment we will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2022. Most of these relationships are focused on combining our proprietary PHOLED emitters with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitter products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our emitter and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

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

Application Centers

In addition to our laboratory facilities in Ewing, New Jersey, in 2019 we completed the construction of new, leased, Application Centers in Hong Kong and Pangyo, South Korea. These centers, which include state-of-the-art OLED laboratories, better assist our Asia-based customers in their timely evaluation and adoption of our proprietary PHOLED materials, know-how and technologies in their respective PHOLED designs.

Our Contract Research Organization Business: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis), a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware, and in another, leased, over 40,000 square foot facility in Wilmington, Delaware. As of December 31, 2022, Adesis employed a team of 150 research scientists, chemists, engineers and laboratory technicians.

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

The 2006 Research Agreement extends through April 2023 with an option to further extend for an additional two years. We make payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2022, we were obligated to pay USC up to $2.0 million for work to be performed during the remaining extended term.

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

As of December 31, 2022, we owned more than 5,000 unexpired issued patents and pending patent applications around the world in addition to the hundreds of patents and patent applications we exclusively license from our research partners, as discussed below.

Patents We License from Research Partners

We exclusively license patent rights from a number of university research partners. Generally, we sponsor scientific researchers at universities to undertake pre-defined research programs, and in exchange we receive license rights to patents that may be developed under the programs. As part of these programs, we may provide compensation in the form of support for research program-related activities, reimbursement for patent related costs, as well as providing for some forms of licensing and/or sublicensing fees for licensed technology that is commercialized by us or our customers. We have expanded our sponsored research programs over the past 10 years to include additional scientific researchers at a number of different institutions that we believe can provide breakthroughs in promising new fields of research that may benefit the OLED marketplace. As of December 31, 2022, the patent rights we exclusively license from all our university research partners included more than 650 issued patents and pending patent applications in jurisdictions around the world. Under our university patent license agreements, we are generally free to sublicense to third parties all or any portion of the licensed patent rights for the life of the licensed patents, though our rights are subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

As part of our university license agreements, we may be required to compensate the universities to the extent we, or our sublicensees, utilize the licensed technology in commercial products. Under the 1997 Amended License Agreement we are required to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed patents used by our sublicensees. We owed royalties under the 1997 Amended License Agreement of $853,000 for 2022.

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

OLED Technologies and Materials Competitors

Eastman Kodak Company (Kodak) developed and patented the original fluorescent OLED technology in 1987. Cambridge Display Technology, Ltd. (CDT), which was acquired by Sumitomo Chemical Company in 2007, developed and patented polymer OLED technology in 1989. Display and lighting manufacturers, including customers of ours, are engaged in their own OLED research, development and commercialization activities, and have developed and may continue to develop proprietary OLED technologies that are necessary or useful for commercial OLED devices. In addition, other material manufacturers, such as Sumitomo, Idemitsu Kosan Co., Ltd. (Idemitsu Kosan), Merck KGaA and Kyulux Inc., are selling or sampling competing OLED materials to customers, including companies to which we sell our proprietary PHOLED materials.

Our licensing business is based on our control of a broad portfolio of OLED-related device patents and technologies. We believe this portfolio includes fundamental patents in the field of phosphorescent OLED materials and devices, as well as certain additional complementary OLED technologies. As discussed above, alternative technologies, such as fluorescent OLED emitter materials, exist and could be competitive to our phosphorescent OLED material solutions. However, fluorescent materials have characteristics that we believe many market participants consider less desirable than those of phosphorescent materials. Suppliers of fluorescent emitter materials include Solus Advanced Materials Co., Ltd., Dow Chemical (previously Gracel Display), Idemitsu Kosan and SFC Co. Ltd. Fluorescent materials may also be viewed as complementary in that they can be used in the same OLED stack as phosphorescent materials.

The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Solus Advanced Materials Co., Ltd., Dow Chemical, Duksan Neolux Co., Ltd., Idemitsu Kosan, Merck KGaA, NSCC and Samsung SDI Co. Ltd. These companies have significant resources, and some may aggressively pursue such business in the future.

Our existing business relationships with SDC and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the display and lighting industries. However, others, such as those working to develop thermally activated delayed fluorescence (TADF) and microLED alternative technologies, may succeed in developing new OLED technologies, materials and alternative solutions that may supplement or be utilized in place of ours. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial displays and lighting products.

Our Venture Capital Business: UDC Ventures LLC

We formed a wholly-owned subsidiary, UDC Ventures LLC, in March 2019, as a corporate venture capital entity that funds companies we believe are developing innovative products and technologies that may be synergistic or complementary to our business and/or business strategies or which may otherwise provide favorable investment opportunities.

Human Capital

As of December 31, 2022, we had 443 active full-time employees and two part-time employees, none of whom are unionized. Of these employees, 318 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

Our goal is to be a diverse and inclusive company. Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. Women represent 40% of our executive management team, 15% of our leadership (Director level and above) and 23% of our total workforce, as well as 38% of our Board of Directors. We have employees from over 25 countries in our workforce, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. In 2022 our voluntary turnover rate was 13%, and we had overall employee growth rate of 8%. Additional data, including historical turnover and diversity information, as well as our corporate policies relating to our employee engagement and human capital, are updated on our website www.oled.com, and included in our annual Corporate Responsibility Report.

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

Our Internet Site

Our Internet address is www.oled.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with the

U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website that contains these reports as well as proxy statements and information regarding issuers who file electronically, with the address www.sec.gov. In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, the charter for the Human Capital Committee of our Board of Directors, the charter for the Nominating & Corporate Governance Committee of our Board of Directors, our Code of Ethics & Business Conduct for Employees, our Code of Conduct for Directors, and our Corporate Governance Guidelines. We intend to make available on our Internet website any future amendments or waivers to our Code of Ethics & Business Conduct for Employees and our Code of Conduct for Directors. The information on our Internet website is not part of this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 23, 2023:

Name	Age	Position
Steven V. Abramson	71	President, Chief Executive Officer and Director
Julia J. Brown	61	Executive Vice President and Chief Technical Officer
Janice K. Mahon	65	Senior Vice President of Technology Commercialization and General Manager, Commercial Sales Business
Mauro Premutico	57	Senior Vice President, Planning and General Manager, Patents and Licensing, and Secretary
Brian Millard	40	Vice President, Chief Financial Officer, and Treasurer

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Steven V. Abramson is our President and Chief Executive Officer, and has been a member of our Board of Directors since May 1996. Mr. Abramson served as our President and Chief Operating Officer from May 1996 through December 2007. From March 1992 to May 1996, Mr. Abramson was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From December 1982 to December 1991, Mr. Abramson held various positions at InterDigital Communications, Inc., formerly International Mobile Machines Corporation, including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division.

Julia J. Brown, Ph.D. became our Executive Vice President in April 2021, prior to which she served as a Senior Vice President since June 2008. She has been our Chief Technical Officer since June 2002 and joined us in June 1998 as our Vice President of Technology Development. From 1991 to 1998, Dr. Brown was a Research Department Manager at Hughes Research Laboratories where she directed the pilot line production of high-speed Indium Phosphide-based integrated circuits for insertion into advanced airborne radar and satellite communication systems. Dr. Brown received an M.S. and Ph.D. in Electrical Engineering/Electrophysics at USC and a B.S.E.E. from Cornell University. Dr. Brown holds a number of distinguished elected awards including Fellow of the Institute of Electrical and Electronics Engineers (IEEE), Fellow of the Society of Information Display (SID), and the National Academy of Engineers (NAE).

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

Mauro Premutico became our Senior Vice President, Planning and General Manager, Patents and Licensing in April 2021. He previously served as our Vice President of Legal and General Manager of Patents and Licensing since April 2012. He has also been our Secretary since September 2022. Prior to joining us, Mr. Premutico was the Managing Vice President and Chief Patent Counsel for The Walt Disney Company from 2009 to 2012, and Vice President of Intellectual Property and Associate General Counsel for Lenovo Group Ltd. from 2005 to 2009. Mr. Premutico received a J.D. from Boston University School of Law, an M.B.A. from Yale University and a B.S.E.E. from Worcester Polytechnic Institute.

Brian Millard is our Vice President, Chief Financial Officer and Treasurer. Mr. Millard joined us in September 2022 with more than 15 years of financial, operational and strategic experience across several industries. Prior to joining us, Mr. Millard served as Senior Vice President, Finance and Corporate Controller at Emergent BioSolutions from January 2020 to September 2022 and as Vice President, Corporate Controller from October 2017 to January 2020. Previously, Mr. Millard served as Vice President, Corporate Controller at Hertz Global Holdings, Inc., from August 2015 to October 2017 and Assistant Corporate Controller from March 2014 to August 2015. Mr. Millard also served in financial reporting leadership roles at Hilton Worldwide Holdings, Inc. Mr. Millard began his career at Deloitte & Touche LLP. He received his M.S. and B.B.A. degrees in accounting from James Madison University.

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2022, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as a result of the expiration of these patents.

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

During the entire product development process for a new product, we face the risk that our materials or technologies will fail to meet the manufacturer’s technical, performance or cost requirements or will be replaced by a competing product or alternative technology. Even if we offer materials and technologies that are satisfactory to a product manufacturer, the manufacturer may choose to delay or terminate its product development efforts for reasons unrelated to our materials or technologies. In addition, our agreements with our customers do not require them to purchase our host materials to utilize our phosphorescent emitter materials, and those customers may elect not to purchase our host materials.

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

The display market remains dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs; additionally, other competing display technologies have been, or are being, developed, like microLED. A similar situation exists in the solid-state lighting market, which is currently dominated by LED products. Advances in any of these various technologies may overcome their current limitations and permit them to become the leading technologies in their field, either of which could limit the potential market for products utilizing our OLED technologies and materials. This, in turn, would cause product manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

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

The COVID-19 pandemic has had, and we expect it to continue to have, a material adverse effect on our operations and business, and similar future epidemics, pandemics, disease outbreaks and other public health crises could also have a similar effect.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, which in turn has had a material adverse effect on our operations and business. We expect the COVID-19 pandemic to continue to have an adverse impact on our business and financial performance. The extent of the continued impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.

In addition, consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impact of any recession, resulting from the ongoing COVID-19 pandemic. This may negatively continue to impact sales for our customers and may also have an impact on their development of new products.

Should there be in the future any epidemics, pandemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, that harm the global economy in general, our business, financial condition and results of operations could be adversely affected. We may also experience impacts to certain of our customers as a result of public health crises occurring in one or more locations, which in turn may materially and adversely affect our business, financial condition and results of operations.

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

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the display and lighting industries in general. If inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. In addition, our business could be adversely impacted if our customers experience budget, inflationary or other pressures, such as increases in the cost of borrowing from rising interest rates.

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

Additionally, PPG manufactures our materials at facilities based in the United States and Ireland. As a result, such materials may be subject to tariffs or other barriers from or to countries where some of our product manufacturer customers have operations and to where we would need to ship product.

Inflationary pressures and persistently high prices and uncertain availability of raw materials or other inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability.

Increases in prices, including as a result of inflation and rising interest rates, for raw materials or other inputs that we and our suppliers use in manufacturing our OLED materials, or increases in logistics and related costs, have led and may continue to lead to higher production costs for our materials. In addition, any increase in the cost or reduced availability of critical materials for our OLED materials could lead to higher production costs. Further, uncertain supply of such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risks and crises, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar, and other economic and political factors have created and may continue to create pricing pressure for raw materials and other inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass these costs on to our customers or require our suppliers to absorb such costs.

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
•
fluctuations in foreign currency exchange rates for any revenues or expenses not denominated in U.S. dollars;
•
potentially adverse tax and tariff consequences; and
•
trade conflicts between and among various geopolitical factions that could result in trade restrictions being placed on our business.

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

Risks Related to Legal, Regulatory and Tax Matters

We may be subject to environmental laws and regulations, including without limitation those associated with the effects of climate change, that impose additional compliance costs and that could negatively impact our business.

Changes in environmental laws or regulations of our products could result in higher operating and compliance expenses and limit the markets in which we can manufacture and to which we can export our products. Changes in environmental laws or regulations, including laws relating to manufacturing operations and export restrictions, also could lead to new or additional investment in product designs and an increase in raw materials costs, and could increase our environmental compliance expenditures. Some of these laws and regulations may be changed or augmented as governments and regulatory bodies seek to address the effects of climate change. If environmental laws or regulations are either changed or adopted and impose additional operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations and financial condition.

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

Our capital requirements have been and will continue to be significant. We may require additional funding in the future for the research, development and commercialization of our OLED technologies and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand may not be sufficient to meet all our future needs. When we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain more money when needed, our business might fail. Additionally, if we attempt to raise money in an offering of shares of our common stock, preferred stock, warrants or depositary shares, or if we engage in acquisitions involving the issuance of such securities, the issuance of these shares will dilute our then-existing shareholders.

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

As of February 23, 2023, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our late founder and former Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we operated facilities at the following locations:

Location	Description of Use	Country	Acquisition Year
375 Phillips Blvd. Ewing, New Jersey	Corporate Offices and Research & Development Laboratories	United States	2004
250 Phillips Blvd. Ewing, New Jersey (1)	Corporate Offices and Manufacturing Logistics	United States	2019
300 Phillips Blvd. Ewing, New Jersey (1)	Corporate and Collaboration Offices	United States	2019
27 McCullough Drive New Castle, Delaware	Corporate Offices and Manufacturing Laboratories	United States	2017
Shannon Industrial Estate, Shannon, County Clare (2)	Manufacturing Facility	Ireland	2021*
* Leased property; represents lease commencement date
(1)
Approximately 88,000 square feet for the expansion of research and development activities, collaboration, manufacturing logistics and other corporate functions.
(2)
Leased, with an option to purchase, for production by PPG of our PHOLED materials.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the NASDAQ Global Select Market website under the symbol “OLED.” As of February 23, 2023, there were approximately 275 holders of record of our common stock.

During 2020, 2021 and 2022, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2017 to December 31, 2022, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the Nasdaq Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2017 in each of our common stock, the Russell 2000 Index and the Nasdaq Electronics Components Index.

	Cumulative Total Return
	12/17	12/18	12/19	12/20	12/21	12/22
Universal Display Corp.	$100.00	$54.32	$119.89	$134.20	$96.77	$64.00
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
NASDAQ Electronic Components	100.00	86.61	129.69	185.86	275.79	177.31

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, and herein by reference.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, as well as specialty and general lighting products. Since 1994, we have been engaged and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

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

On December 2, 2022, we entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC), replacing a previous license agreement that had been in place since 2018. This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2023 and lasts through the end of 2027 with an additional two-year extension option for SDC. Under this agreement, we are being paid a license fee, which includes quarterly and annual payments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets.

At the same time that we entered into the current commercial license agreement with SDC, we also entered into a material purchase agreement with SDC, which lasts for the same term as the license agreement and is subject to the same extension option. This new material purchase agreement replaced a previous purchase agreement that had been in place since 2018. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of red and green phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2022, Adesis employed a team of 150 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of December 31, 2022, OVJP Corp employed a team of 22 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

In February 2021, we announced the establishment of a new manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. We currently lease the Shannon site and have a contractual option to purchase the facility. When fully operational, the new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. The first phase of facility improvements has been completed and operations commenced in June 2022.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics, epidemics and disease outbreaks. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have a gradually lesser impact during the years ended December 31, 2021 and 2022. We expect that as the pandemic continues to evolve, there is the potential for continued impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

At this time, the crisis has not had a significant impact on our ability to fulfill shipments of commercial materials as required by our customers.

We continue to actively monitor the COVID-19 situation and may take further actions that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what effects any such potential actions could have on our business, including on our customers, employees, and financial results.

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

Various estimates are relied upon to recognize revenue. We estimate total material units to be purchased by our customers over the contract term based on historical trends, industry estimates and our forecast process. Our management uses the expected value method to estimate the material per unit fee. Additionally, our management estimates the sales-based portion of royalty revenue based on the estimated net sales revenue of our customers over the contract term.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on our ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of our assessment, we consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies.

During the year ended December 31, 2022, based on our previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits and unrealized loss on investments. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for the years ended December 31, 2021 and 2020, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 23, 2022.

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	(Decrease) Increase
REVENUE:
Material sales	$331,081	$318,623	$12,458
Royalty and license fees	267,115	219,032	48,083
Contract research services	18,423	15,870	2,553
Total revenue	616,619	553,525	63,094
COST OF SALES	127,896	114,991	12,905
Gross margin	488,723	438,534	50,189
OPERATING EXPENSES:
Research and development	117,062	99,673	17,389
Selling, general and administrative	77,886	80,372	(2,486)
Amortization of acquired technology and other intangible assets	17,459	21,994	(4,535)
Patent costs	8,329	8,160	169
Royalty and license expense	877	691	186
Total operating expenses	221,613	210,890	10,723
OPERATING INCOME	267,110	227,644	39,466
Interest income, net	7,811	505	7,306
Other (loss) income, net	(6,691)	98	(6,789)
Interest and other income, net	1,120	603	517
INCOME BEFORE INCOME TAXES	268,230	228,247	39,983
INCOME TAX EXPENSE	(58,169)	(44,034)	(14,135)
NET INCOME	$210,061	$184,213	$25,848

Revenue

Our total material sales were $331.1 million for the year ended December 31, 2022, as compared to $318.6 million for the year ended December 31, 2021, an increase of 4% with a commensurate increase in unit material volume of 4%.

•
Green emitter sales for the year ended December 31, 2022, which include our yellow-green emitters, were $251.6 million as compared to $242.9 million for the year ended December 31, 2021, with unit material volumes increasing by 3%.
•
Red emitter sales for the year ended December 31, 2022, were $79.0 million as compared to $75.2 million for the year ended December 31, 2021, with unit material volumes increasing by 8%.

Revenue from royalty and license fees was $267.1 million for the year ended December 31, 2022 as compared to $219.0 million for the year ended December 31, 2021, an increase of 22%. This increase was primarily the result of a favorable cumulative catch-up adjustment arising from changes in estimates of transaction price and higher unit material volume.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $30.3 million for the year ended December 31, 2022 resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts, resulting from the continued deterioration in the global market economy as evidenced by weakness in consumer demand caused by higher interest rates and inflationary pricing pressures. At this time, substantial uncertainty exists as to the projected duration and intensity of this global market deterioration and the extent to which it will negatively impact such customers' near-term production requirements.

Contract research services revenue was $18.4 million for the year ended December 31, 2022 as compared to $15.9 million for the year ended December 31, 2021, an increase of 16%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of Sales

Cost of sales for the year ended December 31, 2022 increased by $12.9 million as compared to the year ended December 31, 2021, primarily due to an increase in the level of material sales with an associated increase in manufacturing costs, underutilization of the manufacturing facility in Shannon, Ireland and higher per unit material costs. The underutilization charges related to the Shannon facility were $7.9 million for the year ended December 31, 2022. Shannon facility charges began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. We anticipate that the Shannon facility will continue to be underutilized in the near-term as we have begun to bring this additional capacity online in preparation for anticipated growth in the years ahead. Included in the cost of sales for both fiscal years ended December 31, 2022 and 2021 was an increase in inventory reserve of $3.6 million due to excess inventory levels in certain products. As a result of the increase in revenue from royalty and license fees and material sales, gross margin for the year ended December 31, 2022 increased by $50.2 million as compared to the year ended December 31, 2021, with gross margin as a percentage of revenue remaining consistent at 79%.

Research and development

Research and development expenses increased to $117.1 million for the year ended December 31, 2022, as compared to $99.7 million for the year ended December 31, 2021. The increase in research and development expenses was primarily due to increased contract research and PPG development activity, higher employee-related compensation expenses and operating costs, including those associated with OVJP technology development.

Selling, general and administrative

Selling, general and administrative expenses decreased to $77.9 million for the year ended December 31, 2022, as compared to $80.4 million for the year ended December 31, 2021. The decrease in selling, general and administrative expenses was primarily due to lower stock-based compensation, partially offset by increased pre-production costs associated with the Shannon facility, an increase in depreciation expense resulting from corporate expansion, as well as an increase in overall general office expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $17.5 million for the year ended December 31, 2022, as compared to $22.0 million for the year ended December 31, 2021. The decrease was due to the Fujifilm patents becoming fully amortized during the year ended December 31, 2022. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $8.3 million for the year ended December 31, 2022, as compared to $8.2 million for the year ended December 31, 2021.

Royalty and license expense

Royalty and license expense increased to $877,000 for the year ended December 31, 2022, as compared to $691,000 for the year ended December 31, 2021.

Interest and other (loss) income, net

Interest income, net was $7.8 million for the year ended December 31, 2022, as compared to $505,000 for the year ended December 31, 2021. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the year ended December 31, 2022 compared to the prior year as well as higher available-for-sale investment balances. Other (loss) income, net primarily consisted of impairment of minority investments of $7.0 million during the year ended December 31, 2022, net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $6.7 million for the year ended December 31, 2022 as compared to other income, net of $98,000 for the year ended December 31, 2021.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 21.7% and 19.3% for the years ended December 31, 2022 and 2021, respectively, and we recorded income tax expense of $58.2 million and $44.0 million, respectively, for those periods. The effective income tax rate increased due to a change in U.S. tax legislation associated with the ability to credit Chinese withholding taxes, as well as the impact to the global intangible low-taxed income (GILTI) arising from a change in the capitalization rules for research and development expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of December 31, 2022, we had cash and cash equivalents of $93.4 million, short-term investments of $484.3 million, and long-term corporate bond and U.S. Government bond investments of $247.9 million for a total of $825.6 million. This compares to cash and cash equivalents of $312.0 million, short-term investments of $351.2 million, and long-term U.S. Government bond investments of $159.6 million for a total of $822.8 million as of December 31, 2021.

Cash provided by operating activities for the year ended December 31, 2022 was $126.8 million resulting from $210.1 million of net income and an increase of $51.0 million due to non-cash items including stock-based compensation, depreciation, amortization of intangibles and deferred income taxes, partially offset by a $134.3 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in deferred revenue of $93.2 million, an increase in inventory of $49.1 million and a decrease in other liabilities of $11.4 million, partially offset by a decrease in accounts receivable of $15.0 million, an increase in accounts payable and accrued expenses of $3.3 million and a decrease in other assets of $1.1 million.

Cash provided by operating activities for the year ended December 31, 2021 was $191.1 million resulting from $184.2 million of net income and an increase of $88.5 million due to non-cash items including stock-based compensation, amortization of intangibles and depreciation, partially offset by a $81.6 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in inventory of $42.6 million, an increase in other assets of $32.6 million, an increase in accounts receivable of $25.4 million and a decrease in deferred revenue of $5.2 million, partially offset by an increase in other liabilities of $22.3 million and an increase in accounts payable and accrued expenses of $1.9 million.

Cash used in investing activities was $280.7 million for the year ended December 31, 2022, as compared to $457.8 million for the year ended December 31, 2021. The decrease was due to the timing of maturities and purchases of investments resulting in net purchases of $233.5 million for the year ended December 31, 2022, as compared to $414.2 million for the year ended December 31, 2021, partially offset by an increase in purchases of intangibles and property, plant and equipment of $3.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in intangible purchases during the year ended December 31, 2022 was primarily due to a patent purchase. The increase in property, plant and equipment purchases during the year ended December 31, 2022 was primarily due to the manufacturing facility in Shannon, Ireland and improvements to our facilities in Ewing, New Jersey.

Cash used in financing activities was $64.6 million for the year ended December 31, 2022, as compared to $51.4 million for the year ended December 31, 2021. The increase was due to an increase in the cash payment of dividends in the current year of $19.0 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $5.7 million and an increase in the proceeds from issuance of common stock of $63,000.

Working capital was $763.8 million as of December 31, 2022, as compared to $738.0 million as of December 31, 2021. The increase was primarily due to an increase in short-term investments, a decrease in deferred revenue and an increase in inventory, partially offset by decreases in cash and cash equivalents.

Several significant contractual obligations are anticipated to be incurred in future periods and include payments for retirement benefit plan obligations, lease obligations and PPG inventory commitments. Payments towards the retirement plan obligations will commence during fiscal year 2023 in the amount of $2.0 million and are expected to total $93.1 million over the life of the plan. Existing lease obligations are $4.6 million for fiscal year 2023, $9.3 million in total for fiscal years 2023 and 2024 and $21.6 million thereafter. Existing PPG inventory commitments are $31.9 million and will fluctuate based on PPG production needs to fulfill to our demand for commercial emitter material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 21, 2023, the Company’s Board of Directors, upon the recommendation of its Human Capital Committee, authorized the issuance of 19,265 shares of the Company’s common stock to Mr. Sidney Rosenblatt, the Company’s former EVP and Chief Financial Officer who retired on December 31, 2022, and a current member of the Board. The number of shares issued to Mr. Rosenblatt equals the number of shares he would have received, but for his retirement, during the first quarter of 2023, upon the vesting of one-third of each of the time-based restricted share unit grants made in 2020, 2021 and 2022. In addition, the Board of Directors authorized the issuance to Mr. Rosenblatt of the number of shares of common stock that would have been issued to him, with respect to the three-year performance period from January 1, 2020 to December 31, 2022, upon the vesting of the performance-based portion of the grant made to him in 2020 under the Company’s long-term incentive equity compensation plan. Such number of shares shall be determined in March 2023 when the determinations of performance with respect to the 2020 - 2022 performance period are made by the Human Capital Committee.

Also on February 21, 2023, the Company’s Board of Directors approved the amendment and restatement of the Universal Display Corporation Annual Incentive Plan (the “AIP”), originally established and in effect since 2013. The AIP is a bonus plan pursuant to which eligible senior executive employees of the Company may earn a bonus based on the achievement of performance objectives, and is administered by the Human Capital Committee. All senior executives of the Company and its subsidiaries are eligible to participate in the AIP. Annual bonus awards are awarded to eligible participants on an annual basis, if the performance goals established by the Committee are met. At the beginning of each fiscal year, the Human Capital Committee establishes each participant's target and maximum bonus award, the performance goals applicable to the bonus award, and such other conditions as the Committee deems appropriate. The performance goals may provide for differing amounts to be paid (e.g., threshold, target, and maximum amounts) based on differing levels of performance. The performance goals may relate to the financial performance of the Company and its subsidiaries or one or more business units, and, where appropriate, they may relate to a participant's personal performance. The foregoing description of the AIP is a summary and is qualified in its entirety by reference to the full text of the AIP, which is attached to this Annual Report on Form 10-K as Exhibit 10.14 and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which is to be filed with the U.S. Securities and Exchange Commission no later than May 1, 2023 (the first business day after the 120th day following the end of our fiscal year) (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
4	Description of Securities (3)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (4)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (4)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (4)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Mauro Premutico, dated April 16, 2012 (5)
10.5#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)
10.6#	Amended and Restated Equity Compensation Plan, effective as of March 7, 2013 (7)
10.7	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (8)
10.8	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (9)
10.9

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (10)

10.10+	Termination, Amendment and License Agreement by and among the registrant, PD-LD, Inc., Dr. Vladimir S. Ban, and The Trustees of Princeton University, dated as of July 19, 2000 (11)
10.11+	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (12)
10.12+	Amendment, dated February 23, 2021, to Amended and Restated OLED Materials Supply and Service Agreement, dated as of October 1, 2011, between the Registrant and PPG Industries, Inc. (13)

10.13+	Patent Sale Agreement, dated as of July 23, 2012 by and between FUJIFILM Corporation and the Company (14)
10.14#*	Universal Display Corporation Annual Incentive Plan
10.15#*	Form Agreement - Restricted Stock Unit Grant Letter
10.16#*	Form Agreement - Performance Stock Unit Grant Letter
10.17#	Universal Display Corporation Equity Compensation Plan (15)
10.18#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (16)
10.19+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (17)
10.20#	Equity Grant Agreement between the registrant and Julia J. Brown, dated as of December 12, 2019 (3)
10.21#	Equity Grant Agreement between the registrant and Mauro Premutico, dated as of December 12, 2019 (3)
10.22#	Equity Grant Agreement between the registrant and Janice K. Mahon, dated as of December 12, 2019 (3)
10.23#*	Amended and Restated Change in Control Agreement between the registrant and Brian Millard, dated as of September 6, 2022
10.24#*	Restricted Stock Grant Unit Agreement between the registrant and Brian Millard, dated as of September 6, 2022
10.25*+	OLED Patent License Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022
10.26*+	Supplemental OLED Material Purchase Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Brian Millard, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Item 101.INS)

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
(14)
Filed as an Exhibit to a Current Report on Form 8-K, filed with the SEC on July 27, 2012.
(15)
Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(16)
Filed as an exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(17)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mauro Premutico, Corporate Secretary, Universal Display Corporation, 250 Phillips Boulevard, Ewing, New Jersey 08618.

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

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2023
Steven V. Abramson

/s/ Brian Millard	Vice President, Chief Financial Officer and Treasurer	February 23, 2023
Brian Millard	(principal financial and accounting officer)

/s/ Elizabeth H. Gemmill	Chair of the Board of Directors	February 23, 2023
Elizabeth H. Gemmill

/s/ Cynthia J. Comparin	Director	February 23, 2023
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 23, 2023
Richard C. Elias

/s/ C. Keith Hartley	Director	February 23, 2023
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 23, 2023
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 23, 2023
Lawrence Lacerte

/s/ Sidney D. Rosenblatt	Director	February 23, 2023
Sidney D. Rosenblatt

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Brian Millard Vice President, Chief Financial Officer and Treasurer

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We identified the assessment of the estimated per unit fee for long-term OLED contracts as a critical audit matter. The estimated per unit fee was dependent upon the estimates of total material units to be sold. Significant auditor judgment was required in evaluating the forecasted material unit sales, as changes in the estimates could significantly affect the estimated per unit fee.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s revenue recognition process, including the Company’s review and approval of forecasted quantities of material unit sales of OLED products. We assessed the Company’s forecasting policies and procedures and the inputs used in making the estimates by considering other reasonably likely outcomes when evaluating potential management bias. Additionally, we inspected the forecast calculations for a selection of OLED contracts and compared the per-material unit prices and royalty rates used against the respective contract terms. We compared the OLED material unit sales forecast to internal operating and production budgets, and we compared the forecasted OLED material unit sales to the results of inquiries of Company personnel, publicly available market data, and analyst reports. We assessed the Company’s ability to accurately forecast OLED material unit sales by comparing recent historical forecasts to actual results and evaluating the Company’s conclusions regarding the reasons for changes in the current year’s estimates as compared to prior estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 23, 2023

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,430	$311,993
Short-term investments	484,345	351,194
Accounts receivable	92,664	107,639
Inventory	183,220	134,160
Other current assets	45,791	20,948
Total current assets	899,450	925,934
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $117,118 and $92,461	143,445	128,832
ACQUIRED TECHNOLOGY, net of accumulated amortization of $189,671 and $173,635	38,382	49,668
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $8,989 and $7,565	8,247	9,711
GOODWILL	15,535	15,535
INVESTMENTS	259,861	168,076
DEFERRED INCOME TAXES	58,161	33,453
OTHER ASSETS	109,739	135,710
TOTAL ASSETS	$1,532,820	$1,466,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,519	$14,955
Accrued expenses	51,002	45,474
Deferred revenue	45,599	120,864
Other current liabilities	29,577	6,645
Total current liabilities	135,697	187,938
DEFERRED REVENUE	18,279	36,217
RETIREMENT PLAN BENEFIT LIABILITY	59,790	66,773
OTHER LIABILITIES	43,685	76,077
Total liabilities	257,451	367,005
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,136,030 and 49,065,924 shares issued, and 47,770,382 and 47,700,276 shares outstanding at December 31, 2022 and December 31, 2021, respectively	491	491
Additional paid-in capital	681,335	658,728
Retained earnings	653,277	500,212
Accumulated other comprehensive loss	(18,452)	(18,235)
Treasury stock, at cost (1,365,648 shares at December 31, 2022 and December 31, 2021)	(41,284)	(41,284)
Total shareholders’ equity	1,275,369	1,099,914
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,532,820	$1,466,919

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUE:
Material sales	$331,081	$318,623	$229,749
Royalty and license fees	267,115	219,032	185,054
Contract research services	18,423	15,870	14,064
Total revenue	616,619	553,525	428,867
COST OF SALES	127,896	114,991	85,478
Gross margin	488,723	438,534	343,389
OPERATING EXPENSES:
Research and development	117,062	99,673	83,894
Selling, general and administrative	77,886	80,372	61,346
Amortization of acquired technology and other intangible assets	17,459	21,994	21,969
Patent costs	8,329	8,160	7,529
Royalty and license expense	877	691	11,125
Total operating expenses	221,613	210,890	185,863
OPERATING INCOME	267,110	227,644	157,526
Interest income, net	7,811	505	5,139
Other (loss) income, net	(6,691)	98	864
Interest and other income, net	1,120	603	6,003
INCOME BEFORE INCOME TAXES	268,230	228,247	163,529
INCOME TAX EXPENSE	(58,169)	(44,034)	(30,157)
NET INCOME	$210,061	$184,213	$133,372
NET INCOME PER COMMON SHARE:
BASIC	$4.41	$3.87	$2.80
DILUTED	$4.40	$3.87	$2.80
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,390,352	47,296,447	47,198,982
DILUTED	47,468,507	47,365,435	47,236,994
CASH DIVIDEND DECLARED PER COMMON SHARE	$1.20	$0.80	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME	$210,061	$184,213	$133,372
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities, net of tax of none, $65 and $28, respectively	(7,745)	(233)	(100)
Employee benefit plan:
Actuarial gain (loss) on retirement plan, net of tax of ($1,667), ($1,336) and $3,569, respectively	5,971	13,620	(21,464)
Plan amendment cost, net of tax of none, $79 and none, respectively	—	(283)	—
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($569), ($1,316) and ($723), respectively	2,037	4,719	2,556
Net change in employee benefit plan	8,008	18,056	(18,908)
Change in cumulative foreign currency translation adjustment	(480)	(39)	(14)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(217)	17,784	(19,022)
COMPREHENSIVE INCOME	$209,844	$201,997	$114,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2019	200,000	$2	48,852,193	$489	$620,236	$249,003	$(16,997)	1,365,648	$(41,284)	$811,449
Net income	—	—	—	—	—	133,372	—	—	—	133,372
Other comprehensive loss	—	—	—	—	—	—	(19,022)	—	—	(19,022)
Cash dividend	—	—	—	—	—	(28,445)	—	—	—	(28,445)
Issuance of common stock to employees	—	—	240,414	2	26,282	—	—	—	—	26,284
Shares withheld for employee taxes	—	—	(99,319)	(1)	(14,393)	—	—	—	—	(14,394)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	10,520	—	1,947	—	—	—	—	1,947
Issuance of common stock to employees under an ESPP	—	—	9,668	—	1,523	—	—	—	—	1,523
BALANCE, DECEMBER 31, 2020	200,000	2	49,013,476	490	635,595	353,930	(36,019)	1,365,648	(41,284)	912,714
Net income	—	—	—	—	—	184,213	—	—	—	184,213
Other comprehensive income	—	—	—	—	—	—	17,784	—	—	17,784
Cash dividend	—	—	—	—	—	(37,931)	—	—	—	(37,931)
Issuance of common stock to employees	—	—	63,969	1	34,471	—	—	—	—	34,472
Shares withheld for employee taxes	—	—	(29,179)	—	(14,949)	—	—	—	—	(14,949)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	8,502	—	1,704	—	—	—	—	1,704
Issuance of common stock to employees under an ESPP	—	—	9,156	—	1,907	—	—	—	—	1,907
BALANCE, DECEMBER 31, 2021	200,000	2	49,065,924	491	658,728	500,212	(18,235)	1,365,648	(41,284)	1,099,914
Net income	—	—	—	—	—	210,061	—	—	—	210,061
Other comprehensive loss	—	—	—	—	—	—	(217)	—	—	(217)
Cash dividend	—	—	—	—	—	(56,996)	—	—	—	(56,996)
Issuance of common stock to employees	—	—	72,769	—	27,907	—	—	—	—	27,907
Shares withheld for employee taxes	—	—	(31,938)	—	(9,209)	—	—	—	—	(9,209)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	12,218	—	1,866	—	—	—	—	1,866
Issuance of common stock to employees under an ESPP	—	—	17,057	—	2,043	—	—	—	—	2,043
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,061	$184,213	$133,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,815	19,968	15,217
Amortization of intangibles	17,459	21,994	21,969
Amortization of premium and discount on investments, net	(6,461)	(373)	(4,960)
Impairment of minority investments	6,962	—	—
Stock-based compensation to employees	28,380	34,871	26,631
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,566	1,404	1,647
Deferred income tax (benefit) expense	(26,946)	1,748	(4,446)
Retirement plan expense	5,276	8,875	5,656
Decrease (increase) in assets:
Accounts receivable	14,975	(25,378)	(21,809)
Inventory	(49,060)	(42,569)	(27,638)
Other current assets	(24,843)	(202)	1,200
Other assets	25,971	(32,369)	(17,251)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,338	1,902	(8,305)
Other current liabilities	20,917	2,105	2,683
Deferred revenue	(93,203)	(5,220)	17,439
Other liabilities	(32,392)	20,136	7,387
Net cash provided by operating activities	126,815	191,105	148,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,497)	(43,161)	(27,991)
Purchase of intangibles	(4,709)	(394)	(60)
Purchases of investments	(701,993)	(642,180)	(604,153)
Proceeds from sale and maturity of investments	468,456	227,984	1,023,460
Net cash (used in) provided by investing activities	(280,743)	(457,751)	391,256
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,570	1,507	1,176
Payment of withholding taxes related to stock-based compensation to employees	(9,209)	(14,949)	(14,394)
Cash dividends paid	(56,996)	(37,931)	(28,445)
Net cash used in financing activities	(64,635)	(51,373)	(41,663)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(218,563)	(318,019)	498,385
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	311,993	630,012	131,627
CASH AND CASH EQUIVALENTS, END OF YEAR	$93,430	$311,993	$630,012
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(8,100)	$(295)	$(118)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	3,069	(3,526)	(1,468)
Cash paid for income tax	72,347	52,650	36,269

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
BUSINESS:

Universal Display Corporation and its subsidiaries (the Company) is a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light and can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, monitor, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. The Company believes this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. The Company also believes that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. The Company’s technology leadership, intellectual property position, and more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable the Company to continue to share in the revenues from OLED displays and lighting products as they gain wider acceptance.

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers of products for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and either license or otherwise commercialize the Company’s proprietary OLED material, device design and manufacturing technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 5,500 patents issued and pending worldwide.

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

Reclassification of Prior Year Presentation

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant collection risk. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. The allowance for credit losses was $279,000 at both December 31, 2022 and 2021.

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

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2022, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2021 or 2020.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. Company management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether a quantitative goodwill impairment test is necessary. If it is concluded it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then a quantitative impairment assessment is not necessary. If it is determined that goodwill has been impaired, then its carrying value is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performed its annual impairment assessment as of December 31, 2022 utilizing a qualitative evaluation and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2022, no indications of impairment existed.

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

The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists. Factors considered in the assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The impairment in the value of minority equity investments is included in the other (loss) income, net line item on the Consolidated Statements of Income.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2022, the Company had no leases that qualified as financing arrangements.

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

Various estimates are relied upon to recognize revenue. The Company estimates total material units to be purchased by its customers over the contract term based on historical trends, industry estimates and its forecast process. Management uses the expected value method to estimate the material per unit fee. Additionally, management estimates the sales-based portion of royalty revenue based on the estimated net sales revenue of its customers over the contract term.

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

On December 2, 2022, the Company entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC), replacing a previous license agreement that had been in place since 2018. This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2023 and lasts through the end of 2027 with an additional two-year extension option for SDC. Under this agreement, the Company is being paid a license fee, which includes quarterly and annual payments over the agreement term of five years. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets.

At the same time the Company entered into the current commercial license agreement with SDC, the Company also entered into a new supplemental material purchase agreement with SDC, which lasts for the same term as the license agreement and is subject to the same extension option. This new material purchase agreement replaced a previous purchase agreement that had been in place since 2018. Under the supplemental material purchase agreement, SDC agrees to purchase red and green phosphorescent emitter materials from the Company for use in the manufacture of licensed products. This amount purchased is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

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

Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 450-50): Disclosure of Supplier Finance Program Obligations, which require disclosures about a buyer's supplier finance program. The adoption of ASU 2022-04, beginning on January 1, 2023, will not have a significant impact on the Consolidated Financial Statements and related disclosures.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. ASU 2022-03 becomes effective January 1, 2024, and the Company is evaluating the potential impact of this standard on its investments.

3.
CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company’s portfolio of marketable fixed income securities consists of term bank certificates of deposit, U.S. Government bonds and corporate bonds. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
December 31, 2022
Cash accounts in banking institutions	$86,268	$—	$—	$86,268
Money market accounts	7,162	—	—	7,162
	$93,430	$—	$—	$93,430
December 31, 2021
Cash accounts in banking institutions	$256,878	$—	$—	$256,878
Money market accounts	55,115	—	—	55,115
	$311,993	$—	$—	$311,993

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2022
Corporate bonds	150,698	—	(910)	149,788
U.S. Government bonds	339,472	32	(4,947)	334,557
	$490,170	$32	$(5,857)	$484,345
December 31, 2021
Certificates of deposit	$240	$—	$—	$240
Corporate bonds	226,448	3	(97)	226,354
U.S. Government bonds	124,611	—	(11)	124,600
	$351,299	$3	$(108)	$351,194

Long-term Corporate Bonds and U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2022
Corporate bonds	$2,479	$—	$(28)	$2,451
U.S. Government bonds	247,464	52	(2,152)	245,364
	$249,943	$52	$(2,180)	$247,815
December 31, 2021
U.S. Government bonds	$159,692	$10	$(134)	$159,568
	$159,692	$10	$(134)	$159,568

Long-term Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority investments, which include convertible notes, are included in investments on the Consolidated Balance Sheets. As of December 31, 2022, the Company had four minority investments with a total carrying value of $12.0 million accounted for as equity securities without readily determinable fair values as compared to two minority investments with a total carrying value of $8.5 million as of December 31, 2021.

During the year ended December 31, 2022, the Company recognized an impairment in the value of two of its minority investments, an impairment of an equity security investment in the amount of $3.0 million and an impairment of a long-term convertible note investment of $4.0 million which had been acquired in the current year. The impairment in the value of these minority investments are included in the other (loss) income, net line item on the Consolidated Statements of Income.

4.
FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,162	$7,162	$—	$—
Short-term investments	484,345	484,345	—	—
Long-term corporate and U.S. Government bonds investments	247,815	247,815	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$55,115	$55,115	$—	$—
Short-term investments	351,194	351,194	—	—
Long-term U.S. Government bonds investments	159,568	159,568	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of December 31, 2022 or December 31, 2021.

5.
INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$115,448	$75,227
Work-in-process	7,626	16,065
Finished goods	60,146	42,868
Inventory	$183,220	$134,160

The Company recorded an increase in inventory reserve of $3.6 million, $3.6 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, due to excess inventory levels in certain products.

6.
PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Land	$2,642	$2,642
Building and improvements	99,586	76,600
Office and lab equipment	129,697	107,168
Furniture, fixtures and computer related assets	18,071	16,221
Construction-in-progress	10,567	18,662
	260,563	221,293
Less: Accumulated depreciation	(117,118)	(92,461)
Property and equipment, net	$143,445	$128,832

Depreciation expense was $24.8 million, $20.0 million and $15.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from PD-LD, Inc., Motorola, BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2022	2021
PD-LD, Inc.	$1,481	$1,481
Motorola	15,909	15,909
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,212	462
	228,053	223,303
Less: Accumulated amortization	(189,671)	(173,635)
Acquired technology, net	$38,382	$49,668

Amortization expense related to acquired technology was $16.0 million, $20.6 million and $20.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $10.1 million in each of the years ending December 31, 2023, 2024, and 2025, $5.3 million in the year ending December 31, 2026, $521,000 in the year ending December 31, 2027 and $2.3 million in total thereafter.

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

At December 31, 2022, these other intangible assets consist of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(5,887)	$4,633
Developed IP, processes and recipes	4,820	(2,068)	2,752
Trade name/Trademarks	1,500	(968)	532
Other	396	(66)	330
Total identifiable other intangible assets	$17,236	$(8,989)	$8,247

Amortization expense related to other intangible assets was $1.4 million for each of the years ended December 31, 2022, 2021, and 2020. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next four fiscal years (2023 - 2026), $1.3 million for the year ending December 31, 2027 and $1.3 million in total thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period using Adesis’ standalone financial operating performance information. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit, as Adesis is considered to be the reporting unit. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2022, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

8.
OTHER ASSETS:

Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Long-term taxes receivable	$63,915	$103,260
Right-of-use assets	31,486	30,614
Long-term contract assets	11,651	—
Other long-term assets	2,687	1,836
Other assets	$109,739	$135,710

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9.
LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2022, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$4,436	$3,637	$2,091
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,750	$26,174	$1,948

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	December 31,
	2022	2021
Right-of-use assets	$31,486	$30,614
Short-term lease liabilities	3,737	3,351
Long-term lease liabilities	29,039	27,263

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2022
Weighted average remaining lease term (in years)	7.7
Weighted average discount rate	3.4%

As of December 31, 2022, current operating leases had remaining terms between one and nine years with options to extend the lease terms.

Undiscounted future minimum lease payments as of December 31, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2023	$4,616
2024	4,643
2025	4,696
2026	4,722
2027	4,624
Thereafter	12,211
Total lease payments	35,512
Less: imputed interest	(4,026)
Present value of lease payments	$31,486

10.
ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Compensation	$31,751	$27,686
PPG Industries, Inc. agreement	9,864	8,853
Consulting	910	1,314
Professional fees	906	1,000
Royalties	877	691
Research and development agreements	662	1,469
Other	6,032	4,461
Accrued expenses	$51,002	$45,474

11.
RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $853,000, $691,000 and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of December 31, 2022, the Company was obligated to pay USC up to $2.0 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the agreement of $905,000, $1.3 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

12.
OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Long-term lease liabilities	$29,039	$27,263
Long-term taxes payable	14,592	47,791
Other long-term liabilities	54	1,023
Other liabilities	$43,685	$76,077

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

The Company recorded research and development expense of $7.3 million, $3.6 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial OLED chemicals.

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

As of December 31, 2022, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of December 31, 2022, the Company had issued 49,136,030 shares of common stock, of which 47,770,382 were outstanding. During the years ended December 31, 2022 and 2021, the Company repurchased no shares of common stock.

Dividends

During the year ended December 31, 2022, the Company declared and paid cash dividends of $1.20 per common share, or $57.0 million, on the Company’s outstanding common stock.

On February 21, 2023, the Company’s Board of Directors declared a first quarter dividend of $0.35 per share to be paid on March 31, 2023 to all shareholders of record of the Company's common stock as of the close of business on March 17, 2023. All future dividends will be subject to the approval of the Company’s Board of Directors.

15.
ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2020, net of tax	$191	$(17,167)	$(21)	$(16,997)
Other comprehensive loss before reclassification	(100)	(21,464)	(14)	(21,578)
Reclassification to net income (1)	—	2,556	—	2,556	Selling, general and administrative, research and development and cost of sales
Change during period	(100)	(18,908)	(14)	(19,022)
Balance December 31, 2020, net of tax	91	(36,075)	(35)	(36,019)
Other comprehensive (loss) gain before reclassification	(233)	13,620	(39)	13,348
Plan amendment cost	—	(283)	—	(283)
Reclassification to net income (1)	—	4,719	—	4,719	Selling, general and administrative, research and development and cost of sales
Change during period	(233)	18,056	(39)	17,784
Balance December 31, 2021, net of tax	(142)	(18,019)	(74)	(18,235)
Other comprehensive (loss) gain before reclassification	(7,745)	5,971	(480)	(2,254)
Plan amendment cost	—	—	—	—
Reclassification to net income (1)	—	2,037	—	2,037	Selling, general and administrative, research and development and cost of sales
Change during period	(7,745)	8,008	(480)	(217)
Balance December 31, 2022, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)

(1)
The Company reclassified amortization of prior service cost, actuarial loss and plan amendment cost for its retirement plan from accumulated other comprehensive loss to net income of $2.0 million, $4.7 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)
Refer to Note 17: Employee Retirement Plans
16.
STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through December 31, 2022, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of December 31, 2022, there were 1,619,694 shares that remained available to be granted under the Equity Compensation Plan.

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

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2022	226,984	$184.93
Granted	124,772	140.37
Vested	(101,909)	176.84
Forfeited	(19,624)	175.29
Unvested, December 31, 2022	230,223	$165.10

The weighted average grant-date fair value per unit of RSU awards granted was $140.37, $208.67 and $162.32 during the years ended December 31, 2022, 2021 and 2020, respectively. The grant date fair value of RSUs that vested during the year was $18.0 million for the year ended December 31, 2022, $12.5 million for the year ended December 31, 2021 and $6.5 million for the year ended December 31, 2020. The fair value of RSUs as of their respective vesting dates was $15.3 million for the year ended December 31, 2022, $15.1 million for the year ended December 31, 2021 and $7.7 million for the year ended December 31, 2020.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2022	75,327	$185.86
Granted	2,024	148.35
Vested	(43,714)	189.88
Unvested, December 31, 2022	33,637	$178.37

The weighted average grant-date fair value per award of RSA awards granted was $148.35, $172.95 and $155.85 during the years ended December 31, 2022, 2021 and 2020, respectively. The grant date fair value of RSAs that vested during the year was $8.3 million for the year ended December 31, 2022, $9.3 million for the year ended December 31, 2021 and $8.7 million for the year ended December 31, 2020. The fair value of RSAs as of their respective vesting dates was $6.5 million for the year ended December 31, 2022, $20.0 million for the year ended December 31, 2021 and $24.5 million for the year ended December 31, 2020.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $14.3 million, $15.4 million and $13.9 million, respectively, cost of sales of $2.2 million, $2.5 million and $1.9 million, respectively, and research and development expense of $6.1 million, $5.2 million and $4.3 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2022, 2021 and 2020, 54,856, 69,798 and 86,442 shares, respectively, with aggregate fair values of $8.4 million, $14.1 million and $12.5 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, whose unvested shares are marked-to-market each reporting period, research and development expense of $234,000, $220,000 and $380,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.3 million, $1.2 million and $1.3 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 8,784, 5,412 and 6,456 shares during the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the total unrecognized expense related to all restricted stock awards and units was $27.9 million, which the Company expects to recognize over a weighted average period of 1.91 years.

Performance Unit Awards

Each performance unit award is subject to both a performance-vesting requirement (either performance-based or market-based) and a service-vesting requirement. The performance-based vesting requirement is tied to EBITDA and cash flow achievement, as measured over a specific performance period. The market-based vesting requirement is tied to the Company's total shareholder return (TSR) relative to the TSR of companies comprising the Nasdaq Electronics Components Index, as measured over a three-year performance period. The maximum number of performance units that may vest based on performance is three times the shares granted. Further, if the Company's performance falls below certain thresholds, the performance units will not vest at all.

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2022	182,954	$189.24
Granted	101,889	186.66
Vested	(11,364)	163.23
Forfeited	(45,613)	199.77
Unvested, December 31, 2022	227,866	$185.57

During the years ended December 31, 2022, 2021 and 2020, the Company granted 100,621, 77,086 and 95,772 performance units, respectively, of which 75,465, 42,291 and 47,885 units, respectively, are subject to performance-based vesting requirements and 25,156, 34,795 and 47,887 units, respectively, are subject to market-based vesting requirements, and which will vest over the terms described above. During the years ended December 31, 2022, 2021 and 2020, there were 1,268, none, and 15,638 incremental performance-based shares, respectively, that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value per unit of the performance unit awards granted was $186.66, $214.70 and $167.74 during the years ended December 31, 2022, 2021 and 2020, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting. The grant date fair value of PSUs that vested during the year was $1.9 million for the year ended December 31, 2022, $1.1 million for the year ended December 31, 2021 and $3.3 million for the year ended December 31, 2020. The fair value of PSUs as of their respective vesting dates was $1.8 million for the year ended December 31, 2022, $2.0 million for the year ended December 31, 2021 and $4.5 million for the year ended December 31, 2020.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $2.8 million, $8.0 million and $4.3 million, respectively, cost of sales of $940,000, $1.3 million and $670,000, respectively, and research and development expense of $1.5 million, $2.1 million and $1.1 million, respectively.

In connection with the vesting of performance units during the years ended December 31, 2022, 2021 and 2020, 5,082, 3,881 and 12,877 shares, respectively, with aggregate fair values of $826,000, $875,000 and $1.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2022, the total unrecognized compensation expense related to performance unit awards was $13.7 million, which the Company expects to recognize over a weighted average period of 1.87 years.

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

For the years ended December 31, 2022, 2021 and 2020, the Company issued 17,057, 9,156 and 9,668 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.6 million, $1.5 million and $1.2 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recorded charges of $107,000, $93,000 and $96,000, respectively, to selling, general and administrative expense, $141,000, $119,000, $111,000, respectively, to cost of sales and $224,000, $188,000 and $139,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the years ended December 31, 2022 and 2021, the Company granted a total of 2,024 and 1,400 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2021 and 2020, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2022 and 2021.

17.
EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $1.4 million, $1.3 million and $1.1 million, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Human Capital Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of December 31, 2022 there were eight participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $12.5 million as accumulated other comprehensive loss as of December 31, 2022. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2023 is $1.3 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$66,773	$78,527
Service cost	1,287	1,675
Interest cost	1,383	1,165
Actuarial (gain) loss	(7,639)	(14,956)
Plan amendment	—	362
Benefit obligation, end of year	61,804	66,773
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$61,804	$66,773
Current liability	$2,014	$—
Non-current liability	$59,790	$66,773

The accumulated benefit obligation for the plan was $59.5 million and $63.3 million as of December 31, 2022 and 2021, respectively. The actuarial gain of $7.6 million for the year ended December 31, 2022 was primarily due to an increase in the discount rate. The actuarial gain of $15.0 million for the year ended December 31, 2021 was primarily due to a reduction in the three-year average cash bonus paid to participants.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Service cost	$1,287	$1,675	$1,092
Interest cost	1,383	1,165	1,285
Amortization of prior service cost	1,119	1,099	1,098
Amortization of loss	1,487	4,936	2,181
Total net periodic benefit cost	$5,276	$8,875	$5,656

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2022	2021
Discount rate	4.94%	2.16%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.16%	1.54%	2.64%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2023 are as follows (in thousands):

Amortization of prior service cost	$815
Amortization of loss	480
Total	$1,295

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2023	$2,014
2024	5,785
2025	5,785
2026	7,101
2027	7,539
2028-2032	41,093
Thereafter	23,737

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2022, 2021 and 2020, the Company had purchase commitments for inventory of $31.9 million, $25.7 million and $13.7 million, respectively.

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

19.
CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022		2021		2020
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	41%	$11,425	44%	$10,850	41%	$20,476
B	25%	24,440	26%	45,867	30%	26,776
C	16%	22,291	14%	18,557	13%	2,757

Revenues from outside of North America represented approximately 97% of consolidated revenue for each of the years ended December 31, 2022, 2021 and 2020. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2022	2021	2020
South Korea	$360,640	$334,835	$263,079
China	230,582	192,079	142,076
Japan	5,579	7,358	7,405
Other non-U.S. locations	3,829	3,137	1,728
Total non-U.S. locations	600,630	537,409	414,288
United States	15,989	16,116	14,579
Total revenue	$616,619	$553,525	$428,867

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	December 31,
Country	2022	2021
United States	$117,255	$115,004
Ireland	20,270	7,000
Other	5,920	6,828
Total long-lived assets	$143,445	$128,832

Substantially all chemical materials were purchased from one supplier. See Note 13.

20.
INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$77,205	$60,066	$38,839
Foreign	191,025	168,181	124,690
Income before income taxes	$268,230	$228,247	$163,529

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current income tax (expense) benefit:
Federal	$(51,980)	$(16,433)	$(14,773)
State	(1,833)	(641)	(568)
Foreign	(31,302)	(25,212)	(19,262)
	(85,115)	(42,286)	(34,603)
Deferred income tax (expense) benefit:
Federal	25,916	(844)	4,883
State	1,216	(734)	(34)
Foreign	(186)	(170)	(403)
	26,946	(1,748)	4,446
Income tax expense	$(58,169)	$(44,034)	$(30,157)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1	0.2	0.2
Effect of foreign operations	(4.9)	(5.0)	(5.2)
Accruals and reserves	—	(0.8)	(1.0)
Nondeductible employee compensation	1.9	3.0	2.6
Research tax credits	(1.9)	(1.4)	(1.8)
Stock based compensation	0.2	(0.3)	(0.9)
U.S. International Tax (Sub F, GILTI, FDII)	4.2	2.1	3.5
Other	1.1	0.5	—
Effective tax rate	21.7%	19.3%	18.4%

The following table summarizes Company tax credit carry forwards for tax return purposes as of December 31, 2022 (in thousands):

	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	$8,100	2029-2037
Total credit carry forwards	$8,100

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax asset:
Capitalized research expenditures	$38,485	$3,150
Retirement plan	13,495	14,560
Tax credit carry forwards	8,100	6,156
Lease Liabilities	7,230	5,360
Accruals and reserves	6,944	4,733
Deferred revenue	2,077	11,361
Stock-based compensation	1,454	1,110
Other	3,400	1,020
	81,185	47,450
Valuation allowance	(11,087)	(5,911)
Deferred tax assets	70,098	41,539
Deferred tax liability:
Accruals and reserves	(11,937)	(8,086)
Deferred tax liabilities	(11,937)	(8,086)
Net deferred tax assets	$58,161	$33,453

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is no evidence to release the valuation allowance that has been recorded for the New Jersey research and development credit and unrealized loss on investments.

The U.S.-Korean Mutual Agreement Procedure (MAP) for the years ended December 31, 2010 to December 31, 2017 was closed in September 2022, resulting in a refund of the Korean withholding taxes previously withheld. The Company will amend the U.S. federal tax returns to reflect the refund and to redetermine the foreign tax credit amount. In November 2022, the Company prepaid $18.8 million to the IRS under Rev. Proc. 2005-18 to offset the tax payable amount. As a result, the Company has recorded a long-term asset of $3.0 million and $36.9 million and a long-term payable of none and $16.2 million for the years ended December 31, 2022 and December 31, 2021, respectively, for the estimated amounts due to the U.S. federal government. The Company also recorded a reduction of deferred tax assets for foreign tax credits and research and development credits of $20.7 million on the December 31, 2022 and December 31, 2021 Consolidated Balance Sheets.

On December 27, 2018, regarding the withholding taxes for the years 2018 to 2022, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for the years ended December 31, 2018 to December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed during October 2021 with the Korean National Tax Service (KNTS) for over-withheld taxes from January 1, 2018 to the second quarter of 2021. The Company has since been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. The Company has also filed an administrative hearing request with the Korean Tax Tribunal in order to expedite the refund process and the case remains pending. The Company plans to file a refund request for over-withheld taxes from the third quarter of 2021 to December 31, 2022.

The Company will also amend U.S. federal tax returns for the 2018 to 2020 years when the anticipated refund from KNTS is received to offset the additional tax liability and to redetermine the research and development credit utilization. In November 2022, the Company prepaid $16.0 million to the IRS under Rev. Proc. 2005-18 that relates to the anticipated tax payable. As a result, the Company has recorded a long-term asset of $60.9 million and $53.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. Also, as of December 31, 2022 and December 31, 2021, the Company recorded a long-term liability of $14.6 million and $31.6 million, respectively, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns indicating that lower withholding amounts were required.

On October 30, 2018, the KNTS concluded a tax audit with LG Display that pertained to the licensing and royalty payments made to UDC Ireland during the years 2015 through 2017. The KNTS questioned whether UDC Ireland was the beneficial owner of these payments and assessed UDC Ireland a charge of $13.2 million for withholding taxes and interest for the three-year period. UDC Ireland engaged a prominent Korean law firm which believed it was more-likely-than-not that UDC Ireland had beneficial ownership of the underlying intellectual property. Based on this authority, UDC Ireland paid the assessment which was recorded as a long-term asset as of December 31, 2021. In September 2020, the Korean District Court ruled in favor of UDC Ireland on the beneficial ownership issue and the ruling was affirmed by the Korean High Court in August 2021, upon which the KNTS appealed the ruling to the Korean Supreme Court. On January 13, 2022, the Korean Supreme Court dismissed the appeal from the KNTS which resulted in UDC Ireland recovering the charge of $13.2 million for withholding taxes plus interest for the three-year period in February 2022.

The Company is not subject to examinations by the U.S. federal tax authority for the years prior to 2010. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is currently under a California state tax audit for the years 2019 and 2020, which is in the information-collecting stage.

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

For each of the years ended December 31, 2022, 2021 and 2020, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with the Company's contracts from customers (in thousands):

As of December 31, 2022
Accounts receivable	$92,664
Short-term unbilled receivables	24,073
Short-term contract assets	2,733
Long-term contract assets	11,651
Short-term deferred revenue	45,599
Long-term deferred revenue	18,279

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of December 31, 2022 will be recognized as materials are shipped to customers over the remaining contract periods. As of December 31, 2022, the Company had $21.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the years ended December 31, 2022 and 2021, are as follows (in thousands):

	Year Ended December 31, 2022
	Assets	Liabilities
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	239,608
Increases due to cash received	—	(176,667)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	30,262
Unbilled receivables recorded, net	15,946	—
Contract assets recorded, net	14,384	—
Net change	30,330	93,203
Balance at December 31, 2022	$38,457	$(63,878)

	Year Ended December 31, 2021
	Assets	Liabilities
Balance at December 31, 2020	$10,429	$(162,301)
Revenue recognized that was previously included in deferred revenue, net	—	192,778
Increases due to cash received	—	(201,484)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	13,926
Unbilled receivables recorded, net	32,720	—
Transferred to receivables from unbilled receivables	(35,022)	—
Net change	(2,302)	5,220
Balance at December 31, 2021	$8,127	$(157,081)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for the year ended December 31, 2022 increased by $16.3 million as compared to the year ended December 31, 2021. The increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net was primarily due to a decrease in anticipated customer demand over their remaining contract lives.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$210,061	$184,213	$133,372
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(1,215)	(1,137)	(1,001)
Adjusted net income	$208,846	$183,076	$132,371
Denominator:
Weighted average common shares outstanding – Basic	47,390,352	47,296,447	47,198,982
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	2,340	1,010	1,566
Restricted stock awards and units and performance units	75,815	67,978	36,446
Weighted average common shares outstanding – Diluted	47,468,507	47,365,435	47,236,994
Net income per common share:
Basic	$4.41	$3.87	$2.80
Diluted	$4.40	$3.87	$2.80

For the years ended December 31, 2022, 2021, and 2020, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 122,843, none and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.