Form 10-Q
period 2023-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2023-05-03
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had outstanding 47,334,131 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,294	$93,430
Short-term investments	487,812	484,345
Accounts receivable	92,677	92,664
Inventory	174,245	183,220
Other current assets	37,193	45,791
Total current assets	950,221	899,450
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,388 and $117,118	145,281	143,445
ACQUIRED TECHNOLOGY, net of accumulated amortization of $174,820 and $189,671	35,843	38,382
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $9,341 and $8,989	7,947	8,247
GOODWILL	15,535	15,535
INVESTMENTS	213,369	259,861
DEFERRED INCOME TAXES	63,292	58,161
OTHER ASSETS	104,224	109,739
TOTAL ASSETS	$1,535,712	$1,532,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,741	$9,519
Accrued expenses	25,346	51,002
Deferred revenue	37,419	45,599
Other current liabilities	42,451	29,577
Total current liabilities	114,957	135,697
DEFERRED REVENUE	17,843	18,279
RETIREMENT PLAN BENEFIT LIABILITY	60,248	59,790
OTHER LIABILITIES	43,199	43,685
Total liabilities	236,247	257,451
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,697,467 and 49,136,030 shares issued, and 47,331,819 and 47,770,382 shares outstanding, at March 31, 2023 and December 31, 2022, respectively	487	491
Additional paid-in capital	679,390	681,335
Retained earnings	676,347	653,277
Accumulated other comprehensive loss	(15,477)	(18,452)
Treasury stock, at cost (1,365,648 shares at March 31, 2023 and December 31, 2022)	(41,284)	(41,284)
Total shareholders’ equity	1,299,465	1,275,369
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,535,712	$1,532,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Material sales	$70,190	$86,691
Royalty and license fees	55,210	59,802
Contract research services	5,067	3,977
Total revenue	130,467	150,470
COST OF SALES	32,970	33,163
Gross margin	97,497	117,307
OPERATING EXPENSES:
Research and development	31,423	26,545
Selling, general and administrative	15,396	21,062
Amortization of acquired technology and other intangible assets	2,891	5,498
Patent costs	2,255	1,798
Royalty and license expense	164	154
Total operating expenses	52,129	55,057
OPERATING INCOME	45,368	62,250
Interest income, net	6,967	291
Other loss, net	(703)	(34)
Interest and other loss, net	6,264	257
INCOME BEFORE INCOME TAXES	51,632	62,507
INCOME TAX EXPENSE	(11,793)	(12,537)
NET INCOME	$39,839	$49,970
NET INCOME PER COMMON SHARE:
BASIC	$0.83	$1.05
DILUTED	$0.83	$1.05
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,523,593	47,369,764
DILUTED	47,567,007	47,440,281
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$39,839	$49,970
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of ($733) and $1,097, respectively	2,627	(3,935)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($71) and ($143), respectively	253	509
Change in cumulative foreign currency translation adjustment	95	(234)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,975	(3,660)
COMPREHENSIVE INCOME	$42,814	$46,310

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369
Net income	—	—	—	—	—	39,839	—	—	—	39,839
Other comprehensive income	—	—	—	—	—	—	2,975	—	—	2,975
Cash dividend	—	—	—	—	—	(16,769)	—	—	—	(16,769)
Issuance of common stock to employees	—	—	126,846	1	3,853	—	—	—	—	3,854
Shares withheld for employee taxes	—	—	(51,703)	—	(7,181)	—	—	—	—	(7,181)
Cancellation of restricted stock awards	—	—	(526,241)	(5)	5	—	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	6,896	—	723	—	—	—	—	723
Issuance of common stock to employees under an ESPP	—	—	5,639	—	655	—	—	—	—	655
BALANCE, MARCH 31, 2023	200,000	$2	48,697,467	$487	$679,390	$676,347	$(15,477)	1,365,648	$(41,284)	$1,299,465

	Three Months Ended March 31, 2022
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2021	200,000	$2	49,065,924	$491	$658,728	$500,212	$(18,235)	1,365,648	$(41,284)	$1,099,914
Net income	—	—	—	—	—	49,970	—	—	—	49,970
Other comprehensive loss	—	—	—	—	—	—	(3,660)	—	—	(3,660)
Cash dividend	—	—	—	—	—	(14,246)	—	—	—	(14,246)
Issuance of common stock to employees	—	—	47,748	—	5,979	—	—	—	—	5,979
Shares withheld for employee taxes	—	—	(22,347)	—	(7,896)	—	—	—	—	(7,896)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	5,630	—	730	—	—	—	—	730
Issuance of common stock to employees under an ESPP	—	—	2,875	—	509	—	—	—	—	509
BALANCE, MARCH 31, 2022	200,000	$2	49,099,830	$491	$658,050	$535,936	$(21,895)	1,365,648	$(41,284)	$1,131,300

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,839	$49,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,496	5,627
Amortization of intangibles	2,891	5,498
Amortization of premium and discount on investments, net	(3,597)	(271)
Stock-based compensation to employees	3,992	6,085
Stock-based compensation to Board of Directors and Scientific Advisory Board	423	430
Deferred income tax benefit	(5,936)	(1,380)
Retirement plan expense, net of benefit payments	782	1,359
Decrease (increase) in assets:
Accounts receivable	(13)	2,692
Inventory	8,975	(9,080)
Other current assets	8,598	(8,172)
Other assets	5,515	9,488
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(24,116)	(4,261)
Other current liabilities	12,874	5,807
Deferred revenue	(8,616)	(13,568)
Other liabilities	(486)	2,384
Net cash provided by operating activities	47,621	52,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,098)	(10,751)
Purchases of intangibles	(51)	(12)
Purchases of investments	(65,207)	(24,915)
Proceeds from sale and maturity of investments	115,031	50,240
Net cash provided by investing activities	40,675	14,562
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	518	403
Payment of withholding taxes related to stock-based compensation to employees	(7,181)	(7,896)
Cash dividends paid	(16,769)	(14,246)
Net cash used in financing activities	(23,432)	(21,739)
INCREASE IN CASH AND CASH EQUIVALENTS	64,864	45,431
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,430	311,993
CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,294	$357,424
The following non-cash activities occurred:
Unrealized gain (loss) on available-for-sale securities	$3,202	$(5,031)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	766	2,077

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Reclassification of Prior Year Presentation

Certain prior year adjustments to reconcile net income to net cash provided by operating activities have been reclassified on the Consolidated Statements of Cash Flows to conform to the current year presentation. These adjustments have been consolidated into their respective operating assets and liabilities accounts, specifically, inventory, other current assets, other assets and deferred revenue.

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

The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists. Factors considered in the assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The impairment in the value of minority equity investments is included in the other loss, net line item on the Consolidated Statements of Income.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2023, the Company had no leases that qualified as financing arrangements.

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

3. CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company’s portfolio of marketable fixed income securities consists of U.S. Government bonds and corporate bonds. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
March 31, 2023
Cash accounts in banking institutions	$147,143	$—	$—	$147,143
Money market accounts	11,151	—	—	11,151
	$158,294	$—	$—	$158,294
December 31, 2022
Cash accounts in banking institutions	$86,268	$—	$—	$86,268
Money market accounts	7,162	—	—	7,162
	$93,430	$—	$—	$93,430

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2023
Corporate bonds	$101,564	$6	$(497)	$101,073
U.S. Government bonds	391,467	88	(4,816)	386,739
	$493,031	$94	$(5,313)	$487,812
December 31, 2022
Corporate bonds	150,698	—	(910)	149,788
U.S. Government bonds	339,472	32	(4,947)	334,557
	$490,170	$32	$(5,857)	$484,345

Long-term Corporate Bonds and U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2023
Corporate bonds	$917	$—	$(42)	$875
U.S. Government bonds	197,869	592	(12)	198,449
	$198,786	$592	$(54)	$199,324
December 31, 2022
Corporate bonds	$2,479	$—	$(28)	$2,451
U.S. Government bonds	$247,464	$52	$(2,152)	$245,364
	$249,943	$52	$(2,180)	$247,815

Long-term Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early-stage companies primarily motivated to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority investments are included in investments on the

Consolidated Balance Sheets. As of March 31, 2023, the Company had minority investments in five entities with a total carrying value of $14.0 million accounted for as equity securities without readily determinable fair values, as compared to four minority investments with a total carrying value of $12.0 million as of December 31, 2022.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$11,151	$11,151	$—	$—
Short-term Corporate bonds investments	101,073	101,073	—	—
Short-term U.S. Government bonds investments	386,739	386,739	—	—
Long-term Corporate bonds investments	875	875	—	—
Long-term U.S. Government bonds investments	198,449	198,449	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,162	$7,162	$—	$—
Short-term Corporate bonds investments	149,788	149,788	—	—
Short-term U.S. Government bonds investments	334,557	334,557	—	—
Long-term Corporate bonds investments	2,451	2,451	—	—
Long-term U.S. Government bonds investments	245,364	245,364	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other loss, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2023 or December 31, 2022.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$115,445	$115,448
Work-in-process	3,770	7,626
Finished goods	55,030	60,146
Inventory	$174,245	$183,220

The Company recorded an increase in inventory reserve of $3.3 million and $84,000 for the three months ended March 31, 2023 and 2022, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$2,642	$2,642
Building and improvements	102,247	99,586
Office and lab equipment	133,729	129,697
Furniture, fixtures and computer related assets	18,323	18,071
Construction-in-progress	11,728	10,567
	268,669	260,563
Less: Accumulated depreciation	(123,388)	(117,118)
Property and equipment, net	$145,281	$143,445

Depreciation expense was $6.5 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from BASF SE (BASF) and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2023 (1)	December 31, 2022
PD-LD, Inc.	$—	$1,481
Motorola	—	15,909
BASF	$95,989	$95,989
Fujifilm	109,462	109,462
Other	5,212	5,212
	210,663	228,053
Less: Accumulated amortization	(174,820)	(189,671)
Acquired technology, net	$35,843	$38,382

(1)
During the three months ended March 31, 2023, the gross value and accumulated amortization associated with the PD-LD, Inc. and Motorola patent portfolios have been removed from the table as the underlying patents have reached the end of their useful lives.

Amortization expense related to acquired technology was $2.5 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $7.5 million for the nine months ending December 31, 2023, $10.1 million in each of the years ending December 31, 2024 and 2025, $5.3 million in the year ending December 31, 2026, $521,000 in the year ending December 31, 2027 and $2.3 million in total thereafter.

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

At March 31, 2023, these other intangible assets consist of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(6,112)	$4,408
Developed IP, processes and recipes	4,820	(2,148)	2,672
Trade name/Trademarks	1,500	(1,005)	495
Other	448	(76)	372
Total identifiable other intangible assets	$17,288	$(9,341)	$7,947

Amortization expense related to other intangible assets was $352,000 for both three-month periods ended March 31, 2023 and 2022. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.1 million for the nine months ending December 31, 2023, $1.4 million for each of the next three fiscal years (2024 - 2026), $1.3 million for the year ending December 31, 2027 and $1.3 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Long-term taxes receivable	$59,858	$63,915
Right-of-use assets	30,567	31,486
Long-term contract assets	11,323	11,651
Other long-term assets	2,476	2,687
Other assets	$104,224	$109,739

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2023, the Company did not have any finance leases and had one additional operating lease that has not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,221	$1,098
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	March 31, 2023	December 31, 2022
Right-of-use assets	$30,567	$31,486
Short-term lease liabilities	3,811	3,737
Long-term lease liabilities	28,154	29,039

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2023
Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	3.4%

As of March 31, 2023, current operating leases had remaining terms between one and nine years with options to extend the lease terms.

Undiscounted future minimum lease payments as of March 31, 2023, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023 (1)	$3,503
2024	4,650
2025	4,704
2026	4,730
2027	4,631
Thereafter	12,129
Total lease payments	34,347
Less: Imputed interest	(3,780)
Present value of lease payments	$30,567

(1)
Scheduled maturities of lease liabilities represent the period from April 1, 2023 to December 31, 2023.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation	$12,525	$31,751
PPG Industries, Inc. agreement	4,335	9,864
Consulting	1,361	910
Royalties	1,017	877
Professional fees	785	906
Research and development agreements	683	662
Other	4,640	6,032
Accrued expenses	$25,346	$51,002

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $159,000 and $154,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of March 31, 2023, the Company was obligated to pay USC up to $1.7 million for work to be performed during the remaining term of the research agreement. The Company recorded research and development expense in connection with work performed under the agreement of $282,000 and $195,000 for the three months ended March 31, 2023 and 2022, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Long-term lease liabilities	$28,154	$29,039
Long-term taxes payable	14,991	14,592
Other long-term liabilities	54	54
Other liabilities	$43,199	$43,685

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

The Company recorded research and development expense of $2.0 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of March 31, 2023, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of March 31, 2023, the Company had issued 48,697,467 shares of common stock, of which 47,331,819 were outstanding. During the three months ended March 31, 2023 and 2022, the Company repurchased no shares of common stock.

Dividends

During the three months ended March 31, 2023, the Company declared and paid cash dividends of $0.35 per common share, or $16.8 million, on the Company’s outstanding common stock.

On May 2, 2023, the Company’s Board of Directors declared a second quarter dividend of $0.35 per share to be paid on June 30, 2023 to all shareholders of record of the Company’s common stock as of the close of business on June 16, 2023. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2022, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)
Other comprehensive gain before reclassification	2,627	—	95	2,722
Reclassification to net income (1)	—	253	—	253	Selling, general and administrative, research and development and cost of sales
Change during period	2,627	253	95	2,975
Balance March 31, 2023, net of tax	$(5,260)	$(9,758)	$(459)	$(15,477)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive loss before reclassification	(3,935)	—	(234)	(4,169)
Reclassification to net income (1)	—	509	—	509	Selling, general and administrative, research and development and cost of sales
Change during period	(3,935)	509	(234)	(3,660)
Balance March 31, 2022, net of tax	$(4,077)	$(17,510)	$(308)	$(21,895)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $253,000 and $509,000 for the three months ended March 31, 2023 and 2022, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. Through March 31, 2023, the Company’s shareholders have approved increases in the number of shares reserved for issuance under the Equity Compensation Plan to 10,500,000, and have extended the term of the plan through 2024. As of March 31, 2023, there were 1,518,633 shares that remained available to be granted under the Equity Compensation Plan.

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

During the three months ended March 31, 2023, the Company granted 106,712 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $15.8 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2023 and 2022, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.1 million and $4.0 million, respectively, research and development expense of $1.5 million and $1.5 million, respectively, and cost of sales of $531,000 and $518,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2023 and 2022, 46,353 and 49,794 shares, respectively, with aggregate fair values of $6.4 million and $7.8 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended March 31, 2023 and 2022, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $68,000 and $120,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2023 and 2022, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $355,000 and $309,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 3,104 and 2,196 shares, respectively, during the three months ended March 31, 2023 and 2022.

Performance Unit Awards

Each performance unit award is subject to either a performance-based or market-based vesting requirement. The performance-based vesting requirement is tied to the Company's achievement of specified financial metrics such as earnings before interest, taxes, depreciation and amortization (EBITDA), cash flow, and/or gross margin, as measured over a specific performance period. The market-based vesting requirement is tied to the Company's total shareholder return (TSR) relative to the TSR of companies comprising the Nasdaq Electronics Components Index, as measured over a three-year performance period. The maximum number of performance units that may vest based on performance is three times the shares granted. Further, if the Company's performance falls below certain thresholds, the performance units will not vest at all.

During the three months ended March 31, 2023, the Company granted 84,448 performance units, of which 42,222 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 21,113 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 21,113 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $12.6 million for the three months ended March 31,

2023, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended March 31, 2023 and 2022, the Company recorded selling, general and administrative reduction of expense of $890,000 and expense of $68,000, respectively, research and development reduction of expense of $231,000 and $28,000, respectively, and cost of sales reduction of expense of $143,000 and $19,000, respectively, related to the performance units. The reduction of expense was primarily due to current expectations of future vesting as they relate to Company performance.

In connection with the vesting of performance units during the three months ended March 31, 2023 and 2022, 5,350 and 563 shares, respectively, with an aggregate fair value of $750,000 and $88,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2023 and 2022, the Company issued 5,639 and 2,875 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $518,000 and $403,000, respectively.

For the three months ended March 31, 2023 and 2022, the Company recorded charges of $40,000 and $25,000, respectively, to selling, general and administrative expense, $71,000 and $51,000, respectively, to research and development expense, and $41,000 and $29,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the three months ended March 31, 2023 and 2022, the Company granted a total of 2,366 and 2,024 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2022 and 2021, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2023, there were eight participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the three months ended March 31, 2023 were $504,000.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost	$238	$361
Interest cost	724	346
Amortization of prior service cost	204	280
Amortization of loss	120	372
Total net periodic benefit cost	$1,286	$1,359

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

The Company has agreements with five executive officers and 12 senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2023 and December 31, 2022, the Company had purchase commitments for inventory of $33.9 million and $31.9 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2023	2022	March 31, 2023
A	30%	40%	$8,780
B	26%	27%	$34,100
C	21%	15%	$29,887

Revenues from outside of North America represented approximately 97% for both three-month periods ended March 31, 2023 and 2022. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2023	2022
South Korea	$66,060	$89,687
China	57,427	55,400
Japan	1,647	1,053
Other non-U.S. locations	1,337	300
Total non-U.S. locations	126,471	146,440
United States	3,996	4,030
Total revenue	$130,467	$150,470

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	March 31, 2023	December 31, 2022
United States	$115,915	$117,255
Ireland	$23,845	$20,270
Other	5,521	5,920
Total long-lived assets	$145,281	$143,445

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 22.8% and 20.1% for the three months ended March 31, 2023 and 2022, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to nondeductible employee compensation and U.S. international tax (GILTI and Subpart F) partially offset by the benefit of income taxed in foreign jurisdictions. The Company recorded an income tax expense of $11.8 million and $12.5 million for the three months ended March 31, 2023 and 2022, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credit and unrealized loss on investments, and no indicators against the realizability of the remaining net deferred tax asset.

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

On December 27, 2018, regarding the withholding taxes for the years 2018 to 2022, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for the years ended December 31, 2018 to December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018 to December 31, 2022. The Company has since been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. The Company recorded foreign exchange loss of $1.0 million during the three months ended March 31, 2023 due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable.

The Company will also amend U.S. federal tax returns for the 2018 to 2020 years when the anticipated refund from KNTS is received to offset the additional tax liability and to redetermine the research and development credit utilization. In November 2022, the Company prepaid $16.0 million to the IRS under Rev. Proc. 2005-18 that relates to the anticipated tax payable. As a result, the Company has recorded a long-term asset of $59.9 million and $60.9 million as of March 31, 2023 and December 31, 2022, respectively. Also, as of March 31, 2023 and December 31, 2022, the Company recorded a long-term liability of $15.0 million and $14.6 million, respectively, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns indicating that lower withholding amounts were required.

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

For the three months ended March 31, 2023 and 2022, the Company recorded 96% and 97%, respectively, of its revenue from OLED related sales and 4% and 3%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2023
Accounts receivable	$92,677
Short-term unbilled receivables	15,968
Short-term contract assets	2,541
Long-term contract assets	11,323
Short-term deferred revenue	37,419
Long-term deferred revenue	17,843

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance as of March 31, 2023 will be recognized as materials are shipped to customers over the remaining contract periods. As of March 31, 2023, the Company had $19.6 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	41,086
Increases due to cash received	—	(38,153)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	5,683
Unbilled receivables recorded, net	11,878	—
Contract assets recorded, net	(520)	—
Transferred to receivables from unbilled receivables	(19,983)	—
Net change	(8,625)	8,616
Balance at March 31, 2023	$29,832	$(55,262)

	Three Months Ended March 31, 2022
	Assets	Liabilities
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	57,594
Increases due to cash received	—	(45,891)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	1,865
Unbilled receivables recorded, net	4,647	—
Net change	4,647	13,568
Balance at March 31, 2022	$12,774	$(143,513)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for the three months ended March 31, 2023 increased by $3.8 million as compared to the three months ended March 31, 2022. The increase in the cumulative catch-up adjustment arising from changes in estimates of transaction price, net was primarily due to a decrease in anticipated customer demand over their remaining contract lives.

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

For purposes of determining diluted net income per common share, basic net income per share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, restricted stock units and performance units, and the impact of shares to be issued under the Company's Employee Stock Purchase Plan.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$39,839	$49,970
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(213)	(325)
Adjusted net income	$39,626	$49,645
Denominator:
Weighted average common shares outstanding – Basic	47,523,593	47,369,764
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	940	191
Restricted stock awards and units and performance units	42,474	70,326
Weighted average common shares outstanding – Diluted	47,567,007	47,440,281
Net income per common share:
Basic	$0.83	$1.05
Diluted	$0.83	$1.05

For the three months ended March 31, 2023 and 2022, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 41,505 and 14,298, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

23. SUBSEQUENT EVENTS:

On April 28, 2023, UDC Ireland entered into a Patent Sale and License Agreement with Merck KGaA, Darmstadt, Germany (Merck KGaA). Under this agreement, Merck KGaA sold to UDC Ireland all of its rights, title and interest to certain of its owned and licensed OLED-related patents and patent applications in exchange for a cash payment of $66.0 million. The Patent Sale and License Agreement contains customary representations, warranties and covenants of the parties.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2023, Adesis employed a team of 146 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of March 31, 2023, OVJP Corp employed a team of 23 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

Further, we continue to monitor the impact of COVID-19 on our business. Our global operations, and the global nature of our customer base and their respective customers, expose us to risks associated with public health crises, such as pandemics, epidemics and disease outbreaks. The ongoing COVID-19 pandemic had a substantial impact on our operations and financial results during the year ended December 31, 2020 and continued to have a gradually lesser impact during the years ended December 31, 2021 and 2022 and the three months ended March 31, 2023. We expect that as the pandemic continues to evolve, there is the potential for continued impact on the results of our operations due to uncertainties involving the continued disruption of the global economy, uncertainties associated with consumer demand for finished OLED goods, and the potential resulting impact on our customers and their demand for our phosphorescent emitters.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
REVENUE:
Material sales	$70,190	$86,691	$(16,501)
Royalty and license fees	55,210	59,802	(4,592)
Contract research services	5,067	3,977	1,090
Total revenue	130,467	150,470	(20,003)
COST OF SALES	32,970	33,163	(193)
Gross margin	97,497	117,307	(19,810)
OPERATING EXPENSES:
Research and development	31,423	26,545	4,878
Selling, general and administrative	15,396	21,062	(5,666)
Amortization of acquired technology and other intangible assets	2,891	5,498	(2,607)
Patent costs	2,255	1,798	457
Royalty and license expense	164	154	10
Total operating expenses	52,129	55,057	(2,928)
OPERATING INCOME	45,368	62,250	(16,882)
Interest income, net	6,967	291	6,676
Other loss, net	(703)	(34)	(669)
Interest and other loss, net	6,264	257	6,007
INCOME BEFORE INCOME TAXES	51,632	62,507	(10,875)
INCOME TAX EXPENSE	(11,793)	(12,537)	744
NET INCOME	$39,839	$49,970	$(10,131)

Revenue

Our total material sales were $70.2 million for the three months ended March 31, 2023, as compared to $86.7 million for the three months ended March 31, 2022, a decrease of 19% with a commensurate decrease in unit material volume of 18%. The decline in material sales was primarily due to reduced demand for our emitter material. This weakness resulted from the continued unfavorable macroeconomic conditions that have negatively impacted the OLED display market segment. We believe the decline is temporary and that the duration is dependent upon the timing of the recovery of the global market conditions, which continues to be uncertain.

•
Green emitter sales for the three months ended March 31, 2023, which include our yellow-green emitters, were $53.7 million as compared to $66.4 million for the three months ended March 31, 2022, with unit material volumes decreasing by 19%.
•
Red emitter sales for the three months ended March 31, 2023 were $16.1 million as compared to $20.2 million for the three months ended March 31, 2022, with unit material volumes decreasing by 16%.

Revenue from royalty and license fees was $55.2 million for the three months ended March 31, 2023 as compared to $59.8 million for the three months ended March 31, 2022, a decrease of 8%. The decrease in royalty and license fees was primarily the result of lower unit material volume.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net of $5.7 million for the three months ended March 31, 2023 resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts, resulting from the continued deterioration in the global market economy as evidenced by weakness in consumer demand caused by higher interest rates and inflationary pricing pressures. At this time, substantial uncertainty exists as to the projected duration and intensity of this global market deterioration and the extent to which it will negatively impact such customers' near-term production requirements.

Contract research services revenue was $5.1 million for the three months ended March 31, 2023 as compared to $4.0 million for the three months ended March 31, 2022, an increase of 27%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended March 31, 2023 decreased by $193,000 as compared to the three months ended March 31, 2022, primarily due to a decrease in the level of material sales, offset by an increase in manufacturing costs, underutilization of the manufacturing facility in Shannon, Ireland and higher per unit material costs. The underutilization charges related to the Shannon facility were $4.7 million for the three months ended March 31, 2023. Shannon facility costs began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. We anticipate that the Shannon facility will continue to be underutilized in the near-term as we have begun to bring this additional capacity online in preparation for anticipated growth in the years ahead. Included in the cost of sales for the three months ended March 31, 2023 and 2022 was an increase in inventory reserve of $3.3 million and $84,000, respectively, due to excess inventory levels in certain products. As a result of the decrease in revenue from material sales and royalty and license fees as well as the inventory reserve and Shannon costs, gross margin for the three months ended March 31, 2023 decreased by $19.8 million as compared to the three months ended March 31, 2022, with gross margin as a percentage of revenue decreasing to 75% from 78%.

Research and development

Research and development expenses increased to $31.4 million for the three months ended March 31, 2023, as compared to $26.5 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research and those associated with PPG development activity, and employee-related compensation expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased to $15.4 million for the three months ended March 31, 2023, as compared to $21.1 million for the three months ended March 31, 2022. The decrease in selling, general and administrative expenses was primarily due to lower stock-based compensation expenses as a result of current assumptions of future vesting for performance-based awards and a decrease in pre-production costs associated with the Shannon facility. The Shannon facility became operational during June 2022 and the costs associated with this facility have since been included in cost of sales.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $2.9 million for the three months ended March 31, 2023, as compared to $5.5 million for the three months ended March 31, 2022. The decrease was due to the Fujifilm patents becoming fully amortized during July 2022.

Patent costs

Patent costs increased to $2.3 million for the three months ended March 31, 2023, as compared to $1.8 million for the three months ended March 31, 2022. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $164,000 for the three months ended March 31, 2023, as compared to $154,000 for the three months ended March 31, 2022.

Interest and other loss, net

Interest income, net was $7.0 million for the three months ended March 31, 2023, as compared to $291,000 for the three months ended March 31, 2022. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as well as higher available-for-sale investment balances. Other loss, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $703,000 for the three months ended March 31, 2023 as compared to $34,000 for the three months ended March 31, 2022.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 22.8% and 20.1% for the three months ended March 31, 2023 and 2022, respectively, and we recorded income tax expense of $11.8 million and $12.5 million, respectively, for those periods. The effective income tax rate increased due to a change in U.S. tax legislation associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of March 31, 2023, we had cash and cash equivalents of $158.3 million, short-term investments of $487.8 million, and long-term corporate bonds and U.S. Government bonds investments of $199.3 million for a total of $845.4 million. This compares to cash and cash equivalents of $93.4 million, short-term investments of $484.3 million, and long-term U.S. Government bond investments of $247.9 million for a total of $825.6 million as of December 31, 2022.

Cash provided by operating activities for the three months ended March 31, 2023 was $47.6 million resulting from $39.8 million of net income, $5.1 million from non-cash items including depreciation, stock-based compensation and deferred income taxes and $2.7 million due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in other assets of $14.1 million, an increase in other liabilities of $12.3 million and a decrease in inventory of $9.0 million, partially offset by a decrease in accounts payable and accrued expenses of $24.1 million, a decrease in deferred revenue of $8.6 million, and an increase in accounts receivable of $13,000.

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

Cash provided by investing activities was $40.7 million for the three months ended March 31, 2023, as compared to $14.6 million for the three months ended March 31, 2022. The increase was due to the timing of maturities and purchases of investments resulting in net sales and maturities of $49.8 million for the three months ended March 31, 2023, as compared to $25.3 million for the three months ended March 31, 2022, partially offset by a decrease in purchases of property, plant and equipment and intangibles of $1.6 million.

Cash used in financing activities was $23.4 million for the three months ended March 31, 2023, as compared to $21.7 million for the three months ended March 31, 2022. The increase was due to an increase in the cash payment of dividends in the current year of $2.5 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $715,000 and an increase in the proceeds from issuance of common stock of $115,000.

Working capital was $835.3 million as of March 31, 2023, as compared to $763.8 million as of December 31, 2022. The increase was primarily due to an increase in cash and cash equivalents and a decrease in accrued expenses, partially offset by an increase in other current liabilities.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: May 3, 2023	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer