Form 10-Q
period 2023-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2023-08-03
CIK 1005284

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had outstanding 47,346,414 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,470	$93,430
Short-term investments	465,679	484,345
Accounts receivable	109,390	92,664
Inventory	175,855	183,220
Other current assets	33,753	45,791
Total current assets	878,147	899,450
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $130,099 and $117,118	157,566	143,445
ACQUIRED TECHNOLOGY, net of accumulated amortization of $178,459 and $189,671	98,216	38,382
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $9,696 and $8,989	7,592	8,247
GOODWILL	15,535	15,535
INVESTMENTS	211,361	259,861
DEFERRED INCOME TAXES	70,364	58,161
OTHER ASSETS	102,074	109,739
TOTAL ASSETS	$1,540,855	$1,532,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,330	$9,519
Accrued expenses	35,072	51,002
Deferred revenue	29,732	45,599
Other current liabilities	8,598	29,577
Total current liabilities	80,732	135,697
DEFERRED REVENUE	18,410	18,279
RETIREMENT PLAN BENEFIT LIABILITY	60,707	59,790
OTHER LIABILITIES	42,240	43,685
Total liabilities	202,089	257,451
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,706,932 and 49,136,030 shares issued, and 47,341,284 and 47,770,382 shares outstanding, at June 30, 2023 and December 31, 2022, respectively	487	491
Additional paid-in capital	686,501	681,335
Retained earnings	709,372	653,277
Accumulated other comprehensive loss	(16,312)	(18,452)
Treasury stock, at cost (1,365,648 shares at June 30, 2023 and December 31, 2022)	(41,284)	(41,284)
Total shareholders’ equity	1,338,766	1,275,369
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,540,855	$1,532,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Material sales	$77,107	$71,869	$147,297	$158,560
Royalty and license fees	64,399	60,278	119,609	120,080
Contract research services	5,059	4,414	10,126	8,391
Total revenue	146,565	136,561	277,032	287,031
COST OF SALES	32,139	27,239	65,109	60,402
Gross margin	114,426	109,322	211,923	226,629
OPERATING EXPENSES:
Research and development	32,318	28,197	63,741	54,742
Selling, general and administrative	17,077	19,869	32,473	40,931
Amortization of acquired technology and other intangible assets	3,994	5,502	6,885	11,000
Patent costs	2,229	2,259	4,484	4,057
Royalty and license expense	169	181	333	335
Total operating expenses	55,787	56,008	107,916	111,065
OPERATING INCOME	58,639	53,314	104,007	115,564
Interest income, net	6,198	1,583	13,165	1,874
Other (loss) income, net	(784)	89	(1,487)	55
Interest and other income, net	5,414	1,672	11,678	1,929
INCOME BEFORE INCOME TAXES	64,053	54,986	115,685	117,493
INCOME TAX EXPENSE	(14,375)	(13,484)	(26,168)	(26,021)
NET INCOME	$49,678	$41,502	$89,517	$91,472
NET INCOME PER COMMON SHARE:
BASIC	$1.04	$0.87	$1.87	$1.92
DILUTED	$1.04	$0.87	$1.87	$1.92
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,572,971	47,393,830	47,548,404	47,381,864
DILUTED	47,618,115	47,457,892	47,593,657	47,451,354
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.30	$0.70	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$49,678	$41,502	$89,517	$91,472
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of $296, $450, ($438) and $1,547, respectively	(1,059)	(1,616)	1,568	(5,551)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($71), ($142), ($142) and ($285), respectively	253	509	506	1,018
Change in cumulative foreign currency translation adjustment	(29)	(176)	66	(410)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(835)	(1,283)	2,140	(4,943)
COMPREHENSIVE INCOME	$48,843	$40,219	$91,657	$86,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, MARCH 31, 2023	200,000	$2	48,697,467	$487	$679,390	$676,347	$(15,477)	1,365,648	$(41,284)	$1,299,465
Net income	—	—	—	—	—	49,678	—	—	—	49,678
Other comprehensive loss	—	—	—	—	—	—	(835)	—	—	(835)
Cash dividend	—	—	—	—	—	(16,653)	—	—	—	(16,653)
Issuance of common stock to employees	—	—	4,072	—	6,355	—	—	—	—	6,355
Shares withheld for employee taxes	—	—	(1,611)	—	(248)	—	—	—	—	(248)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	3,304	—	418	—	—	—	—	418
Issuance of common stock to employees under an ESPP	—	—	3,700	—	586	—	—	—	—	586
BALANCE, JUNE 30, 2023	200,000	$2	48,706,932	$487	$686,501	$709,372	$(16,312)	1,365,648	$(41,284)	$1,338,766

	Six Months Ended June 30, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369
Net income	—	—	—	—	—	89,517	—	—	—	89,517
Other comprehensive income	—	—	—	—	—	—	2,140	—	—	2,140
Cash dividend	—	—	—	—	—	(33,422)	—	—	—	(33,422)
Issuance of common stock to employees	—	—	130,918	1	10,208	—	—	—	—	10,209
Shares withheld for employee taxes	—	—	(53,314)	—	(7,429)	—	—	—	—	(7,429)
Cancellation of restricted stock awards	—	—	(526,241)	(5)	5	—	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	10,200	—	1,141	—	—	—	—	1,141
Issuance of common stock to employees under an ESPP	—	—	9,339	—	1,241	—	—	—	—	1,241
BALANCE, JUNE 30, 2023	200,000	$2	48,706,932	$487	$686,501	$709,372	$(16,312)	1,365,648	$(41,284)	$1,338,766

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,517	$91,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,207	11,529
Amortization of intangibles	6,885	11,000
Amortization of premium and discount on investments, net	(6,845)	(1,027)
Stock-based compensation to employees	10,479	14,282
Stock-based compensation to Board of Directors and Scientific Advisory Board	841	774
Deferred income tax benefit	(12,782)	(2,282)
Retirement plan expense, net of benefit payments	1,397	2,718
Decrease (increase) in assets:
Accounts receivable	(16,726)	32,706
Inventory	7,365	(31,475)
Other current assets	12,038	(17,296)
Other assets	7,665	7,522
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(17,651)	(7,126)
Other current liabilities	(20,811)	(3,343)
Deferred revenue	(15,736)	(27,954)
Other liabilities	(1,445)	4,630
Net cash provided by operating activities	57,398	86,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,274)	(21,336)
Purchases of intangibles	(66,063)	(12)
Purchases of investments	(115,048)	(287,919)
Proceeds from sale and maturity of investments	190,907	161,530
Net cash used in investing activities	(17,478)	(147,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	971	847
Payment of withholding taxes related to stock-based compensation to employees	(7,429)	(8,844)
Cash dividends paid	(33,422)	(28,493)
Net cash used in financing activities	(39,880)	(36,490)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40	(98,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,430	311,993
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,470	$213,896
Supplemental disclosures:
Unrealized gain (loss) on available-for-sale securities	$1,848	$(7,095)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(54)	611
Cash paid for income tax	59,849	25,949

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

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers of products for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and either license or otherwise commercialize the Company’s proprietary OLED material, device design and manufacturing technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 6,000 patents issued and pending worldwide.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Minority Equity Investments

The Company accounts for minority equity investments in companies that are not accounted for under the equity method as equity securities without readily determinable fair values. The fair value of these securities is based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in the same issuer. Under this method, the share of income or loss of such companies is not included in the Consolidated Statements of Income. The carrying value of these investments is included in investments on the Consolidated Balance Sheets.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2023, the Company had no leases that qualified as financing arrangements.

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

At the same time the Company entered into the current commercial patent license agreement with SDC, the Company also entered into a new supplemental material purchase agreement with SDC, which lasts for the same term as the license agreement and is subject to the same extension option. This new material purchase agreement replaced a previous purchase agreement that had been in place since 2018. Under the supplemental material purchase agreement, SDC agrees to purchase red and green phosphorescent emitter materials from the Company for use in the manufacture of licensed products. This amount purchased is subject to SDC’s requirements for phosphorescent emitter materials and the Company’s ability to meet these requirements over the term of the supplemental agreement.

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

Cost of Sales

Cost of sales consists of labor and material costs associated with the production of materials processed at the facilities of the Company's manufacturing partner, PPG Industries, Inc. (PPG) and at the Company's internal facilities. The Company’s portion of cost of sales also includes depreciation of manufacturing equipment, as well as manufacturing overhead costs and inventory adjustments for excess and obsolete inventory.

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

Amortization of Acquired Technology

Amortization costs primarily relate to technology acquired from Merck KGaA, Darmstadt, Germany (Merck KGaA), BASF SE (BASF) and Fujifilm Corporation (Fujifilm). The Merck KGaA acquisition was completed on April 28, 2023. The BASF and Fujifilm acquisitions were completed in the years ended December 31, 2016 and 2012, respectively. Acquisition costs are being amortized over a period of 10 years for the Merck KGaA and BASF patents. The Fujifilm acquired technology was fully amortized over a period of 10 years that ended in July 2022.

Amortization of Other Intangible Assets

Other intangible assets from the Adesis acquisition are being amortized over a period of 10 to 15 years. See Note 7 for further discussion.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland and UDC Korea subsidiaries are also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries is its respective local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive loss. The overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
June 30, 2023
Cash accounts in banking institutions	$90,112	$—	$—	$90,112
Money market accounts	3,358	—	—	3,358
	$93,470	$—	$—	$93,470
December 31, 2022
Cash accounts in banking institutions	$86,268	$—	$—	$86,268
Money market accounts	7,162	—	—	7,162
	$93,430	$—	$—	$93,430

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
June 30, 2023
Corporate bonds	$102,295	$2	$(151)	$102,146
U.S. Government bonds	367,479	—	(3,946)	363,533
	$469,774	$2	$(4,097)	$465,679
December 31, 2022
Corporate bonds	150,698	—	(910)	149,788
U.S. Government bonds	339,472	32	(4,947)	334,557
	$490,170	$32	$(5,857)	$484,345

Long-term Corporate Bonds and U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
June 30, 2023
Corporate bonds	$275		$(85)	$190
U.S. Government bonds	198,982	3	(1,860)	197,125
	$199,257	$3	$(1,945)	$197,315
December 31, 2022
Corporate bonds	$2,479	$—	$(28)	$2,451
U.S. Government bonds	$247,464	$52	$(2,152)	$245,364
	$249,943	$52	$(2,180)	$247,815

Long-term Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority investments are included in investments on the Consolidated Balance Sheets. As of June 30, 2023, the Company had minority investments in five entities with a total carrying value of $14.0 million accounted for as equity securities without readily determinable fair values, as compared to four minority investments with a total carrying value of $12.0 million as of December 31, 2022.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$3,358	$3,358	$—	$—
Short-term Corporate bonds investments	102,146	102,146	—	—
Short-term U.S. Government bonds investments	363,533	363,533	—	—
Long-term Corporate bonds investments	190	190	—	—
Long-term U.S. Government bonds investments	197,125	197,125	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,162	$7,162	$—	$—
Short-term Corporate bonds investments	149,788	149,788	—	—
Short-term U.S. Government bonds investments	334,557	334,557	—	—
Long-term Corporate bonds investments	2,451	2,451	—	—
Long-term U.S. Government bonds investments	245,364	245,364	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other (loss) income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of June 30, 2023 or December 31, 2022.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$119,248	$115,448
Work-in-process	6,152	7,626
Finished goods	50,455	60,146
Inventory	$175,855	$183,220

The Company recorded an increase in inventory reserve of $781,000 and $604,000 for the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $688,000 for the six months ended June 30, 2023 and 2022, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$5,379	$2,642
Building and improvements	110,314	99,586
Office and lab equipment	137,744	129,697
Furniture, fixtures and computer related assets	18,609	18,071
Construction-in-progress	15,619	10,567
	287,665	260,563
Less: Accumulated depreciation	(130,099)	(117,118)
Property and equipment, net	$157,566	$143,445

Depreciation expense was $6.7 million and $5.9 million for the three months ended June 30, 2023 and 2022, respectively, and $13.2 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	June 30, 2023 (1)	December 31, 2022
PD-LD, Inc.	$—	$1,481
Motorola	—	15,909
Merck KGaA	66,012	—
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,212	5,212
	276,675	228,053
Less: Accumulated amortization	(178,459)	(189,671)
Acquired technology, net	$98,216	$38,382

(1)
During the six months ended June 30, 2023, the gross value and accumulated amortization associated with the PD-LD, Inc. and Motorola patent portfolios have been removed from the table as the underlying patents have reached the end of their useful lives.

Amortization expense related to acquired technology was $3.6 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $10.3 million for the six months ended June 30, 2023 and 2022. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $8.3 million for the six months ending December 31, 2023, $16.7 million in each of the years ending December 31, 2024 and 2025, $11.9 million in the year ending December 31, 2026, $7.1 million in the year ending December 31, 2027 and $37.5 million in total thereafter.

Merck KGaA Patent Acquisition

On April 28, 2023, UDC Ireland entered into a Patent Sale and License Agreement with Merck KGaA. Under this agreement, Merck KGaA sold to UDC Ireland all of its rights, title and interest to over 550 of its owned and licensed OLED-related patents and patent applications in exchange for a cash payment of $66.0 million. The Patent Sale and License Agreement contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of $66.0 million as acquired technology, which is being amortized over a period of 10 years.

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

At June 30, 2023, these other intangible assets consist of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(6,340)	$4,180
Developed IP, processes and recipes	4,820	(2,228)	2,592
Trade name/Trademarks	1,500	(1,042)	458
Other	448	(86)	362
Total identifiable other intangible assets	$17,288	$(9,696)	$7,592

Amortization expense related to other intangible assets was $355,000 for both three-month periods ended June 30, 2023 and 2022, and $707,000 and $708,000 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $719,000 for the six months ending December 31, 2023, $1.4 million for each of the next three fiscal years (2024 - 2026), $1.3 million for the year ending December 31, 2027 and $1.4 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Long-term taxes receivable	$59,055	$63,915
Right-of-use assets	29,486	31,486
Long-term contract assets	10,961	11,651
Other long-term assets	2,572	2,687
Other assets	$102,074	$109,739

See Notes 9 and 20 for further explanation on right-of-use assets and long-term taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2023, the Company did not have any finance leases and had one additional operating lease that has not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,223	$1,073	$2,444	$2,171
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	June 30, 2023	December 31, 2022
Right-of-use assets	$29,486	$31,486
Short-term lease liabilities	3,760	3,737
Long-term lease liabilities	27,195	29,039

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2023
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	3.4%

As of June 30, 2023, current operating leases had remaining terms between five months and eight years with options to extend the lease terms.

Undiscounted future minimum lease payments as of June 30, 2023, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023 (1)	$2,301
2024	4,555
2025	4,599
2026	4,688
2027	4,779
Thereafter	13,583
Total lease payments	34,505
Less: Imputed interest	(3,550)
Present value of lease payments	$30,955

(1)
Scheduled maturities of lease liabilities represent the period from July 1, 2023 to December 31, 2023.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation	$18,958	$31,751
PPG Industries, Inc. agreement	8,142	9,864
Consulting	845	910
Professional fees	833	906
Research and development agreements	419	662
Royalties	333	877
Other	5,542	6,032
Accrued expenses	$35,072	$51,002

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $139,000 and $181,000 for the three months ended June 30, 2023 and 2022, respectively, and $298,000 and $335,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of June 30, 2023, the Company was obligated to pay USC up to $2.7 million for work to be performed during the remaining term of the research agreement. The Company recorded research and development expense in connection with work performed under the agreement of $133,000 and $256,000 for the three months ended June 30, 2023 and 2022, respectively, and $416,000 and $451,000 for the six months ended June 30, 2023 and 2022, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Long-term lease liabilities	$27,195	$29,039
Long-term taxes payable	14,991	14,592
Other long-term liabilities	54	54
Other liabilities	$42,240	$43,685

See Notes 9 and 20 for further explanation on long-term lease liabilities and long-term taxes payable, respectively.

13. EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENT:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which, effective as of October 1, 2011, replaced the original OLED Materials Agreement with PPG. The term of the New OLED Materials Agreement, by amendment in February 2021, runs through December 31, 2024, and thereafter is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

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

In February 2021, the Company entered into an amendment to the New OLED Materials Agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited, to UDC Ireland, at the Company’s manufacturing site in Shannon, Ireland, currently being leased by UDC Ireland’s wholly-owned subsidiary, OMM, for the production of OLED materials. Facility improvements have been completed and operations commenced in

June 2022. As with the initial New OLED Materials Agreement, the Company will compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $2.6 million and $796,000 for the three months ended June 30, 2023 and 2022, respectively, and $4.6 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of June 30, 2023, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of June 30, 2023, the Company had issued 48,706,932 shares of common stock, of which 47,341,284 were outstanding. During the three and six months ended June 30, 2023 and 2022, the Company repurchased no shares of common stock.

Dividends

During the three months ended June 30, 2023, the Company declared and paid cash dividends of $0.35 per common share, or $16.7 million, and during the six months ended June 30, 2023, the Company declared and paid cash dividends of $0.70 per common share, or $33.4 million, on the Company’s outstanding common stock.

On August 1, 2023, the Company’s Board of Directors declared a third quarter dividend of $0.35 per share to be paid on September 29, 2023 to all shareholders of record of the Company’s common stock as of the close of business on September 15, 2023. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2022, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)
Other comprehensive gain before reclassification	1,568	—	66	1,634
Reclassification to net income (1)	—	506	—	506	Selling, general and administrative, research and development and cost of sales
Change during period	1,568	506	66	2,140
Balance June 30, 2023, net of tax	$(6,319)	$(9,505)	$(488)	$(16,312)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive loss before reclassification	(5,551)	—	(410)	(5,961)
Reclassification to net income (1)	—	1,018	—	1,018	Selling, general and administrative, research and development and cost of sales
Change during period	(5,551)	1,018	(410)	(4,943)
Balance June 30, 2022, net of tax	$(5,693)	$(17,001)	$(484)	$(23,178)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $506,000 and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of June 30, 2023, there were 1,521,419 shares that remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the six months ended June 30, 2023, the Company granted 108,706 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $16.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2023 and 2022, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $2.4 million and $3.4 million, respectively, research and development expense of $1.4 million and $1.6 million, respectively, and cost of sales of $451,000 and $567,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $5.4 million and $7.4 million, respectively, research and development expense of $2.9 million and $3.1 million, respectively, and cost of sales of $981,000 and $1.1 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2023 and 2022, 1,611 and 1,616 shares, respectively, with aggregate fair values of $217,000 and $210,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2023 and 2022, 47,964 and 51,400 shares, respectively, with aggregate fair values of $6.6 million and $8.0 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended June 30, 2023 and 2022, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 and $31,000, respectively. Such compensation charges to research and development expense were $127,000 and $151,000, respectively, for the six months ended June 30, 2023 and 2022.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2023 and 2022, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $359,000 and $313,000, respectively. Such compensation charges to selling, general and administrative expense were $714,000 and $622,000, respectively, for the six months ended June 30, 2023 and 2022. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 3,304 and 2,196 shares, respectively, during the three months ended June 30, 2023 and 2022.

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

During the six months ended June 30, 2023, the Company granted 84,448 performance units, of which 42,222 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 21,113 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 21,113 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $12.6 million for the six months ended June 30, 2023, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended June 30, 2023 and 2022, the Company recorded selling, general and administrative expense of $1.1 million and $1.7 million, respectively, research and development expense of $607,000 and $413,000, respectively, and cost of sales expense of $376,000 and $256,000, respectively, related to the performance units. For the six months ended June 30, 2023 and 2022, the Company recorded selling, general and administrative expense of $251,000 and $1.8 million, respectively, research and development expense of $376,000 and $385,000, respectively, and cost of sales expense of $233,000 and $237,000, respectively, related to the performance units.

In connection with the vesting of performance units during the six months ended June 30, 2023 and 2022, 5,350 and 5,082 shares, respectively, with an aggregate fair value of $775,000 and $826,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2023 and 2022, the Company issued 9,339 and 8,042 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $971,000 and $847,000, respectively.

For the three months ended June 30, 2023 and 2022, the Company recorded charges of $30,000 and $60,000, respectively, to selling, general and administrative expense, $54,000 and $113,000, respectively, to research and development expense, and $34,000 and $66,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the six months ended June 30, 2023 and 2022 the Company recorded charges of $70,000 and $85,000, respectively, to selling, general and administrative expense, $125,000 and $164,000, respectively, to research and development expense, and $75,000 and $95,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the six months ended June 30, 2023 and 2022, the Company granted a total of 2,366 and 2,024 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2022 and 2021, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both six-month periods.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2023, there were eight participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the six months ended June 30, 2023 were $1.2 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$237	$362	$475	$723
Interest cost	725	346	1,449	692
Amortization of prior service cost	204	279	408	559
Amortization of loss	120	372	240	744
Total net periodic benefit cost	$1,286	$1,359	$2,572	$2,718

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2023 and December 31, 2022, the Company had purchase commitments for inventory of $27.6 million and $31.9 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended June 30,		% of Total Revenue for the Six Months Ended June 30,		Accounts Receivable as of
Customer	2023	2022	2023	2022	June 30, 2023
A	36%	39%	33%	39%	$10,776
B	22%	30%	24%	29%	$35,184
C	14%	6%	11%	4%	$21,104
D	13%	14%	17%	15%	$22,518

Revenues from outside of North America represented approximately 98% and 97% for the three months ended June 30, 2023 and 2022, respectively, and 97% for both six-month periods ended June 30, 2023 and 2022. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2023	2022	2023	2022
South Korea	$82,029	$79,096	$148,089	$168,783
China	57,520	51,180	114,947	106,580
Japan	1,509	1,392	3,156	2,445
Other non-U.S. locations	1,978	715	3,315	1,015
Total non-U.S. locations	143,036	132,383	269,507	278,823
United States	3,529	4,178	7,525	8,208
Total revenue	$146,565	$136,561	$277,032	$287,031

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Long-lived assets (net), by geographic area are as follows (in thousands):

	June 30, 2023	December 31, 2022
United States	$117,196	$117,255
Ireland	25,894	20,270
Other	14,476	5,920
Total long-lived assets	$157,566	$143,445

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 22.4% and 24.5% for the three months ended June 30, 2023 and 2022, respectively and 22.6% and 22.1% for the six months ended June 30, 2023 and 2022, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to nondeductible employee compensation, U.S. international tax (GILTI and Subpart F) and non-creditable Chinese withholding tax, partially offset by the benefit of income taxed in foreign jurisdictions. The Company recorded an income tax expense of $14.4 million and $13.5 million for the three months ended June 30, 2023 and 2022, respectively, and $26.2 million and $26.0 million for the six months ended June 30, 2023 and 2022.

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

The U.S.-Korean Mutual Agreement Procedure (MAP) for the years ended December 31, 2010 to December 31, 2017 was closed in September 2022, resulting in a refund of the Korean withholding taxes previously withheld. In July 2023, the Company amended its U.S. federal tax returns to reflect the refund and to redetermine the foreign tax credit amount. In November 2022, the Company prepaid $18.8 million to the IRS under Rev. Proc. 2005-18 to offset the tax payable amount.

On December 27, 2018, regarding the withholding taxes for the years 2018 to 2022, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for the years ended December 31, 2018 to December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018 to December 31, 2022. The Company received a formal rejection from the KNTS and has filed a petition to the Korean Tax Tribunal to reverse the decision of the tax office. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $59.1 million and $60.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company also recorded foreign exchange loss of $803,000 during the three months ended June 30, 2023 and $1.8 million during the six months ended June 30, 2023 due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable.

The Company will also amend U.S. federal tax returns for the 2018 to 2020 years when the anticipated refund from KNTS is received to offset the additional tax liability and to redetermine the research and development credit utilization. In November 2022, the Company prepaid $16.0 million to the IRS under Rev. Proc. 2005-18 that relates to the anticipated tax payable. The Company has recorded a long-term liability of $15.0 million and $14.6 million as of June 30, 2023 and December 31, 2022, respectively, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns indicating that lower withholding amounts were required.

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

For both the three months ended June 30, 2023 and 2022, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis. For the six months ended June 30, 2023 and 2022, the Company recorded 96% and 97%, respectively, of its revenue from OLED related sales and 4% and 3%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of June 30, 2023
Accounts receivable	$109,390
Short-term unbilled receivables	13,263
Short-term contract assets	2,585
Long-term unbilled receivables	232
Long-term contract assets	10,729
Short-term deferred revenue	29,732
Long-term deferred revenue	18,410

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance as of June 30, 2023 will be recognized as materials are shipped to customers over the remaining contract periods. As of June 30, 2023, the Company had $23.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Six Months Ended June 30, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	100,242
Increases due to cash received	—	(91,111)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	6,605
Unbilled receivables recorded, net	9,404	—
Contract assets recorded, net	(1,069)	—
Transferred to receivables from unbilled receivables	(19,983)	—
Net change	(11,648)	15,736
Balance at June 30, 2023	$26,809	$(48,142)

	Six Months Ended June 30, 2022
	Assets	Liabilities
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	110,258
Increases due to cash received	—	(92,976)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,672
Unbilled receivables recorded, net	4,266	—
Net change	4,266	27,954
Balance at June 30, 2022	$12,393	$(129,127)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $6.6 million for the six months ended June 30, 2023 as compared to $10.7 million for the six months ended June 30, 2022. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts, resulting from changes in global macroeconomic factors.

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

For purposes of determining diluted net income per common share, basic net income per share is further adjusted to include the effect of potential dilutive common shares outstanding, including restricted stock units, performance units and the impact of shares to be issued under the Company's Employee Stock Purchase Plan.

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$49,678	$41,502	$89,517	$91,472
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(250)	(235)	(465)	(557)
Adjusted net income	$49,428	$41,267	$89,052	$90,915
Denominator:
Weighted average common shares outstanding – Basic	47,572,971	47,393,830	47,548,404	47,381,864
Effect of dilutive shares:
Common stock equivalents arising from ESPP	325	894	1,265	1,085
Restricted stock awards and units and performance units	44,819	63,168	43,988	68,405
Weighted average common shares outstanding – Diluted	47,618,115	47,457,892	47,593,657	47,451,354
Net income per common share:
Basic	$1.04	$0.87	$1.87	$1.92
Diluted	$1.04	$0.87	$1.87	$1.92

For the three months ended June 30, 2023 and 2022, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 75,251 and 173,707, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2023 and 2022, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 31,578 and 57,508, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

At the same time that we entered into the current commercial patent license agreement with SDC, we also entered into a material purchase agreement with SDC, which lasts for the same term as the license agreement and is subject to the same extension option. This new material purchase agreement replaced a previous purchase agreement that had been in place since 2018. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of red and green phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

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

In 2016, we acquired Adesis, Inc. (Adesis), which has operations in New Castle and Wilmington, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2023, Adesis employed a team of 137 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of June 30, 2023, OVJP Corp employed a team of 26 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

In February 2021, we announced the establishment of a manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. We currently lease the Shannon site and have a contractual option to purchase the facility. When fully operational, the new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. The first phase of facility improvements has been completed and operations commenced in June 2022.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
REVENUE:
Material sales	$77,107	$71,869	$5,238
Royalty and license fees	64,399	60,278	4,121
Contract research services	5,059	4,414	645
Total revenue	146,565	136,561	10,004
COST OF SALES	32,139	27,239	4,900
Gross margin	114,426	109,322	5,104
OPERATING EXPENSES:
Research and development	32,318	28,197	4,121
Selling, general and administrative	17,077	19,869	(2,792)
Amortization of acquired technology and other intangible assets	3,994	5,502	(1,508)
Patent costs	2,229	2,259	(30)
Royalty and license expense	169	181	(12)
Total operating expenses	55,787	56,008	(221)
OPERATING INCOME	58,639	53,314	5,325
Interest income, net	6,198	1,583	4,615
Other (loss) income, net	(784)	89	(873)
Interest and other income, net	5,414	1,672	3,742
INCOME BEFORE INCOME TAXES	64,053	54,986	9,067
INCOME TAX EXPENSE	(14,375)	(13,484)	(891)
NET INCOME	$49,678	$41,502	$8,176

Revenue

Our total material sales were $77.1 million for the three months ended June 30, 2023, as compared to $71.9 million for the three months ended June 30, 2022, an increase of 7% with a commensurate increase in unit material volume of 9%. The increase in material sales was due to strengthened demand for OLED products utilizing our emitter material.

•
Green emitter sales for the three months ended June 30, 2023, which include our yellow-green emitters, were $57.9 million as compared to $54.5 million for the three months ended June 30, 2022, with unit material volumes increasing by 7%.

•
Red emitter sales for the three months ended June 30, 2023 were $16.7 million as compared to $17.3 million for the three months ended June 30, 2022, with unit material volumes increasing by 8%.

Revenue from royalty and license fees was $64.4 million for the three months ended June 30, 2023 as compared to $60.3 million for the three months ended June 30, 2022, an increase of 7%. The increase in royalty and license fees was primarily the result of higher unit material volume.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net for three months ended June 30, 2023 was $922,000 compared to $8.8 million for the three months ended June 30, 2022. These adjustments were primarily due to an increase in the average contract royalty and license fee per gram assessed to our customers as measured under ASC 606 as a result of a reduction in the forecasted sales volume anticipated over the remaining lives of their respective contracts.

Contract research services revenue was $5.1 million for the three months ended June 30, 2023 as compared to $4.4 million for the three months ended June 30, 2022, an increase of 15%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended June 30, 2023 increased by $4.9 million as compared to the three months ended June 30, 2022, primarily due to an increase in the level of material sales, an increase in manufacturing costs, underutilization of the manufacturing facility in Shannon, Ireland and higher per unit material costs. The underutilization charges related to the Shannon facility were $3.9 million for the three months ended June 30, 2023. Shannon facility costs began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. We anticipate that the Shannon facility will continue to be underutilized in the near-term as we have begun to bring this additional capacity online in preparation for anticipated growth in the years ahead. Included in the cost of sales for the three months ended June 30, 2023 and 2022 was an increase in inventory reserve of $781,000 and $604,000, respectively, due to excess inventory levels in certain products. As a result of the increase in revenue from material sales and royalty and license fees offset by Shannon costs, gross margin for the three months ended June 30, 2023 increased by $5.1 million as compared to the three months ended June 30, 2022, with gross margin as a percentage of revenue decreasing to 78% from 80%.

Research and development

Research and development expenses increased to $32.3 million for the three months ended June 30, 2023, as compared to $28.2 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research costs and those costs associated with PPG development activity, and employee-related compensation expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased to $17.1 million for the three months ended June 30, 2023, as compared to $19.9 million for the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily due to lower stock-based compensation expenses as a result of current assumptions of future vesting for performance-based awards and a decrease in pre-production costs associated with the Shannon facility. The Shannon facility became operational during June 2022 and the costs associated with this facility have since been included in cost of sales.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.0 million for the three months ended June 30, 2023, as compared to $5.5 million for the three months ended June 30, 2022. The decrease was due to the Fujifilm patents becoming fully amortized during July 2022, partially offset by the commencement of amortization expense associated with the Merck KGaA, Darmstadt, Germany (Merck KGaA) patent acquisition that was completed on April 28, 2023.

Patent costs

Patent costs decreased to $2.2 million for the three months ended June 30, 2023, as compared to $2.3 million for the three months ended June 30, 2022.

Royalty and license expense

Royalty and license expense decreased to $169,000 for the three months ended June 30, 2023, as compared to $181,000 for the three months ended June 30, 2022.

Interest and other income, net

Interest income, net was $6.2 million for the three months ended June 30, 2023, as compared to $1.6 million for the three months ended June 30, 2022. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as well as higher available-for-sale investment balances. Other (loss) income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $784,000 for the three months ended June 30, 2023 as compared to other income, net of $89,000 for the three months ended June 30, 2022.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 22.4% and 24.5% for the three months ended June 30, 2023 and 2022, respectively, and we recorded income tax expense of $14.4 million and $13.5 million, respectively, for those periods.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
REVENUE:
Material sales	$147,297	$158,560	$(11,263)
Royalty and license fees	119,609	120,080	(471)
Contract research services	10,126	8,391	1,735
Total revenue	277,032	287,031	(9,999)
COST OF SALES	65,109	60,402	4,707
Gross margin	211,923	226,629	(14,706)
OPERATING EXPENSES:
Research and development	63,741	54,742	8,999
Selling, general and administrative	32,473	40,931	(8,458)
Amortization of acquired technology and other intangible assets	6,885	11,000	(4,115)
Patent costs	4,484	4,057	427
Royalty and license expense	333	335	(2)
Total operating expenses	107,916	111,065	(3,149)
OPERATING INCOME	104,007	115,564	(11,557)
Interest income, net	13,165	1,874	11,291
Other (loss) income, net	(1,487)	55	(1,542)
Interest and other income, net	11,678	1,929	9,749
INCOME BEFORE INCOME TAXES	115,685	117,493	(1,808)
INCOME TAX EXPENSE	(26,168)	(26,021)	(147)
NET INCOME	$89,517	$91,472	$(1,955)

Revenue

Our total material sales were $147.3 million for the six months ended June 30, 2023, as compared to $158.6 million for the six months ended June 30, 2022, a decrease of 7% with a commensurate decrease in unit material volume of 6%. The decline in material sales was primarily due to reduced demand for our emitter material during the first quarter of 2023. This weakness resulted from the continuation of unfavorable macroeconomic conditions that have negatively impacted the OLED display market segment. We believe the decline is temporary and that the duration is dependent upon the timing of the recovery of the global market conditions, which continues to be uncertain.

•
Green emitter sales for the six months ended June 30, 2023, which include our yellow-green emitters, were $111.6 million as compared to $120.9 million for the six months ended June 30, 2022, with unit material volumes decreasing by 7%.
•
Red emitter sales for the six months ended June 30, 2023 were $32.8 million as compared to $37.4 million for the six months ended June 30, 2022, with unit material volumes decreasing by 5%.

Revenue from royalty and license fees was $119.6 million for the six months ended June 30, 2023 as compared to $120.1 million for the six months ended June 30, 2022.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $6.6 million for the six months ended June 30, 2023 as compared to $10.7 million for the six months ended June 30, 2022. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $10.1 million for the six months ended June 30, 2023 as compared to $8.4 million for the six months ended June 30, 2022, an increase of 21%. Revenue from contract research services consists of revenue earned by our subsidiary, Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the six months ended June 30, 2023 increased by $4.7 million as compared to the six months ended June 30, 2022, primarily due to underutilization of the manufacturing facility in Shannon, Ireland and higher per unit material costs offset by a decrease in the level of material sales. The underutilization charges related to the Shannon facility were $8.6 million for the six months ended June 30, 2023. Shannon facility costs began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. We anticipate that the Shannon facility will continue to be underutilized in the near-term as we have begun to bring this additional capacity online in preparation for anticipated growth in the years ahead. Included in the cost of sales for the six months ended June 30, 2023 and 2022 was an increase in inventory reserve of $4.1 million and $688,000, respectively, due to excess inventory levels in certain products. As a result of the decrease in revenue from material sales as well as the Shannon costs and inventory reserve, gross margin for the six months ended June 30, 2023 decreased by $14.7 million as compared to the six months ended June 30, 2022, with gross margin as a percentage of revenue decreasing to 76% from 79%.

Research and development

Research and development expenses increased to $63.7 million for the six months ended June 30, 2023, as compared to $54.7 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research costs and those costs associated with PPG development activity, and employee-related compensation expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased to $32.5 million for the six months ended June 30, 2023, as compared to $40.9 million for the six months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily due to lower stock-based compensation expenses as a result of current assumptions of future vesting for performance-based awards and a decrease in pre-production costs associated with the Shannon facility. The Shannon facility became operational during June 2022 and the costs associated with this facility have since been included in cost of sales.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $6.9 million for the six months ended June 30, 2023 as compared to $11.0 million for the six months ended June 30, 2022. The decrease was due to the Fujifilm patents becoming fully amortized during July 2022 offset by the commencement of amortization expense associated with the Merck KGaA patent acquisition that was completed on April 28, 2023.

Patent costs

Patent costs increased to $4.5 million for the six months ended June 30, 2023, as compared to $4.1 million for the six months ended June 30, 2022. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $333,000 for the six months ended June 30, 2023, as compared to $335,000 for the six months ended June 30, 2022.

Interest and other income, net

Interest income, net was $13.2 million for the six months ended June 30, 2023, as compared to $1.9 million for the six months ended June 30, 2022. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as well as higher available-for-sale investment balances. Other (loss) income, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $1.5 million for the six months ended June 30, 2023 as compared to other income, net of $55,000 for the six months ended June 30, 2022.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 22.6% and 22.1% for the six months ended June 30, 2023, respectively, and we recorded income tax expense of $26.2 million and $26.0 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of June 30, 2023, we had cash and cash equivalents of $93.5 million, short-term investments of $465.7 million, and long-term corporate bonds and U.S. Government bonds investments of $197.3 million for a total of $756.5 million. This compares to cash and cash equivalents of $93.4 million, short-term investments of $484.3 million, and long-term U.S. Government bonds investments of $247.9 million for a total of $825.6 million as of December 31, 2022.

Cash provided by operating activities for the six months ended June 30, 2023 was $57.4 million resulting from $89.5 million of net income and $13.2 million from non-cash items including depreciation, stock-based compensation and deferred income taxes, partially offset by $45.3 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in other liabilities of $22.3 million, a decrease in accounts payable and accrued expenses of $17.7 million, an increase in accounts receivable of $16.7 million and a decrease in deferred revenue of $15.7 million, partially offset by a decrease in other assets of $19.7 million and a decrease in inventory of $7.4 million.

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

Cash used in investing activities was $17.5 million for the six months ended June 30, 2023, as compared to $147.7 million for the six months ended June 30, 2022. The decrease was due to the timing of maturities and purchases of investments resulting in net sales and maturities of $75.8 million for the six months ended June 30, 2023, as compared to net purchases of $126.4 million for the six months ended June 30, 2022, partially offset by an increase in purchases of property, plant and equipment and intangibles of $72.0 million. The increase in property, plant and equipment and intangibles during the six months ended June 30, 2023 was primarily due to the Merck KGaA patent acquisition.

Cash used in financing activities was $39.9 million for the six months ended June 30, 2023, as compared to $36.5 million for the six months ended June 30, 2022. The increase was due to an increase in the cash payment of dividends in the current year of $4.9 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.4 million and an increase in the proceeds from issuance of common stock of $124,000.

Working capital was $797.4 million as of June 30, 2023, as compared to $763.8 million as of December 31, 2022. The increase was primarily due to a decrease in other current liabilities, an increase in accounts receivable and decreases in accrued expenses and deferred revenue, partially offset by a decrease in short-term investments.

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

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Universal Display Corporation 2023 Equity Compensation Plan (filed as Annex A to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting filed with the Securities and Exchange Commission on April 20, 2023 and incorporated herein by reference).

10.2

Amendment to Amended and Restated Change in Control Agreement, dated May 31, 2023, between the Registrant and Brian Millard (filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2023 and incorporated herein by reference).

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: August 3, 2023	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer