Form 10-Q
period 2023-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2023-11-02
CIK 1005284

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had outstanding 47,358,076 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,323	$93,430
Short-term investments	412,350	484,345
Accounts receivable	122,192	92,664
Inventory	181,406	183,220
Other current assets	83,444	45,791
Total current assets	878,715	899,450
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $137,020 and $117,118	174,638	143,445
ACQUIRED TECHNOLOGY, net of accumulated amortization of $182,657 and $189,671	94,518	38,382
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $10,055 and $8,989	7,233	8,247
GOODWILL	15,535	15,535
INVESTMENTS	301,193	259,861
DEFERRED INCOME TAXES	49,637	58,161
OTHER ASSETS	101,447	109,739
TOTAL ASSETS	$1,622,916	$1,532,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,624	$9,519
Accrued expenses	38,500	51,002
Deferred revenue	66,828	45,599
Other current liabilities	5,391	29,577
Total current liabilities	131,343	135,697
DEFERRED REVENUE	8,859	18,279
RETIREMENT PLAN BENEFIT LIABILITY	61,165	59,790
OTHER LIABILITIES	39,183	43,685
Total liabilities	240,550	257,451
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,720,530 and 49,136,030 shares issued, and 47,354,882 and 47,770,382 shares outstanding, at September 30, 2023 and December 31, 2022, respectively	487	491
Additional paid-in capital	693,899	681,335
Retained earnings	744,227	653,277
Accumulated other comprehensive loss	(14,965)	(18,452)
Treasury stock, at cost (1,365,648 shares at September 30, 2023 and December 31, 2022)	(41,284)	(41,284)
Total shareholders’ equity	1,382,366	1,275,369
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,622,916	$1,532,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
Material sales	$92,492	$84,182	$239,789	$242,742
Royalty and license fees	45,915	71,450	165,524	191,530
Contract research services	2,670	4,924	12,796	13,315
Total revenue	141,077	160,556	418,109	447,587
COST OF SALES	34,248	37,396	99,357	97,798
Gross margin	106,829	123,160	318,752	349,789
OPERATING EXPENSES:
Research and development	33,099	30,414	96,840	85,156
Selling, general and administrative	18,084	18,442	50,557	59,373
Amortization of acquired technology and other intangible assets	4,557	3,562	11,442	14,562
Patent costs	2,572	2,018	7,056	6,075
Royalty and license expense	81	261	414	596
Total operating expenses	58,393	54,697	166,309	165,762
OPERATING INCOME	48,436	68,463	152,443	184,027
Interest income, net	7,136	2,432	20,301	4,306
Other loss, net	(1,693)	(804)	(3,180)	(749)
Interest and other income, net	5,443	1,628	17,121	3,557
INCOME BEFORE INCOME TAXES	53,879	70,091	169,564	187,584
INCOME TAX EXPENSE	(2,363)	(16,636)	(28,531)	(42,657)
NET INCOME	$51,516	$53,455	$141,033	$144,927
NET INCOME PER COMMON SHARE:
BASIC	$1.08	$1.12	$2.95	$3.04
DILUTED	$1.08	$1.12	$2.95	$3.04
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,570,099	47,396,495	47,555,734	47,386,426
DILUTED	47,632,431	47,466,934	47,609,692	47,455,893
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.30	$1.05	$0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$51,516	$53,455	$141,033	$144,927
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of ($318), $572, ($756) and $2,120, respectively	1,138	(1,680)	2,706	(7,231)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($71), ($159), ($212) and ($444), respectively	253	493	759	1,511
Change in cumulative foreign currency translation adjustment	(44)	(191)	22	(601)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,347	(1,378)	3,487	(6,321)
COMPREHENSIVE INCOME	$52,863	$52,077	$144,520	$138,606

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2023	200,000	$2	48,706,932	$487	$686,501	$709,372	$(16,312)	1,365,648	$(41,284)	$1,338,766
Net income	—	—	—	—	—	51,516	—	—	—	51,516
Other comprehensive income	—	—	—	—	—	—	1,347	—	—	1,347
Cash dividend	—	—	—	—	—	(16,661)	—	—	—	(16,661)
Issuance of common stock to employees	—	—	8,908	—	6,738	—	—	—	—	6,738
Shares withheld for employee taxes	—	—	(3,190)	—	(466)	—	—	—	—	(466)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	3,304	—	423	—	—	—	—	423
Issuance of common stock to employees under an ESPP	—	—	4,576	—	703	—	—	—	—	703
BALANCE, SEPTEMBER 30, 2023	200,000	$2	48,720,530	$487	$693,899	$744,227	$(14,965)	1,365,648	$(41,284)	$1,382,366

	Nine Months Ended September 30, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369
Net income	—	—	—	—	—	141,033	—	—	—	141,033
Other comprehensive income	—	—	—	—	—	—	3,487	—	—	3,487
Cash dividend	—	—	—	—	—	(50,083)	—	—	—	(50,083)
Issuance of common stock to employees	—	—	139,826	1	16,946	—	—	—	—	16,947
Shares withheld for employee taxes	—	—	(56,504)	—	(7,895)	—	—	—	—	(7,895)
Cancellation of restricted stock awards	—	—	(526,241)	(5)	5	—	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	13,504	—	1,564	—	—	—	—	1,564
Issuance of common stock to employees under an ESPP	—	—	13,915	—	1,944	—	—	—	—	1,944
BALANCE, SEPTEMBER 30, 2023	200,000	$2	48,720,530	$487	$693,899	$744,227	$(14,965)	1,365,648	$(41,284)	$1,382,366

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,033	$144,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,128	17,982
Amortization of intangibles	11,442	14,562
Amortization of premium and discount on investments, net	(9,436)	(3,469)
Stock-based compensation to employees	17,359	22,528
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,264	1,121
Deferred income tax expense (benefit)	7,556	(7,876)
Retirement plan expense, net of benefit payments	2,347	3,998
Decrease (increase) in assets:
Accounts receivable	(29,528)	29,446
Inventory	1,814	(46,034)
Other current assets	(37,653)	(9,057)
Other assets	8,292	2,282
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(32)	7,217
Other current liabilities	(24,186)	(543)
Deferred revenue	11,809	(63,066)
Other liabilities	(4,502)	10,156
Net cash provided by operating activities	117,707	124,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52,208)	(31,119)
Purchases of intangibles	(66,563)	(4,761)
Purchases of investments	(303,004)	(464,766)
Proceeds from sale and maturity of investments	346,407	302,872
Net cash used in investing activities	(75,368)	(197,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,532	1,247
Payment of withholding taxes related to stock-based compensation to employees	(7,895)	(9,150)
Cash dividends paid	(50,083)	(42,740)
Net cash used in financing activities	(56,446)	(50,643)
DECREASE IN CASH AND CASH EQUIVALENTS	(14,107)	(124,243)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,430	311,993
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,323	$187,750
Supplemental disclosures:
Unrealized gain (loss) on available-for-sale securities	$3,304	$(9,711)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	887	4,256
Cash paid for income tax	81,132	42,227

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2023, the Company had no leases that qualified as financing arrangements.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
September 30, 2023
Cash accounts in banking institutions	$77,550	$—	$—	$77,550
Money market accounts	1,773	—	—	1,773
	$79,323	$—	$—	$79,323
December 31, 2022
Cash accounts in banking institutions	$86,268	$—	$—	$86,268
Money market accounts	7,162	—	—	7,162
	$93,430	$—	$—	$93,430

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2023
Corporate bonds	$2,386	$3	$(16)	$2,373
U.S. Government bonds	412,539	—	(2,562)	409,977
	$414,925	$3	$(2,578)	$412,350
December 31, 2022
Corporate bonds	150,698	—	(910)	149,788
U.S. Government bonds	339,472	32	(4,947)	334,557
	$490,170	$32	$(5,857)	$484,345

Long-term Corporate Bonds and U.S. Government Bonds Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
September 30, 2023
Corporate bonds	$128	$—	$(118)	$10
U.S. Government bonds	289,024	—	(1,887)	287,137
	$289,152	$—	$(2,005)	$287,147
December 31, 2022
Corporate bonds	$2,479	$—	$(28)	$2,451
U.S. Government bonds	247,464	52	(2,152)	245,364
	$249,943	$52	$(2,180)	$247,815

Long-term Minority Investments

The Company’s portfolio of minority investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority investments are included in investments on the Consolidated Balance Sheets. As of September 30, 2023, the Company had minority investments in five entities with a total carrying value of $14.0 million accounted for as equity securities without readily determinable fair values, as compared to four minority investments with a total carrying value of $12.0 million as of December 31, 2022.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,773	$1,773	$—	$—
Short-term Corporate bonds investments	2,373	2,373	—	—
Short-term U.S. Government bonds investments	409,977	409,977	—	—
Long-term Corporate bonds investments	10	10	—	—
Long-term U.S. Government bonds investments	287,137	287,137	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,162	$7,162	$—	$—
Short-term Corporate bonds investments	149,788	149,788	—	—
Short-term U.S. Government bonds investments	334,557	334,557	—	—
Long-term Corporate bonds investments	2,451	2,451	—	—
Long-term U.S. Government bonds investments	245,364	245,364	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other (loss) income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2023 or December 31, 2022.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$120,096	$115,448
Work-in-process	7,494	7,626
Finished goods	53,816	60,146
Inventory	$181,406	$183,220

The Company recorded an increase in inventory reserve of $2.5 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $6.6 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$9,393	$2,642
Building and improvements	118,365	99,586
Office and lab equipment	144,188	129,697
Furniture, fixtures and computer related assets	18,814	18,071
Construction-in-progress	20,898	10,567
	311,658	260,563
Less: Accumulated depreciation	(137,020)	(117,118)
Property and equipment, net	$174,638	$143,445

Depreciation expense was $6.9 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively, and $20.1 million and $18.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in property and equipment, net for the nine months ended September 30, 2023 is primarily due to the purchases of two previously leased facilities for an aggregate cost of $23.4 million.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2023 (1)	December 31, 2022
PD-LD, Inc.	$—	$1,481
Motorola	—	15,909
Merck KGaA	66,012	—
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,212
	277,175	228,053
Less: Accumulated amortization	(182,657)	(189,671)
Acquired technology, net	$94,518	$38,382

(1)
During the nine months ended September 30, 2023, the gross value and accumulated amortization associated with the PD-LD, Inc. and Motorola patent portfolios have been removed from the table as the underlying patents have reached the end of their useful lives.

Amortization expense related to acquired technology was $4.2 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $10.4 million and $13.5 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $4.2 million for the three months ending December 31, 2023, $16.8 million in each of the years ending December 31, 2024 and 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in the year ending December 31, 2027 and $37.5 million in total thereafter.

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

At September 30, 2023, these other intangible assets consist of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(6,571)	$3,949
Developed IP, processes and recipes	4,820	(2,308)	2,512
Trade name/Trademarks	1,500	(1,080)	420
Other	448	(96)	352
Total identifiable other intangible assets	$17,288	$(10,055)	$7,233

Amortization expense related to other intangible assets was $359,000 and $358,000 for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million for both the nine months ended September 30, 2023 and 2022. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $359,000 for the three months ending December 31, 2023, $1.4 million for each of the next three fiscal years (2024 - 2026), $1.3 million for the year ending December 31, 2027 and $1.3 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Long-term taxes receivable	$57,581	$63,915
Right-of-use assets	25,321	31,486
Long-term contract assets	16,317	11,651
Other long-term assets	2,228	2,687
Other assets	$101,447	$109,739

See Notes 9 and 20 for further explanation on right-of-use assets and long-term taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2023, the Company did not have any finance leases and had one additional operating lease that has not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,094	$1,067	$3,538	$3,238
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$867	$—	$867

The following table presents the Company’s operating right-of-use assets and liabilities (in thousands):

	September 30, 2023	December 31, 2022
Right-of-use assets	$25,321	$31,486
Short-term lease liabilities	3,376	3,737
Long-term lease liabilities	23,380	29,039

The decrease in right-of-use assets and long-term lease liabilities during the nine months ended September 30, 2023 was primarily due to the purchases of two facilities, which were previously accounted for as operating lease obligations.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2023
Weighted average remaining lease term (in years)	7.1
Weighted average discount rate	3.7%

As of September 30, 2023, current operating leases had remaining terms between two months and eight years with options to extend the lease terms.

Undiscounted future minimum lease payments as of September 30, 2023, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2023 (1)	$1,040
2024	4,119
2025	4,155
2026	4,235
2027	4,317
Thereafter	12,077
Total lease payments	29,943
Less: Imputed interest	(3,187)
Present value of lease payments	$26,756

(1)
Scheduled maturities of lease liabilities represent the period from October 1, 2023 to December 31, 2023.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation	$22,685	$31,751
PPG Industries, Inc. agreement	6,090	9,864
Consulting	1,832	910
Professional fees	1,049	906
Research and development agreements	513	662
Royalties	414	877
Other	5,917	6,032
Accrued expenses	$38,500	$51,002

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $60,000 and $261,000 for the three months ended September 30, 2023 and 2022, respectively, and $358,000 and $596,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of September 30, 2023, the Company was obligated to pay USC up to $2.4 million for work to be performed during the remaining term of the research agreement. The Company recorded research and development expense in connection with work performed under the agreement of $251,000 and $245,000 for the three months ended September 30, 2023 and 2022, respectively, and $666,000 and $695,000 for the nine months ended September 30, 2023 and 2022, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Long-term lease liabilities	$23,380	$29,039
Long-term taxes payable	15,749	14,592
Other long-term liabilities	54	54
Other liabilities	$39,183	$43,685

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

The Company recorded research and development expense of $1.5 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of September 30, 2023, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of September 30, 2023, the Company had issued 48,720,530 shares of common stock, of which 47,354,882 were outstanding. During the three and nine months ended September 30, 2023 and 2022, the Company repurchased no shares of common stock.

Dividends

During the three months ended September 30, 2023, the Company declared and paid cash dividends of $0.35 per common share, or $16.7 million, and during the nine months ended September 30, 2023, the Company declared and paid cash dividends of $1.05 per common share, or $50.1 million, on the Company’s outstanding common stock.

On October 31, 2023, the Company’s Board of Directors declared a fourth quarter dividend of $0.35 per share to be paid on December 29, 2023 to all shareholders of record of the Company’s common stock as of the close of business on December 15, 2023. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2022, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)
Other comprehensive gain before reclassification	2,706	—	22	2,728
Reclassification to net income (1)	—	759	—	759	Selling, general and administrative, research and development and cost of sales
Change during period	2,706	759	22	3,487
Balance September 30, 2023, net of tax	$(5,181)	$(9,252)	$(532)	$(14,965)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2021, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive loss before reclassification	(7,231)	—	(601)	(7,832)
Reclassification to net income (1)	—	1,511	—	1,511	Selling, general and administrative, research and development and cost of sales
Change during period	(7,231)	1,511	(601)	(6,321)
Balance September 30, 2022, net of tax	$(7,373)	$(16,508)	$(675)	$(24,556)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $759,000 and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of September 30, 2023, there were 1,520,274 shares that remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the nine months ended September 30, 2023, the Company granted 110,279 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $16.4 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2023 and 2022, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $2.4 million and $3.4 million, respectively, research and development expense of $1.4 million and $1.5 million, respectively, and cost of sales of $454,000 and $573,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $7.8 million and $10.8 million, respectively, research and development expense of $4.4 million and $4.6 million, respectively, and cost of sales of $1.4 million and $1.7 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2023 and 2022, 3,190 and 2,852 shares, respectively, with aggregate fair values of $465,000 and $305,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2023 and 2022, 51,154 and 54,252 shares, respectively, with aggregate fair values of $7.1 million and $8.3 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended September 30, 2023 and 2022, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 and $32,000, respectively. Such compensation charges to research and development expense were $188,000 and $183,000, respectively, for the nine months ended September 30, 2023 and 2022.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2023 and 2022, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $363,000 and $315,000, respectively. Such compensation charges to selling, general and administrative expense were $1.1 million and $937,000, respectively, for the nine months ended September 30, 2023 and 2022. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 9,712 and 6,588 shares, respectively, during the nine months ended September 30, 2023 and 2022.

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

During the nine months ended September 30, 2023, the Company granted 84,448 performance units, of which 42,222 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 21,113 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 21,113 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $12.6 million for the nine months ended September 30, 2023, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended September 30, 2023 and 2022, the Company recorded selling, general and administrative expense of $1.5 million and $1.9 million, respectively, research and development expense of $607,000 and $488,000, respectively, and cost of sales expense of $376,000 and $303,000, respectively, related to the performance units. For the nine months ended September 30, 2023 and 2022, the Company recorded selling, general and administrative expense of $1.7 million and $3.7 million, respectively, research and development expense of $982,000 and $873,000, respectively, and cost of sales expense of $609,000 and $539,000, respectively, related to the performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2023 and 2022, 5,350 and 5,082 shares, respectively, with an aggregate fair value of $775,000 and $826,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2023 and 2022, the Company issued 13,915 and 13,026 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.5 million and $1.2 million, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded charges of $36,000 and $3,000, respectively, to selling, general and administrative expense, $61,000 and $19,000, respectively, to research and development expense, and $46,000 and $14,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2023 and 2022 the Company recorded charges of $105,000 and $86,000, respectively, to selling, general and administrative expense, $186,000 and $183,000, respectively, to research and development expense, and $121,000 and $110,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the nine months ended September 30, 2023 and 2022, the Company granted a total of 2,366 and 2,024 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2022 and 2021, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2023, there were eight participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the nine months ended September 30, 2023 were $1.5 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$238	$282	$713	$1,005
Interest cost	725	346	2,174	1,038
Amortization of prior service cost	203	280	611	839
Amortization of loss	120	372	360	1,116
Total net periodic benefit cost	$1,286	$1,280	$3,858	$3,998

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2023 and December 31, 2022, the Company had purchase commitments for inventory of $26.2 million and $31.9 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2023	2022	2023	2022	September 30, 2023
A	45%	46%	37%	42%	$12,525
B	20%	23%	23%	26%	$32,879
C	12%	12%	15%	14%	$43,314
D	8%	4%	10%	4%	$20,442

Revenues from outside of North America represented approximately 98% and 97% for the three months ended September 30, 2023 and 2022, respectively, and 98% and 97% for the nine-month periods ended September 30, 2023 and 2022, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2023	2022	2023	2022
South Korea	$87,231	$100,555	$235,320	$269,338
China	48,687	52,906	163,634	159,486
Japan	2,019	2,011	5,175	4,456
Other non-U.S. locations	541	976	3,856	1,991
Total non-U.S. locations	138,478	156,448	407,985	435,271
United States	2,599	4,108	10,124	12,316
Total revenue	$141,077	$160,556	$418,109	$447,587

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	September 30, 2023	December 31, 2022
United States	$119,458	$117,255
Ireland	40,860	20,270
Other	14,320	5,920
Property and equipment, net	$174,638	$143,445

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 4.4% and 23.7% for the three months ended September 30, 2023 and 2022, respectively and 16.8% and 22.7% for the nine months ended September 30, 2023 and 2022, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to nondeductible employee compensation and U.S. international tax (GILTI and Subpart F). The reduction in the income tax rate for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to the change in IRS regulations, issued in July 2023, that permit withholding taxes to be credited against U.S. taxable income for the tax years 2022 and 2023, recorded as a discrete tax adjustment in the three months ended September 30, 2023. The Company recorded an income tax expense of $2.4 million and $16.6 million for the three months ended September 30, 2023 and 2022, respectively, and $28.5 million and $42.7 million for the nine months ended September 30, 2023 and 2022, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. Included in other current assets as of September 30, 2023 is $18.0 million of income tax receivable, which was previously classified as a deferred tax asset. This was the result of a change in guidance issued under IRS Notice 2023-63 which clarified that certain research and development costs do not need to be capitalized and amortized over future periods. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credit and unrealized loss on investments, and no indicators against the realizability of the remaining net deferred tax asset.

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

On December 27, 2018, regarding the withholding taxes for the years 2018 to 2022, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for the years ended December 31, 2018 to December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018 to December 31, 2022. The Company received a formal rejection from the KNTS and has filed a petition to the Korean Tax Tribunal to reverse the decision of the tax office. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $57.6 million and $60.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company also recorded foreign exchange loss of $1.5 million during the three months ended September 30, 2023 and $3.3 million during the nine months ended September 30, 2023 due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable.

The Company will also amend U.S. federal tax returns for the 2018 to 2020 years when the anticipated refund from KNTS is received to offset the additional tax liability and to redetermine the research and development credit utilization. In November 2022, the Company prepaid $16.0 million to the IRS under Rev. Proc. 2005-18 that relates to the anticipated tax payable. The Company has recorded a long-term liability of $15.7 million and $14.6 million as of September 30, 2023 and December 31, 2022, respectively, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns indicating that lower withholding amounts were required.

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

For the three months ended September 30, 2023 and 2022, the Company recorded 98% and 97%, respectively, of its revenue from OLED related sales and 2% and 3%, respectively, from the providing of services through Adesis. For both nine-month periods ended September 30, 2023 and 2022, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2023
Accounts receivable	$122,192
Short-term unbilled receivables	21,896
Short-term contract assets	2,585
Long-term unbilled receivables	6,379
Long-term contract assets	9,938
Short-term deferred revenue	66,828
Long-term deferred revenue	8,859

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. The deferred revenue balance as of September 30, 2023 will be recognized as materials are shipped to customers over the remaining contract periods. As of September 30, 2023, the Company had $30.5 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine Months Ended September 30, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	143,064
Increases due to cash received	—	(159,989)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	5,116
Unbilled receivables recorded, net	29,094	—
Contract assets recorded, net	(1,860)	—
Transferred to receivables from unbilled receivables	(24,893)	—
Net change	2,341	(11,809)
Balance at September 30, 2023	$40,798	$(75,687)

	Nine Months Ended September 30, 2022
	Assets	Liabilities
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	178,737
Increases due to cash received	—	(132,961)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	17,290
Unbilled receivables recorded, net	5,502	—
Net change	5,502	63,066
Balance at September 30, 2022	$13,629	$(94,015)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $5.1 million for the nine months ended September 30, 2023 as compared to $17.3 million for the nine months ended September 30, 2022. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts, resulting from changes in global macroeconomic factors.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$51,516	$53,455	$141,033	$144,927
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(243)	(289)	(709)	(849)
Adjusted net income	$51,273	$53,166	$140,324	$144,078
Denominator:
Weighted average common shares outstanding – Basic	47,570,099	47,396,495	47,555,734	47,386,426
Effect of dilutive shares:
Common stock equivalents arising from ESPP	499	729	1,764	1,814
Restricted stock awards and units and performance units	61,833	69,710	52,194	67,653
Weighted average common shares outstanding – Diluted	47,632,431	47,466,934	47,609,692	47,455,893
Net income per common share:
Basic	$1.08	$1.12	$2.95	$3.04
Diluted	$1.08	$1.12	$2.95	$3.04

For the three months ended September 30, 2023 and 2022, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 39,426 and 173,707, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2023 and 2022, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 34,291 and 121,962, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we acquired Adesis, Inc. (Adesis), which has operations in New Castle and Wilmington, Delaware. Adesis is a contract research organization (CRO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2023, Adesis employed a team of 138 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CRO in the above-mentioned industries by providing contract research services for non-OLED applications to those third-party customers. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of September 30, 2023, OVJP Corp employed a team of 28 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

In February 2021, we announced the establishment of a manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. We purchased the site during September 2023. When fully operational, the new facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. The first phase of facility improvements has been completed and operations commenced in June 2022.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
REVENUE:
Material sales	$92,492	$84,182	$8,310
Royalty and license fees	45,915	71,450	(25,535)
Contract research services	2,670	4,924	(2,254)
Total revenue	141,077	160,556	(19,479)
COST OF SALES	34,248	37,396	(3,148)
Gross margin	106,829	123,160	(16,331)
OPERATING EXPENSES:
Research and development	33,099	30,414	2,685
Selling, general and administrative	18,084	18,442	(358)
Amortization of acquired technology and other intangible assets	4,557	3,562	995
Patent costs	2,572	2,018	554
Royalty and license expense	81	261	(180)
Total operating expenses	58,393	54,697	3,696
OPERATING INCOME	48,436	68,463	(20,027)
Interest income, net	7,136	2,432	4,704
Other loss, net	(1,693)	(804)	(889)
Interest and other income, net	5,443	1,628	3,815
INCOME BEFORE INCOME TAXES	53,879	70,091	(16,212)
INCOME TAX EXPENSE	(2,363)	(16,636)	14,273
NET INCOME	$51,516	$53,455	$(1,939)

Revenue

Our total material sales were $92.5 million for the three months ended September 30, 2023, as compared to $84.2 million for the three months ended September 30, 2022, an increase of 10% with a commensurate increase in unit material volume of 3%. The increase in material sales was due to strengthened demand for OLED products utilizing our emitter material, as well as improved product mix weighted towards increased demand for our new generation of emitter products.

•
Green emitter sales for the three months ended September 30, 2023, which include our yellow-green emitters, were $68.9 million as compared to $64.0 million for the three months ended September 30, 2022, with unit material volumes increasing by 1%.

•
Red emitter sales for the three months ended September 30, 2023 were $22.1 million as compared to $20.0 million for the three months ended September 30, 2022, with unit material volumes increasing by 8%.

Revenue from royalty and license fees was $45.9 million for the three months ended September 30, 2023 as compared to $71.5 million for the three months ended September 30, 2022, a decrease of 36%. The decrease in royalty and license fees was primarily the result of changes in customer mix, the decrease in the cumulative catch-up noted below, as well as higher estimated future demand for several of our customers over the remaining lives of their contracts.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was a decrease of $1.5 million for the three months ended September 30, 2023. This adjustment resulted from a decrease in the average selling price per gram that was primarily due to the increase in anticipated OLED materials demand by several of our customers over the remaining lives of their contracts, resulting from changes in global macroeconomic factors. The cumulative catch-up adjustment during the three months ended September 30, 2022 was a net increase of $6.6 million, resulting in a net reduction in revenue between periods of $8.1 million related to cumulative catch-ups.

Contract research services revenue was $2.6 million for the three months ended September 30, 2023 as compared to $4.9 million for the three months ended September 30, 2022, a decrease of 46%. The decrease in contract research services revenue was primarily due to the timing of the completion of several CRO projects by our subsidiary, Adesis. Revenue from contract research services consists of revenue earned by Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the three months ended September 30, 2023 decreased by $3.1 million as compared to the three months ended September 30, 2022, primarily due to a reduction in contract manufacturing support costs, a reduction in the underutilization charges of the manufacturing facility in Shannon, Ireland and changes in product mix, offset by an increase in the level of material sales and inventory reserve. For the three months ended September 30, 2023 and 2022, the increase in inventory reserve was $2.5 million and $1.7 million, respectively, due to excess inventory levels in certain products. As a result of the decrease in revenue from royalty and license fees offset by the increase in material sales, gross margin for the three months ended September 30, 2023 decreased by $16.3 million as compared to the three months ended September 30, 2022, with gross margin as a percentage of revenue decreasing to 76% from 77%.

Research and development

Research and development expenses increased to $33.1 million for the three months ended September 30, 2023, as compared to $30.4 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily due to higher operating costs, including employee-related compensation expenses and contract research costs, offset by lower costs associated with PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses decreased to $18.1 million for the three months ended September 30, 2023, as compared to $18.4 million for the three months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily due to lower employee-related compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.6 million for the three months ended September 30, 2023, as compared to $3.6 million for the three months ended September 30, 2022. The increase was due to the Fujifilm patents becoming fully amortized during July 2022, partially offset by the commencement of amortization expense associated with the Merck KGaA, Darmstadt, Germany (Merck KGaA) patent acquisition that was completed on April 28, 2023.

Patent costs

Patent costs increased to $2.6 million for the three months ended September 30, 2023, as compared to $2.0 million for the three months ended September 30, 2022. The results in the current quarter reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $81,000 for the three months ended September 30, 2023, as compared to $261,000 for the three months ended September 30, 2022.

Interest and other loss, net

Interest income, net was $7.1 million for the three months ended September 30, 2023, as compared to $2.4 million for the three months ended September 30, 2022. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as well as higher available-for-sale investment balances. Other loss, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $1.7 million for the three months ended September 30, 2023 as compared to $804,000 for the three months ended September 30, 2022.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 4.4% and 23.7% for the three months ended September 30, 2023 and 2022, respectively, and we recorded income tax expense of $2.4 million and $16.6 million, respectively, for those periods. The reduction in the effective income tax rate was primarily due to the change in IRS regulations, issued in July 2023, that permit withholding taxes to be credited against U.S. taxable income for the tax years 2022 and 2023, by applying federal regulations in place prior to changes in 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
REVENUE:
Material sales	$239,789	$242,742	$(2,953)
Royalty and license fees	165,524	191,530	(26,006)
Contract research services	12,796	13,315	(519)
Total revenue	418,109	447,587	(29,478)
COST OF SALES	99,357	97,798	1,559
Gross margin	318,752	349,789	(31,037)
OPERATING EXPENSES:
Research and development	96,840	85,156	11,684
Selling, general and administrative	50,557	59,373	(8,816)
Amortization of acquired technology and other intangible assets	11,442	14,562	(3,120)
Patent costs	7,056	6,075	981
Royalty and license expense	414	596	(182)
Total operating expenses	166,309	165,762	547
OPERATING INCOME	152,443	184,027	(31,584)
Interest income, net	20,301	4,306	15,995
Other loss, net	(3,180)	(749)	(2,431)
Interest and other income, net	17,121	3,557	13,564
INCOME BEFORE INCOME TAXES	169,564	187,584	(18,020)
INCOME TAX EXPENSE	(28,531)	(42,657)	14,126
NET INCOME	$141,033	$144,927	$(3,894)

Revenue

Our total material sales were $239.8 million for the nine months ended September 30, 2023, as compared to $242.7 million for the nine months ended September 30, 2022, a decrease of 1% with a decrease in unit material volume of 3%. The decline in material sales was primarily due to reduced demand for our emitter material during the first quarter of 2023, partially offset by the introduction of blue emitter and host sales. This weakness resulted from the continuation of unfavorable macroeconomic conditions that have negatively impacted the OLED display market segment.

•
Green emitter sales for the nine months ended September 30, 2023, which include our yellow-green emitters, were $180.5 million as compared to $185.0 million for the nine months ended September 30, 2022, with unit material volumes decreasing by 5%.
•
Red emitter sales for the nine months ended September 30, 2023 were $54.9 million as compared to $57.4 million for the nine months ended September 30, 2022, with unit material volumes remaining consistent.

Revenue from royalty and license fees was $165.5 million for the nine months ended September 30, 2023 as compared to $191.5 million for the nine months ended September 30, 2022. The decrease in royalty and license fees was primarily the result of higher estimated future demand for several of our customers over the remaining lives of their contracts, as well as the impact of the cumulative catch-up adjustments noted below.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was an increase of $5.1 million for the nine months ended September 30, 2023 as compared to an increase of $17.3 million for the nine months ended September 30, 2022, resulting in a net reduction in revenue between periods of $12.2 million, the majority of which was recorded to royalty and license fees. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated OLED materials demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $12.8 million for the nine months ended September 30, 2023 as compared to $13.3 million for the nine months ended September 30, 2022, a decrease of 4%. The decrease in contract research services revenue was primarily due to the timing of the completion of several CRO projects by our subsidiary, Adesis, in the three months ended September 30, 2023. Revenue from contract research services consists of revenue earned by Adesis, which provides support services to the pharma, biotech, catalysis and other industries on a contractual basis for those third-party customers.

Cost of sales

Cost of sales for the nine months ended September 30, 2023 increased by $1.6 million as compared to the nine months ended September 30, 2022, primarily due to underutilization of the manufacturing facility in Shannon, Ireland and changes in product mix offset by a decrease in manufacturing costs and a decrease in the level of material sales. The underutilization charges related to the Shannon facility were $10.6 million for the nine months ended September 30, 2023 as compared to $4.5 million for the nine months ended September 30, 2022. Shannon facility costs began to be recorded as cost of sales in June 2022 when the facility was first used for production activities. Shannon facility costs prior to June 2022 were recorded in selling, general and administrative expenses. Included in the cost of sales for the nine months ended September 30, 2023 and 2022 was an increase in inventory reserve of $6.6 million and $2.4 million, respectively, due to excess inventory levels in certain products. As a result of the decrease in revenue from royalty and licenses fees and material sales, gross margin for the nine months ended September 30, 2023 decreased by $31.0 million as compared to the nine months ended September 30, 2022, with gross margin as a percentage of revenue decreasing to 76% from 78%.

Research and development

Research and development expenses increased to $96.8 million for the nine months ended September 30, 2023, as compared to $85.2 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research costs, employee-related compensation expenses and those costs associated with PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses decreased to $50.6 million for the nine months ended September 30, 2023, as compared to $59.4 million for the nine months ended September 30, 2022. The decrease in selling, general and administrative expenses was primarily due to lower stock-based compensation expenses and a decrease in pre-production costs associated with the Shannon facility. The Shannon facility became operational during June 2022 and the costs associated with this facility have since been included in cost of sales.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $11.4 million for the nine months ended September 30, 2023 as compared to $14.6 million for the nine months ended September 30, 2022. The decrease was due to the Fujifilm patents becoming fully amortized during July 2022 offset by the commencement of amortization expense associated with the Merck KGaA patent acquisition that was completed on April 28, 2023.

Patent costs

Patent costs increased to $7.1 million for the nine months ended September 30, 2023, as compared to $6.1 million for the nine months ended September 30, 2022. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $414,000 for the nine months ended September 30, 2023, as compared to $596,000 for the nine months ended September 30, 2022.

Interest and other loss, net

Interest income, net was $20.3 million for the nine months ended September 30, 2023, as compared to $4.3 million for the nine months ended September 30, 2022. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as well as higher available-for-sale investment balances. Other loss, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $3.2 million for the nine months ended September 30, 2023 as compared to $749,000 for the nine months ended September 30, 2022.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was an expense of 16.8% and 22.7% for the nine months ended September 30, 2023, respectively, and we recorded income tax expense of $28.5 million and $42.7 million, respectively, for those periods. The reduction in the effective income tax rate was primarily due to the change in IRS regulations, issued in July 2023, that permit withholding taxes to be credited against U.S. taxable income for the tax years 2022 and 2023, by applying federal regulations in place prior to changes in 2022.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of September 30, 2023, we had cash and cash equivalents of $79.3 million, short-term investments of $412.4 million, and long-term corporate bonds and U.S. Government bonds investments of $287.1 million for a total of $778.8 million. This compares to cash and cash equivalents of $93.4 million, short-term investments of $484.3 million, and long-term U.S. Government bonds investments of $247.9 million for a total of $825.6 million as of December 31, 2022.

Cash provided by operating activities for the nine months ended September 30, 2023 was $117.7 million resulting from $141.0 million of net income and $50.7 million from non-cash items including depreciation, stock-based compensation and amortization of intangibles, partially offset by $74.0 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in accounts receivable of $29.5 million, an increase in other assets of $29.4 million, a decrease in other liabilities of $28.7 million and a decrease in accounts payable and accrued expense of $32,000, partially offset by an increase in deferred revenue of $11.8 million and a decrease in inventory of $1.8 million.

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

Cash used in investing activities was $75.4 million for the nine months ended September 30, 2023, as compared to $197.8 million for the nine months ended September 30, 2022. The decrease was due to the timing of maturities and purchases of investments resulting in net sales and maturities of $43.4 million for the nine months ended September 30, 2023, as compared to net purchases of $161.9 million for the nine months ended September 30, 2022, partially offset by an increase in purchases of property, plant and equipment and intangibles of $82.9 million. The increase in property, plant and equipment and intangibles during the nine months ended September 30, 2023 was primarily due to the Merck KGaA patent acquisition and the purchases of the Shannon facility and the Korean application center.

Cash used in financing activities was $56.4 million for the nine months ended September 30, 2023, as compared to $50.6 million for the nine months ended September 30, 2022. The increase was due to an increase in the cash payment of dividends in the current year of $7.3 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.3 million and an increase in the proceeds from issuance of common stock of $285,000.

Working capital was $747.4 million as of September 30, 2023, as compared to $763.8 million as of December 31, 2022. The decrease was primarily due to a decrease in short-term investments and an increase in deferred revenue, partially offset by an increase in other current assets, an increase in accounts receivable and a decrease in other current liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: November 2, 2023	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer