Form 10-K
period 2023-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2024-02-22
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market as of June 30, 2023, was $6,320,500,461. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 16, 2024, the registrant had outstanding 47,365,600 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 29, 2024 (the first business day after the 120th day following the end of the registrant's fiscal year), are incorporated by reference into Part III of this report.

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
•
the stability of the global economy, consumer spending and global supply chains, as well as volatility in and disruption of financial markets;
•
our ability to offer and our customers’ willingness to continue to purchase our materials in the event of substantial increases in tariffs or export restrictions resulting from international trade or geopolitical disputes;
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
•
our ability to compete against third parties with resources greater than ours and that are based in countries where our significant customers are located;
•
our ability to respond to and address malicious cybersecurity and IT infrastructure attacks;
•
our quarterly cash dividend policy;
•
our future OLED technology licensing and OLED material revenues and results of operations, including supply and demand for our OLED materials; and
•
general economic and market conditions, including impacts resulting from pandemic outbreaks and geopolitical risks and uncertainties given the international nature of our business.

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

Our primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty and general lighting products; and (2) further develop and either license or otherwise commercialize our proprietary OLED material, device design and manufacturing technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 6,000 patents issued and pending worldwide.

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

Through our internal development efforts, acquisitions, and long-standing relationships with academic partners, research institutions and product manufacturers, we own, exclusively license or have the sole right to sublicense more than 6,000 patents issued and pending worldwide. We continue to enhance and grow our OLED technology and materials patent portfolio organically through internal research and development, partnering with third parties, and by acquisition. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

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

In 2023, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox), Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT), Japan Display, Inc., Sharp Corporation, and AU Optronics Corporation (AU Optronics). Other licensed customers of our technology in 2023 included Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

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

Develop Next-Generation Organic Technologies

We continue to conduct research and development activities relating to next-generation OLED technologies for both displays and lighting products, including next generation emissive layer technologies and dry printing technologies such as OVJP, which we discuss in more detail below. We also are funding research by existing and new academic partners and research institutions on the use of OLED and other related technologies in other applications. Our focus on next-generation technologies is designed to enable us to maintain our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

Business and Geographic Markets

We derive revenue from the following:

•
sales of OLED materials for evaluation, development and commercial manufacturing;
•
intellectual property and technology licensing;
•
technology development and support, including third-party collaboration efforts and providing support to third parties for commercialization of their OLED products; and
•
contract research services in the areas of chemical synthesis research, development and commercialization for non-OLED applications.

Most manufacturers of displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan, China and Hong Kong, as well as a representative office in Taiwan. We have Application Centers in Hong Kong and Pangyo, South Korea, which allow our Asia-based display manufacturers to evaluate our technology more quickly and incorporate the technology into their commercial designs. Our wholly-owned subsidiary formed under the laws of the Republic of Ireland, UDC Ireland Ltd. (UDC Ireland), is responsible for all material sales worldwide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

In 2023, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, from each of which we had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2023, we continued our commercial supply relationships with companies such as BOE, CSOT, LG Display, SDC, Tianma, and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

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

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In 2019, we installed a red-green-blue OVJP pilot tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan. In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary OVJP technology. As of December 31, 2023, OVJP Corp employed a team of 28 research, mechanical, electrical and software engineers and laboratory technicians. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

On December 2, 2022, we entered into new patent license and supplemental purchase agreements with SDC, both with an effective date of January 1, 2023. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2027 with an additional two-year extension option for SDC. Under these agreements, we are being paid a license fee, which includes quarterly and annual payments over the agreement term of five years. These agreements convey to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. The supplemental purchase agreement provides for minimum annual purchase obligations of red and green phosphorescent emitter material from us for use in the manufacture of licensed products. The minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. SDC is currently the largest manufacturer of AMOLED displays for smartphones and other personal electronic devices and produces displays for a number of different smartphone and electronic device manufacturers.

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

In 2023, we entered into new long-term, multi-year agreements with BOE. Under these agreements, we have granted BOE non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to BOE for use in its licensed products.

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

Relationships with OLED Lighting Manufacturers

We license our OLED technologies and patents to lighting manufacturers for use in commercial products and supply our proprietary OLED materials to these manufacturers for both commercial use and evaluative purposes. Some of these strategic relationships have also been in place for longer than a decade.

We continue to license our OLED patents, and to provide our OLED materials, to OLEDWorks for use in OLED lighting products under patent license and commercial supply agreements signed in 2015. We have also extended the rights under these agreements to OLEDWorks GmbH, the German company and facility that OLEDWorks acquired in 2015 from Philips Technologie GmbH.

We also have strategic relationships with Kaneka, Konica Minolta and Sumitomo, and continue to license our OLED patents and technologies to these customers.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. These materials are produced in batch quantities by PPG to our exacting product specifications using our manufacturing process and know-how. We qualify each batch of emitters at our device qualification facilities to ensure that they meet required specifications, and we store qualified product inventory for delivery to our customers. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2023, we completed successful Surveillance Audits on our ISO 9001:2015 Quality Management Systems, our ISO 14001:2015 Environmental Management Systems, and our ISO 45001:2018 Occupational Health and Safety Management Systems.

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

In February 2021, we entered into an amendment to the PPG agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited (PPG SCM), to UDC Ireland at our manufacturing site in Shannon, Ireland, which we began leasing at such time for the production of our OLED materials. We purchased the site in September 2023 and amended and restated the February 2021 amendment to the PPG agreement to reflect our ownership and PPG SCM’s updated operation and maintenance services after such purchase. When fully operational, the facility is expected to double our production capacity and allow for the diversification of our manufacturing base for phosphorescent emitters. The first phase of facility improvements has been completed and operations commenced in June 2022. As with our initial agreement with PPG, under our amended and restated 2021 amendment we compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2023. Most of these relationships are focused on combining our proprietary PHOLED emitters with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitter products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our emitter and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

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

Our Ewing facility houses multiple OLED deposition systems, including numerous display fabrication tools and OVJP systems. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. Our facility also includes state-of-the-art synthetic and analytical chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.

Application Centers

In addition to our laboratory facilities in Ewing, New Jersey, we have Application Centers in Hong Kong and Pangyo, South Korea. These centers, which include state-of-the-art OLED laboratories, better assist our Asia-based customers in their timely evaluation and adoption of our proprietary PHOLED materials, know-how and technologies in their respective PHOLED designs. We purchased the real estate housing our Application Center in Pangyo, South Korea in May 2023.

Our Contract Development and Manufacturing Organization: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis), a contract development and manufacturing organization (CDMO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware, and in another, leased, over 40,000 square foot facility in Wilmington, Delaware. As of December 31, 2023, Adesis employed a team of 138 research scientists, chemists, engineers and laboratory technicians.

Although we expect to continue to utilize the majority of its technology research capacity for the benefit of our OLED technology development, Adesis is expected to continue operating as a CDMO in the above-mentioned industries.

University-Sponsored Research

Original Academic Partners

We have long-standing relationships with Princeton University (Princeton) and USC for the conduct of research relating to our OLED and other organic thin-film technologies and materials for applications such as displays and lighting. This research, subject to an agreement entered into by the parties (as amended, the 1997 Amended License Agreement) had been performed at Princeton under the direction of Professor Forrest and at USC under the direction of Professor Thompson. In 2006, Professor Forrest transferred to Michigan, where we continue to fund his research.

Since 2006, in connection with Dr. Forrest’s transfer, we entered into a new sponsored research agreement with USC under which we are funding organic electronics research being conducted by Drs. Forrest and Thompson (the 2006 Research Agreement). Work by Professor Forrest is being funded through a subcontract between USC and Michigan.

The 2006 Research Agreement extends through April 2024 with an option to further extend for an additional one-year period. We make payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2023, we were obligated to pay USC up to $2.0 million for work to be performed during the remaining extended term.

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

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes more than 6,000 U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

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

As of December 31, 2023, we owned more than 6,000 unexpired issued patents and pending patent applications around the world in addition to the hundreds of patents and patent applications we exclusively license from our research partners, as discussed below.

Patents We License from Research Partners

We exclusively license patent rights from a number of university research partners. Generally, we sponsor scientific researchers at universities to undertake pre-defined research programs, and in exchange we receive license rights to patents that may be developed under the programs. As part of these programs, we may provide compensation in the form of support for research program-related activities, reimbursement for patent related costs, as well as providing for some forms of licensing and/or sublicensing fees for licensed technology that is commercialized by us or our customers. We have expanded our sponsored research programs over the past 10 years to include additional scientific researchers at a number of different institutions that we believe can provide breakthroughs in promising new fields of research that may benefit the OLED marketplace. As of December 31, 2023, the patent rights we exclusively license from all our university research partners included more than 626 issued patents and pending patent applications in jurisdictions around the world. Under our university patent license agreements, we are generally free to sublicense to third parties all or any portion of the licensed patent rights for the life of the licensed patents, though our rights are subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

As part of our university license agreements, we may be required to compensate the universities to the extent we, or our sublicensees, utilize the licensed technology in commercial products. Under the 1997 Amended License Agreement we are required to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed patents used by our sublicensees. We owed royalties under the 1997 Amended License Agreement of $575,000 for 2023.

Acquired Patents and Other Intellectual Property

From time to time we acquire patents and other intellectual property that we believe provide strategic business opportunities, such as the patent and technology portfolio we acquired from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) in 2011, and the following portfolios from Fujifilm Corporation, BASF, and Merck KGaA:

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

Patents We Acquired from Merck KGaA

In 2023, UDC Ireland entered into a Patent Sale and License Agreement with Merck KGaA. Under this agreement, Merck KGaA sold to UDC Ireland all of its rights, title and interest to over 550 of its owned and licensed OLED-related patents and patent applications in exchange for a cash payment of $66.0 million. The Patent Sale and License Agreement contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of $66.0 million as acquired technology, which is being amortized over a period of 10 years. The transactions contemplated by the Merck KGaA Agreement were consummated on April 28, 2023.

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

Display Panel Industry Competitors

Numerous domestic and foreign companies have developed or are developing and improving LCD, which includes quantum dot LCDs (which are sometimes referred to as QLEDs), and other early-stage display technologies, including microLED technologies, that are attempting to compete with our OLED display technologies. OLED display technologies compete with LCDs, QLEDs and other display technologies for many product applications on the basis of lower power consumption, better contrast ratios, faster video rates, form factor and lower manufacturing cost. However, other companies may succeed in continuing to improve these competing display technologies, or in developing new display technologies, that are superior to OLED display technologies in various respects. We cannot predict the timing or extent to which such improvements or developments may occur.

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

OLED Technologies and Materials Competitors

Eastman Kodak Company (Kodak) developed and patented the original fluorescent OLED technology in 1987. Cambridge Display Technology, Ltd. (CDT), which was acquired by Sumitomo Chemical Company in 2007, developed and patented polymer OLED technology in 1989. Display and lighting manufacturers, including customers of ours, are engaged in their own OLED research, development and commercialization activities, and have developed and may continue to develop proprietary OLED technologies and materials that are necessary or useful for commercial OLED devices. In addition, other material manufacturers, such as Sumitomo, Idemitsu Kosan Co., Ltd. (Idemitsu Kosan), Merck KGaA, Kyulux Inc., Summer Sprout Technology, UIV OLED, Aglaia Tech, Jilin OLED Photoelectric Materials Co., Ltd., and Nanjing Topto Semiconductor Materials Co., Ltd. are selling or sampling competing OLED materials to customers, including companies to which we sell our proprietary PHOLED materials.

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

The competitive landscape with respect to our host materials business is characterized by a larger number of established chemical material suppliers who have long-term relationships with many of our existing customers and licensees. We have elected to partner with certain of these companies to manufacture and deliver host solutions to our customers, as well as selling our host materials directly to device manufacturers. We believe our competitive advantage stems, in part, from our deep knowledge of our phosphorescent emitter materials, which are complementary with the host solutions. We believe that our understanding of phosphorescent emitter materials enables us to create host material solutions that are especially well suited for use with a certain class of emitter materials that are implemented commercially today. However, we note that many of our technology partners have their own host solutions and the competitive landscape includes many well-established companies such as Solus Advanced Materials Co., Ltd., Dow Chemical, Duksan Neolux Co., Ltd., Idemitsu Kosan, Merck KGaA, NSCC, Beijing Sineva Technology Co., Ltd., China Ray, Lumilan, Eternal Material Technology (EMT) and Samsung SDI Co. Ltd. These companies have significant resources, and some may aggressively pursue such business in the future.

Our existing business relationships with SDC and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the display and lighting industries. However, others, such as those working to develop thermally activated delayed fluorescence (TADF), may succeed in developing new OLED technologies, materials and alternative solutions that may supplement or be utilized in place of ours. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial displays and lighting products.

Our Venture Capital Business: UDC Ventures LLC

Our wholly-owned subsidiary, UDC Ventures LLC, is a corporate venture capital entity that funds companies we believe are developing innovative products and technologies that may be synergistic or complementary to our business and/or business strategies or which may otherwise provide favorable investment opportunities.

Human Capital

As of December 31, 2023, we had 456 active employees, none of whom are unionized. Of these employees, 321 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

Our goal is to be a diverse and inclusive company. Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. Women represent 40% of our executive management team, 21% of our leadership (Director level and above) and 22% of our total workforce, as well as 38% of our Board of Directors. We have employees from over 25 countries in our workforce, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. In 2023 our voluntary turnover rate was 9%, and we had overall employee growth rate of 2%. Additional data, including historical turnover and diversity information, as well as our corporate policies relating to our employee engagement and human capital, are updated on our website www.oled.com, and included in our annual Corporate Responsibility Report.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 22, 2024:

Name	Age	Position
Steven V. Abramson	72	President, Chief Executive Officer and Director
Julia J. Brown	62	Executive Vice President and Chief Technical Officer
Janice K. Mahon	66	Senior Vice President of Technology Commercialization and General Manager, Commercial Sales Business
Brian Millard	41	Vice President, Chief Financial Officer and Treasurer
Mauro Premutico	58	Senior Vice President, Planning, Chief Legal Officer and Secretary

Our Board of Directors has appointed these executive officers to hold office until their successors are duly appointed.

Steven V. Abramson is our President and Chief Executive Officer, and has been a member of our Board of Directors since May 1996. Mr. Abramson served as our President and Chief Operating Officer from May 1996 through December 2007. From March 1992 to May 1996, Mr. Abramson was Vice President, General Counsel, Secretary and Treasurer of Roy F. Weston, Inc., a worldwide environmental consulting and engineering firm. From December 1982 to December 1991, Mr. Abramson held various positions at InterDigital, Inc., including General Counsel, Executive Vice President and General Manager of the Technology Licensing Division.

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

Janice K. Mahon became our Senior Vice President, Technology Commercialization and General Manager, Commercial Sales Business in April 2021, and previously served as our Vice President of Technology Commercialization since January 1997, and General Manager of our PHOLED Material Sales Business since January 2007. From 1992 to 1996, Ms. Mahon was Vice President of SAGE Electrochromics, Inc., a thin-film electrochromic technology company, where she oversaw a variety of business development, marketing, finance and administrative activities. From 1984 to 1989, Ms. Mahon was a Vice President and General Manager for Chronar Corporation, a leading developer and manufacturer of amorphous silicon photovoltaic (PV) panels. Prior to that, Ms. Mahon worked as Senior Engineer for the Industrial Chemicals Division of FMC Corporation. Ms. Mahon received her B.S. in Chemical Engineering from Rensselaer Polytechnic Institute in 1979, and an M.B.A. from Harvard University in 1984. Ms. Mahon was a member of the Technical Council of the FlexTech Alliance from 1997 through 2010, and a member of its Governing Board from 2008 through 2010. Ms. Mahon was a member of the Board of Directors and Marketing Committee Chairperson of the OLED Association from 2009-2014.

Brian Millard is our Vice President, Chief Financial Officer and Treasurer. Mr. Millard joined us in September 2022 with more than 15 years of financial, operational and strategic experience across several industries. Prior to joining us, Mr. Millard served as Senior Vice President, Finance and Corporate Controller at Emergent BioSolutions from January 2020 to September 2022 and as Vice President, Corporate Controller from October 2017 to January 2020. Previously, Mr. Millard served as Vice President, Corporate Controller at Hertz Global Holdings, Inc., from August 2015 to October 2017 and Assistant Corporate Controller from March 2014 to August 2015. Mr. Millard also served in financial reporting leadership roles at Hilton Worldwide Holdings, Inc. Mr. Millard began his career at Deloitte & Touche LLP. He received his M.S. and B.B.A. degrees in accounting from James Madison University and is a licensed certified public accountant.

Mauro Premutico has served as our Secretary since September 2022, and our Senior Vice President, Planning, and Chief Legal Officer since April 2021. He previously served as our Vice President of Legal and General Manager of Patents and Licensing since April 2012. Prior to joining us, Mr. Premutico was the Managing Vice President and Chief Patent Counsel for The Walt Disney Company from 2009 to 2012, and Vice President of Intellectual Property and Associate General Counsel for Lenovo Group Ltd. from 2005 to 2009. Mr. Premutico received a J.D. from Boston University School of Law, an M.B.A. from Yale University, and a B.S.E.E. from Worcester Polytechnic Institute.

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2023, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as a result of the expiration of these patents.

We have more than 6,000 issued and pending patents relating to our OLED technologies. There is no assurance that these patents and applications will not be challenged prior to their respective expirations in any of the jurisdictions in which they are utilized, or that if challenged, we will be able to secure sufficient breadth of protection, and monetary and injunctive relief for the violation of our rights to make up for the business harm resulting from such activities. Moreover, there can be no assurance that competitors will not develop or produce competing PHOLED material designs that may be outside of our existing patents. There may also be fundamental new advancements in the field of OLED technology that could enable the commercial use of older and unpatented PHOLED materials or the adoption of new OLED materials that do not require the utilization of our proprietary PHOLED materials to achieve superior performance characteristics.

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

Epidemics, pandemics, disease outbreaks and other public health crises could have a material adverse effect on our operations and business.

As we experienced in the past during the COVID-19 epidemic and pandemic, such events could negatively impact the global economy, disrupt consumer spending and global supply chains, and create significant volatility and disruption of financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. The extent of such impact would depend on factors such as the duration and severity of the event, which would likely be difficult to predict.

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

Many of our competitors have greater resources and are based in the same Asia-Pacific countries where our significant customers are located, which may make it difficult for us to compete successfully against them.

The display and solid-state lighting industries are characterized by increasingly intense competition. Many of our competitors have better name recognition and greater financial, technical, marketing, personnel and research capabilities than we do. Also, many of them are based in the same Asia-Pacific countries where our customers’ operations are located, and as such they may receive preference from such countries and/or not be subject to the same laws, regulations and requirements as we are. Because of these differences, we may never be able to compete successfully in these markets or maintain any competitive advantages we are able to achieve over time.

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

Additionally, PPG manufactures our materials at facilities based in the United States and Ireland, which materials we then predominantly export to our customers that have manufacturing locations in countries in the Asia-Pacific region. As a result, such materials may be subject to tariffs, export restrictions or other barriers from or to these countries and/or customers.

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

Many of our customers and prospective customers have a majority of their operations in countries other than the United States, particularly in the Asia-Pacific region, and revenue outside the United States represents a majority of our total net revenue. We also have offices in various countries located outside of the United States. Risks associated with our doing business outside of the United States include, without limitation:

•
compliance with a wide variety of U.S. and foreign laws and regulations, including foreign anti-corruption and export laws, and certain registration and licensing requirements for the OLED materials we sell;
•
legal uncertainties on doing business in certain countries or with certain parties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;
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
•
potentially adverse tax and tariff consequences; and
•
trade conflicts between and among various geopolitical factions that could result in trade restrictions being placed on our business and sale of OLED materials.

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

Risks Related to Legal, Regulatory and Tax Matters

We may be subject to environmental and export laws and regulations, including without limitation those associated with the effects of climate change, that impose additional compliance costs and that could negatively impact our business.

Changes in environmental and export laws or regulations of our products could result in higher operating and compliance expenses and limit the markets in which we can manufacture and to which markets and customers we can export and sell our products. Changes in environmental and export laws or regulations, including laws relating to manufacturing operations and export restrictions, also could lead to new or additional investment in product designs and an increase in raw materials costs, and could increase our environmental and export compliance expenditures. Some of these laws and regulations may be changed or augmented as governments and regulatory bodies seek to address the effects of climate change and export compliance. If environmental and/or export laws or regulations are either changed or adopted and impose additional operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations and financial condition.

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

The Organization for Economic Development’s Base Erosion Profit Shifting Pillar 2.0 (BEPS Pillar 2.0) initiative provides a minimum global tax rate of 15% for multinational organizations with a global turnover of €750 million or more. The Company is not expected to reach this threshold in the coming year. Rules and regulations surrounding the BEPS Pillar 2.0 initiative are continually evolving. At the current time, the impact and timing of BEPS Pillar II cannot be estimated.

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

As of February 22, 2024, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our late founder and former Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Recognizing the importance of assessing, identifying, and managing material risks from cybersecurity threats, we maintain a cybersecurity program that is led by our management team and overseen by the Audit Committee of our Board of Directors. Material risks from cybersecurity threats to our company may include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

To identify and manage the risks from cybersecurity threats, our cybersecurity program includes various preventative, detection and responsive measures, including without limitation the following: use of monitoring and detection software applications, ongoing employee education and certification about cybersecurity threats, routine security access reviews, and the implementation of physical security measures. As standard practice, we require third-party service providers that may electronically interact with or handle our sensitive information to maintain an effective security management program and to notify us in the event of any known or suspected cyber incident.

Members of our management team, most notably our Chief Financial Officer, who has responsibility for managing our Information Technology and Security functions, are responsible for leading our cybersecurity program. Our management team meets regularly with our information technology leadership personnel, including our Head of Information Technology, who reports to our Chief Financial Officer, to receive updates and data on cybersecurity management activities, including assessments on emerging technologies and evaluations of recommended practices related to cybersecurity measures. Our Head of Information Technology, who has managed information technology services and security for over 25 years, and our Chief Financial Officer maintain their expertise through participating in events such as continuing education and training, and information-sharing collaborations. We also retain a third-party Information Security consulting firm to advise on and assess our cybersecurity processes on an ongoing basis.

The Audit Committee of our Board of Directors has oversight responsibility for our cybersecurity program. Our Chief Financial Officer and Head of Information Technology provide periodic updates regarding our cybersecurity risk management strategy and related activities to the Audit Committee, and provide other information as needed or requested to facilitate the committee’s oversight of our cybersecurity risk. The chair of our Audit Committee, who previously founded and for 19 years led an information technology consulting company that specialized in providing software and systems integration, business process and technical consulting to multinational companies, holds a certification in Systemic Cyber Risk Governance for Corporate Directors. Other members of our full Board of Directors, which also receives periodic briefings on cybersecurity matters, also have received professional education and training related to cybersecurity.

Despite our efforts to manage the risk from cybersecurity threats, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a further discussion of our cybersecurity risks.

ITEM 2. PROPERTIES

As of December 31, 2023, we operated facilities at the following locations:

Location	Description of Use	Country
375 Phillips Blvd. Ewing, New Jersey	Corporate Offices and Research & Development Laboratories	United States
250 Phillips Blvd. Ewing, New Jersey (1)	Corporate Offices and Manufacturing Logistics	United States
300 Phillips Blvd. Ewing, New Jersey (1)	Corporate and Collaboration Offices	United States
27 McCullough Drive New Castle, Delaware	Adesis Offices and Manufacturing Laboratories	United States
Shannon Industrial Estate, Shannon, County Clare (2)	Manufacturing Facility	Ireland
Block A, 7F. Korea Bio Park 700 Daewangpangyo-ro, Bundang-gu Seongnam-si, Gyeonggi-do, 13488, South Korea (3)	Application Center	South Korea
(1)
Approximately 88,000 square feet for the expansion of research and development activities, collaboration, manufacturing logistics and other corporate functions.
(2)
Leased beginning in 2021 for production by PPG of our PHOLED materials and purchased in September 2023.
(3)
Leased beginning in 2017 and purchased in May 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the NASDAQ Global Select Market website under the symbol “OLED.” As of February 16, 2024, there were approximately 261 holders of record of our common stock.

During 2021, 2022 and 2023, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2018 to December 31, 2023, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the S&P 500 Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2018 in each of our common stock, the Russell 2000 Index and the S&P 500 Electronics Components Index. For the year-ended December 31, 2023, the NASDAQ Electronics Components Index was no longer publicly accessible to shareholders and was replaced with the S&P 500 Electronics Components Index, which management considers a closely-related index.

	Cumulative Total Return
	12/18	12/19	12/20	12/21	12/22	12/23
Universal Display Corp.	$100.00	$220.73	$247.08	$178.17	$117.83	$210.46
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P 500 Electronic Components	100.00	117.20	145.76	179.27	158.18	190.05

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, and herein by reference.

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

In 2023, we entered into new long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, we have granted BOE non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. We also supply phosphorescent OLED materials to BOE for use in its licensed products.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2023, Adesis employed a team of 138 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of December 31, 2023, OVJP Corp employed a team of 28 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with our customers. The remaining revenue recognized is in the form of contract research services revenue earned by our subsidiary, Adesis, Inc., and our occasional material sales to smaller customers. None of the revenue recognized during the years ended December 31, 2023, 2022 or 2021 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

During the year ended December 31, 2023, based on our previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits and unrealized loss on investments. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for the years ended December 31, 2022 and 2021, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 23, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	(Decrease) Increase
REVENUE:
Material sales	$322,029	$331,081	$(9,052)
Royalty and license fees	238,389	267,115	(28,726)
Contract research services	16,011	18,423	(2,412)
Total revenue	576,429	616,619	(40,190)
COST OF SALES	135,376	127,896	7,480
Gross margin	441,053	488,723	(47,670)
OPERATING EXPENSES:
Research and development	130,481	117,062	13,419
Selling, general and administrative	67,387	77,886	(10,499)
Amortization of acquired technology and other intangible assets	15,993	17,459	(1,466)
Patent costs	9,356	8,329	1,027
Royalty and license expense	647	877	(230)
Total operating expenses	223,864	221,613	2,251
OPERATING INCOME	217,189	267,110	(49,921)
Interest income, net	28,166	7,811	20,355
Other loss, net	(184)	(6,691)	6,507
Interest and other loss, net	27,982	1,120	26,862
INCOME BEFORE INCOME TAXES	245,171	268,230	(23,059)
INCOME TAX EXPENSE	(42,160)	(58,169)	16,009
NET INCOME	$203,011	$210,061	$(7,050)

Revenue

Our total material sales were $322.0 million for the year ended December 31, 2023, as compared to $331.1 million for the year ended December 31, 2022, a decrease of 3% with a decrease in unit material volume of less than 1%. The decline in material sales was primarily due to reduced demand for our emitter material during 2023, partially offset by the introduction of blue emitter and host sales. This weakness resulted from the continuation of unfavorable macroeconomic conditions that have negatively impacted the OLED display market segment.

•
Green emitter sales for the year ended December 31, 2023, which include our yellow-green emitters, were $243.2 million as compared to $251.6 million for the year ended December 31, 2022, with unit material volumes decreasing by 2%.
•
Red emitter sales for the year ended December 31, 2023, were $73.2 million as compared to $79.0 million for the year ended December 31, 2022, with unit material volumes increasing by less than 1%.

Revenue from royalty and license fees was $238.4 million for the year ended December 31, 2023 as compared to $267.1 million for the year ended December 31, 2022, a decrease of 11%. The decrease in royalty and license fees was primarily the result of higher estimated future demand for several of our customers over the remaining lives of their contracts, as well as the impact of the cumulative catch-up adjustments noted below.

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was an increase of $10.6 million for the year ended December 31, 2023 as compared to an increase of $30.3 million for the year ended December 31, 2022, resulting in a net reduction in revenue between periods of $19.7 million, the majority of which was recorded to royalty and license fees. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated OLED materials demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $16.0 million for the year ended December 31, 2023 as compared to $18.4 million for the year ended December 31, 2022, a decrease of 13%. The decrease in contract research services revenue was primarily due to reduced demand from several CDMO customers of our subsidiary, Adesis, during the year ended December 31, 2023. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of Sales

Cost of sales for the year ended December 31, 2023 increased by $7.5 million as compared to the year ended December 31, 2022, primarily due to a $5.1 million increase in expenses related to the Shannon manufacturing facility due to pre-production costs being classified as SG&A in the prior year, a $4.9 million increase in inventory reserves, and changes in product mix. As a result of the decrease in revenue from royalty and licenses fees and material sales, gross margin for the year ended December 31, 2023 decreased by $47.7 million as compared to the year ended December 31, 2022, with gross margin as a percentage of revenue decreasing to 77% from 79%.

Research and development

Research and development expenses increased to $130.5 million for the year ended December 31, 2023, as compared to $117.1 million for the year ended December 31, 2022. The increase in research and development expenses was primarily due to higher operating costs, including increased contract research costs, employee-related expenses and those costs associated with PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses decreased to $67.4 million for the year ended December 31, 2023, as compared to $77.9 million for the year ended December 31, 2022. The decrease in selling, general and administrative expenses was primarily due to lower stock-based compensation expenses and a decrease in pre-production costs associated with the Shannon facility. The Shannon facility became operational during June 2022 and the costs associated with this facility have since been included in cost of sales.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $16.0 million for the year ended December 31, 2023, as compared to $17.5 million for the year ended December 31, 2022. The decrease was due to the Fujifilm patents becoming fully amortized during July 2022, partially offset by the commencement of amortization expense associated with the Merck KGaA patent acquisition that was completed in April 2023. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $9.4 million for the year ended December 31, 2023, as compared to $8.3 million for the year ended December 31, 2022. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $647,000 for the year ended December 31, 2023, as compared to $877,000 for the year ended December 31, 2022.

Interest and other loss, net

Interest income, net was $28.2 million for the year ended December 31, 2023, as compared to $7.8 million for the year ended December 31, 2022. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the year ended December 31, 2023 compared to the prior year as well as higher available-for-sale investment balances. Other loss, net primarily consisted of impairment of minority investments, net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $184,000 for the year ended December 31, 2023 as compared to $6.7 million for the year ended December 31, 2022.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was an expense of 17.2% and 21.7% for the years ended December 31, 2023 and 2022, respectively, and we recorded income tax expense of $42.2 million and $58.2 million, respectively, for those periods. The effective income tax rate decreased due to a change in U.S. tax regulations associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of December 31, 2023, we had cash and cash equivalents of $92.0 million, short-term investments of $422.1 million, and long-term U.S. Government bond investments of $285.5 million for a total of $799.6 million. This compares to cash and cash equivalents of $93.4 million, short-term investments of $484.3 million, and long-term corporate bond and U.S. Government bond investments of $247.9 million for a total of $825.6 million as of December 31, 2022.

Cash provided by operating activities for the year ended December 31, 2023 was $154.8 million resulting from $203.0 million of net income and an increase of $55.3 million due to non-cash items including depreciation, stock-based compensation, and amortization of intangibles, partially offset by a $103.5 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in accounts receivable of $47.2 million, an increase in other assets of $37.1 million, a decrease in other liabilities of $26.5 million and a decrease in deferred revenue of $4.2 million, partially offset by a decrease in inventory of $7.4 million and an increase in accounts payable and accrued expenses of $4.1 million.

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

Cash used in investing activities was $83.3 million for the year ended December 31, 2023, as compared to $280.7 million for the year ended December 31, 2022. The decrease was due to the timing of maturities and purchases of investments resulting in net sales and maturities of $43.1 million for the year ended December 31, 2023, as compared to net purchases $233.5 million for the year ended December 31, 2022, partially offset by an increase in purchases of intangibles and property, plant and equipment of $79.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in property, plant and equipment and intangibles during the year ended December 31, 2023 was primarily due to the Merck KGaA patent acquisition and the purchases of the Shannon facility and the South Korea application center.

Cash used in financing activities was $72.9 million for the year ended December 31, 2023, as compared to $64.6 million for the year ended December 31, 2022. The increase was due to an increase in the cash payment of dividends in the current year of $9.7 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.0 million and an increase in the proceeds from issuance of common stock of $442,000.

Working capital was $798.3 million as of December 31, 2023, as compared to $763.8 million as of December 31, 2022. The increase was primarily due to increases in accounts receivable and other current assets and a decrease in other current liabilities, partially offset by a decrease in short-term investments.

Several significant contractual obligations are anticipated to be incurred in future periods and include payments for retirement benefit plan obligations, lease obligations and PPG inventory commitments. Payments towards the retirement plan obligations commenced during fiscal year 2023 and are expected to total $75.6 million over the remaining life of the plan. Existing lease obligations are $4.3 million for fiscal years 2024 and 2025, $4.4 million for fiscal year 2026 and $16.4 million thereafter. Existing PPG inventory commitments are $29.8 million and will fluctuate based on PPG production needs to fulfill to our demand for commercial emitter material.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 2 in the Notes to the Consolidated Financial Statements included herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 20, 2024, we amended and restated the February 2021 amendment to our agreement with PPG, to be effective in September 2023 to coincide with our purchase and ownership of the Shannon manufacturing facility, to reflect such purchase and PPG’s updated operation and maintenance services after such purchase. The term of our PPG agreement and the compensation arrangement for PPG’s services at the Shannon facility remain the same as set forth in the February 2021 amendment.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which is to be filed with the U.S. Securities and Exchange Commission no later than April 29, 2024 (the first business day after the 120th day following the end of our fiscal year) (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated Bylaws of the registrant (2)
4	Description of Securities (3)
10.1#	Amended and Restated Change in Control Agreement between the registrant and Steven V. Abramson, dated as of November 4, 2008 (4)
10.2#	Amended and Restated Change in Control Agreement between the registrant and Julia J. Brown, dated as of November 4, 2008 (4)
10.3#	Amended and Restated Change in Control Agreement between the registrant and Janice K. Mahon, dated as of November 4, 2008 (4)
10.4#	Amended and Restated Change in Control Agreement between the registrant and Mauro Premutico, dated April 16, 2012 (5)
10.5#	Supplemental Executive Retirement Plan, dated as of April 1, 2010 (6)
10.6	1997 Amended License Agreement among the registrant, The Trustees of Princeton University and the University of Southern California, dated as of October 9, 1997 (7)
10.7	Amendment #1 to the Amended License Agreement among the registrant, the Trustees of Princeton University and the University of Southern California, dated as of August 7, 2003 (8)
10.8

Amendment #2 to the Amended License Agreement among the registrant, the Trustees of Princeton University, the University of Southern California and the Regents of the University of Michigan, dated as of January 1, 2006 (9)

10.9	Amended and Restated OLED Materials Supply and Service Agreement between the registrant and PPG Industries, Inc., dated as of October 1, 2011 (10)
10.10+*

Amended and Restated Amendment, dated February 20, 2024, to Amended and Restated OLED Materials Supply and Service Agreement, dated as of October 1, 2011, between the Registrant and PPG Industries, Inc.

10.11#	Universal Display Corporation Annual Incentive Plan (11)
10.12#*	Form Agreement - Restricted Stock Unit Grant Letter

10.13#*	Form Agreement - Performance Stock Unit Grant Letter
10.14#	Universal Display Corporation 2014 Equity Compensation Plan (12)
10.15#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (13)
10.16+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (14)
10.17#	Amended and Restated Change in Control Agreement between the registrant and Brian Millard, dated as of September 6, 2022 (11)
10.18#	Amendment to Amended and Restated Change in Control Agreement, dated May 31, 2023, between the registrant and Brian Millard (15)
10.19#	Restricted Stock Grant Unit Agreement between the registrant and Brian Millard, dated as of September 6, 2022 (11)
10.20+	OLED Patent License Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022 (11)
10.21+	Supplemental OLED Material Purchase Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022 (11)
10.22#	Universal Display Corporation 2023 Equity Compensation Plan (16)
10.23#	UDC, Inc. Deferred Compensation Plan (17)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Brian Millard, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

97#*	Universal Display Corporation Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (Calculation; Definition; Label; Presentation)
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Item 101.INS)

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
(11)
Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
(12)
Filed as Exhibit A to the Company's Definitive Proxy Statement for the 2014 Annual Meeting filed with the SEC on April 25, 2014.
(13)
Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on March 9, 2015.
(14)
Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.
(15)
Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on June 1, 2023.
(16)
Filed as Annex A to the Company's Definitive Proxy Statement for the 2023 Annual Meeting filed with the SEC on April 20, 2023.
(17)
Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on November 2, 2023.

Note: Any of the exhibits listed in the foregoing index not included with this report may be obtained, without charge, by writing to Mauro Premutico, Secretary, Universal Display Corporation, 250 Phillips Boulevard, Ewing, New Jersey 08618.

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

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2024
Steven V. Abramson

/s/ Brian Millard	Vice President, Chief Financial Officer and Treasurer	February 22, 2024
Brian Millard	(principal financial and accounting officer)

/s/ Sidney D. Rosenblatt	Chair of the Board of Directors	February 22, 2024
Sidney D. Rosenblatt

/s/ Elizabeth H. Gemmill	Lead Independent Director	February 22, 2024
Elizabeth H. Gemmill

/s/ Cynthia J. Comparin	Director	February 22, 2024
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 22, 2024
Richard C. Elias

/s/ C. Keith Hartley	Director	February 22, 2024
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 22, 2024
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 22, 2024
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Brian Millard Vice President, Chief Financial Officer and Treasurer

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated per unit fee for long-term OLED contracts

As discussed in Notes 2 and 21 to the consolidated financial statements, the Company recognizes revenue for organic light emitting diode (OLED) sales to customers with long-term contracts (i.e., over 1 year in length) using certain estimates. Revenue is determined by estimating total contract consideration expected to be received over the term of the contract and recognized based on material units sold during the period at their estimated per unit fee. The estimated per unit fee includes fixed amounts designated in contracts with customers as license fees and royalty fees, as well as estimates of material units to be sold . The Company uses internal and external data to estimate material units to be sold over the contract terms.

We identified the assessment of the estimated per unit fee for long-term OLED contracts as a critical audit matter. The estimated per unit fee was dependent upon the estimates of total material units to be sold. Significant auditor judgment was required in evaluating the forecasted material unit sales, as changes in the estimates could significantly affect the estimated per unit fee.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s revenue recognition process, including the Company’s review and approval of forecasted quantities of material unit sales of OLED products. We assessed the Company’s forecasting policies and procedures and the inputs used in the estimation process. This assessment included considering the availability of other relevant sources of data used for developing the estimate and evaluating any potential management bias. Additionally, we inspected the forecast calculations for a selection of OLED contracts and compared the per-material unit prices used against the respective contract terms. We compared the OLED material unit sales forecast to internal operating and production budgets, and we compared the forecasted OLED material unit sales to the results of inquiries of Company personnel, third party market data, and analyst reports. We assessed the Company’s ability to accurately forecast OLED material unit sales by comparing recent historical forecasts to actual results and evaluating the Company’s conclusions regarding the reasons for changes in the current year’s estimates as compared to prior estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

February 22, 2024

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,985	$93,430
Short-term investments	422,137	484,345
Accounts receivable	139,850	92,664
Inventory	175,795	183,220
Other current assets	87,365	45,791
Total current assets	917,132	899,450
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $143,908 and $117,118	175,150	143,445
ACQUIRED TECHNOLOGY, net of accumulated amortization of $186,850 and $189,671	90,325	38,382
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $10,414 and $8,989	6,874	8,247
GOODWILL	15,535	15,535
INVESTMENTS	299,548	259,861
DEFERRED INCOME TAXES	59,108	58,161
OTHER ASSETS	105,289	109,739
TOTAL ASSETS	$1,668,961	$1,532,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,933	$9,519
Accrued expenses	52,080	51,002
Deferred revenue	47,713	45,599
Other current liabilities	8,096	29,577
Total current liabilities	118,822	135,697
DEFERRED REVENUE	12,006	18,279
RETIREMENT PLAN BENEFIT LIABILITY	52,249	59,790
OTHER LIABILITIES	38,658	43,685
Total liabilities	221,735	257,451
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,731,026 and 49,136,030 shares issued, and 47,365,378 and 47,770,382 shares outstanding at December 31, 2023 and December 31, 2022, respectively	487	491
Additional paid-in capital	699,554	681,335
Retained earnings	789,553	653,277
Accumulated other comprehensive loss	(1,086)	(18,452)
Treasury stock, at cost (1,365,648 shares at December 31, 2023 and December 31, 2022)	(41,284)	(41,284)
Total shareholders’ equity	1,447,226	1,275,369
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,668,961	$1,532,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUE:
Material sales	$322,029	$331,081	$318,623
Royalty and license fees	238,389	267,115	219,032
Contract research services	16,011	18,423	15,870
Total revenue	576,429	616,619	553,525
COST OF SALES	135,376	127,896	114,991
Gross margin	441,053	488,723	438,534
OPERATING EXPENSES:
Research and development	130,481	117,062	99,673
Selling, general and administrative	67,387	77,886	80,372
Amortization of acquired technology and other intangible assets	15,993	17,459	21,994
Patent costs	9,356	8,329	8,160
Royalty and license expense	647	877	691
Total operating expenses	223,864	221,613	210,890
OPERATING INCOME	217,189	267,110	227,644
Interest income, net	28,166	7,811	505
Other (loss) income, net	(184)	(6,691)	98
Interest and other income, net	27,982	1,120	603
INCOME BEFORE INCOME TAXES	245,171	268,230	228,247
INCOME TAX EXPENSE	(42,160)	(58,169)	(44,034)
NET INCOME	$203,011	$210,061	$184,213
NET INCOME PER COMMON SHARE:
BASIC	$4.25	$4.41	$3.87
DILUTED	$4.24	$4.40	$3.87
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,559,669	47,390,352	47,296,447
DILUTED	47,622,763	47,468,507	47,365,435
CASH DIVIDEND DECLARED PER COMMON SHARE	$1.40	$1.20	$0.80

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME	$203,011	$210,061	$184,213
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of ($351), none and $65, respectively	8,745	(7,745)	(233)
Employee benefit plan:
Actuarial gain on retirement plan, net of tax of ($2,168), ($1,667) and ($1,336), respectively	7,207	5,971	13,620
Plan amendment cost, net of tax of none, none and $79, respectively	—	—	(283)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($299), ($569) and ($1,316), respectively	996	2,037	4,719
Net change in employee benefit plan	8,203	8,008	18,056
Change in cumulative foreign currency translation adjustment	418	(480)	(39)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	17,366	(217)	17,784
COMPREHENSIVE INCOME	$220,377	$209,844	$201,997

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2020	200,000	$2	49,013,476	$490	$635,595	$353,930	$(36,019)	1,365,648	$(41,284)	$912,714
Net income	—	—	—	—	—	184,213	—	—	—	184,213
Other comprehensive income	—	—	—	—	—	—	17,784	—	—	17,784
Cash dividend	—	—	—	—	—	(37,931)	—	—	—	(37,931)
Issuance of common stock to employees	—	—	63,969	1	34,471	—	—	—	—	34,472
Shares withheld for employee taxes	—	—	(29,179)	—	(14,949)	—	—	—	—	(14,949)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	8,502	—	1,704	—	—	—	—	1,704
Issuance of common stock to employees under an ESPP	—	—	9,156	—	1,907	—	—	—	—	1,907
BALANCE, DECEMBER 31, 2021	200,000	2	49,065,924	491	658,728	500,212	(18,235)	1,365,648	(41,284)	1,099,914
Net income	—	—	—	—	—	210,061	—	—	—	210,061
Other comprehensive loss	—	—	—	—	—	—	(217)	—	—	(217)
Cash dividend	—	—	—	—	—	(56,996)	—	—	—	(56,996)
Issuance of common stock to employees	—	—	72,769	—	27,907	—	—	—	—	27,907
Shares withheld for employee taxes	—	—	(31,938)	—	(9,209)	—	—	—	—	(9,209)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	12,218	—	1,866	—	—	—	—	1,866
Issuance of common stock to employees under an ESPP	—	—	17,057	—	2,043	—	—	—	—	2,043
BALANCE, DECEMBER 31, 2022	200,000	2	49,136,030	491	681,335	653,277	(18,452)	1,365,648	(41,284)	1,275,369
Net income	—	—	—	—	—	203,011	—	—	—	203,011
Other comprehensive income	—	—	—	—	—	—	17,366	—	—	17,366
Cash dividend	—	—	—	—	—	(66,735)	—	—	—	(66,735)
Issuance of common stock to employees	—	—	145,428	1	21,792	—	—	—	—	21,793
Shares withheld for employee taxes	—	—	(58,512)	—	(8,206)	—	—	—	—	(8,206)
Cancellation of restricted stock awards	—	—	(526,241)	(5)	5	—	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	16,808	—	2,074	—	—	—	—	2,074
Issuance of common stock to employees under an ESPP	—	—	17,513	—	2,554	—	—	—	—	2,554
BALANCE, DECEMBER 31, 2023	200,000	$2	48,731,026	$487	$699,554	$789,553	$(1,086)	1,365,648	$(41,284)	$1,447,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$203,011	$210,061	$184,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,409	24,815	19,968
Amortization of intangibles	15,993	17,459	21,994
Amortization of premium and discount on investments, net	(11,603)	(6,461)	(373)
Impairment of minority investments	—	6,962	—
Stock-based compensation to employees	22,335	28,380	34,871
Stock-based compensation to Board of Directors and Scientific Advisory Board	1,774	1,566	1,404
Deferred income tax (benefit) expense	(3,766)	(26,946)	1,748
Retirement plan expense, net of benefit payments	3,129	5,276	8,875
Decrease (increase) in assets:
Accounts receivable	(47,186)	14,975	(25,378)
Inventory	7,425	(49,060)	(42,569)
Other current assets	(41,574)	(24,843)	(202)
Other assets	4,450	25,971	(32,369)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,047	3,338	1,902
Other current liabilities	(21,481)	20,917	2,105
Deferred revenue	(4,159)	(93,203)	(5,220)
Other liabilities	(5,027)	(32,392)	20,136
Net cash provided by operating activities	154,777	126,815	191,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(59,792)	(42,497)	(43,161)
Purchase of intangibles	(66,563)	(4,709)	(394)
Purchases of investments	(531,103)	(701,993)	(642,180)
Proceeds from sale and maturity of investments	574,165	468,456	227,984
Net cash used in investing activities	(83,293)	(280,743)	(457,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,012	1,570	1,507
Payment of withholding taxes related to stock-based compensation to employees	(8,206)	(9,209)	(14,949)
Cash dividends paid	(66,735)	(56,996)	(37,931)
Net cash used in financing activities	(72,929)	(64,635)	(51,373)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,445)	(218,563)	(318,019)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	93,430	311,993	630,012
CASH AND CASH EQUIVALENTS, END OF YEAR	$91,985	$93,430	$311,993
The following non-cash activities occurred:
Unrealized loss on available-for-sale securities	$(8,938)	$(8,100)	$(295)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	678	3,069	(3,526)
Cash paid for income taxes, net of refunds	96,176	72,347	52,650

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities (excluding minority equity investments) are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant collection risk. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. As of December 31, 2023 and 2022, the allowance for credit losses was $166,000 and $279,000, respectively.

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

Major renewals and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any gain or loss is reflected in other operating expenses.

Certain costs of computer software obtained for internal use are capitalized and amortized on a straight-line basis over three years. Costs for maintenance and training, as well as the cost of software that does not add functionality to an existing system, are expensed as incurred.

Impairment of Long-Lived Assets

Company management continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2023, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2022 or 2021.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. If after assessing the totality of events or circumstances as those described in the qualitative assessment, it is determined that it is more likely than not the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test will be performed. Under the quantitative test, the fair value of the reporting unit is compared to its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit would be considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed its annual impairment assessment as of December 31, 2023 utilizing a qualitative assessment and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2023, no indications of impairment existed.

Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Fair Value of Financial Instruments

The carrying values of accounts receivable, other current assets, accounts payable and other current liabilities approximate fair value in the accompanying Consolidated Financial Statements due to the short-term nature of those instruments. The Company’s other financial instruments, which include cash equivalents and investments (excluding minority equity investments) are carried at fair value.

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

Minority Equity Investments

The Company accounts for minority equity investments in companies that are not accounted for under the equity method as equity securities without readily determinable fair values. The value of these securities is based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in the same issuer. Under this method, the share of income or loss of such companies is not included in the Consolidated Statements of Income. The carrying value of these investments is included in investments on the Consolidated Balance Sheets.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2023, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the years ended December 31, 2023, 2022 or 2021 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

In 2023, the Company entered into new long-term, multi-year agreements with BOE Technology Group Co., Ltd. (BOE). Under these agreements, the Company has granted BOE non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. The Company supplies phosphorescent OLED materials to BOE for use in its licensed products.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC 606. The adoption of ASU 2021-08, beginning on January 1, 2023, did not have a impact on the Consolidated Financial Statements and related disclosures.

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 450-50): Disclosure of Supplier Finance Program Obligations, which require disclosures about a buyer's supplier finance program. The adoption of ASU 2022-04, beginning on January 1, 2023, did not have a impact on the Consolidated Financial Statements and related disclosures.

Accounting Standards Issued But Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. ASU 2022-03 becomes effective January 1, 2024, and will not have a significant impact on the Consolidated Financial Statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 becomes effective January 1, 2024, and the Company is evaluating the potential impact of this standard on the Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard enhances to the annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity's worldwide operations. ASU 2023-09 becomes effective January 1, 2025, and the Company is evaluating the potential impact of this standard on its income tax disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
December 31, 2023
Cash accounts in banking institutions	$91,717	$—	$—	$91,717
Money market accounts	268	—	—	268
	$91,985	$—	$—	$91,985
December 31, 2022
Cash accounts in banking institutions	$86,268	$—	$—	$86,268
Money market accounts	7,162	—	—	7,162
	$93,430	$—	$—	$93,430

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2023
Corporate bonds	$1,763	$1	$(5)	$1,759
U.S. Government bonds	420,769	303	(694)	420,378
	$422,532	$304	$(699)	$422,137
December 31, 2022
Corporate bonds	$150,698	$—	$(910)	$149,788
U.S. Government bonds	339,472	32	(4,947)	334,557
	$490,170	$32	$(5,857)	$484,345

Long-term Corporate Bond and U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
December 31, 2023
U.S. Government bonds	$284,053	$1,457	$(8)	$285,502
	$284,053	$1,457	$(8)	$285,502
December 31, 2022
Corporate bonds	$2,479	$—	$(28)	$2,451
U.S. Government bonds	247,464	52	(2,152)	$245,364
	$249,943	$52	$(2,180)	$247,815

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of December 31, 2023, the Company had minority equity investments in five entities with a total carrying value of $14.0 million accounted for as equity securities without readily determinable fair values as compared to four minority equity investments with a total carrying value of $12.0 million as of December 31, 2022.

During the year ended December 31, 2022, the Company recognized an impairment in the value of two of its minority equity investments, an impairment of an equity security investment in the amount of $3.0 million and an impairment of a long-term convertible note investment of $4.0 million which had been acquired during the year ended December 31, 2022. During the year ended December 31, 2023, the Company did not recognize an impairment in the value of its minority equity investments. The impairment in the value of minority equity investments are included in the other (loss) income, net line item on the Consolidated Statements of Income.

4.
FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$268	$268	$—	$—
Short-term Corporate bonds	1,759	1,759	—	—
Short-term U.S. Government bonds	420,378	420,378	—	—
Long-term U.S. Government bonds	285,502	285,502	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7,162	$7,162	$—	$—
Short-term Corporate bonds	149,788	149,788	—	—
Short-term U.S. Government bonds	334,557	334,557	—	—
Long-term Corporate bonds	2,451	2,451	—	—
Long-term U.S. Government bonds	245,364	245,364	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other (loss) income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of December 31, 2023 or December 31, 2022.

5.
INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$113,400	$115,448
Work-in-process	9,433	7,626
Finished goods	52,962	60,146
Inventory	$175,795	$183,220

The Company recorded an inventory reserve of $8.5 million, $3.6 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, due to excess inventory levels in certain products.

6.
PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Land	$12,230	$2,642
Building and improvements	116,903	99,586
Office and lab equipment	148,465	129,697
Furniture, fixtures and computer related assets	18,970	18,071
Construction-in-progress	22,490	10,567
	319,058	260,563
Less: Accumulated depreciation	(143,908)	(117,118)
Property and equipment, net	$175,150	$143,445

Depreciation expense was $27.4 million, $24.8 million and $20.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in property and equipment, net for the year ended December 31, 2023 is primarily due to the purchases of two previously leased facilities for an aggregate cost of $23.4 million and ongoing renovation activities at our research and development center in Ewing, New Jersey.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2023 (1)	2022
PD-LD, Inc.	$—	$1,481
Motorola	—	15,909
Merck KGaA	66,012	—
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,212
	277,175	228,053
Less: Accumulated amortization	(186,850)	(189,671)
Acquired technology, net	$90,325	$38,382

(1)
During the year ended December 31, 2023, the gross value and accumulated amortization associated with the PD-LD, Inc. and Motorola patent portfolios have been removed from the table as the underlying patents have reached the end of their useful lives.

Amortization expense related to acquired technology was $14.6 million, $16.0 million and $20.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $16.8 million in each of the years ending December 31, 2024 and 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 2027 and 2028, and $30.3 million in total thereafter.

Merck KGaA Patent Acquisition

In April 2023, UDC Ireland entered into a Patent Sale and License Agreement with Merck KGaA. Under this agreement, Merck KGaA sold to UDC Ireland all of its rights, title and interest to over 550 of its owned and licensed OLED-related patents and patent applications in exchange for a cash payment of $66.0 million. The Patent Sale and License Agreement contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of $66.0 million as acquired technology, which is being amortized over a period of 10 years.

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

Fujifilm Patent Acquisition

On July 23, 2012, the Company entered into a Patent Sale Agreement with Fujifilm. Under the agreement, Fujifilm sold more than 1,200 OLED-related patents and patent applications in exchange for a cash payment of $105.0 million, plus $4.5 million in costs incurred in connection with the purchase. The agreement contains customary representations and warranties and covenants, including respective covenants not to sue by both parties thereto. The agreement permitted the Company to assign all of its rights and obligations under the agreement to its affiliates, and the Company assigned, prior to the consummation of the transactions contemplated by the agreement, its rights and obligations to UDC Ireland. The transactions contemplated by the agreement were consummated on July 26, 2012. The Company recorded the $105.0 million plus $4.5 million of purchase costs as acquired technology, which was amortized over a period of 10 years that ended in July 2022.

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

At December 31, 2023, these other intangible assets consist of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(6,801)	$3,719
Developed IP, processes and recipes	4,820	(2,388)	2,432
Trade name/Trademarks	1,500	(1,118)	382
Other	448	(107)	341
Total identifiable other intangible assets	$17,288	$(10,414)	$6,874

Amortization expense related to other intangible assets was $1.4 million for each of the years ended December 31, 2023, 2022, and 2021. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next three fiscal years (2024 - 2026), $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, and $1.0 million in total thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period using Adesis’ standalone financial operating performance information. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit, as Adesis is considered to be the reporting unit. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2023, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

8.
OTHER ASSETS:

Other assets consist of the following (in thousands):

	December 31,
	2023	2022
Long-term taxes receivable	$60,146	$63,915
Right-of-use assets	24,910	31,486
Long-term unbilled receivables	9,074	—
Long-term contract assets	9,278	11,651
Other long-term assets	1,881	2,687
Other assets	$105,289	$109,739

See Notes 9 and 20 for further explanation on right-of-use assets and long-term taxes receivable, respectively.

9.
LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2023, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$4,639	$4,436	$3,637
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,072	$4,750	$26,174

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	December 31,
	2023	2022
Right-of-use assets	$24,910	$31,486
Short-term lease liabilities	3,533	3,737
Long-term lease liabilities	22,855	29,039

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2023
Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	3.7%

As of December 31, 2023, current operating leases had remaining terms between three and eight years with options to extend the lease terms.

Undiscounted future minimum lease payments as of December 31, 2023, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2024	$4,267
2025	4,321
2026	4,401
2027	4,323
2028	3,996
Thereafter	8,083
Total lease payments	29,391
Less: imputed interest	(3,003)
Present value of lease payments	$26,388

10.
ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Compensation	$29,456	$31,751
PPG Industries, Inc. agreement	11,962	9,864
Consulting	2,121	910
Professional fees	1,124	906
Research and development agreements	822	662
Royalties	647	877
Other	5,948	6,032
Accrued expenses	$52,080	$51,002

11.
RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $575,000, $853,000 and $691,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of December 31, 2023, the Company was obligated to pay USC up to $2.0 million for work to be performed during the remaining extended term. The Company recorded research and development expense in connection with work performed under the agreement of $1.1 million, $905,000 and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

12.
OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Long-term lease liabilities	$22,855	$29,039
Long-term taxes payable	15,749	14,592
Other long-term liabilities	54	54
Other liabilities	$38,658	$43,685

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

In February 2021, the Company entered into an amendment to the New OLED Materials Agreement extending the term of the agreement and specifying operation and maintenance services to be provided by PPG affiliate, PPG SCM Ireland Limited (PPG SCM), to UDC Ireland, at the Company’s manufacturing site in Shannon, Ireland that UDC Ireland’s wholly-owned subsidiary, OLED Material Manufacturing Limited (OMM), began leasing at such time for the production of OLED materials. OMM purchased the site in September 2023 and the Company amended and restated the February 2021 amendment to reflect OMM’s ownership and PPG SCM’s updated operation and maintenance services after such purchase. Facility improvements have been completed and operations commenced in June 2022. As with the initial New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $9.1 million, $7.3 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of December 31, 2023, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of December 31, 2023, the Company had issued 48,731,026 shares of common stock, of which 47,365,378 were outstanding. During the years ended December 31, 2023 and 2022, the Company repurchased no shares of common stock.

Dividends

During the year ended December 31, 2023, the Company declared and paid cash dividends of $1.40 per common share, or $66.7 million, on the Company’s outstanding common stock.

On February 20, 2024, the Company’s Board of Directors declared a first quarter dividend of $0.40 per share to be paid on March 29, 2024 to all shareholders of record of the Company's common stock as of the close of business on March 15, 2024. All future dividends will be subject to the approval of the Company’s Board of Directors.

15.
ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2021, net of tax	$91	$(36,075)	$(35)	$(36,019)
Other comprehensive (loss) gain before reclassification	(233)	13,620	(39)	13,348
Plan amendment cost	—	(283)	—	(283)
Reclassification to net income (1)	—	4,719	—	4,719	Selling, general and administrative, research and development and cost of sales
Change during period	(233)	18,056	(39)	17,784
Balance December 31, 2021, net of tax	(142)	(18,019)	(74)	(18,235)
Other comprehensive (loss) gain before reclassification	(7,745)	5,971	(480)	(2,254)
Reclassification to net income (1)	—	2,037	—	2,037	Selling, general and administrative, research and development and cost of sales
Change during period	(7,745)	8,008	(480)	(217)
Balance December 31, 2022, net of tax	(7,887)	(10,011)	(554)	(18,452)
Other comprehensive (loss) gain before reclassification	8,745	7,207	418	16,370
Reclassification to net income (1)	—	996	—	996	Selling, general and administrative, research and development and cost of sales
Change during period	8,745	8,203	418	17,366
Balance December 31, 2023, net of tax	$858	$(1,808)	$(136)	$(1,086)

(1)
The Company reclassified amortization of prior service cost, actuarial loss and plan amendment cost for its retirement plan from accumulated other comprehensive loss to net income of $1.0 million, $2.0 million and $4.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)
Refer to Note 17: Employee Retirement Plans
16.
STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of December 31, 2023, there were 1,519,235 shares that remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

Restricted Stock Award and Units

The Company has issued restricted stock awards and units to employees and non-employees with vesting terms of one to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant for awards granted to employees. Consistent with the accounting for equity-classified awards issued to employees, our equity-classified nonemployee share-based awards are measured at the grant date fair value. Expense for restricted stock awards and units is amortized ratably over the vesting period for the awards issued to employees and using a graded vesting method for the awards issued to non-employees.

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2023	230,223	$165.13
Granted	121,896	136.22
Vested	(132,010)	163.85
Forfeited	(3,623)	152.21
Unvested, December 31, 2023	216,486	$149.68

The weighted average grant-date fair value per unit of RSU awards granted was $136.22, $140.37 and $208.67 during the years ended December 31, 2023, 2022 and 2021, respectively. The grant date fair value of RSUs that vested during the year was $21.6 million for the year ended December 31, 2023, $18.0 million for the year ended December 31, 2022 and $12.5 million for the year ended December 31, 2021. The fair value of RSUs as of their respective vesting dates was $18.6 million for the year ended December 31, 2023, $15.3 million for the year ended December 31, 2022 and $15.1 million for the year ended December 31, 2021.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2023	33,637	$178.37
Granted	2,366	126.87
Vested	(18,456)	178.82
Unvested, December 31, 2023	17,547	$170.96

The weighted average grant-date fair value per award of RSA awards granted was $126.87, $148.35 and $172.95 during the years ended December 31, 2023, 2022 and 2021, respectively. The grant date fair value of RSAs that vested during the year was $3.3 million for the year ended December 31, 2023, $8.3 million for the year ended December 31, 2022 and $9.3 million for the year ended December 31, 2021. The fair value of RSAs as of their respective vesting dates was $2.6 million for the year ended December 31, 2023, $6.5 million for the year ended December 31, 2022 and $20.0 million for the year ended December 31, 2021.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $9.5 million, $14.3 million and $15.4 million, respectively, cost of sales of $1.9 million, $2.2 million and $2.5 million, respectively, and research and development expense of $5.8 million, $6.1 million and $5.2 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2023, 2022 and 2021, 53,162, 54,856 and 67,798 shares, respectively, with aggregate fair values of $7.4 million, $8.4 million and $14.1 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded as compensation charges related to all restricted stock units to non-employee members of the Scientific Advisory Board, whose unvested shares are marked-to-market each reporting period, research and development expense of $248,000, $234,000 and $220,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.5 million, $1.3 million and $1.2 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 13,016, 8,784 and 5,412 shares during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the total unrecognized expense related to all restricted stock awards and units was $21.7 million, which the Company expects to recognize over a weighted average period of 1.80 years.

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

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2023	227,866	$185.57
Granted	84,448	165.72
Vested	(11,970)	155.85
Forfeited	(91,791)	170.96
Unvested, December 31, 2023	208,553	$185.86

During the years ended December 31, 2023, 2022 and 2021, the Company granted 84,448, 100,621 and 77,086 performance units, respectively, of which 63,335, 75,465 and 42,291 units, respectively, are subject to performance-based vesting requirements and 21,113, 25,156 and 34,795 units, respectively, are subject to market-based vesting requirements, and which will vest over the terms described above. During the years ended December 31, 2023, 2022 and 2021, there were none, 1,268, and none incremental performance-based shares, respectively, that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value per unit of the performance unit awards granted was $165.72, $186.66 and $214.70 during the years ended December 31, 2023, 2022 and 2021, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting. The grant date fair value of PSUs that vested during the year was $1.9 million for the year ended December 31, 2023, $1.9 million for the year ended December 31, 2022 and $1.1 million for the year ended December 31, 2021. The fair value of PSUs as of their respective vesting dates was $1.7 million for the year ended December 31, 2023, $1.8 million for the year ended December 31, 2021 and $2.0 million for the year ended December 31, 2021.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $2.6 million, $2.8 million and $8.0 million, respectively, cost of sales of $770,000, $940,000 and $1.3 million, respectively, and research and development expense of $1.2 million, $1.5 million and $2.1 million, respectively.

In connection with the vesting of performance units during the years ended December 31, 2023, 2022 and 2021, 5,350, 5,082 and 3,881 shares, respectively, with aggregate fair values of $775,000, $826,000 and $875,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2023, the total unrecognized compensation expense related to performance unit awards was $12.9 million, which the Company expects to recognize over a weighted average period of 1.98 years.

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

For the years ended December 31, 2023, 2022 and 2021, the Company issued 17,513, 17,057 and 9,156 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $2.0 million, $1.6 million and $1.5 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recorded charges of $136,000, $107,000 and $93,000, respectively, to selling, general and administrative expense, $167,000, $141,000, $119,000, respectively, to cost of sales and $240,000, $224,000 and $188,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the years ended December 31, 2023 and 2022, the Company granted a total of 2,366 and 2,024 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2022 and 2021, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2023 and 2022.

17.
EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2023, 2022 and 2021, the Company contributed $1.5 million, $1.4 million and $1.3 million, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Human Capital Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of December 31, 2023 there were eight participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $1.9 million as accumulated other comprehensive loss as of December 31, 2023. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2024 is $43,000. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the year ended December 31, 2023 were $2.0 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$61,804	$66,773
Service cost	951	1,287
Interest cost	2,898	1,383
Actuarial gain	(9,375)	(7,639)
Benefit payments	(2,015)	—
Benefit obligation, end of year	54,263	61,804
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$54,263	$61,804
Current liability	$2,014	$2,014
Non-current liability	$52,249	$59,790

The accumulated benefit obligation for the plan was $52.5 million and $59.5 million as of December 31, 2023 and 2022, respectively. The actuarial gain of $9.4 million for the year ended December 31, 2023 was primarily due to a decrease in the total average annual bonus for each of the participants during the most recent three fiscal years. The actuarial gain of $7.6 million for the year ended December 31, 2022 was primarily due to an increase in the discount rate.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Service cost	$951	$1,287	$1,675
Interest cost	2,898	1,383	1,165
Amortization of prior service cost	815	1,119	1,099
Amortization of loss	480	1,487	4,936
Total net periodic benefit cost	$5,144	$5,276	$8,875

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2023	2022
Discount rate	4.74%	4.94%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	4.94%	2.16%	1.54%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2024 are as follows (in thousands):

Amortization of prior service cost	$43
Amortization of loss	—
Total	$43

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2024	$2,014
2025	5,097
2026	6,141
2027	6,489
2028	6,489
2029-2033	34,503
Thereafter	14,855

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

The Company has agreements with five executive officers and 13 senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2023, 2022 and 2021, the Company had purchase commitments for inventory of $29.8 million, $31.9 million and $25.7 million, respectively.

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

19.
CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023		2022		2021
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	36%	$38,105	41%	$11,425	44%	$10,850
B	23%	30,142	25%	24,440	26%	45,867
C	17%	38,529	16%	22,291	14%	18,557

Revenues from outside of North America represented approximately 98%, 97%, and 97% of consolidated revenue for each of the years ended December 31, 2023, 2022 and 2021, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2023	2022	2021
South Korea	$322,509	$360,640	$334,835
China	229,727	230,582	192,079
Japan	6,971	5,579	7,358
Other non-U.S. locations	4,411	3,829	3,137
Total non-U.S. locations	563,618	600,630	537,409
United States	12,811	15,989	16,116
Total revenue	$576,429	$616,619	$553,525

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	December 31,
Country	2023	2022
United States	$118,250	$117,255
Ireland	42,203	20,270
Other	14,697	5,920
Total long-lived assets	$175,150	$143,445

Substantially all chemical materials were purchased from one supplier. See Note 13.

20.
INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$71,514	$77,205	$60,066
Foreign	173,657	191,025	168,181
Income before income taxes	$245,171	$268,230	$228,247

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Current income tax (expense) benefit:
Federal	$(15,848)	$(51,980)	$(16,433)
State	(3,048)	(1,833)	(641)
Foreign	(27,030)	(31,302)	(25,212)
	(45,926)	(85,115)	(42,286)
Deferred income tax (expense) benefit:
Federal	(460)	25,916	(844)
State	3,936	1,216	(734)
Foreign	290	(186)	(170)
	3,766	26,946	(1,748)
Income tax expense	$(42,160)	$(58,169)	$(44,034)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(4.0)	(4.9)	(5.0)
U.S. International Tax (Sub F, GILTI, FDII)	2.9	4.2	2.1
Research tax credits	(2.4)	(1.9)	(1.4)
Redetermination of foreign tax credit utilization	(2.0)	—	—
Nondeductible employee compensation	1.7	1.9	3.0
State income taxes, net of federal benefit	(0.2)	0.1	0.2
Stock based compensation	0.1	0.2	(0.3)
Accruals and reserves	—	—	(0.8)
Other	0.1	1.1	0.5
Effective tax rate	17.2%	21.7%	19.3%

The following table summarizes Company tax credit carry forwards for tax return purposes as of December 31, 2023 (in thousands):

	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	$8,752	2034-2038
Foreign tax credits	$186	2031
Total credit carry forwards	$8,938

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax asset:
Capitalized research expenditures	$39,459	$38,485
Retirement plan	12,555	13,495
Tax credit carry forwards	8,938	8,100
Accruals and reserves	7,180	6,944
Lease Liabilities	6,671	7,230
Deferred revenue	1,741	2,077
Stock-based compensation	1,498	1,454
Other	1,362	3,400
	79,404	81,185
Valuation allowance	(9,551)	(11,087)
Deferred tax assets	69,853	70,098
Deferred tax liability:
Lease Assets	(6,302)	(6,944)
Acquisition Goodwill	(1,549)	(1,283)
Other	(2,894)	(3,710)
Deferred tax liabilities	(10,745)	(11,937)
Net deferred tax assets	$59,108	$58,161

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credits and unrealized loss on investments. There are no indicators against the realizability of the remaining net deferred tax asset.

The U.S.-Korean Mutual Agreement Procedure (MAP) for the years ended December 31, 2010, to December 31, 2017, was closed in September 2022, resulting in a refund of the Korean withholding taxes previously withheld. The Company filed amended U.S. federal tax returns to reflect the refund and to redetermine the foreign tax credit amount. As a result, the Company has recorded a long-term asset of $3.0 million in the year ended December 31, 2022. There was no long-term asset recorded for the year ended December 31, 2023.

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was or will be filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS; and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18th, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court and is awaiting its decision. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $60.1 million and $60.9 million as of December 31, 2023, and December 31, 2022, respectively for the receipt of the Korean withholding tax. The Company also recorded foreign exchange loss of $732,000 during the year ended December 31, 2023, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term liability of $15.7 million and $14.6 million as of December 31, 2023, and December 31, 2022, respectively, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2017. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is under California tax audit for 2019 and 2020 years, which is in the information-collecting stage.

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

For each of the years ended December 31, 2023, 2022 and 2021, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis, respectively.

Contract Balances

The following table provides information about assets and liabilities associated with the Company's contracts from customers (in thousands):

As of December 31, 2023
Accounts receivable	$139,850
Short-term unbilled receivables	21,084
Short-term contract assets	2,698
Long-term unbilled receivables	9,074
Long-term contract assets	9,278
Short-term deferred revenue	47,713
Long-term deferred revenue	12,006

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of December 31, 2023 will be recognized as materials are shipped to customers over the remaining contract periods. As of December 31, 2023, the Company had $25.2 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the years ended December 31, 2023 and 2022, are as follows (in thousands):

	Year Ended December 31, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	195,703
Increases due to cash received	—	(202,100)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,556
Unbilled receivables recorded, net	41,659	—
Contract assets recorded, net	(2,407)	—
Transferred to receivables from unbilled receivables	(35,575)	—
Net change	3,677	4,159
Balance at December 31, 2023	$42,134	$(59,719)

	Year Ended December 31, 2022
	Assets	Liabilities
Balance at December 31, 2021	$8,127	$(157,081)
Revenue recognized that was previously included in deferred revenue, net	—	239,608
Increases due to cash received	—	(176,667)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	30,262
Unbilled receivables recorded, net	15,946	—
Contract assets recorded, net	14,384	—
Net change	30,330	93,203
Balance at December 31, 2022	$38,457	$(63,878)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $10.6 million for the year ended December 31, 2023 as compared to $30.3 million for the year ended December 31, 2022. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts, resulting from changes in global macroeconomic factors.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$203,011	$210,061	$184,213
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(993)	(1,215)	(1,137)
Adjusted net income	$202,018	$208,846	$183,076
Denominator:
Weighted average common shares outstanding – Basic	47,559,669	47,390,352	47,296,447
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	2,173	2,340	1,010
Restricted stock awards and units and performance units	60,921	75,815	67,978
Weighted average common shares outstanding – Diluted	47,622,763	47,468,507	47,365,435
Net income per common share:
Basic	$4.25	$4.41	$3.87
Diluted	$4.24	$4.40	$3.87

For the years ended December 31, 2023, 2022, and 2021, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 36,345, 122,843 and none, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.