Form 10-Q
period 2024-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2024-05-02
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, the registrant had outstanding 47,439,488 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,012	$91,985
Short-term investments	465,293	422,137
Accounts receivable	119,584	139,850
Inventory	172,905	175,795
Other current assets	89,478	87,365
Total current assets	921,272	917,132
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $149,062 and $143,908	175,896	175,150
ACQUIRED TECHNOLOGY, net of accumulated amortization of $191,043 and $186,850	86,132	90,325
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $10,769 and $10,414	6,519	6,874
GOODWILL	15,535	15,535
INVESTMENTS	312,939	299,548
DEFERRED INCOME TAXES	63,040	59,108
OTHER ASSETS	102,382	105,289
TOTAL ASSETS	$1,683,715	$1,668,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,841	$10,933
Accrued expenses	42,099	52,080
Deferred revenue	19,157	47,713
Other current liabilities	20,882	8,096
Total current liabilities	94,979	118,822
DEFERRED REVENUE	13,292	12,006
RETIREMENT PLAN BENEFIT LIABILITY	52,568	52,249
OTHER LIABILITIES	37,976	38,658
Total liabilities	198,815	221,735
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,804,964 and 48,731,026 shares issued, and 47,439,316 and 47,365,378 shares outstanding, at March 31, 2024 and December 31, 2023, respectively	488	487
Additional paid-in capital	702,609	699,554
Retained earnings	826,879	789,553
Accumulated other comprehensive loss	(3,794)	(1,086)
Treasury stock, at cost (1,365,648 shares at March 31, 2024 and December 31, 2023)	(41,284)	(41,284)
Total shareholders’ equity	1,484,900	1,447,226
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,683,715	$1,668,961

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
REVENUE:
Material sales	$93,284	$70,190
Royalty and license fees	68,268	55,210
Contract research services	3,707	5,067
Total revenue	165,259	130,467
COST OF SALES	36,969	32,970
Gross margin	128,290	97,497
OPERATING EXPENSES:
Research and development	37,985	31,423
Selling, general and administrative	19,252	15,396
Amortization of acquired technology and other intangible assets	4,548	2,891
Patent costs	1,982	2,255
Royalty and license expense	1,651	164
Total operating expenses	65,418	52,129
OPERATING INCOME	62,872	45,368
Interest income, net	9,568	6,967
Other loss, net	(1,943)	(703)
Interest and other loss, net	7,625	6,264
INCOME BEFORE INCOME TAXES	70,497	51,632
INCOME TAX EXPENSE	(13,644)	(11,793)
NET INCOME	$56,853	$39,839
NET INCOME PER COMMON SHARE:
BASIC	$1.19	$0.83
DILUTED	$1.19	$0.83
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,557,959	47,523,593
DILUTED	47,628,492	47,567,007
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.35

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$56,853	$39,839
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of none and ($733), respectively	(2,666)	2,627
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($3) and ($71), respectively	8	253
Change in cumulative foreign currency translation adjustment	(50)	95
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,708)	2,975
COMPREHENSIVE INCOME	$54,145	$42,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2023	200,000	$2	48,731,026	$487	$699,554	$789,553	$(1,086)	1,365,648	$(41,284)	$1,447,226
Net income	—	—	—	—	—	56,853	—	—	—	56,853
Other comprehensive loss	—	—	—	—	—	—	(2,708)	—	—	(2,708)
Cash dividend	—	—	—	—	—	(19,527)	—	—	—	(19,527)
Issuance of common stock to employees	—	—	103,752	1	8,552	—	—	—	—	8,553
Shares withheld for employee taxes	—	—	(39,829)	—	(7,058)	—	—	—	—	(7,058)
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	5,552	—	758	—	—	—	—	758
Issuance of common stock to employees under an ESPP	—	—	4,463		803	—	—	—	—	803
BALANCE, MARCH 31, 2024	200,000	$2	48,804,964	$488	$702,609	$826,879	$(3,794)	1,365,648	$(41,284)	$1,484,900

	Three Months Ended March 31, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369
Net income	—	—	—	—	—	39,839	—	—	—	39,839
Other comprehensive income	—	—	—	—	—	—	2,975	—	—	2,975
Cash dividend	—	—	—	—	—	(16,769)	—	—	—	(16,769)
Issuance of common stock to employees	—	—	126,846	1	3,853	—	—	—	—	3,854
Shares withheld for employee taxes	—	—	(51,703)	—	(7,181)	—	—	—	—	(7,181)
Cancellation of restricted stock awards	—	—	(526,241)	(5)	5	—	—	—	—	—
Issuance of common stock to Board of Directors and Scientific Advisory Board	—	—	6,896	—	723	—	—	—	—	723
Issuance of common stock to employees under an ESPP	—	—	5,639	—	655	—	—	—	—	655
BALANCE, MARCH 31, 2023	200,000	$2	48,697,467	$487	$679,390	$676,347	$(15,477)	1,365,648	$(41,284)	$1,299,465

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,853	$39,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,616	6,496
Amortization of intangibles	4,548	2,891
Amortization of premium and discount on investments, net	(2,236)	(3,597)
Stock-based compensation	9,174	4,415
Deferred income tax benefit	(3,936)	(5,936)
Retirement plan expense, net of benefit payments	330	782
Decrease (increase) in assets:
Accounts receivable	20,266	(13)
Inventory	2,890	8,975
Other current assets	(2,113)	8,598
Other assets	2,907	5,515
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(7,977)	(24,116)
Other current liabilities	12,786	12,874
Deferred revenue	(27,270)	(8,616)
Other liabilities	(682)	(486)
Net cash provided by operating activities	72,156	47,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,206)	(9,098)
Purchases of intangibles	—	(51)
Purchases of investments	(99,947)	(65,207)
Proceeds from sale and maturity of investments	42,970	115,031
Net cash (used in) provided by investing activities	(64,183)	40,675
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	639	518
Payment of withholding taxes related to stock-based compensation to employees	(7,058)	(7,181)
Cash dividends paid	(19,527)	(16,769)
Net cash used in financing activities	(25,946)	(23,432)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,973)	64,864
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,985	93,430
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,012	$158,294
SUPPLEMENTAL DISCLOSURES:
Unrealized (loss) gain on available-for-sale securities	$(2,666)	$3,202
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(156)	766
Cash paid for income taxes, net of refunds	5,085	4,961

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Reclassification of Prior Year Presentation

Certain prior year adjustments to reconcile net income to net cash provided by operating activities have been reclassified on the Consolidated Statements of Cash Flows to conform to the current year presentation. Stock-based compensation activity has been consolidated and includes stock-based compensation to employees, Board of Directors, and Scientific Advisory Board.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2024, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three months ended March 31, 2024 or 2023 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

Amortization of Acquired Technology

Amortization costs primarily relate to technology acquired from Merck KGaA, Darmstadt, Germany (Merck KGaA) and BASF SE (BASF). The Merck KGaA acquisition was completed on April 28, 2023 and the BASF acquisition was completed during the year ended December 31, 2016. Acquisition costs are being amortized over a period of 10 years for the Merck KGaA and BASF patents.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The adoption of ASU 2022-03, beginning on January 1, 2024, did not have an impact on the Consolidated Financial Statements and related disclosures.

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 becomes effective during the annual period ending December 31, 2024. The Company is evaluating the potential impact of this standard on its Consolidated Financial Statements and related disclosures.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718). The standard provides guidance to reduce complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. Early adoption is permitted. This guidance can be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest or similar awards granted or modified on or after the effective date for our application of this guidance. ASU 2024-01 becomes effective January 1, 2025, and the Company is evaluating the potential impact of this standard on its Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Amortized	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Cost	Gains	(Losses)	Market Value
March 31, 2024
Cash accounts in banking institutions	$70,765	$—	$—	$70,765
Money market accounts	3,247	—	—	3,247
	$74,012	$—	$—	$74,012
December 31, 2023
Cash accounts in banking institutions	$91,717	$—	$—	$91,717
Money market accounts	268	—	—	268
	$91,985	$—	$—	$91,985

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Short-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2024
Corporate bonds	$796	$1	$(1)	$796
U.S. Government bonds	465,377	10	(979)	464,408
Marketable securities	89	—	—	89
	$466,262	$11	$(980)	$465,293
December 31, 2023
Corporate bonds	$1,763	$1	$(5)	$1,759
U.S. Government bonds	420,769	303	(694)	420,378
	$422,532	$304	$(699)	$422,137

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Amortized	Unrealized		Aggregate Fair
Long-term Investments Classification	Cost	Gains	(Losses)	Market Value
March 31, 2024
U.S. Government bonds	$299,537	$68	$(712)	$298,893
	$299,537	$68	$(712)	$298,893
December 31, 2023
U.S. Government bonds	$284,053	$1,457	$(8)	$285,502
	$284,053	$1,457	$(8)	$285,502

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company had minority equity investments in five entities with a total carrying value of $14.0 million accounted for as equity securities without readily determinable fair values.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$464,408	$464,408	$—	$—
Long-term U.S. Government bonds	298,893	298,893	—	—
Cash equivalents	3,247	3,247	—	—
Short-term Corporate bonds	796	796	—	—
Short-term Marketable securities	89	89	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$420,378	$420,378	$—	$—
Long-term U.S. Government bonds	285,502	285,502	—	—
Short-term Corporate bonds	1,759	1,759	—	—
Cash equivalents	268	268	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other loss, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2024 or December 31, 2023.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$108,681	$113,400
Work-in-process	13,605	9,433
Finished goods	50,619	52,962
Inventory	$172,905	$175,795

The Company recorded an increase in its inventory reserves of none and $3.3 million for the three months ended March 31, 2024 and 2023, respectively, due to excess inventory levels in certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$12,230	$12,230
Building and improvements	117,505	116,903
Office and lab equipment	150,079	148,465
Furniture, fixtures and computer related assets	18,759	18,970
Construction-in-progress	26,385	22,490
	324,958	319,058
Less: Accumulated depreciation	(149,062)	(143,908)
Property and equipment, net	$175,896	$175,150

Depreciation expense was $6.6 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Merck KGaA	$66,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(191,043)	(186,850)
Acquired technology, net	$86,132	$90,325

Amortization expense related to acquired technology was $4.2 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $12.6 million for the nine months ending December 31, 2024, $16.8 million for the year ending December 31, 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, and $30.3 million thereafter.

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

At March 31, 2024, these other intangible assets consist of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(7,029)	$3,491
Developed IP, processes and recipes	4,820	(2,468)	2,352
Trade name/Trademarks	1,500	(1,155)	345
Other	448	(117)	331
Total identifiable other intangible assets	$17,288	$(10,769)	$6,519

Amortization expense related to other intangible assets was $356,000 and $352,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.0 million for the nine months ending December 31, 2024, $1.4 million in each of the years ending December 31, 2025 and 2026, $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, and $1.0 million in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Long-term taxes receivable	$57,808	$60,146
Right-of-use assets	23,998	24,910
Long-term unbilled receivables	10,278	9,074
Long-term contract assets	8,688	9,278
Other long-term assets	1,610	1,881
Other assets	$102,382	$105,289

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2024, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,103	$1,221
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	March 31, 2024	December 31, 2023
Right-of-use assets	$23,998	$24,910
Short-term lease liabilities	3,582	3,533
Long-term lease liabilities	21,945	22,855

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2024
Weighted average remaining lease term (in years)	6.5
Weighted average discount rate	3.7%

As of March 31, 2024, current operating leases had remaining terms between three and eight years with options to extend the lease terms.

Undiscounted future minimum lease payments as of March 31, 2024, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2024 (1)	$3,210
2025	4,315
2026	4,395
2027	4,317
2028	4,026
Thereafter	8,052
Total lease payments	28,315
Less: Imputed interest	(2,788)
Present value of lease payments	$25,527

(1)
Scheduled maturities of lease liabilities represent the period from April 1, 2024 to December 31, 2024.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
PPG Industries, Inc. agreement	$14,620	$11,962
Compensation	14,174	29,456
Royalties	2,225	647
Consulting	2,116	2,121
Professional fees	1,258	1,124
Research and development agreements	687	822
Other	7,019	5,948
Accrued expenses	$42,099	$52,080

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $1.6 million and $159,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of March 31, 2024, the Company was obligated to pay USC up to $1.7 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $267,000 and $282,000 for the three months ended March 31, 2024 and 2023, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Long-term lease liabilities	$21,945	$22,855
Long-term taxes payable	15,749	15,749
Other long-term liabilities	282	54
Other liabilities	$37,976	$38,658

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

The Company recorded research and development expense of $4.5 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of March 31, 2024, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of March 31, 2024, the Company had issued 48,804,964 shares of common stock, of which 47,439,316 were outstanding. During the three months ended March 31, 2024 and 2023, the Company repurchased no shares of common stock.

Dividends

During the three months ended March 31, 2024, the Company declared and paid cash dividends of $0.40 per common share, or $19.5 million, on the Company’s outstanding common stock.

On April 30, 2024, the Company’s Board of Directors declared a second quarter dividend of $0.40 per share to be paid on June 28, 2024 to all shareholders of record of the Company’s common stock as of the close of business on June 14, 2024. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2023, net of tax	$858	$(1,808)	$(136)	$(1,086)
Other comprehensive (loss) gain before reclassification	(2,666)	—	(50)	(2,716)
Reclassification to net income (1)	—	8	—	8	Selling, general and administrative, research and development and cost of sales
Change during period	(2,666)	8	(50)	(2,708)
Balance March 31, 2024, net of tax	$(1,808)	$(1,800)	$(186)	$(3,794)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2022, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)
Other comprehensive gain before reclassification	2,627	—	95	2,722
Reclassification to net income (1)	—	253	—	253	Selling, general and administrative, research and development and cost of sales
Change during period	2,627	253	95	2,975
Balance March 31, 2023, net of tax	$(5,260)	$(9,758)	$(459)	$(15,477)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive loss to net income of $8,000 and $253,000 for the three months ended March 31, 2024 and 2023, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of March 31, 2024, there were 1,347,660 shares that remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the three months ended March 31, 2024, the Company granted 84,089 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $13.8 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2024 and 2023, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $2.2 million and $3.1 million, respectively, research and development expense of $1.4 million and $1.5 million, respectively, and cost of sales of $436,000 and $531,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2024 and 2023, 31,669 and 46,353 shares, respectively, with aggregate fair values of $5.6 million and $6.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

For the three months ended March 31, 2024 and 2023, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $62,000 and $68,000, respectively.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2024 and 2023, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $395,000 and $355,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 2,392 and 3,104 shares, respectively, during the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024, the Company granted 69,600 performance units, of which 34,798 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 17,401 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 17,401 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $11.4 million for the three months ended March 31, 2024, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended March 31, 2024 and 2023, the Company recorded selling, general and administrative expense of $2.5 million and reduction in expense of $890,000, respectively, research and development expense of $1.2 million and reduction in expense of $231,000, respectively, and cost of sales expense of $748,000 and reduction in expense of $143,000, respectively, related to the performance units. The reduction of expense was primarily due to current expectations of future vesting as they relate to Company performance.

In connection with the vesting of performance units during the three months ended March 31, 2024 and 2023, 8,160 and 5,350 shares, respectively, with an aggregate fair value of $1.4 million and $750,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

Eligible employees may elect to contribute to the ESPP through payroll deductions during consecutive three-month purchase periods, the first of which began on July 1, 2009. Each employee who elects to participate will be deemed to have been granted an option to purchase shares of the Company’s common stock on the first day of the purchase period. Unless the employee opts out during the purchase period, the option will automatically be exercised on the last day of the period, which is the purchase date, based on the employee’s accumulated contributions to the ESPP. The purchase price will equal 85% of the lesser of the closing price per share of common stock on the first business day of the period or the last business day of the period.

Employees may allocate up to 10% of their base compensation to purchase shares of common stock under the ESPP; however, each employee may purchase no more than 12,500 shares on a given purchase date, and no employee may purchase more than $25,000 of common stock under the ESPP during a given calendar year.

During the three months ended March 31, 2024 and 2023, the Company issued 4,463 and 5,639 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $639,000 and $518,000, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded charges of $37,000 and $40,000, respectively, to selling, general and administrative expense, $76,000 and $71,000, respectively, to research and development expense, and $51,000 and $41,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the three months ended March 31, 2024 and 2023, the Company granted a total of 1,616 and 2,366 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2023 and 2022, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2024, there were eight participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the three months ended March 31, 2024 were $504,000.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Service cost	$212	$238
Interest cost	610	724
Amortization of prior service cost	11	204
Amortization of loss	—	120
Total net periodic benefit cost	$833	$1,286

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

The Company has agreements with five executive officers and 11 senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2024 and December 31, 2023, the Company had purchase commitments for inventory of $29.7 million and $29.8 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2024	2023	March 31, 2024
A	41%	30%	$40,021
B	25%	26%	$40,165
C	16%	21%	$15,289

Revenues from outside of North America represented approximately 98% and 97% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2024	2023
South Korea	$102,398	$66,060
China	57,470	57,427
Japan	1,254	1,647
Other non-U.S. locations	1,665	1,337
Total non-U.S. locations	162,787	126,471
United States	2,472	3,996
Total revenue	$165,259	$130,467

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	March 31, 2024	December 31, 2023
United States	$117,389	$118,250
Ireland	43,703	42,203
Other	14,804	14,697
Total property and equipment, net	$175,896	$175,150

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 19.4% and 22.8% for the three months ended March 31, 2024 and 2023, respectively. The Company recorded an income tax expense of $13.6 million and $11.8 million for the three months ended March 31, 2024 and 2023, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to nondeductible employee compensation and U.S. international tax (GILTI and Subpart F) partially offset by the benefit of income taxed in foreign jurisdictions. The effective income tax rate decreased due to a change in U.S. tax regulations associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses.

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

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS; and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18th, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court and is awaiting its decision. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $57.8 million and $60.1 million as of March 31, 2024, and December 31, 2023, respectively for the receipt of the Korean withholding tax. The Company also recorded foreign exchange loss of $2.3 million and $1.0 million for the three months ended March 31, 2024 and 2023 due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term liability of $15.7 million as of March 31, 2024, and December 31, 2023, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2020. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is under California tax audit for 2019 and 2020 years, which is in the information-collecting stage.

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

For the three months ended March 31, 2024 and 2023, the Company recorded 98% and 96%, respectively, of its revenue from OLED related sales and 2% and 4%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2024
Accounts receivable	$119,584
Short-term unbilled receivables	22,440
Long-term unbilled receivables	10,278
Short-term contract assets	2,747
Long-term contract assets	8,688
Short-term deferred revenue	19,157
Long-term deferred revenue	13,292

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of March 31, 2024 will be recognized as materials are shipped to customers over the remaining contract periods. As of March 31, 2024, the Company had $35.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	61,095
Increases due to cash received	—	(33,323)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	(502)
Unbilled receivables recorded, net	2,560	—
Contract assets recorded, net	(541)	—
Net change	2,019	27,270
Balance at March 31, 2024	$44,153	$(32,449)

	Three Months Ended March 31, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	41,086
Increases due to cash received	—	(38,153)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	5,683
Unbilled receivables recorded, net	11,878	—
Contract assets recorded, net	(520)	—
Transferred to receivables from unbilled receivables	(19,983)	—
Net change	(8,625)	8,616
Balance at March 31, 2023	$29,832	$(55,262)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was a reduction of $502,000 for three months ended March 31, 2024 as compared to an increase of $5.7 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts, resulting from changes in global macroeconomic factors.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$56,853	$39,839
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(201)	(213)
Adjusted net income	$56,652	$39,626
Denominator:
Weighted average common shares outstanding – Basic	47,557,959	47,523,593
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	462	940
Restricted stock awards and units and performance units	70,071	42,474
Weighted average common shares outstanding – Diluted	47,628,492	47,567,007
Net income per common share:
Basic	$1.19	$0.83
Diluted	$1.19	$0.83

For the three months ended March 31, 2024 and 2023, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 27,453 and 41,505, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2024, Adesis employed a team of 142 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of March 31, 2024, 2024, OVJP Corp employed a team of 27 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
REVENUE:
Material sales	$93,284	$70,190	$23,094
Royalty and license fees	68,268	55,210	13,058
Contract research services	3,707	5,067	(1,360)
Total revenue	165,259	130,467	34,792
COST OF SALES	36,969	32,970	3,999
Gross margin	128,290	97,497	30,793
OPERATING EXPENSES:
Research and development	37,985	31,423	6,562
Selling, general and administrative	19,252	15,396	3,856
Amortization of acquired technology and other intangible assets	4,548	2,891	1,657
Patent costs	1,982	2,255	(273)
Royalty and license expense	1,651	164	1,487
Total operating expenses	65,418	52,129	13,289
OPERATING INCOME	62,872	45,368	17,504
Interest income, net	9,568	6,967	2,601
Other loss, net	(1,943)	(703)	(1,240)
Interest and other loss, net	7,625	6,264	1,361
INCOME BEFORE INCOME TAXES	70,497	51,632	18,865
INCOME TAX EXPENSE	(13,644)	(11,793)	(1,851)
NET INCOME	$56,853	$39,839	$17,014

Revenue

Our total material sales were $93.3 million for the three months ended March 31, 2024, as compared to $70.2 million for the three months ended March 31, 2023, an increase of 33% with a commensurate increase in unit material volume of 37%. The increase in material sales was primarily due to strengthened demand for our emitter materials.

•
Green emitter sales for the three months ended March 31, 2024, which include our yellow-green emitters, were $70.8 million as compared to $53.7 million for the three months ended March 31, 2023, with unit material volumes increasing by 33%.

•
Red emitter sales for the three months ended March 31, 2024 were $20.6 million as compared to $16.1 million for the three months ended March 31, 2023, with unit material volumes increasing by 48%.

Revenue from royalty and license fees was $68.3 million for the three months ended March 31, 2024 as compared to $55.2 million for the three months ended March 31, 2023, an increase of 24%. The increase in royalty and license fees was primarily the result of higher unit material volume, partially offset by the change in the cumulative catch-up adjustment between periods as described below.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was a reduction of $502,000 for three months ended March 31, 2024 as compared to an increase of $5.7 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts, resulting from changes in global macroeconomic factors.

Contract research services revenue was $3.7 million for the three months ended March 31, 2024 as compared to $5.1 million for the three months ended March 31, 2023, a decrease of 27%. The decrease in contract research services revenue was primarily due to reduced demand from several customers of our subsidiary, Adesis, during the three months ended March 31, 2024. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of sales

Cost of sales for the three months ended March 31, 2024 increased by $4.0 million as compared to the three months ended March 31, 2023, primarily due to an increase in the level of materials sales, partially offset by a $3.3 million decrease in inventory reserve expense. As a result of the increase in revenue from material sales and royalty and licenses fees, gross margin for the three months ended March 31, 2024 increased by $30.8 million as compared to the three months ended March 31, 2023, with gross margin as a percentage of revenue increasing to 78% from 75%.

Research and development

Research and development expenses increased to $38.0 million for the three months ended March 31, 2024, as compared to $31.4 million for the three months ended March 31, 2023. The increase in research and development expenses was primarily due to higher operating costs, including increased employee-related expenses, PPG development activity and contract research costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $19.3 million for the three months ended March 31, 2024, as compared to $15.4 million for the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related expenses, including higher stock-based compensation and salaries expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.6 million for the three months ended March 31, 2024, as compared to $2.9 million for the three months ended March 31, 2023. The increase was due to the commencement of amortization expense associated with the Merck KGaA patent acquisition that was completed on April 28, 2023.

Patent costs

Patent costs decreased to $2.0 million for the three months ended March 31, 2024, as compared to $2.3 million for the three months ended March 31, 2023. The results in the current year reflected lower internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $1.7 million for the three months ended March 31, 2024, as compared to $164,000 for the three months ended March 31, 2023. The increase was due to a one-time expense of $1.5 million in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other loss, net

Interest income, net was $9.6 million for the three months ended March 31, 2024, as compared to $7.0 million for the three months ended March 31, 2023. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as well as higher available-for-sale investment balances. Other loss, net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other loss, net of $1.9 million for the three months ended March 31, 2024 as compared to $703,000 for the three months ended March 31, 2023.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.4% and 22.8% for the three months ended March 31, 2024 and 2023, respectively, and we recorded income tax expense of $13.6 million and $11.8 million, respectively, for those periods. The effective income tax rate decreased due to a change in U.S. tax regulations associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of March 31, 2024, we had cash and cash equivalents of $74.0 million, short-term investments of $465.3 million, and long-term U.S. Government bonds investments of $298.9 million for a total of $838.2 million. This compares to cash and cash equivalents of $92.0 million, short-term investments of $422.1 million, and long-term U.S. Government bond investments of $285.5 million for a total of $799.6 million as of December 31, 2023.

Cash provided by operating activities for the three months ended March 31, 2024 was $72.2 million resulting from $56.9 million of net income, $14.5 million from non-cash items including stock-based compensation, depreciation and amortization of intangibles, and $807,000 due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a a decrease in accounts receivable of $20.3 million, an increase in other liabilities of $12.1 million, a decrease in inventory of $2.9 million, and a decrease of other assets of $794,000, partially offset by a decrease in deferred revenue of $27.3 million and a decrease in accounts payable and accrued expenses of $8.0 million.

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

Cash used in investing activities was $64.2 million for the three months ended March 31, 2024, as compared to cash provided by investing activities of $40.7 million for the three months ended March 31, 2023. The increase was due to timing of maturities and purchases of investments resulting in net purchases of $57.0 million for the three months ended March 31, 2024, as compared to net sales and maturities of $49.8 million for the three months ended March 31, 2023, partially offset by a decrease in purchases of property and equipment and intangibles of $1.9 million.

Cash used in financing activities was $25.9 million for the three months ended March 31, 2024, as compared to $23.4 million for the three months ended March 31, 2023. The increase was due to an increase in the cash payment of dividends in the current year of $2.8 million, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $123,000 and an increase in the proceeds from issuance of common stock of $121,000.

Working capital was $826.3 million as of March 31, 2024, as compared to $798.3 million as of December 31, 2023. The increase was primarily due to an increase in short-term investments and a decrease in deferred revenue, partially offset by a decrease in accounts receivable.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: May 2, 2024	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer