Form 10-Q
period 2024-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2024-10-30
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had outstanding 47,461,408 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,559	$91,985
Short-term investments	471,993	422,137
Accounts receivable	87,693	139,850
Inventory	175,958	175,795
Other current assets	126,643	87,365
Total current assets	941,846	917,132
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $158,992 and $143,908	191,195	175,150
ACQUIRED TECHNOLOGY, net of accumulated amortization of $199,428 and $186,850	77,747	90,325
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $11,484 and $10,414	5,804	6,874
GOODWILL	15,535	15,535
INVESTMENTS	396,931	299,548
DEFERRED INCOME TAXES	72,138	59,108
OTHER ASSETS	109,686	105,289
TOTAL ASSETS	$1,810,882	$1,668,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,698	$10,933
Accrued expenses	52,955	52,080
Deferred revenue	47,393	47,713
Other current liabilities	6,119	8,096
Total current liabilities	131,165	118,822
DEFERRED REVENUE	2,376	12,006
RETIREMENT PLAN BENEFIT LIABILITY	54,288	52,249
OTHER LIABILITIES	36,303	38,658
Total liabilities	224,132	221,735
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,826,922 and 48,731,026 shares issued, and 47,461,274 and 47,365,378 shares outstanding, at September 30, 2024 and December 31, 2023, respectively	488	487
Additional paid-in capital	717,190	699,554
Retained earnings	907,776	789,553
Accumulated other comprehensive income (loss)	2,578	(1,086)
Treasury stock, at cost (1,365,648 shares at September 30, 2024 and December 31, 2023)	(41,284)	(41,284)
Total shareholders’ equity	1,586,750	1,447,226
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,810,882	$1,668,961

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Material sales	$83,428	$92,492	$272,154	$239,789
Royalty and license fees	74,590	45,915	202,409	165,524
Contract research services	3,609	2,670	10,828	12,796
Total revenue	161,627	141,077	485,391	418,109
COST OF SALES	35,812	34,248	111,109	99,357
Gross margin	125,815	106,829	374,282	318,752
OPERATING EXPENSES:
Research and development	36,089	33,099	110,900	96,840
Selling, general and administrative	15,664	18,084	54,757	50,557
Amortization of acquired technology and other intangible assets	4,551	4,557	13,648	11,442
Patent costs	2,352	2,572	6,735	7,056
Royalty and license expense	154	81	1,928	414
Total operating expenses	58,810	58,393	187,968	166,309
OPERATING INCOME	67,005	48,436	186,314	152,443
Interest income, net	10,592	7,136	30,073	20,301
Other income (loss), net	3,819	(1,693)	416	(3,180)
Interest and other income, net	14,411	5,443	30,489	17,121
INCOME BEFORE INCOME TAXES	81,416	53,879	216,803	169,564
INCOME TAX EXPENSE	(14,546)	(2,363)	(40,743)	(28,531)
NET INCOME	$66,870	$51,516	$176,060	$141,033
NET INCOME PER COMMON SHARE:
BASIC	$1.40	$1.08	$3.69	$2.95
DILUTED	$1.40	$1.08	$3.69	$2.95
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,542,114	47,570,099	47,549,976	47,555,734
DILUTED	47,669,439	47,632,431	47,644,026	47,609,692
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.35	$1.20	$1.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$66,870	$51,516	$176,060	$141,033
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities, net of tax of none, ($318), none, and ($756) respectively	7,093	1,138	4,117	2,706
Actuarial loss on retirement plan, net of tax of none, none, $232 and none, respectively	—	—	(761)	—
Amortization of prior service cost, actuarial loss and curtailment charge for retirement plan included in net periodic pension costs, net of tax of ($3), ($71), ($79), and ($212) respectively	4	253	260	759
Change in cumulative foreign currency translation adjustment	141	(44)	48	22
TOTAL OTHER COMPREHENSIVE INCOME	7,238	1,347	3,664	3,487
COMPREHENSIVE INCOME	$74,108	$52,863	$179,724	$144,520

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
BALANCE, JUNE 30, 2024	200,000	$2	48,814,273	$488	$712,234	$860,058	$(4,660)	1,365,648	$(41,284)	$1,526,838
Net income	—	—	—	—	—	66,870	—	—	—	66,870
Other comprehensive income	—	—	—	—	—	—	7,238	—	—	7,238
Cash dividend	—	—	—	—	—	(19,152)	—	—	—	(19,152)
Stock-based compensation and ESPP activity, net of taxes withheld			12,649	—	4,956	—	—	—	—	4,956
BALANCE, SEPTEMBER 30, 2024	200,000	$2	48,826,922	$488	$717,190	$907,776	$2,578	1,365,648	$(41,284)	$1,586,750

	Nine Months Ended September 30, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2023	200,000	$2	48,731,026	$487	$699,554	$789,553	$(1,086)	1,365,648	$(41,284)	$1,447,226
Net income	—	—	—	—	—	176,060	—	—	—	176,060
Other comprehensive income	—	—	—	—	—	—	3,664	—	—	3,664
Cash dividend	—	—	—	—	—	(57,837)	—	—	—	(57,837)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	95,896	1	17,636	—	—	—	—	17,637
BALANCE, SEPTEMBER 30, 2024	200,000	$2	48,826,922	$488	$717,190	$907,776	$2,578	1,365,648	$(41,284)	$1,586,750

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, JUNE 30, 2023	200,000	$2	48,706,932	$487	$686,501	$709,372	$(16,312)	1,365,648	$(41,284)	$1,338,766
Net income	—	—	—	—	—	51,516	—	—	—	51,516
Other comprehensive income	—	—	—	—	—	—	1,347	—	—	1,347
Cash dividend	—	—	—	—	—	(16,661)	—	—	—	(16,661)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	13,598	—	7,398	—	—	—	—	7,398
BALANCE, SEPTEMBER 30, 2023	200,000	$2	48,720,530	$487	$693,899	$744,227	$(14,965)	1,365,648	$(41,284)	$1,382,366

	Nine Months Ended September 30, 2023
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369
Net income	—	—	—	—	—	141,033	—	—	—	141,033
Other comprehensive income	—	—	—	—	—	—	3,487	—	—	3,487
Cash dividend	—	—	—	—	—	(50,083)	—	—	—	(50,083)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	(415,500)	(4)	12,564	—	—	—	—	12,560
BALANCE, SEPTEMBER 30, 2023	200,000	$2	48,720,530	$487	$693,899	$744,227	$(14,965)	1,365,648	$(41,284)	$1,382,366

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$176,060	$141,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,488	20,128
Amortization of intangibles	13,648	11,442
Amortization of premium and discount on investments, net	(5,930)	(9,436)
Stock-based compensation	23,812	18,623
Deferred income tax (benefit) expense	(12,878)	7,556
Retirement plan expense, net of benefit payments	1,385	2,347
Decrease (increase) in assets:
Accounts receivable	52,157	(29,528)
Inventory	(163)	1,814
Other current assets	(39,278)	(37,653)
Other assets	(4,397)	8,292
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	9,405	(32)
Other current liabilities	(1,977)	(24,186)
Deferred revenue	(9,950)	11,809
Other liabilities	(2,355)	(4,502)
Net cash provided by operating activities	219,027	117,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,960)	(52,208)
Purchases of intangibles	—	(66,563)
Purchases of investments	(337,949)	(303,004)
Proceeds from sale and maturity of investments	200,768	346,407
Net cash used in investing activities	(167,141)	(75,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,776	1,532
Payment of withholding taxes related to stock-based compensation to employees	(8,251)	(7,895)
Cash dividends paid	(57,837)	(50,083)
Net cash used in financing activities	(64,312)	(56,446)
DECREASE IN CASH AND CASH EQUIVALENTS	(12,426)	(14,107)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,985	93,430
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,559	$79,323
SUPPLEMENTAL DISCLOSURES:
Unrealized gain on available-for-sale securities	$4,117	$3,304
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(5,573)	887
Cash paid for income taxes, net of refunds	60,772	81,132

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2024, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three and nine months ended September 30, 2024 and 2023 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland and UDC Korea subsidiaries are also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries is its respective local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). The overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company does not expect ASU 2023-07, which becomes effective during the annual period ending December 31, 2024, to have an impact on its Consolidated Financial Statements and related disclosures.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718). The standard provides guidance to reduce complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. Early adoption is permitted. This guidance can be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest or similar awards granted or modified on or after the effective date for our application of this guidance. The Company does not expect ASU 2024-01, which becomes effective January 1, 2025, to have an impact on its Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Market Value
September 30, 2024
Cash accounts in banking institutions	$78,291	$—	$—	$78,291
Money market accounts	1,268	—	—	1,268
	$79,559	$—	$—	$79,559
December 31, 2023
Cash accounts in banking institutions	$91,717	$—	$—	$91,717
Money market accounts	268	—	—	268
	$91,985	$—	$—	$91,985

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
September 30, 2024
U.S. Government bonds	$470,797	$1,106	$(41)	$471,862
Marketable securities (1)	123	—	—	131
	$470,920	$1,106	$(41)	$471,993
December 31, 2023
Corporate bonds	$1,763	$1	$(5)	$1,759
U.S. Government bonds	420,769	303	(694)	420,378
	$422,532	$304	$(699)	$422,137

(1)
Changes in aggregate fair market value recorded in other income (loss), net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
September 30, 2024
U.S. Government bonds	$374,706	$4,136	$(31)	$378,811
	$374,706	$4,136	$(31)	$378,811
December 31, 2023
U.S. Government bonds	$284,053	$1,457	$(8)	$285,502
	$284,053	$1,457	$(8)	$285,502

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company had minority equity investments in six and five entities, respectively, with a total carrying value of $18.1 million and $14.0 million, respectively, accounted for as equity securities without readily determinable fair values.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$471,862	$471,862	$—	$—
Long-term U.S. Government bonds	378,811	378,811	—	—
Cash equivalents	1,268	1,268	—	—
Short-term Marketable securities	131	131	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$420,378	$420,378	$—	$—
Long-term U.S. Government bonds	285,502	285,502	—	—
Short-term Corporate bonds	1,759	1,759	—	—
Cash equivalents	268	268	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other loss, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2024 or December 31, 2023.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$104,790	$113,400
Work-in-process	28,930	9,433
Finished goods	42,238	52,962
Inventory	$175,958	$175,795

The Company recorded an increase in its inventory reserves of $2.3 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively, due to excess inventory levels in certain products and raw materials.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$12,230	$12,230
Building and improvements	140,258	116,903
Office and lab equipment	150,752	148,465
Furniture, fixtures and computer related assets	17,786	18,970
Construction-in-progress	29,161	22,490
	350,187	319,058
Less: Accumulated depreciation	(158,992)	(143,908)
Property and equipment, net	$191,195	$175,150

Depreciation expense was $6.4 million and $6.9 million for the three months ended September 30, 2024 and 2023, respectively, and $19.5 million and $20.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Merck KGaA	$66,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(199,428)	(186,850)
Acquired technology, net	$77,747	$90,325

Amortization expense related to acquired technology was $4.2 million for both three months ended September 30, 2024 and 2023, and $12.6 million and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $4.2 million for the three months ending December 31, 2024, $16.8 million in the year ending December 31, 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, and $30.3 million thereafter.

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

At September 30, 2024, these other intangible assets consist of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(7,487)	$3,033
Developed IP, processes and recipes	4,820	(2,628)	2,192
Trade name/Trademarks	1,500	(1,231)	269
Other	448	(138)	310
Total identifiable other intangible assets	$17,288	$(11,484)	$5,804

Amortization expense related to other intangible assets was $359,000 for both three months ended September 30, 2024 and 2023, and $1.1 million for both nine months ended September 30, 2024 and 2023. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $359,000 for the three months ending December 31, 2024, $1.4 million for each of the years ending December 31, 2025 and 2026, $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, and $963,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term taxes receivable	$59,673	$60,146
Right-of-use assets	22,214	24,910
Long-term unbilled receivables	19,165	9,074
Long-term contract assets	7,174	9,278
Other long-term assets	1,460	1,881
Other assets	$109,686	$105,289

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2024, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,115	$1,094	$3,307	$3,538
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$—

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	September 30, 2024	December 31, 2023
Right-of-use assets	$22,214	$24,910
Short-term lease liabilities	3,699	3,533
Long-term lease liabilities	20,112	22,855

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2024
Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	3.7%

As of September 30, 2024, current operating leases had remaining terms between two and seven years with options to extend the lease terms.

Undiscounted future minimum lease payments as of September 30, 2024, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2024 (1)	$1,074
2025	4,321
2026	4,401
2027	4,322
2028	4,027
Thereafter	8,051
Total lease payments	26,196
Less: Imputed interest	(2,385)
Present value of lease payments	$23,811

(1)
Scheduled maturities of lease liabilities represent the period from October 1, 2024 to December 31, 2024.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation	$22,301	$29,456
PPG Industries, Inc. agreement	12,514	11,962
Consulting	1,791	2,121
Professional fees	1,545	1,124
Royalties	928	647
Research and development agreements	572	822
Other	13,304	5,948
Accrued expenses	$52,955	$52,080

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $145,000 and $60,000 for the three months ended September 30, 2024 and 2023, respectively, and $1.9 million and $358,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of September 30, 2024, the Company was obligated to pay USC up to $2.0 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $490,000 and $251,000 for the three months ended September 30, 2024 and 2023, respectively, and $1.2 million and $666,000 for the nine months ended September 30, 2024 and 2023, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term lease liabilities	$20,112	$22,855
Long-term taxes payable	15,749	15,749
Other long-term liabilities	442	54
Other liabilities	$36,303	$38,658

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

The Company recorded research and development expense of $4.6 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $12.5 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of September 30, 2024, the Company had issued 200,000 shares of preferred stock, all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of September 30, 2024, the Company had issued 48,826,922 shares of common stock, of which 47,461,274 were outstanding. During the three and nine months ended September 30, 2024 and 2023, the Company repurchased no shares of common stock.

Dividends

During the three months ended September 30, 2024, the Company declared and paid cash dividends of $0.40 per common share, or $19.2 million, and during the nine months ended September 30, 2024, the Company declared and paid cash dividends of $1.20 per common share, or $57.8 million, on the Company’s outstanding common stock.

On October 29, 2024, the Company’s Board of Directors declared a fourth quarter dividend of $0.40 per share to be paid on December 31, 2024 to all shareholders of record of the Company’s common stock as of the close of business on December 17, 2024. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Amounts related to the changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2023, net of tax	$858	$(1,808)	$(136)	$(1,086)
Other comprehensive gain (loss) before reclassification	4,117	(761)	48	3,404
Reclassification to net income (1)	—	260	—	260	Selling, general and administrative, research and development and cost of sales
Change during period	4,117	(501)	48	3,664
Balance September 30, 2024, net of tax	$4,975	$(2,309)	$(88)	$2,578

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized Gain (Loss) on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2022, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)
Other comprehensive gain before reclassification	2,706	—	22	2,728
Reclassification to net income (1)	—	759	—	759	Selling, general and administrative, research and development and cost of sales
Change during period	2,706	759	22	3,487
Balance September 30, 2023, net of tax	$(5,181)	$(9,252)	$(532)	$(14,965)

(1)
The Company reclassified amortization of prior service cost, actuarial loss and curtailment charge for its retirement plan from accumulated other comprehensive income (loss) to net income of $260,000 and $759,000 for the nine months ended September 30, 2024 and 2023, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of September 30, 2024, there were 1,359,167 shares that remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the nine months ended September 30, 2024, the Company granted 86,454 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $14.3 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2024 and 2023, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.8 million and $2.4 million, respectively, research and development expense of $1.3 million and $1.4 million, respectively, and cost of sales of $411,000 and $454,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $6.1 million and $7.8 million, respectively, research and development expense of $4.1 million and $4.4 million, respectively, and cost of sales of $1.3 million and $1.4 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2024 and 2023, 4,505 and 3,190 shares, respectively, with aggregate fair values of $927,000 and $465,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2024 and 2023, 37,927 and 51,154 shares, respectively, with aggregate fair values of $6.8 million and $7.1 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 for both three months ended September 30, 2024 and 2023. Such compensation charges to research and development expense were $182,000 and $188,000, respectively, for the nine months ended September 30, 2024 and 2023.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2024 and 2023, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $471,000 and $363,000, respectively. Such compensation charges to selling, general, and administrative expense were $1.3 million and $1.1 million, respectively, for the nine months ended September 30, 2024 and 2023. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 8,044 and 6,588 shares, respectively, during the nine months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024, the Company granted 69,600 performance units, of which 34,798 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 17,401 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 17,401 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $11.4 million for the nine months ended September 30, 2024, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended September 30, 2024 and 2023, the Company recorded selling, general and administrative expense of $605,000 and $1.5 million, respectively, research and development expense of $269,000 and $607,000, respectively, and cost of sales expense of $167,000 and $376,000, respectively, related to the performance units. For the nine months ended September 30, 2024 and 2023, the Company recorded selling, general and administrative expense of $6.1 million and $1.7 million, respectively, research and development expense of $2.6 million and $982,000, respectively, and cost of sales expense of $1.6 million and $609,000, respectively, related to the performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2024 and 2023, 8,160 and 5,350 shares, respectively, with an aggregate fair value of $1.4 million and $775,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2024 and 2023, the Company issued 11,654 and 13,915 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.8 million and $1.5 million, respectively.

For the three months ended September 30, 2024 and 2023, the Company recorded charges of $29,000 and $36,000, respectively, to selling, general and administrative expense, $69,000 and $61,000, respectively, to research and development expense, and $54,000 and $46,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2024 and 2023, the Company recorded charges of $101,000 and $105,000, respectively, to selling, general and administrative expense, $206,000 and $186,000, respectively, to research and development expense, and $151,000 and $121,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the nine months ended September 30, 2024 and 2023, the Company granted a total of 1,616 and 2,366 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2023 and 2022, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2024, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the nine months ended September 30, 2024 were $1.5 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$211	$238	$626	$713
Interest cost	710	725	1,931	2,174
Curtailment charge	—	—	312	—
Amortization of prior service cost	6	203	27	611
Amortization of loss	—	120	—	360
Total net periodic benefit cost	$927	$1,286	$2,896	$3,858

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2024 and December 31, 2023, the Company had purchase commitments for inventory of $47.7 million and $29.8 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2024	2023	2024	2023	September 30, 2024
A	41%	45%	43%	37%	$13,361
B	24%	20%	24%	23%	$38,028
C	17%	12%	16%	15%	$4,524
D	6%	8%	6%	10%	$8,615

Revenues from outside of North America represented approximately 98% of consolidated revenue for both three months ended September 30, 2024 and 2023, and 98% for both nine months ended September 30, 2024 and 2023. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2024	2023	2024	2023
South Korea	$95,105	$87,231	$305,697	$235,320
China	61,366	48,687	164,072	163,634
Japan	503	2,019	3,013	5,175
Other non-U.S. locations	975	541	2,913	3,856
Total non-U.S. locations	157,949	138,478	475,695	407,985
United States	3,678	2,599	9,696	10,124
Total revenue	$161,627	$141,077	$485,391	$418,109

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	September 30, 2024	December 31, 2023
United States	$119,335	$118,250
Ireland	57,374	42,203
Other	14,486	14,697
Total property and equipment, net	$191,195	$175,150

Substantially all chemical materials were purchased from one supplier. See Note 13 for further explanation.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 17.9% and 4.4% for the three months ended September 30, 2024 and 2023, respectively, and 18.8% and 16.8% for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax expense of $14.5 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $40.7 million and $28.5 million for the nine months ended September 30, 2024 and 2023, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to the benefit of income taxed in foreign jurisdictions partially offset by nondeductible employee compensation and U.S. international tax

(GILTI and Subpart F). During the third quarter of 2023, a change in the U.S. tax regulations associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses resulted in a decrease in the effective income tax rate for the three months ended September 30, 2023.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At this time there is not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credits. During the nine months ended September 30, 2024, the Company recognized an unrealized gain of $4.1 million on available-for-sale securities. The valuation allowance of $1.7 million that resulted from an unrealized loss on available-for-sale securities during prior periods was reversed through accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. There are no indicators against the realizability of the remaining net deferred tax asset.

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS; and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court and is awaiting its decision. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $59.7 million and $60.1 million as of September 30, 2024, and December 31, 2023, respectively for the receipt of the Korean withholding tax. The Company also recorded foreign exchange gain of $3.2 million and foreign exchange loss of $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and foreign exchange loss of $545,000 and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term liability of $15.7 million as of September 30, 2024 and December 31, 2023, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

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

For both three months ended September 30, 2024 and 2023, the Company recorded 98% of its revenue from OLED related sales and 2% from the providing of services through Adesis. For the nine months ended September 30, 2024 and 2023, the Company recorded 98% and 97%, respectively, of its revenue from OLED related sales and 2% and 3%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2024
Accounts receivable	$87,693
Short-term unbilled receivables	50,213
Long-term unbilled receivables	19,165
Short-term contract assets	2,909
Long-term contract assets	7,174
Short-term deferred revenue	47,393
Long-term deferred revenue	2,376

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of September 30, 2024 will be recognized as materials are shipped to customers over the remaining contract periods. As of September 30, 2024, the Company had $24.4 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Nine Months Ended September 30, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	86,825
Increases due to cash received	—	(82,928)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	6,053
Unbilled receivables recorded, net	109,246	—
Contract assets recorded, net	(1,893)	—
Transferred to receivables from unbilled receivables	(70,026)	—
Net change	37,327	9,950
Balance at September 30, 2024	$79,461	$(49,769)

	Nine Months Ended September 30, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	143,064
Increases due to cash received	—	(159,989)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	5,116
Unbilled receivables recorded, net	29,094	—
Contract assets recorded, net	(1,860)	—
Transferred to receivables from unbilled receivables	(24,893)	—
Net change	2,341	(11,809)
Balance at September 30, 2023	$40,798	$(75,687)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $6.1 million for the nine months ended September 30, 2024 as compared to $5.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$66,870	$51,516	$176,060	$141,033
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(126)	(243)	(452)	(709)
Adjusted net income	$66,744	$51,273	$175,608	$140,324
Denominator:
Weighted average common shares outstanding – Basic	47,542,114	47,570,099	47,549,976	47,555,734
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	276	499	1,179	1,764
Restricted stock awards and units and performance units	127,049	61,833	92,871	52,194
Weighted average common shares outstanding – Diluted	47,669,439	47,632,431	47,644,026	47,609,692
Net income per common share:
Basic	$1.40	$1.08	$3.69	$2.95
Diluted	$1.40	$1.08	$3.69	$2.95

For the three months ended September 30, 2024 and 2023, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 17,538 and 39,426, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2024 and 2023, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 13,530 and 34,291, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2024, Adesis employed a team of 137 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), was formed as a Delaware corporation. Based in California, OVJP Corp was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. As of September 30, 2024, OVJP Corp employed a team of 26 research, mechanical, electrical and software engineers and laboratory technicians. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. We believe the successful implementation of the OVJP technology has the potential to increase the addressable market for large-size OLED panels while also serving another potential growth market for our proprietary PHOLED materials and technologies.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
REVENUE:
Material sales	$83,428	$92,492	$(9,064)
Royalty and license fees	74,590	45,915	28,675
Contract research services	3,609	2,670	939
Total revenue	161,627	141,077	20,550
COST OF SALES	35,812	34,248	1,564
Gross margin	125,815	106,829	18,986
OPERATING EXPENSES:
Research and development	36,089	33,099	2,990
Selling, general and administrative	15,664	18,084	(2,420)
Amortization of acquired technology and other intangible assets	4,551	4,557	(6)
Patent costs	2,352	2,572	(220)
Royalty and license expense	154	81	73
Total operating expenses	58,810	58,393	417
OPERATING INCOME	67,005	48,436	18,569
Interest income, net	10,592	7,136	3,456
Other income (loss), net	3,819	(1,693)	5,512
Interest and other income, net	14,411	5,443	8,968
INCOME BEFORE INCOME TAXES	81,416	53,879	27,537
INCOME TAX EXPENSE	(14,546)	(2,363)	(12,183)
NET INCOME	$66,870	$51,516	$15,354

Revenue

Our total material sales were $83.4 million for the three months ended September 30, 2024, as compared to $92.5 million for the three months ended September 30, 2023, a decrease of 10% with an increase in unit material volume of 1%. The decrease in material sales was primarily due to customer mix.

•
Green emitter sales for the three months ended September 30, 2024, which include our yellow-green emitters, were $62.6 million as compared to $68.9 million for the three months ended September 30, 2023, with unit material volumes decreasing by 1%.
•
Red emitter sales for the three months ended September 30, 2024 were $20.1 million as compared to $22.1 million for the three months ended September 30, 2023, with unit material volumes increasing by 6%.

Revenue from royalty and license fees was $74.6 million for the three months ended September 30, 2024 as compared to $45.9 million for the three months ended September 30, 2023, an increase of 62%. The increase was primarily the result of changes in customer mix and the change in the cumulative catch-up adjustment between periods as described below.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $5.3 million for the three months ended September 30, 2024 as compared to a decrease of $1.5 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $3.6 million for the three months ended September 30, 2024 as compared to $2.7 million for the three months ended September 30, 2023, an increase of 35%. The increase in contract research services revenue was primarily due to the timing of completion of several contract research projects by our subsidiary, Adesis, during the three months ended September 30, 2024. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of sales

Cost of sales for the three months ended September 30, 2024 increased by $1.6 million as compared to the three months ended September 30, 2023, primarily due to product mix and an increase in unit material volume. As a result of the increase in revenue from royalty and license fees, partially offset by a decrease in revenue from material sales, gross margin for the three months ended September 30, 2024 increased by $19.0 million as compared to the three months ended September 30, 2023, with gross margin as a percentage of revenue increasing to 78% from 76%.

Research and development

Research and development expenses increased to $36.1 million for the three months ended September 30, 2024, as compared to $33.1 million for the three months ended September 30, 2023. The increase in research and development expenses was primarily due to higher operating costs, including increased PPG development activity.

Selling, general and administrative

Selling, general and administrative expenses decreased to $15.7 million for the three months ended September 30, 2024, as compared to $18.1 million for the three months ended September 30, 2023. The decrease in selling, general and administrative expenses was primarily due to lower employee-related expenses, including incentive and stock-based compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.6 million for both three months ended September 30, 2024 and 2023.

Patent costs

Patent costs decreased to $2.4 million for the three months ended September 30, 2024, as compared to $2.6 million for the three months ended September 30, 2023.

Royalty and license expense

Royalty and license expense increased to $154,000 for the three months ended September 30, 2024, as compared to $81,000 for the three months ended September 30, 2023.

Interest and other income, net

Interest income, net was $10.6 million for the three months ended September 30, 2024, as compared to $7.1 million for the three months ended September 30, 2023. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as well as higher available-for-sale investment balances. Other income (loss), net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $3.8 million for the three months ended September 30, 2024 as compared to other loss, net of $1.7 million for the three months ended September 30, 2023.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 17.9% and 4.4% for the three months ended September 30, 2024 and 2023, respectively, and we recorded income tax expense of $14.5 million and $2.4 million, respectively, for those periods. During the third quarter of 2023, a change in the U.S. tax regulations associated with the ability to credit Chinese withholding taxes, as well as a change in the capitalization rules for research and development expenses resulted in a decrease in the effective income tax rate for the three months ended September 30, 2023.

Comparison of the Nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
REVENUE:
Material sales	$272,154	$239,789	$32,365
Royalty and license fees	202,409	165,524	36,885
Contract research services	10,828	12,796	(1,968)
Total revenue	485,391	418,109	67,282
COST OF SALES	111,109	99,357	11,752
Gross margin	374,282	318,752	55,530
OPERATING EXPENSES:
Research and development	110,900	96,840	14,060
Selling, general and administrative	54,757	50,557	4,200
Amortization of acquired technology and other intangible assets	13,648	11,442	2,206
Patent costs	6,735	7,056	(321)
Royalty and license expense	1,928	414	1,514
Total operating expenses	187,968	166,309	21,659
OPERATING INCOME	186,314	152,443	33,871
Interest income, net	30,073	20,301	9,772
Other income (loss), net	416	(3,180)	3,596
Interest and other income, net	30,489	17,121	13,368
INCOME BEFORE INCOME TAXES	216,803	169,564	47,239
INCOME TAX EXPENSE	(40,743)	(28,531)	(12,212)
NET INCOME	$176,060	$141,033	$35,027

Revenue

Our total material sales were $272.2 million for the nine months ended September 30, 2024, as compared to $239.8 million for the nine months ended September 30, 2023, an increase of 13% with an increase in unit material volume of 19%. The increase in material sales was primarily due to strengthened demand for our emitter materials, partially offset by changes in customer mix.

•
Green emitter sales for the nine months ended September 30, 2024, which include our yellow-green emitters, were $205.0 million as compared to $180.5 million for the nine months ended September 30, 2023, with unit material volumes increasing by 17%.
•
Red emitter sales for the nine months ended September 30, 2024 were $63.3 million as compared to $54.9 million for the nine months ended September 30, 2023, with unit material volumes increasing by 27%.

Revenue from royalty and license fees was $202.4 million for the nine months ended September 30, 2024 as compared to $165.5 million for the nine months ended September 30, 2023, an increase of 22%. The increase in royalty and license fees was primarily the result of higher unit material volume and changes in customer mix.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $6.1 million for the nine months ended September 30, 2024 as compared to $5.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

Contract research services revenue was $10.8 million for the nine months ended September 30, 2024 as compared to $12.8 million for the nine months ended September 30, 2023, a decrease of 15%. The decrease in contract research services revenue was primarily due to the timing of completion of several contract research projects by our subsidiary, Adesis, during the nine months ended September 30, 2024. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of sales

Cost of sales for the nine months ended September 30, 2024 increased by $11.8 million as compared to the nine months ended September 30, 2023, primarily due to an increase in the level of materials sales and product mix, partially offset by a $4.0 million decrease in inventory reserve expense. As a result of the increase in revenue from royalty and licenses fees and material sales, gross margin for the nine months ended September 30, 2024 increased by $55.5 million as compared to the nine months ended September 30, 2023, with gross margin as a percentage of revenue increasing to 77% from 76%.

Research and development

Research and development expenses increased to $110.9 million for the nine months ended September 30, 2024, as compared to $96.8 million for the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to higher operating costs, including increased PPG development activity, employee-related expenses and contract research costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $54.8 million for the nine months ended September 30, 2024, as compared to $50.6 million for the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related expenses, including higher stock-based compensation and salaries expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $13.6 million for the nine months ended September 30, 2024, as compared to $11.4 million for the nine months ended September 30, 2023. The increase was due to the commencement of amortization expense associated with the Merck KGaA patent acquisition that was completed on April 28, 2023.

Patent costs

Patent costs decreased to $6.7 million for the nine months ended September 30, 2024, as compared to $7.1 million for the nine months ended September 30, 2023.

Royalty and license expense

Royalty and license expense increased to $1.9 million for the nine months ended September 30, 2024, as compared to $414,000 for the nine months ended September 30, 2023. The increase was due to a one-time expense of $1.5 million in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other income, net

Interest income, net was $30.1 million for the nine months ended September 30, 2024, as compared to $20.3 million for the nine months ended September 30, 2023. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as well as higher available-for-sale investment balances. Other income (loss), net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $416,000 for the nine months ended September 30, 2024 as compared to other loss, net of $3.2 million for the nine months ended September 30, 2023.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 18.8% and 16.8% for the nine months ended September 30, 2024 and 2023, respectively, and we recorded income tax expense of $40.8 million and $28.5 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of September 30, 2024, we had cash and cash equivalents of $79.6 million, short-term investments of $472.0 million, and long-term U.S. Government bonds investments of $378.8 million for a total of $930.4 million. This compares to cash and cash equivalents of $92.0 million, short-term investments of $422.1 million, and long-term U.S. Government bond investments of $285.5 million for a total of $799.6 million as of December 31, 2023.

Cash provided by operating activities for the nine months ended September 30, 2024 was $219.0 million resulting from $176.1 million of net income, $39.5 million from non-cash items including stock-based compensation, depreciation and amortization of intangibles, and $3.4 million due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in accounts receivable of $52.2 million and an increase in accounts payable and accrued expenses of $9.4 million, partially offset by an increase in other assets of $43.7 million, a decrease in deferred revenue of $10.0 million, a decrease in other liabilities of $4.3 million and an increase in inventory of $163,000.

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

Cash used in investing activities was $167.1 million for the nine months ended September 30, 2024, as compared to $75.4 million for the nine months ended September 30, 2023. The increase was due to timing of maturities and purchases of investments resulting in net purchases of $137.1 million for the nine months ended September 30, 2024, as compared to net sales and maturities of $43.4 million for the nine months ended September 30, 2023, partially offset by a decrease in purchases of intangibles and property, plant and equipment of $88.8 million. The decrease in the purchases of intangibles and property, plant and equipment during the nine months ended September 30, 2024 was primarily due to the Merck KGaA patent acquisition on April 28, 2023.

Cash used in financing activities was $64.3 million for the nine months ended September 30, 2024, as compared to $56.4 million for the nine months ended September 30, 2023. The increase was due to an increase in the cash payment of dividends in the current year of $7.8 million and an increase in the payment of withholding taxes related to stock-based compensation to employees of $356,000, partially offset by an increase in the proceeds from the issuance of common stock of $244,000.

Working capital was $810.7 million as of September 30, 2024, as compared to $798.3 million as of December 31, 2023. The increase was primarily due to increases in short-term investments and other current assets, partially offset by a decrease in accounts receivable.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: October 30, 2024	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer