Form 10-K
period 2024-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2025-02-20
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market as of June 28, 2024, was $9,245,044,038. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 18, 2025, the registrant had outstanding 47,469,086 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2025 (the first business day after the 120th day following the end of the registrant's fiscal year), are incorporated by reference into Part III of this report.

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
•
our ability to protect our patented and non-patented intellectual property in each of the jurisdictions in which our materials are commercially utilized;
•
our ability to defend against third-party challenges to our existing and future intellectual property rights and associated technology in each of the jurisdictions in which our customers operate;
•
our ability to maintain our competitive position following the expiration of our fundamental phosphorescent organic light-emitting diode (PHOLED) patents;
•
our ability to maintain strategic relationships with manufacturers of OLED products and collaborate with our customers in the development of next generation OLED technologies;
•
payments that we expect to receive under our existing contracts with OLED manufacturers and the terms of contracts that we expect to enter into with OLED manufacturers in the future upon the entry of alternative OLED technologies;
•
the potential commercial applications of and future demand for our OLED technologies and materials, and of our OLED products in general;
•
the stability of the global economy, consumer spending and global supply chains, as well as volatility in and disruption of financial markets;
•
our ability to offer and our customers’ willingness to continue to purchase our materials in the event of substantial increases in tariffs or export restrictions resulting from international trade or geopolitical disputes;
•
our customers' development and use of more efficient manufacturing material processing protocols and complementary material technology advancements that result in the more efficient utilization of our materials, and therefore reduce their requirements for our materials;
•
the comparative advantages and disadvantages of our OLED technologies and materials versus existing and future competing technologies and materials in each of the jurisdictions in which our customers are located;
•
the outcomes of our ongoing and future research and development activities, and those of others, relating to OLED technologies and materials, including advancements that may reduce the need for our PHOLED dopants and enable the utilizations of alternative PHOLED technologies;
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

PART I

ITEM 1. BUSINESS

Our Company

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light that can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, monitor, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. We believe that this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. We also believe that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. Our technology leadership, our current intellectual property position, and our more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable us to continue to share in the revenues from OLED displays and lighting products as they continue to gain wider adoption.

Our primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty lighting products; and (2) further develop and either license or otherwise commercialize our proprietary OLED material, device design and manufacturing technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 6,500 patents issued and pending worldwide.

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

Based on these characteristics, product manufacturers have adopted small-area OLED displays for use in a wide variety of electronic devices, such as smartphones, wearables, notebook computers and tablets. Manufacturers are increasingly commercializing large-area OLED displays for use in televisions and monitors. We believe that if these efforts are successful, they could result in sizeable markets for OLED displays.

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

The Solid-State Lighting Market

Solid-state lighting relies on the direct conversion of electricity to visible light using semiconductor materials. By avoiding the heat and plasma-producing processes of traditional incandescent bulbs and fluorescent lamps, respectively, solid-state lighting products can have substantially higher energy conversion efficiencies and have been widely adopted in many countries around the world as the use of non-efficient light sources has been curtailed through the adoption of regulatory standards for lighting products.

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current commercial LED offerings are gnerally characterized by high operating temperatures and intense brightness which may make them less desirable for many lighting applications.

OLEDs, on the other hand, can be designed to provide improved lighting characteristics because they can be larger in size and can be viewed directly, without using diffusers that are required to temper the intense brightness of traditional LEDs. OLEDs can be fabricated onto any suitable surface, including glass, plastic or metal foil, and could be cost-effective to manufacture in high volume. Given these characteristics, product manufacturers are working on and have introduced limited product applications of OLEDs for diffuse specialty lighting applications and ultimately general illumination. If these efforts are successful, we believe that OLED lighting products could begin to be used for applications currently addressed by other existing lighting technologies, as well as for new applications that take advantage of the OLED form factor. In particular, the ability of OLED technology to produce uniform illumination over arbitrary shapes is making OLED lighting very attractive to the automobile industry as well as the digital signage industry.

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

Through our internal development efforts, acquisitions, and long-standing relationships with academic partners, research institutions and product manufacturers, we own, exclusively license or have the sole right to sublicense more than 6,500 patents issued and pending worldwide. We continue to enhance and grow our OLED technology and materials patent portfolio organically through internal research and development, partnering with third parties, and by acquisition. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

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

We have a proven track record of delivering consistent, high-quality OLED material to our customers. We provide just-in-time supply to our customers and serve as a sole source to them for many of our critical proprietary PHOLED dopant materials. We believe that our unparalleled manufacturing partners, namely PPG, our well-established supply chain, our multi-tier quality testing, and our product assurance protocols make us a preferred partner for our customers and for any large-scale OLED display manufacturer that wants to deliver to high-quality international end-customers.

In 2024, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox), Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT), and Japan Display, Inc. Other licensed customers of our technology in 2024 included Sharp Corporation, AU Optronics Corporation (AU Optronics), Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

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

Develop Next-Generation Organic Technologies

We continue to conduct research and development activities relating to next-generation OLED technologies for both displays and lighting products, including next generation emissive layer technologies and dry printing technologies such as organic vapor jet printing (OVJP), which we discuss in more detail below. We also are funding research by existing and new academic partners and research institutions on the use of OLED and other related technologies in other applications. Our focus on next-generation technologies is designed to enable us to maintain our position as a leading provider of OLED and other organic electronics technologies and materials as new markets emerge.

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

In 2024, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, from each of which we had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

Our technology and materials are most commonly utilized in the emissive layer; the materials in the emissive layer are the light-generating component of the OLED stack. Many of our key technologies relate primarily to phosphorescent materials that efficiently harvest energy for the direct and indirect emission of light, which we believe enable more energy efficient utilization of energy conversion to light relative to the use of fluorescent emitter materials that can also be used to generate light within the emissive layer of the OLED device without the assistance of a phosphorescent material. We began selling phosphorescent emitter materials commercially in 2003. A manufacturer will use a small amount of such material for each device through a process called “doping” into a host material. The emitter material(s) and the host material(s) together form an emissive layer system. Depending on the nature of the OLED device, the emissive materials and emissive layer system may be designed to emit different colors. We have commercially produced and sold phosphorescent emitter materials that can produce red, yellow, green and light-blue light, which are combined in various ways for the display and lighting markets.

Our current materials business, conducted outside the United States by UDC Ireland, is focused primarily on the delivery of such energy efficient emissive enabling materials. We have also developed host materials for the emissive layer and began selling them commercially in 2011. In addition to our materials, which are generally protected by patents covering various molecular structures, we also have system and process patents that cover various fundamentally important aspects of the OLED device, device architectures, use of materials in devices and OLED manufacturing processes. These patents are important to our licensing business because they enable us to provide our business partners important OLED related technologies.

Our PHOLED Technologies

PHOLED technologies utilize specialized materials and device structures that enable OLEDs to achieve reduced power consumption thereby providing an energy efficient product. Phosphorescent material can be utilized to enable energy efficient display and lighting performance in multiple ways. The OLED device can be designed so that the energy is harvested, and the light is emitted by the phosphorescent material which is typically referred to as a PHOLED, as is common in current OLED designs. There are OLED design structures that propose combining phosphorescent and fluorescent materials in a common stack, such as device structures that utilize phosphorescent material to harvest energy and then transfer the energy to another material to emit the light, such as thorough a system referred to as phosphorescent sensitized fluorescence (“PSF”). We believe that without the use of a phosphorescent material, traditional fluorescent OLEDs emit light through an inherently less efficient process. The use of a phosphorescent material to harvest energy for the efficient emission of light, whether directly or indirectly, substantially reduces the power requirements of an OLED and is useful in displays for hand-held devices, such as smartphones, where battery power is often a limiting factor. The efficient emission of light through the use of phosphorescence technology is also important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency.

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2024, we continued our commercial supply relationships with companies such as BOE, CSOT, LG Display, SDC, Tianma, and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

Our Additional Proprietary OLED Technologies

Our intellectual property, research, development and commercialization efforts also encompass a number of other OLED device and manufacturing technologies, including, but not limited to, the following:

FOLED ™ Flexible OLEDs

We are working on a number of technologies required for the fabrication of OLEDs on flexible substrates. Most other flat panel displays are built on rigid glass substrates. In contrast, FOLEDs are OLEDs built on non-rigid substrates such as plastic or metal foil. This has the potential to enhance durability and enable conformation to certain shapes or repeated bending or flexing. Many OLED smartphone displays are built on plastic substrates including those produced by many of our customers. Several of our customers demonstrated different foldable and rollable FOLED displays at recent Consumer Electronics Shows in Las Vegas, NV. The commercial introduction of such FOLED product offerings demonstrates the viability of new display product applications, such as portable, roll-up communications televisions, tablets, notebook computers and smartphones, as well as enhances the usefulness of such devices in ruggedized, industrial and wearable computing systems. Manufacturers also may be able to produce FOLEDs using more efficient continuous, or roll-to-roll, processing methods in the future. Our internal research and development efforts are expected to enhance and promote the future adoption of consumer and industrial FOLED devices.

OVJP® Organic Vapor Jet Printing

OLEDs could be manufactured using other processes as well, including OVJP. As a direct printing technique, OVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, OVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, an OVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. OVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In 2019, we installed a red-green-blue OVJP pilot tool at our Ewing, New Jersey facility, and we continue to collaborate on OVJP technology development with Professor Forrest of Michigan. In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp) in California, as a Delaware corporation, which was founded to advance the commercialization of our proprietary OVJP technology. In December 2024, we announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to our newly formed subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC) in Singapore, as well as continued operations in our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for OVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary plans to assess additional market opportunities where this technology may be transformative. We believe the successful implementation of OVJP technology has the potential to grow the market for our proprietary PHOLED materials and technologies.

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

On December 2, 2022, we entered into new patent license and supplemental purchase agreements with SDC, both with an effective date of January 1, 2023. These agreements, which cover the manufacture and sale of specified OLED display materials, last through the end of 2027 with an additional two-year extension option for SDC. Under these agreements, we are being paid a license fee, which includes quarterly and annual payments over the agreement term. These agreements convey to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets. The supplemental purchase agreement provides for minimum annual purchase obligations of red and green phosphorescent emitter material from us for use in the manufacture of licensed products. The minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement. SDC is currently the largest manufacturer of AMOLED displays for smartphones and other personal electronic devices and produces displays for a number of different smartphone and electronic device manufacturers.

We have been working with LG Display and its affiliates for over 15 years. In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display. The terms of these agreements have been extended through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue. LG Display is currently the largest manufacturer of AMOLED displays for large-area televisions and produces display panels for a number of different television manufacturers.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. These materials are produced in batch quantities by PPG to our exacting product specifications using our manufacturing process and know-how. We qualify each batch of emitters at our device qualification facilities to ensure that they meet required specifications, and we store qualified product inventory for delivery to our customers. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2024, we completed successful Recertification Audits on our ISO 9001:2015 Quality Management Systems, our ISO 14001:2015 Environmental Management Systems, and our ISO 45001:2018 Occupational Health and Safety Management Systems.

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which, by amendment in February 2021, continues through December 31, 2025, and thereafter is automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

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

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2024. Most of these relationships are focused on combining our proprietary PHOLED emitting dopants with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitting dopant products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our dopant and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

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

Our Ewing facility houses multiple OLED deposition systems, including numerous display fabrication tools. In addition, the facility contains equipment for substrate patterning, organic material deposition, display packaging, module assembly and extensive testing in Class 100 and 100,000 clean rooms and opto-electronic test laboratories. Our facility also includes state-of-the-art synthetic and analytical chemistry laboratories in which we conduct OLED materials research and make small quantities of new materials that we then test in OLED devices.

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

Our Contract Development and Manufacturing Organization: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis), a contract development and manufacturing organization (CDMO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware, and in another, leased, over 40,000 square foot facility in Wilmington, Delaware. As of December 31, 2024, Adesis employed a team of 139 research scientists, chemists, engineers and laboratory technicians.

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

The 2006 Research Agreement currently extends through April 2025, at which time the parties expect to extend the agreement. We make payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2024, we were obligated to pay USC up to $1.7 million for work to be performed during the remaining extended term.

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

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes more than 6,500 U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

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

As of December 31, 2024, we owned more than 6,500 unexpired issued patents and pending patent applications around the world in addition to the hundreds of patents and patent applications we exclusively license from our research partners, as discussed below.

Patents We License from Research Partners

We exclusively license patent rights from a number of university research partners. Generally, we sponsor scientific researchers at universities to undertake pre-defined research programs, and in exchange we receive license rights to patents that may be developed under the programs. As part of these programs, we may provide compensation in the form of support for research program-related activities, reimbursement for patent related costs, as well as providing for some forms of licensing and/or sublicensing fees for licensed technology that is commercialized by us or our customers. We have expanded our sponsored research programs over the past 10 years to include additional scientific researchers at a number of different institutions that we believe can provide breakthroughs in promising new fields of research that may benefit the OLED marketplace. As of December 31, 2024, the patent rights we exclusively license from all our university research partners included more than 600 issued patents and pending patent applications in jurisdictions around the world. Under our university patent license agreements, we are generally free to sublicense to third parties all or any portion of the licensed patent rights for the life of the licensed patents, though our rights are subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

As part of our university license agreements, we may be required to compensate the universities to the extent we, or our sublicensees, utilize the licensed technology in commercial products. Under the 1997 Amended License Agreement we are required to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed patents used by our sublicensees. We owed royalties under the 1997 Amended License Agreement of $2.0 million for the year ended December 31, 2024.

Acquired Patents and Other Intellectual Property

From time to time we acquire patents and other intellectual property that we believe provide strategic business opportunities, such as the patent and technology portfolio we acquired from Motorola Solutions, Inc. (f/k/a Motorola, Inc.) (Motorola) in 2011, Fujifilm Corporation in 2012 and the following portfolios from BASF, and Merck KGaA:

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

Lighting Industry Competitors

Although there has been a movement to phase out traditional incandescent bulbs throughout many countries, traditional incandescent bulbs and fluorescent lamps remain entrenched products in the lighting industry. In addition, compact fluorescent lamps and solid-state LEDs have been introduced into the market and would compete with OLED lighting products. LEDs have realized significant market adoption in the general lighting market. Having attributes different from fluorescent lamps and LEDs, OLEDs may compete directly with these products for certain lighting applications. However, manufacturers of LEDs and compact fluorescent lamps may succeed in more broadly adapting their products to various lighting applications, or others may develop competing solid-state lighting technologies that are superior to OLEDs. Again, we cannot predict whether or when this might occur.

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

Our licensing business is based on our control of a broad portfolio of OLED-related device patents and technologies. We believe this portfolio includes fundamental patents in the field of phosphorescent OLED materials and devices, as well as certain additional complementary OLED technologies. As discussed above, alternative technologies, such as fluorescent OLED emitter materials, exist and could be competitive to our phosphorescent OLED material solutions. However, fluorescent materials have characteristics that we believe many market participants consider less desirable than those of phosphorescent materials. Suppliers of fluorescent emitter materials include Solus Advanced Materials Co., Ltd., Dow Chemical (previously Gracel Display), Idemitsu Kosan and SFC Co. Ltd. Fluorescent materials may also be viewed as complementary in that they can be used in the same OLED stack as phosphorescent materials, and within the same emissive layer as phosphorescent materials to provide unique performance characteristics.

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

Our existing business relationships with SDC and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the display and lighting industries. However, others, such as those working to develop thermally activated delayed fluorescence (TADF) and phosphorescent sensitized fluorescence, may succeed in developing new OLED technologies, materials and alternative solutions that may supplement or be utilized in place of ours. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial displays and lighting products.

Our Venture Capital Business: UDC Ventures LLC

Our wholly-owned subsidiary, UDC Ventures LLC, is a corporate venture capital entity that funds companies we believe are developing innovative products and technologies that may be synergistic or complementary to our business and/or business strategies or which may otherwise provide favorable investment opportunities.

Human Capital

As of December 31, 2024, we had 468 active employees, none of whom are unionized. Of these employees, 345 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. Women represent 40% of our executive management team, 16% of our leadership (Director level and above) and 22% of our total workforce, as well as 40% of our Board of Directors. We have employees from over 25 countries in our workforce, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. In 2024 our voluntary turnover rate was 6%, and we had an overall employee growth rate of 3%. Additional data, including historical turnover and diversity information, as well as our corporate policies relating to our employee engagement and human capital, are updated on our website www.oled.com, and included in our annual Corporate Responsibility Report.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business commenced in 1994 through the operations of a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed or acquired other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Limited (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan GK (2011), UDC Ireland Limited (2012), Universal Display Corporation China, Ltd. (2016), Adesis, Inc. (2016), UDC Ventures LLC (2019), OLED Material Manufacturing Limited (2020), OVJP Corporation (2020), and Universal Vapor Jet Corporation Pte. Ltd. (2024), and we established a representative office in Taiwan (2011).

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 20, 2025:

Name	Age	Position
Steven V. Abramson	73	President, Chief Executive Officer and Director
Julia J. Brown	63	Executive Vice President and Chief Technical Officer
Janice K. Mahon	67	Senior Vice President of Technology Commercialization and General Manager, Commercial Sales Business
Brian Millard	42	Vice President, Chief Financial Officer and Treasurer
Mauro Premutico	59	Senior Vice President, Planning, Chief Legal Officer and Secretary

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2024, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as a result of the expiration of these patents.

We have more than 6,500 issued and pending patents relating to our OLED technologies. There is no assurance that these patents and applications will not be challenged prior to their respective expirations in any of the jurisdictions in which they are utilized, or that if challenged, we will be able to secure sufficient breadth of protection, and monetary and injunctive relief for the violation of our rights to make up for the business harm resulting from such activities. Moreover, there can be no assurance that competitors will not develop or produce competing PHOLED material designs that may be outside of our existing patents. There may also be fundamental new advancements in the field of OLED technology that could enable the commercial use of older and unpatented PHOLED materials or the adoption of new OLED materials that do not require the utilization of our proprietary PHOLED materials to achieve superior performance characteristics.

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

Recent and continuously evolving changes in law in the various jurisdictions in which we operate may make it more difficult for patent holders to secure future patents and/or enforce existing patents. As a result of the less rigid approach to assessing obviousness, defending the validity of or obtaining patents may be more difficult.

Recent court decisions and changes in regulations may also impact the enforcement of our patents. For example, we may not be able to enjoin certain third party uses of products or methods covered by our patents following the initial authorized sale, even where those uses are expressly proscribed in an agreement with the buyer. Also, we may face increased difficulty enjoining infringement of our patents. Some jurisdictions have held that an injunction should not automatically issue based on a finding of patent infringement, but should be determined based on a test balancing considerations of the patentee’s interest, the infringer’s interest, and the public’s interest. Obtaining enhanced damages for willful infringement of our patents may also be more difficult even in those cases where we successfully prove a third party has infringed our patents, as a recent case set a more stringent standard for proving willful infringement.

Therefore, as a result of such rulings and principles, it may be more difficult for us to defend our currently issued patents, obtain additional patents in the future or achieve the desired competitive effect even when our patents are enforced. If we are unable to so defend our currently issued patents, or to obtain new patents for any reason, our business would suffer.

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

Our competitors have developed and continue to develop OLED technologies that differ from, compete with or reduce the requirements for our OLED technologies. In particular, competing and complementary fluorescent and thermally activated delayed fluorescence OLED technology may become a viable alternative or supplement to our phosphorescent OLED technology. Moreover, our competitors may succeed in developing new OLED technologies that may become more cost-effective or have fewer limitations than our OLED technologies. If our OLED technologies, and particularly our phosphorescent OLED technology, are unable to continue to capture a substantial portion of the OLED product market, our business strategy may fail.

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

Epidemics and pandemics could negatively impact the global economy, disrupt consumer spending and global supply chains, and create significant volatility and disruption of financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. The extent of such impact would depend on factors such as the duration and severity of the event, which would likely be difficult to predict.

Any downturn in U.S. or global economic conditions may have a significant adverse effect on our business.

There have been significant and sustained economic downturns in the U.S. and globally in the past. These downturns have placed pressure on consumer demand, and the resulting impact on consumer spending has had a material adverse effect on the demand for consumer electronic products. Similar downturns in the future may have a significant adverse effect on one or more of our licensees as an enterprise, which could result in those licensees reducing their efforts to commercialize products that incorporate our OLED technologies and materials. Consumer demand and the condition of the display and lighting industries may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, trade wars, epidemics and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the demand for our customers’ products, and thus our business.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG currently runs through the end of 2025 and shall be automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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
•
political instability in the countries in which we and/or our customers operate, particularly in South Korea with respect to South Korea's disputes with and proximity to North Korea, in Hong Kong relating to anti-government protests and in Taiwan relating to its disputes with China;
•
third party theft or compromise of our products, technology, data or intellectual property, including by means of counterfeiting or reverse-engineering;
•
difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•
fluctuations in foreign currency exchange rates for any revenues or expenses not denominated in U.S. dollars;
•
potentially adverse tax and tariff consequences
•
potential mandatory regulatory requirements in some jurisdictions that domestic manufacturers source at least a portion of their critical OLED materials from domestic manufacturers; and
•
trade conflicts between and among various geopolitical factions that could result in trade restrictions being placed on our business and sale of OLED materials.

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

As of February 20, 2025, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our late founder and former Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Members of our management team, most notably our Chief Financial Officer, who has responsibility for managing our Information Technology and Security functions, are responsible for leading our cybersecurity program. Our management team meets regularly with our information technology leadership personnel, including our Vice President, Head of Global Information Technology, who reports to our Chief Financial Officer, to receive updates and data on cybersecurity management activities, including assessments on emerging technologies and evaluations of recommended practices related to cybersecurity measures. Our Vice President, Head of Global Information Technology, who has decades of information technology leadership experience, and our Chief Financial Officer maintain their expertise through participating in events such as continuing education and training, and information-sharing collaborations. We also retain a third-party Information Security consulting firm to advise on and assess our cybersecurity processes on an ongoing basis.

The Audit Committee of our Board of Directors has oversight responsibility for our cybersecurity program. Our Chief Financial Officer and Information Technology leadership provide periodic updates regarding our cybersecurity risk management strategy and related activities to the Audit Committee, and provide other information as needed or requested to facilitate the committee’s oversight of our cybersecurity risk. The chair of our Audit Committee, who previously founded and for 19 years led an information technology consulting company that specialized in providing software and systems integration, business process and technical consulting to multinational companies, holds a certification in Systemic Cyber Risk Governance for Corporate Directors. Other members of our full Board of Directors, which also receives periodic briefings on cybersecurity matters, also have received professional education and training related to cybersecurity.

Despite our efforts to manage the risk from cybersecurity threats, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See Item 1A. “Risk Factors” for a further discussion of our cybersecurity risks.

ITEM 2. PROPERTIES

As of December 31, 2024, our principal operating facilities were located at the following locations:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the Nasdaq Global Select Market website under the symbol “OLED.” As of February 20, 2025, there were approximately 239 holders of record of our common stock.

During 2022, 2023 and 2024, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2019 to December 31, 2024, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the S&P 500 Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2019 in each of our common stock, the Russell 2000 Index and the S&P 500 Electronics Components Index.

	Cumulative Total Return
	12/19	12/20	12/21	12/22	12/23	12/24
Universal Display Corp.	$100.00	$111.93	$80.71	$53.38	$95.35	$73.54
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P 500 Electronic Components	100.00	124.37	152.97	134.97	162.17	237.86

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, and herein by reference.

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

On December 2, 2022, we entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC), replacing a previous license agreement that had been in place since 2018. This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2023 and lasts through the end of 2027 with an additional two-year extension option for SDC. Under this agreement, we are being paid a license fee, which includes quarterly and annual payments over the agreement term. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets.

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

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display). The terms of these agreements have been extended through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under our patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The OLED commercial supply agreement provides for the sales of materials for use by LG Display, which may include phosphorescent emitters and host materials. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the life of the agreements as well as minimum royalty revenue.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2024, Adesis employed a team of 139 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp) in California, as a Delaware corporation, which was founded to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. In December 2024, we announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to our newly formed subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC) in Singapore, as well as continued operations in our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for OVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary plans to assess additional market opportunities where this technology may be transformative. As a result of the planned closure of the OVJP Corp location in California, we determined to record $8.9 million of restructuring costs for the year ended December 31, 2024.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with our customers. The remaining revenue recognized is in the form of contract research services revenue earned by our subsidiary, Adesis, Inc., and our occasional material sales to smaller customers. None of the revenue recognized during the years ended December 31, 2024, 2023 or 2022 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

During the year ended December 31, 2024, based on our previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits and unrealized loss on investments. In addition, a portion of the investment loss was realized resulting in a capital loss carryforward that is not more likely than not to be used within the carryforward period. As such, we provided a valuation allowance against the capital loss. There are no indicators against the realizability of the remaining net deferred tax assets. Actual results could differ from our assessments if adequate taxable income is generated in future periods. To the extent we establish a new valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for the years ended December 31, 2023 and 2022, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 22, 2024.

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023	(Decrease) Increase
REVENUE:
Material sales	$365,419	$322,029	$43,390
Royalty and license fees	266,820	238,389	28,431
Contract research services	15,445	16,011	(566)
Total revenue	647,684	576,429	71,255
COST OF SALES	148,461	135,376	13,085
Gross margin	499,223	441,053	58,170
OPERATING EXPENSES:
Research and development	157,187	130,481	26,706
Selling, general and administrative	74,286	67,387	6,899
Amortization of acquired technology and other intangible assets	18,200	15,993	2,207
Patent costs	8,699	9,356	(657)
Royalty and license expense	2,048	647	1,401
Total operating expenses	260,420	223,864	36,556
OPERATING INCOME	238,803	217,189	21,614
Interest income, net	40,682	28,166	12,516
Other loss, net	(7,357)	(184)	(7,173)
Interest and other loss, net	33,325	27,982	5,343
INCOME BEFORE INCOME TAXES	272,128	245,171	26,957
INCOME TAX EXPENSE	(50,049)	(42,160)	(7,889)
NET INCOME	$222,079	$203,011	$19,068

Revenue

Our total material sales were $365.4 million for the year ended December 31, 2024, as compared to $322.0 million for the year ended December 31, 2023, an increase of 13% with an increase in unit material volume of 15%. The increase in material sales was primarily due to strengthened demand for our emitter materials, partially offset by changes in customer mix.

•
Green emitter sales for the year ended December 31, 2024, which include our yellow-green emitters, were $272.4 million as compared to $243.2 million for the year ended December 31, 2023, with unit material volumes increasing by 12%.
•
Red emitter sales for the year ended December 31, 2024 were $88.5 million as compared to $73.2 million for the year ended December 31, 2023, with unit material volumes increasing by 25%.

Revenue from royalty and license fees was $266.8 million for the year ended December 31, 2024 as compared to $238.4 million for the year ended December 31, 2023, an increase of 12%. The increase in royalty and license fees was primarily the result of higher unit material volume and changes in customer mix.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was $10.8 million for the year ended December 31, 2024 as compared to $10.6 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $15.4 million for the year ended December 31, 2024 as compared to $16.0 million for the year ended December 31, 2023, a decrease of 4%. The decrease in contract research services revenue was primarily due to the timing of completion of several contract research projects by our subsidiary, Adesis, during the year ended December 31, 2023. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of Sales

Cost of sales for the year ended December 31, 2024 increased by $13.1 million as compared to the year ended December 31, 2023, primarily due to an increase in the level of material sales and product mix, partially offset by a $5.4 million decrease in inventory reserve expense. As a result of the increase in revenue from material sales and royalty and license fees, gross margin for the year ended December 31, 2024 increased by $58.2 million as compared to the year ended December 31, 2023, with gross margin as a percentage of revenue remaining consistent at 77%.

Research and development

Research and development expenses increased to $157.2 million for the year ended December 31, 2024, as compared to $130.5 million for the year ended December 31, 2023. The increase in research and development expenses was primarily due to an increase in PPG development activity, including new product development and commencement of development activities in Shannon, Ireland, and OVJP Corp reorganization expenses. As a result of the planned closure of OVJP Corp's California location, we recorded $8.9 million of restructuring costs for the year ended December 31, 2024.

Selling, general and administrative

Selling, general and administrative expenses increased to $74.3 million for the year ended December 31, 2024, as compared to $67.4 million for the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related expenses, including higher salaries expenses and stock-based compensation.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $18.2 million for the year ended December 31, 2024, as compared to $16.0 million for the year ended December 31, 2023. The increase was due to the commencement of amortization expense associated with the Merck KGaA patent acquisition that was completed in April 2023. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs decreased to $8.7 million for the year ended December 31, 2024, as compared to $9.4 million for the year ended December 31, 2023. The results in the current year reflected lower internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $2.0 million for the year ended December 31, 2024, as compared to $647,000 for the year ended December 31, 2023. This increase was due to a one-time expense of $1.5 million in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other loss, net

Interest income, net was $40.7 million for the year ended December 31, 2024, as compared to $28.2 million for the year ended December 31, 2023. The increase in interest income, net was primarily due to an increase in bond yields on available-for-sale investments held during the year ended December 31, 2024 compared to the prior year as well as higher available-for-sale investment balances. Other loss, net primarily consisted of net exchange gains and losses on foreign currency transactions and rental income. We recorded other loss, net of $7.4 million for the year ended December 31, 2024 as compared to $184,000 for the year ended December 31, 2023. The increase in other loss, net during the year ended December 31, 2024 was due to a $7.2 million foreign exchange loss that was caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 18.4% and 17.2% for the years ended December 31, 2024 and 2023, respectively, and we recorded income tax expense of $50.0 million and $42.2 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of December 31, 2024, we had cash and cash equivalents of $99.0 million, short-term investments of $393.7 million, and long-term U.S. Government bond investments of $435.5 million for a total of $928.2 million. This compares to cash and cash equivalents of $92.0 million, short-term investments of $422.1 million, and long-term U.S. Government bond investments of $285.5 million for a total of $799.6 million as of December 31, 2023.

Cash provided by operating activities for the year ended December 31, 2024 was $253.7 million resulting from $222.1 million of net income and an increase of $56.9 million due to non-cash items including stock-based compensation, depreciation, and amortization of intangibles, partially offset by a $25.3 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in other assets of $26.2 million, a decrease in deferred revenue of $26.1 million, an increase in inventory of $7.2 million and a decrease in other liabilities of $2.4 million, partially offset by a decrease in accounts receivable of $26.2 million and an increase in accounts payable and accrued expenses of $10.4 million.

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

Cash used in investing activities was $164.4 million for the year ended December 31, 2024, as compared to $83.3 million for the year ended December 31, 2023. The increase was due to the timing of maturities and purchases of investments resulting in net purchases of $121.8 million for the year ended December 31, 2024, as compared to net sales and maturities of $43.1 million for the year ended December 31, 2023, partially offset by a decrease in purchases of intangibles and property and equipment of $83.7 million. The increase in property and equipment and intangibles during the year ended December 31, 2023 was primarily due to the Merck KGaA patent acquisition and the purchases of the Shannon facility and the South Korea application center.

Cash used in financing activities was $82.3 million for the year ended December 31, 2024, as compared to $72.9 million for the year ended December 31, 2023. The increase was due to an increase in the cash payment of dividends in the current year of $9.4 million and an increase in the payment of withholding taxes related to stock-based compensation to employees of $180,000, partially offset by an increase in the proceeds from issuance of common stock of $208,000.

Working capital was $774.4 million as of December 31, 2024, as compared to $798.3 million as of December 31, 2023. The decrease was primarily due to decreases in short-term investments and accounts receivable and an increase in accounts payable.

Several significant contractual obligations are anticipated to be incurred in future periods and include payments for retirement benefit plan obligations, lease obligations and PPG inventory commitments. Payments towards the retirement plan obligations commenced during fiscal year 2023 and are expected to total $79.6 million over the remaining life of the plan. Existing lease obligations are $4.3 million for fiscal year 2025, $4.4 million for fiscal year 2026, $4.3 million for fiscal year 2027 and $12.1 million thereafter. Existing PPG inventory commitments are $46.5 million and will fluctuate based on PPG production needs to fulfill our demand for commercial emitter material.

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

Substantially all our revenue is derived from outside of North America and primarily denominated in U.S. dollars and therefore we bear no significant foreign exchange risk from routine customer sales transactions. However, due to a withholding tax receivable denominated in Korean Won, we do bear foreign exchange risk from fluctuations in the Korean Won to U.S. dollar exchange rate and resulting remeasurement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the related notes to those statements are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which is to be filed with the U.S. Securities and Exchange Commission no later than April 30, 2025 (the first business day after the 120th day following the end of our fiscal year) (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

We have insider trading policies governing transactions in our securities by our directors, officers and employees that are designed to promote compliance with applicable insider trading laws, rules and regulations. Copies of our insider trading policies are filed with this Annual Report on Form 10-K as Exhibit 19.1 and 19.2, respectively.

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
10.10+

Amended and Restated Amendment, dated February 20, 2024, to Amended and Restated OLED Materials Supply and Service Agreement, dated as of October 1, 2011, between the Registrant and PPG Industries, Inc.(18)

10.11#	Universal Display Corporation Annual Incentive Plan (11)
10.12#	Form Agreement - Restricted Stock Unit Grant Letter(18)

10.13#	Form Agreement - Performance Stock Unit Grant Letter(18)
10.14#	Universal Display Corporation 2014 Equity Compensation Plan (12)
10.15#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (13)
10.16+	IP Transfer Agreement, dated June 28, 2016 by and between UDC Ireland Limited and BASF SE (14)
10.17#	Amended and Restated Change in Control Agreement between the registrant and Brian Millard, dated as of September 6, 2022 (11)
10.18#	Amendment to Amended and Restated Change in Control Agreement, dated May 31, 2023, between the registrant and Brian Millard (15)
10.19#	Restricted Stock Grant Unit Agreement between the registrant and Brian Millard, dated as of September 6, 2022 (11)
10.20+	OLED Patent License Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022 (11)
10.21+	Supplemental OLED Material Purchase Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022 (11)
10.22#	Universal Display Corporation 2023 Equity Compensation Plan (16)
10.23#	UDC, Inc. Deferred Compensation Plan (17)
19.1*	Universal Display Corporation Employee Insider Trading Policy
19.2*	Universal Display Corporation Officer, Director, Finance and Legal Employee Insider Trading Policy
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Brian Millard, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

97#	Universal Display Corporation Compensation Recoupment Policy(18)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (Calculation; Definition; Label; Presentation)
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Item 101.INS)

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
(16)
Filed as Annex A to the Company's Definitive Proxy Statement for the 2023 Annual Meeting filed with the SEC on April 20, 2023.
(17)
Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on November 2, 2023.
(18)
Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

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

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 20, 2025
Steven V. Abramson

/s/ Brian Millard	Vice President, Chief Financial Officer and Treasurer	February 20, 2025
Brian Millard	(principal financial and accounting officer)

/s/ Sidney D. Rosenblatt	Chair of the Board of Directors	February 20, 2025
Sidney D. Rosenblatt

/s/ Elizabeth H. Gemmill	Lead Independent Director	February 20, 2025
Elizabeth H. Gemmill

/s/ Nigel Brown	Director	February 20, 2025
Nigel Brown

/s/ Cynthia J. Comparin	Director	February 20, 2025
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 20, 2025
Richard C. Elias

/s/ C. Keith Hartley	Director	February 20, 2025
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 20, 2025
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 20, 2025
Lawrence Lacerte

/s/ Joan Lau	Director	February 20, 2025
Joan Lau

/s/ April Walker	Director	February 20, 2025
April Walker

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Brian Millard Vice President, Chief Financial Officer and Treasurer

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated per unit fee for long-term OLED contracts

As discussed in Notes 2 and 21 to the consolidated financial statements, the Company recognizes revenue for organic light emitting diode (OLED) sales to customers with long-term contracts (i.e., over 1 year in length) using certain estimates. Revenue is determined by estimating total contract consideration expected to be received over the term of the contract and recognized based on material units sold during the period at their estimated per unit fee. The estimated per unit fee includes fixed amounts designated in contracts with customers as license fees and royalty fees, as well as estimates of material units to be sold. The Company uses internal and external data to estimate material units to be sold over the contract terms.

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

Philadelphia, Pennsylvania

February 20, 2025

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,980	$91,985
Short-term investments	393,690	422,137
Accounts receivable	113,648	139,850
Inventory	182,938	175,795
Other current assets	110,575	87,365
Total current assets	899,831	917,132
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $169,877 and $143,908	195,239	175,150
ACQUIRED TECHNOLOGY, net of accumulated amortization of $203,621 and $186,850	73,554	90,325
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $11,842 and $10,414	5,446	6,874
GOODWILL	15,535	15,535
INVESTMENTS	457,593	299,548
DEFERRED INCOME TAXES	78,320	59,108
OTHER ASSETS	106,815	105,289
TOTAL ASSETS	$1,832,333	$1,668,961
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,590	$10,933
Accrued expenses	46,026	52,080
Deferred revenue	33,074	47,713
Other current liabilities	9,720	8,096
Total current liabilities	125,410	118,822
DEFERRED REVENUE	537	12,006
RETIREMENT PLAN BENEFIT LIABILITY	54,450	52,249
OTHER LIABILITIES	35,411	38,658
Total liabilities	215,808	221,735
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,834,541 and 48,731,026 shares issued, and 47,468,893 and 47,365,378 shares outstanding at December 31, 2024 and December 31, 2023, respectively	488	487
Additional paid-in capital	723,719	699,554
Retained earnings	934,655	789,553
Accumulated other comprehensive loss	(1,055)	(1,086)
Treasury stock, at cost (1,365,648 shares at December 31, 2024 and December 31, 2023)	(41,284)	(41,284)
Total shareholders’ equity	1,616,525	1,447,226
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,832,333	$1,668,961

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUE:
Material sales	$365,419	$322,029	$331,081
Royalty and license fees	266,820	238,389	267,115
Contract research services	15,445	16,011	18,423
Total revenue	647,684	576,429	616,619
COST OF SALES	148,461	135,376	127,896
Gross margin	499,223	441,053	488,723
OPERATING EXPENSES:
Research and development	157,187	130,481	117,062
Selling, general and administrative	74,286	67,387	77,886
Amortization of acquired technology and other intangible assets	18,200	15,993	17,459
Patent costs	8,699	9,356	8,329
Royalty and license expense	2,048	647	877
Total operating expenses	260,420	223,864	221,613
OPERATING INCOME	238,803	217,189	267,110
Interest income, net	40,682	28,166	7,811
Other loss, net	(7,357)	(184)	(6,691)
Interest and other loss, net	33,325	27,982	1,120
INCOME BEFORE INCOME TAXES	272,128	245,171	268,230
INCOME TAX EXPENSE	(50,049)	(42,160)	(58,169)
NET INCOME	$222,079	$203,011	$210,061
NET INCOME PER COMMON SHARE:
BASIC	$4.66	$4.25	$4.41
DILUTED	$4.65	$4.24	$4.40
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,548,931	47,559,669	47,390,352
DILUTED	47,652,662	47,622,763	47,468,507
CASH DIVIDEND DECLARED PER COMMON SHARE	$1.60	$1.40	$1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME	$222,079	$203,011	$210,061
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of none, none and $65, respectively	411	8,745	(7,745)
Employee benefit plan:
Actuarial gain on retirement plan, net of tax of $178, ($2,168) and ($1,667), respectively	(559)	7,207	5,971
Amortization of prior service cost, actuarial loss and curtailment charge for retirement plan included in net periodic pension costs, net of tax of ($84), ($299) and ($569), respectively	261	996	2,037
Net change in employee benefit plan	(298)	8,203	8,008
Change in cumulative foreign currency translation adjustment	(82)	418	(480)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	31	17,366	(217)
COMPREHENSIVE INCOME	$222,110	$220,377	$209,844

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2021	200,000	$2	49,065,924	$491	$658,728	$500,212	$(18,235)	1,365,648	$(41,284)	$1,099,914
Net income	—	—	—	—	—	210,061	—	—	—	210,061
Other comprehensive loss	—	—	—	—	—	—	(217)	—	—	(217)
Cash dividends declared	—	—	—	—	—	(56,996)	—	—	—	(56,996)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	70,106	—	22,607	—	—	—	—	22,607
BALANCE, DECEMBER 31, 2022	200,000	2	49,136,030	491	681,335	653,277	(18,452)	1,365,648	(41,284)	1,275,369
Net income	—	—	—	—	—	203,011	—	—	—	203,011
Other comprehensive income	—	—	—	—	—	—	17,366	—	—	17,366
Cash dividends declared	—	—	—	—	—	(66,735)	—	—	—	(66,735)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	(405,004)	(4)	18,219	—	—	—	—	18,215
BALANCE, DECEMBER 31, 2023	200,000	2	48,731,026	487	699,554	789,553	(1,086)	1,365,648	(41,284)	1,447,226
Net income	—	—	—	—	—	222,079	—	—	—	222,079
Other comprehensive income	—	—	—	—	—	—	31	—	—	31
Cash dividends declared	—	—	—	—	—	(76,977)	—	—	—	(76,977)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	103,515	1	24,165	—	—	—	—	24,166
BALANCE, DECEMBER 31, 2024	200,000	$2	48,834,541	$488	$723,719	$934,655	$(1,055)	1,365,648	$(41,284)	$1,616,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222,079	$203,011	$210,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,940	27,409	24,815
Impairment of property and equipment and right-of-use asset due to OVJP restructuring	7,498	—	—
Amortization of intangibles	18,200	15,993	17,459
Amortization of premium and discount on investments, net	(7,399)	(11,603)	(6,461)
Impairment of minority investments	—	—	6,962
Stock-based compensation	30,032	24,109	29,946
Deferred income tax benefit	(19,117)	(3,766)	(26,946)
Retirement plan expense, net of benefit payments	1,808	3,129	5,276
Decrease (increase) in assets:
Accounts receivable	26,202	(47,186)	14,975
Inventory	(7,143)	7,425	(49,060)
Other current assets	(23,210)	(41,574)	(24,843)
Other assets	(2,968)	4,450	25,971
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	10,357	4,047	3,338
Other current liabilities	1,269	(21,481)	20,917
Deferred revenue	(26,108)	(4,159)	(93,203)
Other liabilities	(3,700)	(5,027)	(32,392)
Net cash provided by operating activities	253,740	154,777	126,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,637)	(59,792)	(42,497)
Purchase of intangibles	—	(66,563)	(4,709)
Purchases of investments	(594,848)	(531,103)	(701,993)
Proceeds from sale and maturity of investments	473,075	574,165	468,456
Net cash used in investing activities	(164,410)	(83,293)	(280,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,220	2,012	1,570
Payment of withholding taxes related to stock-based compensation to employees	(8,386)	(8,206)	(9,209)
Cash dividends paid	(76,169)	(66,735)	(56,996)
Net cash used in financing activities	(82,335)	(72,929)	(64,635)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,995	(1,445)	(218,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,985	93,430	311,993
CASH AND CASH EQUIVALENTS, END OF YEAR	$98,980	$91,985	$93,430
SUPPLEMENTAL DISCLOSURES:
Unrealized gain (loss) on available-for-sale securities	$411	$8,938	$(8,100)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	(9,448)	678	3,069
Cash paid for income taxes, net of refunds	71,973	96,176	72,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
BUSINESS:

Universal Display Corporation and its subsidiaries (the Company) is a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display and solid-state lighting applications. OLEDs are thin, lightweight and power-efficient solid-state devices that emit light and can be manufactured on both flexible and rigid substrates, making them highly suitable for use in full-color displays and as lighting products. OLED displays are capturing a growing share of the display market, especially in the mobile phone, television, monitor, wearable, tablet, notebook and personal computer, augmented reality (AR), virtual reality (VR) and automotive markets. The Company believes this is because OLEDs offer potential advantages over competing display technologies with respect to power efficiency, contrast ratio, viewing angle, video response time, form factor and manufacturing cost. The Company also believes that OLED lighting products have the potential to replace many existing light sources in the future because of their high-power efficiency, excellent color rendering index, low operating temperature and novel form factor. The Company’s technology leadership, intellectual property position, and more than 20 years of experience working closely with leading OLED display manufacturers are some of the competitive advantages that should enable the Company to continue to share in the revenues from OLED displays and lighting products as they continue to gain wider adoption.

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers of products for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty lighting products; and (2) further develop and either license or otherwise commercialize the Company’s proprietary OLED material, device design and manufacturing technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 6,500 patents issued and pending worldwide.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H. (UDC Korea), Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis), UDC Ventures LLC, OVJP Corporation (OVJP Corp), OLED Material Manufacturing Limited (OMM) and Universal Vapor Jet Corporation Pte. Ltd. (UVJC). All intercompany transactions and accounts have been eliminated.

Segment Information

The Company has one reportable business segment, namely OLED technologies and materials. The Company also performs contract development and manufacturing support services through its subsidiary, Adesis, as well as research and development activities in organic vapor jet printing (OVJP) technology. However, these latter two activities do not rise to the level of significance to qualify as reportable segments and as such, are combined into the single OLED Materials reportable segment OLED materials managed on a consolidated basis. Factors that went into this determination included examining the nature and significance of the various business activities the Company engages in, and the availability of discrete data for those business activities.

The Company’s Chief Operating Decision Maker (CODM) is its President and Chief Executive Officer. The President and Chief Executive Officer is the highest level of management responsible for the allocation of the Company’s resources and acts as the “assessor of the financial performance” of the Company. In a review of the financial decision making process, it was determined that the CODM primarily utilizes information consistent with that already incorporated in the existing consolidated financial statements. These measures include revenue, operating expense, net income and assets. As such, the Consolidated Financial Statements presentation is consistent with how the Company's CODM evaluates the results of operations and formulates strategic decisions about the business.

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

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant collection risk. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. As of December 31, 2024 and 2023, the allowance for credit losses was $175,000 and $166,000, respectively.

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

As a result of the planned closure of OVJP Corp's location in California and related restructuring, the Company determined to record a $7.5 million impairment of property and equipment and right-of-use asset for the year ended December 31, 2024. As of December 31, 2024, Company management believed that no additional revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the years ended December 31, 2023 or 2022.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. If after assessing the totality of events or circumstances as those described in the qualitative assessment, it is determined that it is more likely than not the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test will be performed. Under the quantitative test, the fair value of the reporting unit is compared to its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit would be considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed its annual impairment assessment as of December 31, 2024 utilizing a qualitative assessment and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2024, no indications of impairment existed.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2024, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the years ended December 31, 2024, 2023 or 2022 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

On December 2, 2022, the Company entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC), replacing a previous license agreement that had been in place since 2018. This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2023 and lasts through the end of 2027 with an additional two-year extension option for SDC. Under this agreement, the Company is being paid a license fee, which includes quarterly and annual payments over the agreement term. The agreement conveys to SDC the non-exclusive right to use certain of the Company's intellectual property assets for a limited period of time that is less than the estimated life of the assets.

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

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display). The terms of these agreements have been extended through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under the Company's patent portfolio. The patent license calls for license fees, prepaid royalties and running royalties on licensed products. The OLED commercial supply agreement provides for the sale of materials for use by LG Display, which may include phosphorescent emitters and host materials. The agreements provide for certain other minimum obligations relating to the volume of material sales anticipated over the lives of the agreements as well as minimum royalty revenue.

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

Restructuring

The Company has current restructuring initiatives taking place, and it is possible that the Company may engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property and equipment to net realizable value. The Company believes the estimates are reasonable, considering the Company's knowledge of the industries it operates in. However, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

In June 2020, the Company formed a wholly-owned subsidiary, OVJP Corp in California, as a Delaware corporation, which was founded to advance the commercialization of the Company's proprietary OVJP technology. In December 2024, the Company announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to the Company's newly formed subsidiary, UVJC in Singapore, as well as continued operations in the Company's Tech and Innovation Center in New Jersey. As a result of the planned closure of OVJP Corp's location in California, the Company determined to record $8.9 million of restructuring costs for the year ended December 31, 2024. The restructuring costs include impairment of property and equipment of $6.1 million, impairment of the OVJP right-of-use asset of $1.4 million, $1.0 million of employee-related costs, and $400,000 of ancillary expenses. The OVJP Corp restructuring costs are included in the research and development expense line item on the Consolidated Statements of Income.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The adoption of ASU 2023-07, during the annual period ended December 31, 2024, resulted in the "Segment Information" disclosure included in Note 2.

Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard enhances to the annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity's worldwide operations. ASU 2023-09 becomes effective for annual reporting periods beginning after December 15, 2024, and the Company is evaluating the potential impact of this standard on its income tax disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718). The standard provides guidance to reduce complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. Early adoption is permitted. This guidance can be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest or similar awards granted or modified on or after the effective date for our application of this guidance. The Company does not expect ASU 2024-01, which becomes effective for annual reporting periods after December 15, 2024 and interim periods within those annual periods, to have an impact on its Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220). The standard requires new financial statement disclosures disaggregating information about prescribed categories underlying any relevant income statement expense caption. ASU 2024-03 becomes effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the potential impact of this standard on the Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Market Value
December 31, 2024
Cash accounts in banking institutions	$96,318	$—	$—	$96,318
Money market accounts	2,662	—	—	2,662
	$98,980	$—	$—	$98,980
December 31, 2023
Cash accounts in banking institutions	$91,717	$—	$—	$91,717
Money market accounts	268	—	—	268
	$91,985	$—	$—	$91,985

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
December 31, 2024
U.S. Government bonds	$392,778	$758	$—	$393,536
Marketable securities (1)	142	12	—	154
	$392,920	$770	$—	$393,690
December 31, 2023
Corporate bonds	$1,763	$1	$(5)	$1,759
U.S. Government bonds	420,769	303	(694)	420,378
	$422,532	$304	$(699)	$422,137

(1)
Changes in aggregate fair market value recorded in other loss, net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
December 31, 2024
U.S. Government bonds	$434,766	$1,302	$(595)	$435,473
	$434,766	$1,302	$(595)	$435,473
December 31, 2023
U.S. Government bonds	284,053	1,457	(8)	$285,502
	$284,053	$1,457	$(8)	$285,502

Minority Equity Investments and Convertible Notes

The Company’s portfolio of minority equity investments and convertible notes consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, the Company had minority equity investments in six and five entities, respectively, with a total carrying value of $18.6 million and $14.0 million, respectively, accounted for as equity securities without readily determinable fair values. As of December 31, 2024, the Company had two convertible note investments, with a total fair value of $3.5 million accounted for as available-for-sale debt securities without readily determinable fair values. As of December 31, 2023, the Company had no convertible note investments.

During the years ended December 31, 2024 and 2023, the Company did not recognize an impairment in the value of its minority equity investments.

4.
FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$393,536	$393,536	$—	$—
Long-term U.S. Government bonds	435,473	435,473	—	—
Cash equivalents	2,662	2,662	—	—
Short-term Marketable Securities	154	154	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$420,378	420,378	—	—
Long-term U.S. Government bonds	285,502	285,502	—	—
Short-term Corporate bonds	1,759	1,759	—	—
Cash equivalents	268	268	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive loss on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other loss, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of December 31, 2024 or December 31, 2023.

5.
INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$106,795	$113,400
Work-in-process	16,374	9,433
Finished goods	59,769	52,962
Inventory	$182,938	$175,795

The Company recorded an increase in its inventory reserves of $3.1 million, $8.5 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, due to excess inventory levels in certain products.

6.
PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Land	$12,230	$12,230
Building and improvements	131,288	116,903
Office and lab equipment	159,448	148,465
Furniture, fixtures and computer related assets	16,858	18,970
Construction-in-progress	45,292	22,490
	365,116	319,058
Less: Accumulated depreciation	(169,877)	(143,908)
Property and equipment, net	$195,239	$175,150

Depreciation expense was $25.9 million, $27.4 million and $24.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the Company recorded impairment expense of $6.1 million related to the planned closure of OVJP Corp's California location and related restructuring. The increase in construction-in-progress during the year ended December 31, 2024 was primarily due to the expansion of the Company's manufacturing facility in Shannon, Ireland and research and development facility in Ewing, NJ.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2024	2023
Merck KGaA	66,012	66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(203,621)	(186,850)
Acquired technology, net	$73,554	$90,325

Amortization expense related to acquired technology was $16.8 million, $14.6 million and $16.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $16.8 million in the year ending December 31, 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, $7.1 million in the year ending December 31, 2029, and $23.3 million in total thereafter.

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

At December 31, 2024, these other intangible assets consist of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(7,718)	$2,802
Developed IP, processes and recipes	4,820	(2,708)	2,112
Trade name/Trademarks	1,500	(1,268)	232
Other	448	(148)	300
Total identifiable other intangible assets	$17,288	$(11,842)	$5,446

Amortization expense related to other intangible assets was $1.4 million for each of the years ended December 31, 2024, 2023, and 2022. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for each of the next two fiscal years (2025 - 2026), $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, $362,000 for the year ending December 31, 2029, and $602,000 in total thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period using Adesis’ standalone financial operating performance information. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit, as Adesis is the reporting unit. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2024, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

8.
OTHER ASSETS:

Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Long-term taxes receivable	$52,899	$60,146
Right-of-use assets	19,867	24,910
Long-term unbilled receivables	24,943	9,074
Long-term contract assets	6,528	9,278
Other long-term assets	2,578	1,881
Other assets	$106,815	$105,289

See Notes 9 and 20 for further explanation on right-of-use assets and long-term taxes receivable, respectively.

9.
LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2024, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,343	$4,639	$4,436
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,072	$4,750

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	December 31,
	2024	2023
Right-of-use assets	$19,867	$24,910
Short-term lease liabilities	3,848	3,533
Long-term lease liabilities	19,135	22,855

For the year ended December 31, 2024, the Company determined to record an impairment due to the planned closure of OVJP Corp's California location and related restructuring, including a $1.4 million right-of-use asset impairment.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2024
Weighted average remaining lease term (in years)	6.0
Weighted average discount rate	3.8%

As of December 31, 2024, current operating leases had remaining terms between two and seven years with options to extend the lease terms.

Undiscounted future minimum lease payments as of December 31, 2024, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2025	$4,305
2026	4,384
2027	4,305
2028	4,022
2029	2,585
Thereafter	5,466
Total lease payments	25,067
Less: imputed interest	(2,123)
Present value of lease payments	$22,944

10.
ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Compensation	$28,744	$29,456
PPG Industries, Inc. agreement	7,759	11,962
Consulting	1,718	2,121
Professional fees	1,292	1,124
Royalties	1,048	647
Research and development agreements	852	822
Other	4,613	5,948
Accrued expenses	$46,026	$52,080

11.
RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $2.0 million, $575,000 and $853,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of December 31, 2024, the Company was obligated to pay USC up to $1.7 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $1.6 million, $1.1 million and $905,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

12.
OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Long-term lease liabilities	$19,135	$22,855
Long-term taxes payable	15,749	15,749
Other long-term liabilities	527	54
Other liabilities	$35,411	$38,658

See Notes 9 and 20 for further explanation on long-term lease liabilities and long-term taxes payable, respectively.

13.
EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which, effective as of October 1, 2011, replaced the original OLED Materials Agreement with PPG. The term of the New OLED Materials Agreement, by amendment in February 2021, runs through December 31, 2025, and thereafter is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

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

The Company recorded research and development expense of $19.3 million, $9.1 million and $7.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals. The increase in PPG development activity during the year ended December 31, 2024 was primarily due to new product development and commencement of development activities in Shannon, Ireland.

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

As of December 31, 2024, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of December 31, 2024, the Company had issued 48,834,541 shares of common stock, of which 47,468,893 were outstanding. During the years ended December 31, 2024 and 2023, the Company repurchased no shares of common stock.

Dividends

During the year ended December 31, 2024, the Company declared cash dividends of $1.60 per common share, or $77.0 million, on the Company’s outstanding common stock. The Company paid out $76.2 million of cash dividends during the year ended December 31, 2024.

On February 18, 2025, the Company’s Board of Directors declared a first quarter cash dividend of $0.45 per share to be paid on March 31, 2025 to all shareholders of record of the Company's common stock as of the close of business on March 17, 2025. All future dividends will be subject to the approval of the Company’s Board of Directors.

15.
ACCUMULATED OTHER COMPREHENSIVE LOSS:

Amounts related to the changes in accumulated other comprehensive loss were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2022, net of tax	$(142)	$(18,019)	$(74)	$(18,235)
Other comprehensive (loss) gain before reclassification	(7,745)	5,971	(480)	(2,254)
Reclassification to net income (1)	—	2,037	—	2,037	Selling, general and administrative, research and development and cost of sales
Change during period	(7,745)	8,008	(480)	(217)
Balance December 31, 2022, net of tax	(7,887)	(10,011)	(554)	(18,452)
Other comprehensive gain before reclassification	8,745	7,207	418	16,370
Reclassification to net income (1)	—	996	—	996	Selling, general and administrative, research and development and cost of sales
Change during period	8,745	8,203	418	17,366
Balance December 31, 2023, net of tax	858	(1,808)	(136)	(1,086)
Other comprehensive gain (loss) before reclassification	411	(559)	(82)	(230)
Reclassification to net income (1)	—	261	—	261	Selling, general and administrative, research and development and cost of sales
Change during period	411	(298)	(82)	31
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)

(1)
The Company reclassified amortization of prior service cost, actuarial loss, curtailment charge and plan amendment cost for its retirement plan from accumulated other comprehensive loss to net income of $261,000, $1.0 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)
Refer to Note 17: Employee Retirement Plans

16.
STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of December 31, 2024, there were 1,362,361 shares that remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2024	216,486	$149.68
Granted	103,344	177.65
Vested	(108,986)	160.69
Forfeited	(16,473)	156.11
Unvested, December 31, 2024	194,371	$157.58

The weighted average grant-date fair value per unit of RSU awards granted was $177.65, $136.22 and $140.37 during the years ended December 31, 2024, 2023 and 2022, respectively. The grant date fair value of RSUs that vested during the year was $17.5 million for the year ended December 31, 2024, $21.6 million for the year ended December 31, 2023 and $18.0 million for the year ended December 31, 2022. The fair value of RSUs as of their respective vesting dates was $19.4 million for the year ended December 31, 2024, $18.6 million for the year ended December 31, 2023 and $15.3 million for the year ended December 31, 2022.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2024	17,547	$170.96
Granted	1,616	185.82
Vested	(7,465)	174.18
Forfeited	(11,698)	170.96
Unvested, December 31, 2024	—	$—

The weighted average grant-date fair value per award of RSA awards granted was $185.82, $126.87 and $148.35 during the years ended December 31, 2024, 2023 and 2022, respectively. The grant date fair value of RSAs that vested during the year was $1.3 million for the year ended December 31, 2024, $3.3 million for the year ended December 31, 2023 and $8.3 million for the year ended December 31, 2022. The fair value of RSAs as of their respective vesting dates was $1.6 million for the year ended December 31, 2024, $2.6 million for the year ended December 31, 2023 and $6.5 million for the year ended December 31, 2022.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $14.8 million, $9.5 million and $14.3 million, respectively, cost of sales of $1.7 million, $1.9 million and $2.2 million, respectively, and research and development expense of $5.3 million, $5.8 million and $6.1 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2024, 2023 and 2022, 38,728, 53,162 and 54,856 shares, respectively, with aggregate fair values of $7.0 million, $7.4 million and $8.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2024, 2023 and 2022, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $1.9 million, $1.5 million and $1.3 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 10,870, 13,016 and 8,784 shares during the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the total unrecognized expense related to all restricted stock awards and units was $19.1 million, which the Company expects to recognize over a weighted average period of 1.73 years.

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

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2024	208,553	$185.86
Granted	69,600	191.21
Vested	(18,722)	220.11
Forfeited	(33,198)	187.37
Unvested, December 31, 2024	226,233	$180.24

During the years ended December 31, 2024, 2023 and 2022, the Company granted 69,600, 84,448 and 100,621 performance units, respectively, of which 52,199, 63,335 and 75,465 units, respectively, are subject to performance-based vesting requirements and 17,401, 21,113 and 25,156 units, respectively, are subject to market-based vesting requirements, and which will vest over the terms described above. During the years ended December 31, 2024, 2023 and 2022, there were none, none, and 1,268 incremental performance-based shares, respectively, that vested resulting from an increased vesting factor based on Company performance. The weighted average grant date fair value per unit of the performance unit awards granted was $191.21, $165.72 and $186.66 during the years ended December 31, 2024, 2023 and 2022, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting. The grant date fair value of PSUs that vested during the year was $4.1 million for the year ended December 31, 2024, $1.9 million for the year ended December 31, 2023 and $1.9 million for the year ended December 31, 2022. The fair value of PSUs as of their respective vesting dates was $3.3 million for the year ended December 31, 2024, $1.7 million for the year ended December 31, 2023 and $1.8 million for the year ended December 31, 2022.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $7.4 million, $2.6 million and $2.8 million, respectively, cost of sales of $2.0 million, $770,000 and $940,000, respectively, and research and development expense of $3.2 million, $1.2 million and $1.5 million, respectively.

In connection with the vesting of performance units during the years ended December 31, 2024, 2023 and 2022, 8,160, 5,350 and 5,082 shares, respectively, with aggregate fair values of $1.4 million, $775,000 and $826,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2024, the total unrecognized compensation expense related to performance unit awards was $8.6 million, which the Company expects to recognize over a weighted average period of 1.57 years.

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

For the years ended December 31, 2024, 2023 and 2022, the Company issued 15,230, 17,513 and 17,057 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $2.2 million, $2.0 million and $1.6 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recorded charges of $130,000, $136,000 and $107,000, respectively, to selling, general and administrative expense, $210,000, $167,000, $141,000, respectively, to cost of sales and $259,000, $240,000 and $224,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the years ended December 31, 2024 and 2023, the Company granted a total of 1,616 and 2,366 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2023 and 2022, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2024 and 2023.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded as compensation charges related to all restricted stock units awarded to non-employee members of the Scientific Advisory Board, whose unvested shares are marked-to-market each reporting period, research and development expense of $242,000, $248,000 and $234,000, respectively.

17.
EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2024, 2023 and 2022, the Company contributed $1.7 million, $1.5 million and $1.4 million, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Human Capital Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of December 31, 2024 there were seven participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $2.3 million as accumulated other comprehensive loss as of December 31, 2024. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2025 is $23,000. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the year ended December 31, 2024 were $2.0 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$54,263	$61,804
Service cost	837	951
Interest cost	2,641	2,898
Actuarial loss (gain)	737	(9,375)
Benefit payments	(2,014)	(2,015)
Benefit obligation, end of year	56,464	54,263
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$56,464	$54,263
Current liability	$2,014	$2,014
Non-current liability	$54,450	$52,249

The accumulated benefit obligation for the plan was $54.9 million and $52.5 million as of December 31, 2024 and 2023, respectively. The actuarial gain of $9.4 million for the year ended December 31, 2023 was primarily due to a decrease in the total average annual bonus for each of the participants during the most recent three fiscal years.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Service cost	$837	$951	$1,287
Interest cost	2,641	2,898	1,383
Curtailment Charge	312	-	-
Amortization of prior service cost	33	815	1,119
Amortization of loss	—	480	1,487
Total net periodic benefit cost	$3,823	$5,144	$5,276

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2024	2023
Discount rate	5.20%	4.74%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	4.74%	4.94%	2.16%
Rate of compensation increases	3.50%	3.50%	3.50%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into the net periodic pension cost in 2025 are as follows (in thousands):

Amortization of prior service cost	$23
Amortization of loss	—
Total	$23

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2025	$2,014
2026	6,506
2027	6,887
2028	6,887
2029	6,887
2030-2034	36,112
Thereafter	14,351

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2024, 2023 and 2022, the Company had purchase commitments for inventory of $46.5 million, $29.8 million and $31.9 million, respectively.

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

19.
CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024		2023		2022
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	43%	$37,899	36%	$38,105	41%	$11,425
B	23%	25,751	23%	30,142	25%	24,440
C	16%	13,258	17%	38,529	16%	22,291

Revenues from outside of North America represented approximately 98%, 98%, and 97% of consolidated revenue for each of the years ended December 31, 2024, 2023 and 2022, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2024	2023	2022
South Korea	$397,822	$322,509	$360,640
China	229,439	229,727	230,582
Japan	3,609	6,971	5,579
Other non-U.S. locations	2,456	4,411	3,829
Total non-U.S. locations	633,326	563,618	600,630
United States	14,358	12,811	15,989
Total revenue	$647,684	$576,429	$616,619

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	December 31,
Country	2024	2023
United States	$117,496	$118,250
Ireland	63,346	42,203
Other	14,397	14,697
Total long-lived assets	$195,239	$175,150

Substantially all chemical materials were purchased from one supplier. See Note 13.

20.
INCOME TAXES:

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$72,823	$71,514	$77,205
Foreign	199,305	173,657	191,025
Income before income taxes	$272,128	$245,171	$268,230

The components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Current income tax (expense) benefit:
Federal	$(34,199)	$(15,848)	$(51,980)
State	(3,452)	(3,048)	(1,833)
Foreign	(31,515)	(27,030)	(31,302)
	(69,166)	(45,926)	(85,115)
Deferred income tax (expense) benefit:
Federal	16,799	(460)	25,916
State	2,995	3,936	1,216
Foreign	(677)	290	(186)
	19,117	3,766	26,946
Income tax expense	$(50,049)	$(42,160)	$(58,169)

Reconciliation of the statutory U.S. federal tax rate to the Company's effective tax rate is as follows:

	Year ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(4.0)	(4.0)	(4.9)
U.S. International Tax (Sub F, GILTI, FDII)	2.3	2.9	4.2
Research tax credits	(2.8)	(2.4)	(1.9)
Redetermination of foreign tax credit utilization	—	(2.0)	—
Nondeductible employee compensation	1.6	1.7	1.9
State income taxes, net of federal benefit	0.2	(0.2)	0.1
Other	0.1	0.2	1.3
Effective tax rate	18.4%	17.2%	21.7%

The following table summarizes Company tax credit carry forwards for tax return purposes as of December 31, 2024 (in thousands):

	Tax Benefit	Expiration Date
Tax credit carry forwards:
State research tax credits	$9,356	2035-2039
Foreign tax credits	$186	2032
Total credit carry forwards	$9,542

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax asset:
Capitalized research expenditures	$55,277	$39,459
Retirement plan	13,633	12,555
Tax credit carry forwards	9,542	8,938
Accruals and reserves	6,988	7,180
Lease liabilities	6,073	6,671
Stock-based compensation	1,475	1,498
Deferred revenue	655	1,741
Other	2,783	1,362
	96,426	79,404
Valuation allowance	(10,167)	(9,551)
Deferred tax assets	86,259	69,853
Deferred tax liability:
Lease Assets	(5,297)	(6,302)
Acquisition goodwill	(1,854)	(1,549)
Other	(788)	(2,894)
Deferred tax liabilities	(7,939)	(10,745)
Net deferred tax assets	$78,320	$59,108

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2024, based on our previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits and unrealized loss on investments. In addition, a portion of the investment loss was realized resulting in a capital loss carryforward that is not more likely than not to be used within the carryforward period. As such, the company provided a valuation allowance against the capital loss. There are no indicators against the realizability of the remaining net deferred tax assets.

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was or will be filed with the Korean National Tax Service (KNTS) for the entire period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS; and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court. The District Court is gathering information and has scheduled another hearing for March 2025. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term asset of $52.9 million and $60.1 million as of December 31, 2024 and 2023, respectively for the receipt of the Korean withholding tax. The Company also recorded foreign exchange loss of $7.2 million and $732,000 for the years ended December 31, 2024 and 2023, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term liability of $15.7 million as of December 31, 2024 and 2023, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2021. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company closed an audit of the tax years 2019 and 2020 with the state of California, which resulted in no change to the return as filed.

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

For each of the years ended December 31, 2024, 2023 and 2022, the Company recorded 98%, 97% and 97%, respectively, of its revenue from OLED related sales and 2%, 3% and 3%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with the Company's contracts from customers (in thousands):

As of December 31, 2024
Accounts receivable	$113,648
Short-term unbilled receivables	30,473
Short-term contract assets	2,932
Long-term unbilled receivables	24,943
Long-term contract assets	6,528
Short-term deferred revenue	33,074
Long-term deferred revenue	537

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of December 31, 2024 will be recognized as materials are shipped to customers over the remaining contract periods. As of December 31, 2024, the Company had $19.5 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in the assets and liabilities balances associated with the Company's contracts from customers for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	98,223
Increases due to cash received	—	(82,928)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,813
Unbilled receivables recorded, net	165,781	—
Contract assets recorded, net	(2,516)	—
Transferred to receivables from unbilled receivables	(140,523)
Net change	22,742	26,108
Balance at December 31, 2024	$64,876	$(33,611)

	Year Ended December 31, 2023
	Assets	Liabilities
Balance at December 31, 2022	$38,457	$(63,878)
Revenue recognized that was previously included in deferred revenue, net	—	195,703
Increases due to cash received	—	(202,100)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,556
Unbilled receivables recorded, net	41,659	—
Contract assets recorded, net	(2,407)	—
Transferred to receivables from unbilled receivables	(35,575)
Net change	3,677	4,159
Balance at December 31, 2023	$42,134	$(59,719)

The cumulative catch-up adjustment arising from changes in estimates of transaction price, net was $10.8 million for the year ended December 31, 2024 as compared to $10.6 million for the year ended December 31, 2023. These adjustments resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$222,079	$203,011	$210,061
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(526)	(993)	(1,215)
Adjusted net income	$221,553	$202,018	$208,846
Denominator:
Weighted average common shares outstanding – Basic	47,548,931	47,559,669	47,390,352
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	1,780	2,173	2,340
Restricted stock awards and units and performance units	101,951	60,921	75,815
Weighted average common shares outstanding – Diluted	47,652,662	47,622,763	47,468,507
Net income per common share:
Basic	$4.66	$4.25	$4.41
Diluted	$4.65	$4.24	$4.40

For the years ended December 31, 2024, 2023 and 2022, the combined effects of unvested restricted stock awards, restricted stock units, performance unit awards and stock options of 18,015, 36,345 and 122,843, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.