Form 10-Q
period 2025-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2025-05-01
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, the registrant had outstanding 47,526,145 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,473	$98,980
Short-term investments	413,805	393,690
Accounts receivable	139,563	113,648
Inventory	197,398	182,938
Other current assets	110,175	110,575
Total current assets	1,018,414	899,831
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $168,110 and $169,877	196,263	195,239
ACQUIRED TECHNOLOGY, net of accumulated amortization of $207,814 and $203,621	69,361	73,554
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $12,194 and $11,842	5,094	5,446
GOODWILL	15,535	15,535
INVESTMENTS	369,027	457,593
DEFERRED INCOME TAXES	81,410	78,320
OTHER ASSETS	109,383	106,815
TOTAL ASSETS	$1,864,487	$1,832,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,294	$36,590
Accrued expenses	35,089	46,026
Deferred revenue	22,772	33,074
Other current liabilities	26,944	9,720
Total current liabilities	113,099	125,410
DEFERRED REVENUE	2,348	537
RETIREMENT PLAN BENEFIT LIABILITY	54,867	54,450
OTHER LIABILITIES	34,841	35,411
Total liabilities	205,155	215,808
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,937,424 and 48,834,541 shares issued, and 47,571,776 and 47,468,893 shares outstanding, at March 31, 2025 and December 31, 2024, respectively	489	488
Additional paid-in capital	722,275	723,719
Retained earnings	977,556	934,655
Accumulated other comprehensive income (loss)	294	(1,055)
Treasury stock, at cost (1,365,648 shares at March 31, 2025 and December 31, 2024)	(41,284)	(41,284)
Total shareholders’ equity	1,659,332	1,616,525
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,864,487	$1,832,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
REVENUE:
Material sales	$86,155	$93,284
Royalty and license fees	73,569	68,268
Contract research services	6,553	3,707
Total revenue	166,277	165,259
COST OF SALES	38,134	36,969
Gross margin	128,143	128,290
OPERATING EXPENSES:
Research and development	34,900	37,985
Selling, general and administrative	17,014	19,252
Amortization of acquired technology and other intangible assets	4,545	4,548
Patent costs	1,906	1,982
Royalty and license expense	114	1,651
Total operating expenses	58,479	65,418
OPERATING INCOME	69,664	62,872
Interest income, net	10,074	9,568
Other income (loss), net	378	(1,943)
Interest and other income (loss), net	10,452	7,625
INCOME BEFORE INCOME TAXES	80,116	70,497
INCOME TAX EXPENSE	(15,672)	(13,644)
NET INCOME	$64,444	$56,853
NET INCOME PER COMMON SHARE:
BASIC	$1.35	$1.19
DILUTED	$1.35	$1.19
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,567,295	47,557,959
DILUTED	47,689,657	47,628,492
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$64,444	$56,853
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities, net of tax of none and none, respectively	1,320	(2,666)
Amortization of prior service cost and actuarial loss for retirement plan included in net periodic pension costs, net of tax of ($2) and ($3), respectively	4	8
Change in cumulative foreign currency translation adjustment	25	(50)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,349	(2,708)
COMPREHENSIVE INCOME	$65,793	$54,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2025
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2024	200,000	$2	48,834,541	$488	$723,719	$934,655	$(1,055)	1,365,648	$(41,284)	$1,616,525
Net income	—	—	—	—	—	64,444	—	—	—	64,444
Other comprehensive income	—	—	—	—	—	—	1,349	—	—	1,349
Cash dividends declared	—	—	—	—	—	(21,543)	—	—	—	(21,543)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	102,883	1	(1,444)	—	—	—	—	(1,443)
BALANCE, MARCH 31, 2025	200,000	$2	48,937,424	$489	$722,275	$977,556	$294	1,365,648	$(41,284)	$1,659,332

	Three Months Ended March 31, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2023	200,000	$2	48,731,026	$487	$699,554	$789,553	$(1,086)	1,365,648	$(41,284)	$1,447,226
Net income	—	—	—	—	—	56,853	—	—	—	56,853
Other comprehensive loss	—	—	—	—	—	—	(2,708)	—	—	(2,708)
Cash dividends declared	—	—	—	—	—	(19,527)	—	—	—	(19,527)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	73,938	1	3,055	—	—	—	—	3,056
BALANCE, MARCH 31, 2024	200,000	$2	48,804,964	$488	$702,609	$826,879	$(3,794)	1,365,648	$(41,284)	$1,484,900

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,444	$56,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,548	6,616
Amortization of intangibles	4,545	4,548
Amortization of premium and discount on investments, net	(1,471)	(2,236)
Stock-based compensation	7,076	9,174
Deferred income tax benefit	(3,091)	(3,936)
Retirement plan expense, net of benefit payments	423	330
Decrease (increase) in assets:
Accounts receivable	(25,915)	20,266
Inventory	(14,460)	2,890
Other current assets	400	(2,113)
Other assets	(2,568)	2,907
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(13,408)	(7,977)
Other current liabilities	16,867	12,786
Deferred revenue	(8,491)	(27,270)
Other liabilities	(337)	(682)
Net cash provided by operating activities	30,562	72,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,059)	(7,206)
Purchases of investments	(38,772)	(99,947)
Proceeds from sale and maturity of investments	110,000	42,970
Net cash provided by (used in) investing activities	58,169	(64,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	579	639
Payment of withholding taxes related to stock-based compensation to employees	(9,398)	(7,058)
Cash dividends paid	(21,419)	(19,527)
Net cash used in financing activities	(30,238)	(25,946)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,493	(17,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,980	91,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,473	$74,012
SUPPLEMENTAL DISCLOSURES:
Unrealized gain (loss) on available-for-sale securities	$1,320	$(2,666)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	5,487	(156)
Cash paid for income taxes, net of refunds	2,266	5,085

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H. (UDC Korea), Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis), UDC Ventures LLC, OVJP Corporation (OVJP Corp), OLED Material Manufacturing Limited (OMM), and Universal Vapor Jet Corporation Pte. Ltd. (UVJC). All intercompany transactions and accounts have been eliminated.

Segment Information

The Company has one reportable business segment, namely OLED technologies and materials. The Company also performs contract development and manufacturing support services through its subsidiary, Adesis. However, the Company’s Chief Operating Decision Maker (CODM) reviews financial operating results for the Company on a combined basis only, with the exception of revenue, for the purposes of resource allocation decisions. Combined entity-level results are deemed sufficient for the assessment of the Company’s operating performance. As a result, Adesis is not considered a reportable business segment and its operations are contained in the OLED technologies and materials segment. Factors that went into this determination included examining the nature and significance of the various business activities the Company engages in, and the availability of discrete data for those business activities.

The Company’s CODM is its President and Chief Executive Officer. The President and Chief Executive Officer is the highest level of management responsible for the allocation of the Company’s resources and acts as the “assessor of the financial performance” of the Company. In a review of the financial decision making process, it was determined that the CODM primarily utilizes information consistent with that already incorporated in the existing consolidated financial statements. These measures include revenue, operating expense, net income and assets. As such, the Consolidated Financial Statements presentation is consistent with how the Company's CODM evaluates the results of operations and formulates strategic decisions about the business.

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

The Company’s policy is to recognize an impairment in the value of its minority equity investments when evidence of an impairment exists. Factors considered in the assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The impairment in the value of minority equity investments is included in the other income (loss), net line item on the Consolidated Statements of Income.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2025, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three months ended March 31, 2025 and 2024 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

In June 2020, the Company formed a wholly-owned subsidiary, OVJP Corp, operating in California, in order to advance the commercialization of the Company's proprietary OVJP technology. In December 2024, the Company announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to the Company's newly formed Singapore subsidiary, UVJC, as well as continued operations in the Company's Tech and Innovation Center in New Jersey. As a result of the closure of OVJP Corp's location in California, the Company recorded $602,000 of restructuring costs for the three months ended March 31, 2025. The OVJP Corp restructuring costs are included in the research and development expense line item on the Consolidated Statements of Income.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standard

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718). The standard provides guidance to reduce complexity and diversity in practice in determining whether a profits interest award is accounted for as a share-based payment. Early adoption is permitted. This guidance can be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest or similar awards granted or modified on or after the effective date for our application of this guidance. The adoption of ASU 2024-01, beginning on January 1, 2025, did not have an impact on the Consolidated Financial Statements and related disclosures.

Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard enhances the annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity's worldwide operations. ASU 2023-09 becomes effective for annual reporting periods beginning after December 15, 2024, and the Company is evaluating the potential impact of this standard on its income tax disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Market Value
March 31, 2025
Cash accounts in banking institutions	$103,545	$—	$—	$103,545
Money market accounts	53,928	—	—	53,928
	$157,473	$—	$—	$157,473
December 31, 2024
Cash accounts in banking institutions	$96,318	$—	$—	$96,318
Money market accounts	2,662	—	—	2,662
	$98,980	$—	$—	$98,980

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
March 31, 2025
U.S. Government bonds	$412,578	$764	$(24)	$413,318
Marketable securities (1)	489	12	(14)	487
	$413,067	$776	$(38)	$413,805
December 31, 2024
U.S. Government bonds	$392,778	$758	$—	$393,536
Marketable securities (1)	142	12	—	154
	$392,920	$770	$—	$393,690

(1)
Changes in aggregate fair market value recorded in other income (loss), net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
March 31, 2025
U.S. Government bonds	$344,861	$2,205	$(159)	$346,907
	$344,861	$2,205	$(159)	$346,907
December 31, 2024
U.S. Government bonds	$434,766	$1,302	$(595)	$435,473
	$434,766	$1,302	$(595)	$435,473

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company had minority equity investments in six entities with a total carrying value of $18.6 million accounted for as equity securities without readily determinable fair values. As of March 31, 2025 and December 31, 2024, the Company had two convertible note investments, with a total fair value of $3.5 million, accounted for as available-for-sale debt securities without readily determinable fair values.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$413,318	$413,318	$—	$—
Long-term U.S. Government bonds	346,907	346,907	—	—
Cash equivalents	53,928	53,928	—	—
Short-term Marketable Securities	487	487	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$435,473	$435,473	$—	$—
Short-term U.S. Government bonds	393,536	393,536	—	—
Cash equivalents	2,662	2,662	—	—
Short-term Marketable Securities	154	154	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other loss, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2025 or December 31, 2024.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$116,900	$106,795
Work-in-process	22,452	16,374
Finished goods	58,046	59,769
Inventory	$197,398	$182,938

The Company recorded no increase in its inventory reserves for both three months ended March 31, 2025 and 2024.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$12,230	$12,230
Building and improvements	134,081	131,288
Office and lab equipment	166,004	159,448
Furniture, fixtures and computer related assets	16,135	16,858
Construction-in-progress	35,923	45,292
	364,373	365,116
Less: Accumulated depreciation	(168,110)	(169,877)
Property and equipment, net	$196,263	$195,239

Depreciation expense was $6.5 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Merck KGaA	$66,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(207,814)	(203,621)
Acquired technology, net	$69,361	$73,554

Amortization expense related to acquired technology was $4.2 million for both three months ended March 31, 2025 and 2024. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $12.6 million for the nine months ending December 31, 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, $7.1 million in the year ending December 31, 2029, and $23.3 million thereafter.

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

At March 31, 2025, these other intangible assets consist of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(7,943)	$2,577
Developed IP, processes and recipes	4,820	(2,788)	2,032
Trade name/Trademarks	1,500	(1,305)	195
Other	448	(158)	290
Total identifiable other intangible assets	$17,288	$(12,194)	$5,094

Amortization expense related to other intangible assets was $352,000 and $356,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.1 million for the nine months ending December 31, 2025, $1.4 million for the year ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, $362,000 for the year ending December 31, 2029 and $500,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term taxes receivable	$52,899	$52,899
Long-term unbilled receivables	28,444	24,943
Right-of-use assets	19,822	19,867
Long-term contract assets	5,925	6,528
Other long-term assets	2,293	2,578
Other assets	$109,383	$106,815

See Notes 9 and 20 for further explanation on right-of-use assets and non-current taxes receivable, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2025, the Company did not have any finance leases and had one additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$916	$1,103
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$709	$—

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	March 31, 2025	December 31, 2024
Right-of-use assets	$19,822	$19,867
Short-term lease liabilities	3,978	3,848
Long-term lease liabilities	18,785	19,135

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2025
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	3.7%

As of March 31, 2025, current operating leases had remaining terms between two and seven years with options to extend the lease terms.

Undiscounted future minimum lease payments as of March 31, 2025, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025(1)	$3,339
2026	4,536
2027	4,465
2028	4,181
2029	2,753
Thereafter	5,466
Total lease payments	24,740
Less: Imputed interest	(1,977)
Present value of lease payments	$22,763

(1)
Scheduled maturities of lease liabilities represent the period from Apil 1, 2025 to December 31, 2025.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Compensation	$14,134	$28,744
PPG Industries, Inc. agreement	11,209	7,759
Consulting	2,393	1,718
Professional fees	1,118	1,292
Royalties	614	1,048
Research and development agreements	522	852
Other	5,099	4,613
Accrued expenses	$35,089	$46,026

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $99,000 and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of March 31, 2025, the Company was obligated to pay USC up to $1.2 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $452,000 and $267,000 for the three months ended March 31, 2025 and 2024, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term lease liabilities	$18,785	$19,135
Long-term taxes payable	15,749	15,749
Other long-term liabilities	307	527
Other liabilities	$34,841	$35,411

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

The Company recorded research and development expense of $4.6 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of March 31, 2025, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders.

As of March 31, 2025, the Company had issued 48,937,424 shares of common stock, of which 47,571,776 were outstanding. During the three months ended March 31, 2025 and 2024, the Company repurchased no shares of common stock.

Dividends

During the three months ended March 31, 2025, the Company declared cash dividends of $0.45 per common share, or $21.5 million, on the Company's outstanding common stock. The Company paid out $21.4 million of cash dividends during the three months ended March 31, 2025.

On April 29, 2025, the Company’s Board of Directors declared a second quarter dividend of $0.45 per share to be paid on June 30, 2025 to all shareholders of record of the Company’s common stock as of the close of business on June 16, 2025. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Amounts related to the changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)
Other comprehensive gain before reclassification	1,320	—	25	1,345
Reclassification to net income (1)	—	4	—	4	Selling, general and administrative, research and development and cost of sales
Change during period	1,320	4	25	1,349
Balance March 31, 2025, net of tax	$2,589	$(2,102)	$(193)	$294

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2023, net of tax	$858	$(1,808)	$(136)	$(1,086)
Other comprehensive loss before reclassification	(2,666)	—	(50)	(2,716)
Reclassification to net income (1)	—	8	—	8	Selling, general and administrative, research and development and cost of sales
Change during period	(2,666)	8	(50)	(2,708)
Balance March 31, 2024, net of tax	$(1,808)	$(1,800)	$(186)	$(3,794)

(1)
The Company reclassified amortization of prior service cost and actuarial loss for its retirement plan from accumulated other comprehensive income (loss) to net income of $4,000 and $8,000 for the three months ended March 31, 2025 and 2024, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of March 31, 2025, 1,111,356 shares remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the three months ended March 31, 2025, the Company granted 101,659 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $11.0 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2025 and 2024, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.8 million and $2.2 million, respectively, research and development expense of $1.2 million and $1.4 million, respectively, and cost of sales of $409,000 and $436,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2025 and 2024, 32,711 and 31,669 shares, respectively, with aggregate fair values of $4.9 million and $5.6 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2025 and 2024, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $516,000 and $395,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 3,420 and 2,392 shares, respectively, during the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025, the Company granted 83,073 performance units, of which 41,535 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 20,769 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 20,769 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $9.0 million for the three months ended March 31, 2025, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended March 31, 2025 and 2024, the Company recorded selling, general and administrative expense of $1.8 million and $2.5 million, respectively, research and development expense of $710,000 and $1.2 million, respectively, and cost of sales expense of $440,000 and $748,000, respectively, related to the performance units.

In connection with the vesting of performance units during the three months ended March 31, 2025 and 2024, 30,875 and 8,160 shares, respectively, with an aggregate fair value of $4.5 million and $1.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2025 and 2024, the Company issued 4,881 and 4,463 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $579,000 and $639,000, respectively.

For the three months ended March 31, 2025 and 2024, the Company recorded charges of $37,000 and $37,000, respectively, to selling, general and administrative expense, $56,000 and $76,000, respectively, to research and development expense, and $62,000 and $51,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the three months ended March 31, 2025 and 2024, the Company granted a total of 2,070 and 1,616 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2024 and 2023, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

For the three months ended March 31, 2025 and 2024, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $59,000 and $62,000, respectively.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2025, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the three months ended March 31, 2025 were $504,000.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Service cost	$225	$212
Interest cost	696	610
Amortization of prior service cost	6	11
Total net periodic benefit cost	$927	$833

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

The Company has agreements with five executive officers and 10 senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2025 and December 31, 2024, the Company had purchase commitments for inventory of $40.3 million and $46.5 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2025	2024	March 31, 2025
A	36%	41%	$47,024
B	23%	16%	$10,607
C	20%	25%	$33,195

Revenues from outside of North America represented approximately 96% and 99% of consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2025	2024
South Korea	$87,333	$102,398
China	71,092	57,470
Japan	413	1,254
Other non-U.S. locations	454	1,665
Total non-U.S. locations	159,292	162,787
United States	6,985	2,472
Total revenue	$166,277	$165,259

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	March 31, 2025	December 31, 2024
United States	$117,744	$117,496
Ireland	64,436	63,346
Other	14,083	14,397
Total property and equipment, net	$196,263	$195,239

Substantially all chemical materials were purchased from one supplier. See Note 13.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 19.6% and 19.4% for the three months ended March 31, 2025 and 2024, respectively. The Company recorded an income tax expense of $15.7 million and $13.6 million for the three months ended March 31, 2025 and 2024, respectively. The discrepancy between the statutory tax rate and the effective tax rate is primarily due to the benefit of income taxed in foreign jurisdictions. The effective income tax rate increased due to a decrease in research and development credits. As of March 31, 2025, the Company had $20.0 million of taxes payable included in other current liabilities on the Consolidated Balance Sheets.

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

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS; and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court. Multiple briefs have been filed with the District Court and the Company is waiting for the next court hearing to be scheduled. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term receivable of $52.9 million as of March 31, 2025, and December 31, 2024, for the receipt of the Korean withholding tax. The Company also recorded foreign exchange loss of none and $2.3 million for the three months ended March 31, 2025 and 2024, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of March 31, 2025 and December 31, 2024, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

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

For the three months ended March 31, 2025 and 2024, the Company recorded 96% and 98%, respectively, of its revenue from OLED related sales and 4% and 2%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2025
Accounts receivable	$139,563
Short-term unbilled receivables	29,700
Long-term unbilled receivables	28,444
Short-term contract assets	2,991
Long-term contract assets	5,925
Short-term deferred revenue	22,772
Long-term deferred revenue	2,348

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of March 31, 2025 will be recognized as materials are shipped to customers over the remaining contract periods. As of March 31, 2025, the Company had $29.1 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	39,447
Increases due to cash received	—	(32,943)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	1,987
Unbilled receivables recorded, net	31,435	—
Contract assets recorded, net	(544)	—
Transferred to receivables from unbilled receivables	(28,707)	—
Net change	2,184	8,491
Balance at March 31, 2025	$67,060	$(25,120)

	Three Months Ended March 31, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	61,095
Increases due to cash received	—	(33,323)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	(502)
Unbilled receivables recorded, net	2,560	—
Contract assets recorded, net	(541)	—
Net change	2,019	27,270
Balance at March 31, 2024	$44,153	$(32,449)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $2.0 million for the three months ended March 31, 2025 as compared to a net reduction of $502,000 for the three months ended March 31, 2024. For the three months ended March 31, 2025, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$64,444	$56,853
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(79)	(201)
Adjusted net income	$64,365	$56,652
Denominator:
Weighted average common shares outstanding – Basic	47,567,295	47,557,959
Effect of dilutive shares:
Common stock equivalents arising from stock options and ESPP	567	462
Restricted stock awards and units and performance units	121,795	70,071
Weighted average common shares outstanding – Diluted	47,689,657	47,628,492
Net income per common share:
Basic	$1.35	$1.19
Diluted	$1.35	$1.19

For the three months ended March 31, 2025 and 2024, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 81,782 and 27,453, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

23. SUBSEQUENT EVENTS:

On April 29, 2025, the Company's Board of Directors authorized management to repurchase up to $100 million of the Company’s common stock.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2025, Adesis employed a team of 142 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), operating in California, in order to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. In December 2024, we announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to our newly formed Singapore subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC), as well as continued operations in our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for OVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary plans to assess additional market opportunities where this technology may be transformative. As a result of the closure of the OVJP Corp location in California, we recorded $602,000 of restructuring costs for the three months ended March 31, 2025.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
REVENUE:
Material sales	$86,155	$93,284	$(7,129)
Royalty and license fees	73,569	68,268	5,301
Contract research services	6,553	3,707	2,846
Total revenue	166,277	165,259	1,018
COST OF SALES	38,134	36,969	1,165
Gross margin	128,143	128,290	(147)
OPERATING EXPENSES:
Research and development	34,900	37,985	(3,085)
Selling, general and administrative	17,014	19,252	(2,238)
Amortization of acquired technology and other intangible assets	4,545	4,548	(3)
Patent costs	1,906	1,982	(76)
Royalty and license expense	114	1,651	(1,537)
Total operating expenses	58,479	65,418	(6,939)
OPERATING INCOME	69,664	62,872	6,792
Interest income, net	10,074	9,568	506
Other income (loss), net	378	(1,943)	2,321
Interest and other income (loss), net	10,452	7,625	2,827
INCOME BEFORE INCOME TAXES	80,116	70,497	9,619
INCOME TAX EXPENSE	(15,672)	(13,644)	(2,028)
NET INCOME	$64,444	$56,853	$7,591

Revenue

Our total material sales were $86.2 million for the three months ended March 31, 2025, as compared to $93.3 million for the three months ended March 31, 2024, a decrease of 8% with a commensurate decrease in unit material volume of 8%. The decrease in material sales was primarily due to lower unit material volume for our emitter materials, partially offset by changes in customer mix.

•
Green emitter sales for the three months ended March 31, 2025, which include our yellow-green emitters, were $63.5 million as compared to $70.8 million for the three months ended March 31, 2024, with unit material volumes decreasing by 10%.
•
Red emitter sales for the three months ended March 31, 2025 were $21.5 million as compared to $20.6 million for the three months ended March 31, 2024, with unit material volumes decreasing by 1%.

Revenue from royalty and license fees was $73.6 million for the three months ended March 31, 2025 as compared to $68.3 million for the three months ended March 31, 2024, an increase of 8%. The increase in royalty and license fees was primarily the result of changes in customer mix, partially offset by lower unit material volume.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $2.0 million for the three months ended March 31, 2025 as compared to a net reduction of $502,000 for the three months ended March 31, 2024. For the three months ended March 31, 2025, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $6.6 million for the three months ended March 31, 2025 as compared to $3.7 million for the three months ended March 31, 2024, an increase of 77%. The increase in contract research services revenue was primarily due to increased specialty manufacturing customer demand at our subsidiary, Adesis, during the three months ended March 31, 2025.

Cost of sales

Cost of sales for the three months ended March 31, 2025 increased by $1.2 million as compared to the three months ended March 31, 2024, primarily due to product mix and Adesis' cost of sales, offset by lower sales volume. As a result of the decrease in revenue from material sales, partially offset by the increase from royalty and licenses fees, gross margin for the three months ended March 31, 2025 decreased by $147,000 as compared to the three months ended March 31, 2024, with gross margin as a percentage of revenue decreasing to 77% from 78%.

Research and development

Research and development expenses decreased to $34.9 million for the three months ended March 31, 2025, as compared to $38.0 million for the three months ended March 31, 2024. The decrease in research and development expenses was primarily due to the closure of the OVJP Corp facility in California during December 2024 and lower performance-based stock compensation expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased to $17.0 million for the three months ended March 31, 2025, as compared to $19.3 million for the three months ended March 31, 2024. The decrease in selling, general and administrative expenses was primarily due to lower performance-based stock compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.5 million for both three months ended March 31, 2025 and 2024.

Patent costs

Patent costs decreased to $1.9 million for the three months ended March 31, 2025, as compared to $2.0 million for the three months ended March 31, 2024. The results in the current year reflected lower internal prosecution related costs.

Royalty and license expense

Royalty and license expense decreased to $114,000 for the three months ended March 31, 2025, as compared to $1.7 million for the three months ended March 31, 2024. The decrease was due to a one-time expense of $1.5 million during the three months ended March 31, 2024 in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other income (loss), net

Interest income, net was $10.1 million for the three months ended March 31, 2025, as compared to $9.6 million for the three months ended March 31, 2024. The increase in interest income, net was primarily due to higher average available-for-sale investment balances held during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Other income

(loss), net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $378,000 for the three months ended March 31, 2025 as compared to other loss, net of $1.9 million for the three months ended March 31, 2024.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.6% and 19.4% for the three months ended March 31, 2025 and 2024, respectively, and we recorded income tax expense of $15.7 million and $13.6 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of March 31, 2025, we had cash and cash equivalents of $157.5 million, short-term investments of $413.8 million, and long-term U.S. Government bonds investments of $346.9 million for a total of $918.2 million. This compares to cash and cash equivalents of $99.0 million, short-term investments of $393.7 million, and long-term U.S. Government bond investments of $435.5 million for a total of $928.2 million as of December 31, 2024.

Cash provided by operating activities for the three months ended March 31, 2025 was $30.6 million resulting from $64.4 million of net income and $14.1 million from non-cash items including stock-based compensation, depreciation and amortization of intangibles, partially offset by a $47.9 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in accounts receivable of $25.9 million, an increase in inventory of $14.4 million, a decrease in accounts payable and accrued expenses of $13.4 million, a decrease in deferred revenue of $8.5 million and an increase in other assets of $2.2 million, partially offset by an increase in other liabilities of $16.5 million.

Cash provided by operating activities for the three months ended March 31, 2024 was $72.2 million resulting from $56.9 million of net income, $14.5 million from non-cash items including stock-based compensation, depreciation and amortization of intangibles, and $807,000 due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in accounts receivable of $20.3 million, an increase in other liabilities of $12.1 million, a decrease in inventory of $2.9 million, and a decrease of other assets of $794,000, partially offset by a decrease in deferred revenue of $27.3 million and a decrease in accounts payable and accrued expenses of $8.0 million.

Cash provided by investing activities was $58.2 million for the three months ended March 31, 2025, as compared to cash used in investing activities of $64.2 million for the three months ended March 31, 2024. The increase in cash provided by investing activities was due to timing of maturities and purchases of investments resulting in net proceeds of $71.2 million for the three months ended March 31, 2025, as compared to net purchases of $57.0 million for the three months ended March 31, 2024, partially offset by an increase in purchases of property, plant and equipment of $5.8 million. The increase in property, plant and equipment purchases during the three months ended March 31, 2025 was primarily due to the continued expansion of the manufacturing facility in Shannon, Ireland and improvements to our research and development facility in Ewing, New Jersey.

Cash used in financing activities was $30.2 million for the three months ended March 31, 2025, as compared to $25.9 million for the three months ended March 31, 2024. The increase was due to an increase in the payment of withholding taxes related to stock-based compensation to employees of $2.4 million and an increase in the cash payment of dividends in the current year of $1.9 million.

Working capital was $905.3 million as of March 31, 2025, as compared to $774.4 million as of December 31, 2024. The increase was primarily due to increases in cash and cash equivalents, accounts receivable and short-term investments.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: May 1, 2025	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer