Form 10-Q
period 2025-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2025-07-31
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, the registrant had outstanding 47,534,172 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,804	$98,980
Short-term investments	429,404	393,690
Accounts receivable	147,043	113,648
Inventory	208,199	182,938
Other current assets	130,352	110,575
Total current assets	1,010,802	899,831
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $174,863 and $169,877	205,131	195,239
ACQUIRED TECHNOLOGY, net of accumulated amortization of $212,007 and $203,621	65,168	73,554
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $12,550 and $11,842	4,738	5,446
GOODWILL	15,535	15,535
INVESTMENTS	432,368	457,593
DEFERRED INCOME TAXES	82,909	78,320
OTHER ASSETS	115,047	106,815
TOTAL ASSETS	$1,931,698	$1,832,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,467	$36,590
Accrued expenses	44,082	46,026
Deferred revenue	36,005	33,074
Other current liabilities	7,001	9,720
Total current liabilities	125,555	125,410
DEFERRED REVENUE	2,224	537
RETIREMENT PLAN BENEFIT LIABILITY	55,285	54,450
OTHER LIABILITIES	34,022	35,411
Total liabilities	217,086	215,808
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,899,719 and 48,834,541 shares issued, and 47,534,071 and 47,468,893 shares outstanding, at June 30, 2025 and December 31, 2024, respectively	489	488
Additional paid-in capital	732,068	723,719
Retained earnings	1,023,184	934,655
Accumulated other comprehensive income (loss)	153	(1,055)
Treasury stock, at cost (1,365,648 shares at June 30, 2025 and December 31, 2024)	(41,284)	(41,284)
Total shareholders’ equity	1,714,612	1,616,525
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,931,698	$1,832,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE:
Material sales	$88,650	$95,442	$174,805	$188,726
Royalty and license fees	75,667	59,551	149,236	127,819
Contract research services	7,477	3,512	14,030	7,219
Total revenue	171,794	158,505	338,071	323,764
COST OF SALES	39,203	38,328	77,337	75,297
Gross margin	132,591	120,177	260,734	248,467
OPERATING EXPENSES:
Research and development	36,358	36,826	71,258	74,811
Selling, general and administrative	20,440	19,841	37,454	39,093
Amortization of acquired technology and other intangible assets	4,548	4,549	9,093	9,097
Patent costs	2,588	2,401	4,494	4,383
Royalty and license expense	117	123	231	1,774
Total operating expenses	64,051	63,740	122,530	129,158
OPERATING INCOME	68,540	56,437	138,204	119,309
Interest income, net	9,763	9,913	19,837	19,481
Other income (loss), net	5,575	(1,460)	5,953	(3,403)
Interest and other income (loss), net	15,338	8,453	25,790	16,078
INCOME BEFORE INCOME TAXES	83,878	64,890	163,994	135,387
INCOME TAX EXPENSE	(16,614)	(12,553)	(32,286)	(26,197)
NET INCOME	$67,264	$52,337	$131,708	$109,190
NET INCOME PER COMMON SHARE:
BASIC	$1.41	$1.10	$2.77	$2.29
DILUTED	$1.41	$1.10	$2.76	$2.29
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,593,660	47,549,843	47,580,549	47,553,969
DILUTED	47,674,886	47,628,113	47,684,351	47,628,470
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.40	$0.90	$0.80

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$67,264	$52,337	$131,708	$109,190
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities, net of tax of none for both three and six month periods	(319)	(310)	1,001	(2,976)
Actuarial loss on retirement plan, net of tax of none, $246, none and $246, respectively	—	(761)	—	(761)
Amortization of prior service cost, actuarial loss and curtailment charge for retirement plan included in net periodic pension costs, net of tax of ($1), ($75), ($2) and ($77), respectively	5	248	9	256
Change in cumulative foreign currency translation adjustment	173	(43)	198	(93)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(141)	(866)	1,208	(3,574)
COMPREHENSIVE INCOME	$67,123	$51,471	$132,916	$105,616

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2025
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, MARCH 31, 2025	200,000	$2	48,937,424	$489	$722,275	$977,556	$294	1,365,648	$(41,284)	$1,659,332
Net income	—	—	—	—	—	67,264	—	—	—	67,264
Other comprehensive loss	—	—	—	—	—	—	(141)	—	—	(141)
Cash dividends declared	—	—	—	—	—	(21,636)	—	—	—	(21,636)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	(37,705)	—	9,793	—	—	—	—	9,793
BALANCE, JUNE 30, 2025	200,000	$2	48,899,719	$489	$732,068	$1,023,184	$153	1,365,648	$(41,284)	$1,714,612

	Six Months Ended June 30, 2025
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2024	200,000	$2	48,834,541	$488	$723,719	$934,655	$(1,055)	1,365,648	$(41,284)	$1,616,525
Net income	—	—	—	—	—	131,708	—	—	—	131,708
Other comprehensive income	—	—	—	—	—	—	1,208	—	—	1,208
Cash dividends declared	—	—	—	—	—	(43,179)	—	—	—	(43,179)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	65,178	1	8,349	—	—	—	—	8,350
BALANCE, JUNE 30, 2025	200,000	$2	48,899,719	$489	$732,068	$1,023,184	$153	1,365,648	$(41,284)	$1,714,612

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, MARCH 31, 2024	200,000	$2	48,804,964	$488	$702,609	$826,879	$(3,794)	1,365,648	$(41,284)	$1,484,900
Net income	—	—	—	—	—	52,337	—	—	—	52,337
Other comprehensive loss	—	—	—	—	—	—	(866)	—	—	(866)
Cash dividends declared	—	—	—	—	—	(19,158)	—	—	—	(19,158)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	9,309	—	9,625	—	—	—	—	9,625
BALANCE, JUNE 30, 2024	200,000	$2	48,814,273	$488	$712,234	$860,058	$(4,660)	1,365,648	$(41,284)	$1,526,838

	Six Months Ended June 30, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2023	200,000	$2	48,731,026	$487	$699,554	$789,553	$(1,086)	1,365,648	$(41,284)	$1,447,226
Net income	—	—	—	—	—	109,190	—	—	—	109,190
Other comprehensive loss	—	—	—	—	—	—	(3,574)	—	—	(3,574)
Cash dividends declared	—	—	—	—	—	(38,685)	—	—	—	(38,685)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	83,247	1	12,680	—	—	—	—	12,681
BALANCE, JUNE 30, 2024	200,000	$2	48,814,273	$488	$712,234	$860,058	$(4,660)	1,365,648	$(41,284)	$1,526,838

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,708	$109,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,402	13,092
Amortization of intangibles	9,093	9,097
Amortization of premium and discount on investments, net	(2,496)	(4,276)
Stock-based compensation	16,419	18,523
Deferred income tax benefit	(4,592)	(7,402)
Retirement plan expense, net of benefit payments	847	962
Decrease (increase) in assets:
Accounts receivable	(33,395)	15,464
Inventory	(25,261)	3,952
Other current assets	(19,777)	(45,364)
Other assets	(8,232)	6,444
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,632	12,367
Other current liabilities	(3,153)	(2,141)
Deferred revenue	4,618	10,797
Other liabilities	(1,315)	(1,536)
Net cash provided by operating activities	82,498	139,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,536)	(16,334)
Purchases of investments	(191,951)	(174,757)
Proceeds from sale and maturity of investments	185,000	97,620
Net cash used in investing activities	(34,487)	(93,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,074	1,187
Payment of withholding taxes related to stock-based compensation to employees	(9,442)	(7,329)
Cash dividends paid	(42,819)	(38,685)
Net cash used in financing activities	(51,187)	(44,827)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,176)	871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,980	91,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,804	$92,856
SUPPLEMENTAL DISCLOSURES:
Unrealized gain (loss) on available-for-sale securities	$1,001	$(2,976)
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	4,242	(7,082)
Cash paid for income taxes, net of refunds	45,616	47,263

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Universal Display Corporation and its wholly owned subsidiaries, UDC, Inc., UDC Ireland Limited (UDC Ireland), Universal Display Corporation Hong Kong, Limited, Universal Display Corporation Korea, Y.H. (UDC Korea), Universal Display Corporation Japan GK, Universal Display Corporation China, Ltd., Adesis, Inc. (Adesis), UDC Ventures LLC, OVJP Corporation (OVJP Corp), OLED Material Manufacturing Limited (OMM), Universal Vapor Jet Corporation Pte. Ltd. (UVJC) and UDC Chengdu OLED Technology, Ltd. (UDC Chengdu). All intercompany transactions and accounts have been eliminated.

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

The Company’s CODM is its President and Chief Executive Officer. The President and Chief Executive Officer is the highest level of management responsible for the allocation of the Company’s resources and acts as the “assessor of the financial performance” of the Company. In a review of the financial decision making process, it was determined that the CODM primarily utilizes information consistent with that already incorporated in the existing consolidated financial statements. These measures include revenue, operating expenses, net income and assets. As such, the Consolidated Financial Statements presentation is consistent with how the Company's CODM evaluates the results of operations and formulates strategic decisions about the business.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2025, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three and six months ended June 30, 2025 and 2024 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

All material sales transactions that are not variable consideration transactions are generally billed and due within 90 days and substantially all are transacted in U.S. dollars.

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

Restructuring

The Company has participated in restructuring initiatives in the past and it is possible that the Company may engage in future restructuring activities. Identifying and calculating the cost to exit operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property and equipment to net realizable value. Significant judgment is required, and estimates and assumptions may change as additional information becomes available and facts or circumstances change.

In June 2020, the Company formed a wholly-owned subsidiary, OVJP Corp, operating in California, in order to advance the commercialization of the Company's proprietary OVJP technology. In December 2024, the Company announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to the Company's newly formed Singapore subsidiary, UVJC, as well as continued operations in the Company's Tech and Innovation Center in New Jersey. As a result of the closure of OVJP Corp's location in California, the Company recorded $602,000 of restructuring costs during the six months ended June 30, 2025. The Company recorded no restructuring costs during the three months ended June 30, 2025. The OVJP Corp restructuring costs are included in the research and development expense line item on the Consolidated Statements of Income.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland, UDC Korea and UDC Chengdu subsidiaries are also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries is its respective local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its other Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). With the exception of the Korean withholding tax receivable denominated in Korean Won (see Note 20), the overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14." The bill contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the full effects of the legislation on the Company's estimated annual effective tax rate and cash tax position. As the legislation was signed into law after June 30, 2025, the impacts are not reflected in the Company's operating results for the three and six months ended June 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE). The standard requires new financial statement disclosures disaggregating information about prescribed categories underlying any relevant income statement expense caption. ASU 2024-03 becomes effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the potential impact of this standard on the Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Market Value
June 30, 2025
Cash accounts in banking institutions	$95,187	$—	$—	$95,187
Money market accounts	617	—	—	617
	$95,804	$—	$—	$95,804
December 31, 2024
Cash accounts in banking institutions	$96,318	$—	$—	$96,318
Money market accounts	2,662	—	—	2,662
	$98,980	$—	$—	$98,980

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
June 30, 2025
U.S. Government bonds	$428,216	$685	$(59)	$428,842
Marketable securities (1)	509	67	(14)	562
	$428,725	$752	$(73)	$429,404
December 31, 2024
U.S. Government bonds	$392,778	$758	$—	$393,536
Marketable securities (1)	142	12	—	154
	$392,920	$770	$—	$393,690

(1)
Changes in aggregate fair market value recorded in other income (loss), net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
June 30, 2025
U.S. Government bonds	$404,907	$2,001	$(161)	$406,747
	$404,907	$2,001	$(161)	$406,747
December 31, 2024
U.S. Government bonds	$434,766	$1,302	$(595)	$435,473
	$434,766	$1,302	$(595)	$435,473

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company had minority equity investments in seven and six entities, respectively, with a total carrying value of $22.1 million and $18.6 million, respectively, accounted for as equity securities without readily determinable fair values. As of June 30, 2025 and December 31, 2024, the Company had two convertible note investments, with a total fair value of $3.5 million, accounted for as available-for-sale debt securities without readily determinable fair values.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$428,842	$428,842	$—	$—
Long-term U.S. Government bonds	406,747	406,747	—	—
Cash equivalents	617	617	—	—
Short-term marketable securities	562	562	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$435,473	$435,473	$—	$—
Short-term U.S. Government bonds	393,536	393,536	—	—
Cash equivalents	2,662	2,662	—	—
Short-term marketable securities	154	154	—	—

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income (loss), net on the Consolidated Statements of Income. There were no credit losses on debt investments as of June 30, 2025 or December 31, 2024.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$128,547	$106,795
Work-in-process	19,164	16,374
Finished goods	60,488	59,769
Inventory	$208,199	$182,938

The increase in inventory during the six months ended June 30, 2025 was primarily due to purchases of certain strategic raw materials. The Company recorded an increase in its inventory reserves of none and $289,000 for the three and six months ended June 30, 2025 and 2024, respectively.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$12,230	$12,230
Building and improvements	134,590	131,288
Office and lab equipment	169,602	159,448
Furniture, fixtures and computer related assets	16,157	16,858
Construction-in-progress	47,415	45,292
	379,994	365,116
Less: Accumulated depreciation	(174,863)	(169,877)
Property and equipment, net	$205,131	$195,239

Depreciation expense was $6.9 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively, and $13.4 million and $13.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Merck KGaA	$66,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(212,007)	(203,621)
Acquired technology, net	$65,168	$73,554

Amortization expense related to acquired technology was $4.2 million for both three months ended June 30, 2025 and 2024 and $8.4 million for both six months ended June 30, 2025 and 2024. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $8.4 million for the six months ending December 31, 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, $7.1 million in the year ending December 31, 2029, and $23.3 million thereafter.

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

At June 30, 2025, these other intangible assets consist of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,171)	$2,349
Developed IP, processes and recipes	4,820	(2,868)	1,952
Trade name/Trademarks	1,500	(1,343)	157
Other	448	(168)	280
Total identifiable other intangible assets	$17,288	$(12,550)	$4,738

Amortization expense related to other intangible assets was $356,000 and $355,000 for the three months ended June 30, 2025 and 2024, respectively, and $708,000 and $711,000 for the six months ended June 30, 2025 and 2024. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $719,000 for the six months ending December 31, 2025, $1.4 million for the year ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, $362,000 for the year ending December 31, 2029 and $500,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term taxes receivable	$57,419	$52,899
Long-term unbilled receivables	31,171	24,943
Right-of-use assets	19,067	19,867
Long-term contract assets	5,242	6,528
Other long-term assets	2,148	2,578
Other assets	$115,047	$106,815

See Notes 9, 20 and 21 for further explanation on right-of-use assets, long-term taxes receivable and long-term unbilled receivables, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2025, the Company did not have any finance leases and had one additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$942	$1,089	$1,858	$2,192
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$709	$—

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	June 30, 2025	December 31, 2024
Right-of-use assets	$19,067	$19,867
Short-term lease liabilities	4,049	3,848
Long-term lease liabilities	17,789	19,135

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2025
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	3.7%

As of June 30, 2025, current operating leases had remaining terms between one and six years with options to extend the lease terms.

Undiscounted future minimum lease payments as of June 30, 2025, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025(1)	$2,248
2026	4,546
2027	4,476
2028	4,185
2029	2,753
Thereafter	5,466
Total lease payments	23,674
Less: Imputed interest	(1,836)
Present value of lease payments	$21,838

(1)
Scheduled maturities of lease liabilities represent the period from July 1, 2025 to December 31, 2025.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Compensation	$20,655	$28,744
PPG Industries, Inc. agreement	11,982	7,759
Consulting	1,730	1,718
Professional fees	1,260	1,292
Research and development agreements	468	852
Royalties	231	1,048
Other	7,756	4,613
Accrued expenses	$44,082	$46,026

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $105,000 and $107,000 for the three months ended June 30, 2025 and 2024, respectively, and $204,000 and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of June 30, 2025, the Company was obligated to pay USC up to $7.1 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $380,000 and $444,000 for the three months ended June 30, 2025 and 2024, respectively, and $832,000 and $711,000 for the six months ended June 30, 2025 and 2024, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term lease liabilities	$17,789	$19,135
Long-term taxes payable	15,749	15,749
Other long-term liabilities	484	527
Other liabilities	$34,022	$35,411

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

The Company recorded research and development expense of $4.2 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and $8.7 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of June 30, 2025, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of June 30, 2025, the Company had issued 48,899,719 shares of common stock, of which 47,534,071 were outstanding.

On April 29, 2025, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100.0 million of its common stock. The repurchase authorization was effective immediately and permits shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2025 and 2024, the Company repurchased no shares of common stock.

Dividends

During the three months ended June 30, 2025, the Company declared cash dividends of $0.45 per common share, or $21.6 million, and during the six months ended June 30, 2025, the Company declared cash dividends of $0.90 per common share, or $43.2 million, on the Company's outstanding common stock. The Company paid out $21.4 million and 42.8 million of cash dividends during the three and six months ended June 30, 2025, respectively.

On July 29, 2025, the Company’s Board of Directors declared a third quarter dividend of $0.45 per share to be paid on September 30, 2025 to all shareholders of record of the Company’s common stock as of the close of business on September 16, 2025. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Amounts related to the changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)
Other comprehensive gain before reclassification	1,001	—	198	1,199
Reclassification to net income (1)	—	9	—	9	Selling, general and administrative, research and development and cost of sales
Change during period	1,001	9	198	1,208
Balance June 30, 2025, net of tax	$2,270	$(2,097)	$(20)	$153

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2023, net of tax	$858	$(1,808)	$(136)	$(1,086)
Other comprehensive loss before reclassification	(2,976)	(761)	(93)	(3,830)
Reclassification to net income (1)	—	256	—	256	Selling, general and administrative, research and development and cost of sales
Change during period	(2,976)	(505)	(93)	(3,574)
Balance June 30, 2024, net of tax	$(2,118)	$(2,313)	$(229)	$(4,660)

(1)
The Company reclassified amortization of prior service cost, actuarial loss and curtailment charge for its retirement plan from accumulated other comprehensive income (loss) to net income of $9,000 and $256,000 for the six months ended June 30, 2025 and 2024, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of June 30, 2025, 1,112,831 shares remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the six months ended June 30, 2025, the Company granted 102,313 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $11.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2025 and 2024, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.9 million and $2.1 million, respectively, research and development expense of $1.2 million and $1.4 million, respectively, and cost of sales of $432,000 and $406,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.6 million and $4.3 million, respectively, research and development expense of $2.4 million and $2.8 million, respectively, and cost of sales of $841,000 and $842,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2025 and 2024, 333 and 1,753 shares, respectively, with aggregate fair values of $44,000 and $271,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2025 and 2024, 33,044 and 33,422 shares, respectively, with aggregate fair values of $5.0 million and $5.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2025 and 2024, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $522,000 and $468,000, respectively. Such compensation charges to selling, general and administrative expense were $1.0 million and $864,000, respectively, for the six months ended June 30, 2025 and 2024. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 6,840 and 5,218 shares, respectively, during the six months ended June 30, 2025 and 2024.

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

During the six months ended June 30, 2025, the Company granted 83,073 performance units, of which 41,535 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 20,769 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 20,769 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $9.0 million for the six months ended June 30, 2025, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended June 30, 2025 and 2024, the Company recorded selling, general and administrative expense of $3.2 million and $2.9 million, respectively, research and development expense of $1.2 million for both three-month periods, and cost of sales expense of $749,000 and $718,000, respectively, related to the performance units. For the six months ended June 30, 2025 and 2024, the Company recorded selling, general and administrative expense of $5.0 million and $5.5 million, respectively, research and development expense of $1.9 million and $2.4 million, respectively, and cost of sales expense of $1.2 million and $1.5 million, respectively, related to the performance units.

In connection with the vesting of performance units during the six months ended June 30, 2025 and 2024, 30,875 and 8,160 shares, respectively, with an aggregate fair value of $4.5 million and $1.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2025 and 2024, the Company issued 9,072 and 8,334 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.1 million and $1.2 million, respectively.

For the three months ended June 30, 2025 and 2024, the Company recorded charges of $33,000 and $35,000, respectively, to selling, general and administrative expense, $46,000 and $61,000, respectively, to research and development expense, and $56,000 and $46,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the six months ended June 30, 2025 and 2024, the Company recorded charges of $70,000 and $72,000, respectively, to selling, general and administrative expense, $102,000 and $137,000, respectively, to research and development expense, and $118,000 and $97,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the six months ended June 30, 2025 and 2024, the Company granted a total of 2,070 and 1,616 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2024 and 2023, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both six-month periods.

For the three months ended June 30, 2025 and 2024, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 for both three-month periods. Such compensation charges to research and development expense were $118,000 and $122,000, respectively, for the six months ended June 30, 2025 and 2024.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2025, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the six months ended June 30, 2025 were $1.0 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$225	$203	$450	$415
Interest cost	697	611	1,393	1,221
Curtailment charge	—	312	—	312
Amortization of prior service cost	5	10	11	21
Total net periodic benefit cost	$927	$1,136	$1,854	$1,969

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2025 and December 31, 2024, the Company had purchase commitments for inventory of $40.1 million and $46.5 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended June 30,		% of Total Revenue for the Six Months Ended June 30,		Accounts Receivable as of
Customer	2025	2024	2025	2024	June 30, 2025
A	39%	48%	38%	45%	$13,709
B	19%	23%	19%	24%	$38,205
C	17%	14%	20%	15%	$50,018
D	10%	2%	8%	4%	$12,883

Revenues from outside of North America represented approximately 96% and 98% of consolidated revenue for the three months ended June 30, 2025 and 2024, respectively, and 96% and 98% for the six months ended June 30, 2025 and 2024, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2025	2024	2025	2024
South Korea	$86,522	$108,194	$173,855	$210,592
China	75,920	45,236	147,012	102,706
Japan	1,701	1,256	2,114	2,510
Other non-U.S. locations	534	273	988	1,938
Total non-U.S. locations	164,677	154,959	323,969	317,746
United States	7,117	3,546	14,102	6,018
Total revenue	$171,794	$158,505	$338,071	$323,764

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$120,944	$117,496
Ireland	69,953	63,346
Other	14,234	14,397
Total property and equipment, net	$205,131	$195,239

Substantially all chemical materials were purchased from one supplier. See Note 13.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 19.8% and 19.3% for the three months ended June 30, 2025 and 2024, respectively, and 19.7% and 19.3% for the six months ended June 30, 2025 and 2024, respectively. The Company recorded income tax expense of $16.6 million and $12.6 million for the three months ended June 30, 2025 and 2024, respectively, and $32.3 million and $26.2 million for the six months ended June 30, 2025 and 2024, respectively. The discrepancy between the statutory tax rate and the effective tax rate was primarily due to the benefit of income taxed in foreign jurisdictions. The effective income tax rate increased due to a decrease in research and development credits.

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

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS; and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court. Multiple briefs have been filed with the District Court and the Company is awaiting the next court hearing, which is scheduled for October 2025. The Company has been advised by a prominent Korean law firm that there is a more-likely-than-not chance of success. As a result, the Company has recorded a long-term receivable of $57.4 million and $52.9 million as of June 30, 2025, and December 31, 2024, respectively, for the receipt of the Korean withholding tax. The Company also recorded foreign exchange gain of $4.5 million and a foreign exchange loss of $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and a foreign exchange gain of $4.5 million and a foreign exchange loss of $3.7 million for the six months ended June 30, 2025 and 2024, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of June 30, 2025 and December 31, 2024, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2021. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is under California tax audit for 2021 and 2022 years, which is in the information-collecting stage.

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

For the three months ended June 30, 2025 and 2024, the Company recorded 96% and 98%, respectively, of its revenue from OLED related sales and 4% and 2%, respectively, from the providing of services through Adesis. For the six months ended June 30, 2025 and 2024, the Company recorded 96% and 98%, respectively, of its revenue from OLED related sales and 4% and 2%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of June 30, 2025
Accounts receivable	$147,043
Short-term unbilled receivables	37,073
Long-term unbilled receivables	31,171
Short-term contract assets	3,180
Long-term contract assets	5,242
Short-term deferred revenue	36,005
Long-term deferred revenue	2,224

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of June 30, 2025 will be recognized as materials are shipped to customers over the remaining contract periods. As of June 30, 2025, the Company had $29.9 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Six Months Ended June 30, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	55,923
Increases due to cash received	—	(63,183)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	2,642
Unbilled receivables recorded, net	89,409	—
Contract assets recorded, net	(1,038)	—
Transferred to receivables from unbilled receivables	(76,581)	—
Net change	11,790	(4,618)
Balance at June 30, 2025	$76,666	$(38,229)

	Six Months Ended June 30, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	71,402
Increases due to cash received	—	(82,928)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	729
Unbilled receivables recorded, net	53,816	—
Contract assets recorded, net	(1,078)	—
Transferred to receivables from unbilled receivables	(32,723)	—
Net change	20,015	(10,797)
Balance at June 30, 2024	$62,149	$(70,516)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $2.6 million for the six months ended June 30, 2025 as compared to an increase of $729,000 for the six months ended June 30, 2024. For the six months ended June 30, 2025, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$67,264	$52,337	$131,708	$109,190
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(30)	(120)	(110)	(318)
Adjusted net income	$67,234	$52,217	$131,598	$108,872
Denominator:
Weighted average common shares outstanding – Basic	47,593,660	47,549,843	47,580,549	47,553,969
Effect of dilutive shares:
Common stock equivalents arising from ESPP	392	441	959	903
Restricted stock awards and units and performance units	80,834	77,829	102,843	73,598
Weighted average common shares outstanding – Diluted	47,674,886	47,628,113	47,684,351	47,628,470
Net income per common share:
Basic	$1.41	$1.10	$2.77	$2.29
Diluted	$1.41	$1.10	$2.76	$2.29

For the three months ended June 30, 2025 and 2024, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 99,171 and 17,540, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2025 and 2024, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 93,479 and 44,535, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2025, Adesis employed a team of 138 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), operating in California, in order to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. In December 2024, we announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to our newly formed Singapore subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC), as well as continued operations in our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for OVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary plans to assess additional market opportunities where this technology may be transformative. As a result of the closure of the OVJP Corp location in California, we recorded $602,000 of restructuring costs for the six months ended June 30, 2025. We recorded no restructuring costs during the three months ended June 30, 2025.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
REVENUE:
Material sales	$88,650	$95,442	$(6,792)
Royalty and license fees	75,667	59,551	16,116
Contract research services	7,477	3,512	3,965
Total revenue	171,794	158,505	13,289
COST OF SALES	39,203	38,328	875
Gross margin	132,591	120,177	12,414
OPERATING EXPENSES:
Research and development	36,358	36,826	(468)
Selling, general and administrative	20,440	19,841	599
Amortization of acquired technology and other intangible assets	4,548	4,549	(1)
Patent costs	2,588	2,401	187
Royalty and license expense	117	123	(6)
Total operating expenses	64,051	63,740	311
OPERATING INCOME	68,540	56,437	12,103
Interest income, net	9,763	9,913	(150)
Other income (loss), net	5,575	(1,460)	7,035
Interest and other income (loss), net	15,338	8,453	6,885
INCOME BEFORE INCOME TAXES	83,878	64,890	18,988
INCOME TAX EXPENSE	(16,614)	(12,553)	(4,061)
NET INCOME	$67,264	$52,337	$14,927

Revenue

Our total material sales were $88.7 million for the three months ended June 30, 2025, as compared to $95.4 million for the three months ended June 30, 2024, a decrease of 7% with a commensurate decrease in unit material volume of 2%. The decrease in material sales was primarily due to changes in customer mix and lower unit material volume.

•
Green emitter sales for the three months ended June 30, 2025, which include our yellow-green emitters, were $63.6 million as compared to $71.6 million for the three months ended June 30, 2024, with unit material volumes decreasing by 6%.
•
Red emitter sales for the three months ended June 30, 2025 were $23.9 million as compared to $22.5 million for the three months ended June 30, 2024, with unit material volumes increasing by 7%.

Revenue from royalty and license fees was $75.7 million for the three months ended June 30, 2025 as compared to $59.6 million for the three months ended June 30, 2024, an increase of 27%. The increase in royalty and license fees was primarily the result of changes in customer mix, partially offset by lower unit material volume.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $655,000 for the three months ended June 30, 2025 as compared to a net increase of $1.2 million for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $7.5 million for the three months ended June 30, 2025 as compared to $3.5 million for the three months ended June 30, 2024, an increase of 113%. The increase in contract research services revenue was primarily due to increased specialty manufacturing customer demand at our subsidiary, Adesis, during the three months ended June 30, 2025.

Cost of sales

Cost of sales for the three months ended June 30, 2025 increased by $875,000 as compared to the three months ended June 30, 2024, primarily due to product mix and Adesis' cost of sales, partially offset by lower sales volume. As a result of the increase in revenue from royalty and licenses fees, gross margin for the three months ended June 30, 2025 increased by $12.4 million as compared to the three months ended June 30, 2024, with gross margin as a percentage of revenue increasing to 77% from 76%.

Research and development

Research and development expenses decreased to $36.4 million for the three months ended June 30, 2025, as compared to $36.8 million for the three months ended June 30, 2024. The decrease in research and development expenses was primarily due to the closure of the OVJP Corp facility in California during December 2024, partially offset by increased PPG development activity and contract research costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $20.4 million for the three months ended June 30, 2025, as compared to $19.8 million for the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase in salaries expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.5 million for both three months ended June 30, 2025 and 2024.

Patent costs

Patent costs increased to $2.6 million for the three months ended June 30, 2025, as compared to $2.4 million for the three months ended June 30, 2024.

Royalty and license expense

Royalty and license expense decreased to $117,000 for the three months ended June 30, 2025, as compared to $123,000 for the three months ended June 30, 2024.

Interest and other income (loss), net

Interest income, net was $9.8 million for the three months ended June 30, 2025, as compared to $9.9 million for the three months ended June 30, 2024. Other income (loss), net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $5.6 million for the three months ended June 30, 2025 as compared to other loss, net of $1.5 million for the three months ended June 30, 2024. The increase in other income (loss), net was due to a $4.5 million foreign exchange gain during the three months ended June 30, 2025 as compared to a $1.4 million foreign exchange loss during the three months ended June 30, 2024, which was caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.8% and 19.3% for the three months ended June 30, 2025 and 2024, respectively, and we recorded income tax expense of $16.6 million and $12.6 million, respectively, for those periods.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
REVENUE:
Material sales	$174,805	$188,726	$(13,921)
Royalty and license fees	149,236	127,819	21,417
Contract research services	14,030	7,219	6,811
Total revenue	338,071	323,764	14,307
COST OF SALES	77,337	75,297	2,040
Gross margin	260,734	248,467	12,267
OPERATING EXPENSES:
Research and development	71,258	74,811	(3,553)
Selling, general and administrative	37,454	39,093	(1,639)
Amortization of acquired technology and other intangible assets	9,093	9,097	(4)
Patent costs	4,494	4,383	111
Royalty and license expense	231	1,774	(1,543)
Total operating expenses	122,530	129,158	(6,628)
OPERATING INCOME	138,204	119,309	18,895
Interest income, net	19,837	19,481	356
Other income (loss), net	5,953	(3,403)	9,356
Interest and other income (loss), net	25,790	16,078	9,712
INCOME BEFORE INCOME TAXES	163,994	135,387	28,607
INCOME TAX EXPENSE	(32,286)	(26,197)	(6,089)
NET INCOME	$131,708	$109,190	$22,518

Revenue

Our total material sales were $174.8 million for the six months ended June 30, 2025, as compared to $188.7 million for the six months ended June 30, 2024, a decrease of 7% with a commensurate decrease in unit material volume of 5%. The decrease in material sales was primarily due to lower unit material volume and changes in customer mix.

•
Green emitter sales for the six months ended June 30, 2025, which include our yellow-green emitters, were $127.1 million as compared to $142.4 million for the six months ended June 30, 2024, with unit material volumes decreasing by 8%.
•
Red emitter sales for the six months ended June 30, 2025 were $45.4 million as compared to $43.1 million for the six months ended June 30, 2024, with unit material volumes increasing by 3%.

Revenue from royalty and license fees was $149.2 million for the six months ended June 30, 2025 as compared to $127.8 million for the six months ended June 30, 2024, an increase of 17%. The increase in royalty and license fees was primarily the result of changes in customer mix, partially offset by lower unit material volume.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $2.6 million for the six months ended June 30, 2025 as compared to a net increase of $729,000 for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $14.0 million for the six months ended June 30, 2025 as compared to $7.2 million for the six months ended June 30, 2024, an increase of 94%. The increase in contract research services revenue was primarily due to increased specialty manufacturing customer demand at our subsidiary, Adesis, during the six months ended June 30, 2025.

Cost of sales

Cost of sales for the six months ended June 30, 2025 increased by $2.0 million as compared to the six months ended June 30, 2024, primarily due to product mix and Adesis' cost of sales, partially offset by lower sales volume. As a result of the increase in revenue from royalty and licenses fees, partially offset by a decrease in revenue from material sales, gross margin for the six months ended June 30, 2025 increased by $12.3 million as compared to the six months ended June 30, 2024, with gross margin as a percentage of revenue remaining consistent at 77%.

Research and development

Research and development expenses decreased to $71.3 million for the six months ended June 30, 2025, as compared to $74.8 million for the six months ended June 30, 2024. The decrease in research and development expenses was primarily due to the closure of the OVJP Corp facility in California during December 2024, partially offset by increased PPG development activity and contract research costs.

Selling, general and administrative

Selling, general and administrative expenses decreased to $37.5 million for the six months ended June 30, 2025, as compared to $39.1 million for the six months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily due to a decrease in employee-related expenses, including lower stock-based compensation and salaries expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $9.1 million for both six months ended June 30, 2025 and 2024.

Patent costs

Patent costs increased to $4.5 million for the six months ended June 30, 2025, as compared to $4.4 million for the six months ended June 30, 2024.

Royalty and license expense

Royalty and license expense decreased to $231,000 for the six months ended June 30, 2025, as compared to $1.8 million for the six months ended June 30, 2024. The decrease was due to a one-time expense of $1.5 million during the six months ended June 30, 2024 in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other income (loss), net

Interest income, net was $19.8 million for the six months ended June 30, 2025, as compared to $19.5 million for the six months ended June 30, 2024. The increase in interest income, net was primarily due to higher average available-for-sale investment balances held during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Other income (loss), net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $6.0 million for the six months ended June 30, 2025 as compared to other loss, net of $3.4 million for the six months ended June 30, 2024. The increase in other income (loss), net was due to a $4.5 million foreign exchange gain during the six months ended June 30, 2025 as compared to a $3.7 million foreign exchange loss during the six months ended June 30, 2024, which was caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.7% and 19.3% for the six months ended June 30, 2025 and 2024, respectively, and we recorded income tax expense of $32.3 million and $26.2 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of June 30, 2025, we had cash and cash equivalents of $95.8 million, short-term investments of $429.4 million, and long-term U.S. Government bonds investments of $406.7 million for a total of $931.9 million. This compares to cash and cash equivalents of $99.0 million, short-term investments of $393.7 million, and long-term U.S. Government bond investments of $435.5 million for a total of $928.2 million as of December 31, 2024.

Cash provided by operating activities for the six months ended June 30, 2025 was $82.5 million resulting from $131.7 million of net income and $32.7 million from non-cash items including stock-based compensation, depreciation and amortization of intangibles, partially offset by a $81.9 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in accounts receivable of $33.4 million, an increase in other assets of $28.0 million, an increase in inventory of $25.3 million and a decrease in other liabilities of $4.4 million, partially offset by an increase in accounts payable and accrued expenses of $4.6 million and an increase in deferred revenue of $4.6 million. The increase in accounts receivable during the six months ended June 30, 2025 was primarily due to the timing of material shipments as well as license fee billings for certain customers. The increase in inventory during the six months ended June 30, 2025 was primarily due to purchases of certain strategic raw materials.

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

Cash used in investing activities was $34.5 million for the six months ended June 30, 2025, as compared to $93.5 million for the six months ended June 30, 2024. The decrease in cash used in investing activities was due to timing of maturities and purchases of investments resulting in net purchases of $6.9 million for the six months ended June 30, 2025, as compared to $77.1 million for the six months ended June 30, 2024, partially offset by an increase in purchases of property, plant and equipment of $11.2 million. The increase in property, plant and equipment purchases during the six months ended June 30, 2025 was primarily due to the continued expansion of the manufacturing facility in Shannon, Ireland and improvements to our research and development facility in Ewing, New Jersey.

Cash used in financing activities was $51.2 million for the six months ended June 30, 2025, as compared to $44.8 million for the six months ended June 30, 2024. The increase was due to an increase in the cash payment of dividends in the current year of $4.1 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $2.1 million and a decrease in the proceeds from issuance of common stock of $113,000.

Working capital was $885.2 million as of June 30, 2025, as compared to $774.4 million as of December 31, 2024. The increase was primarily due to increases in short-term investments, accounts receivable, inventory and other current assets.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: July 31, 2025	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer