Form 10-Q
period 2025-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2025-11-06
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had outstanding 47,542,245 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,609	$98,980
Short-term investments	481,366	393,690
Accounts receivable	74,214	113,648
Inventory	212,621	182,938
Other current assets	147,503	110,575
Total current assets	1,037,313	899,831
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $181,880 and $169,877	209,802	195,239
ACQUIRED TECHNOLOGY, net of accumulated amortization of $216,199 and $203,621	60,976	73,554
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $12,910 and $11,842	4,378	5,446
GOODWILL	15,535	15,535
INVESTMENTS	422,929	457,593
DEFERRED INCOME TAXES	77,339	78,320
OTHER ASSETS	119,179	106,815
TOTAL ASSETS	$1,947,451	$1,832,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,728	$36,590
Accrued expenses	42,834	46,026
Deferred revenue	23,264	33,074
Other current liabilities	7,814	9,720
Total current liabilities	108,640	125,410
DEFERRED REVENUE	1,584	537
RETIREMENT PLAN BENEFIT LIABILITY	55,703	54,450
OTHER LIABILITIES	36,718	35,411
Total liabilities	202,645	215,808
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,907,893 and 48,834,541 shares issued, and 47,542,245 and 47,468,893 shares outstanding, at September 30, 2025 and December 31, 2024, respectively	489	488
Additional paid-in capital	739,052	723,719
Retained earnings	1,045,628	934,655
Accumulated other comprehensive income (loss)	919	(1,055)
Treasury stock, at cost (1,365,648 shares at September 30, 2025 and December 31, 2024)	(41,284)	(41,284)
Total shareholders’ equity	1,744,806	1,616,525
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,947,451	$1,832,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Material sales	$82,634	$83,428	$257,439	$272,154
Royalty and license fees	53,317	74,590	202,553	202,409
Contract research services	3,662	3,609	17,692	10,828
Total revenue	139,613	161,627	477,684	485,391
COST OF SALES	35,491	35,812	112,828	111,109
Gross margin	104,122	125,815	364,856	374,282
OPERATING EXPENSES:
Research and development	36,336	36,089	107,594	110,900
Selling, general and administrative	18,039	15,664	55,493	54,757
Amortization of acquired technology and other intangible assets	4,553	4,551	13,646	13,648
Patent costs	1,886	2,352	6,380	6,735
Royalty and license expense	170	154	401	1,928
Total operating expenses	60,984	58,810	183,514	187,968
OPERATING INCOME	43,138	67,005	181,342	186,314
Interest income, net	10,046	10,592	29,883	30,073
Other income, net	952	3,819	6,905	416
Interest and other income, net	10,998	14,411	36,788	30,489
INCOME BEFORE INCOME TAXES	54,136	81,416	218,130	216,803
INCOME TAX EXPENSE	(10,111)	(14,546)	(42,397)	(40,743)
NET INCOME	$44,025	$66,870	$175,733	$176,060
NET INCOME PER COMMON SHARE:
BASIC	$0.93	$1.40	$3.69	$3.69
DILUTED	$0.92	$1.40	$3.68	$3.69
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,554,970	47,542,114	47,571,930	47,549,976
DILUTED	47,676,500	47,669,439	47,681,477	47,644,026
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.40	$1.35	$1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$44,025	$66,870	$175,733	$176,060
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale debt securities, net of tax of none for both three and nine month periods	788	7,093	1,789	4,117
Actuarial loss on retirement plan, net of tax of none, none, none and $232, respectively	—	—	—	(761)
Amortization of prior service cost, actuarial loss and curtailment charge for retirement plan included in net periodic pension costs, net of tax of ($1), ($3), ($4) and ($79), respectively	4	4	13	260
Change in cumulative foreign currency translation adjustment	(26)	141	172	48
TOTAL OTHER COMPREHENSIVE INCOME	766	7,238	1,974	3,664
COMPREHENSIVE INCOME	$44,791	$74,108	$177,707	$179,724

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2025
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, JUNE 30, 2025	200,000	$2	48,899,719	$489	$732,068	$1,023,184	$153	1,365,648	$(41,284)	$1,714,612
Net income	—	—	—	—	—	44,025	—	—	—	44,025
Other comprehensive income	—	—	—	—	—	—	766	—	—	766
Cash dividends declared	—	—	—	—	—	(21,581)	—	—	—	(21,581)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	8,174	—	6,984	—	—	—	—	6,984
BALANCE, SEPTEMBER 30, 2025	200,000	$2	48,907,893	$489	$739,052	$1,045,628	$919	1,365,648	$(41,284)	$1,744,806

	Nine Months Ended September 30, 2025
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2024	200,000	$2	48,834,541	$488	$723,719	$934,655	$(1,055)	1,365,648	$(41,284)	$1,616,525
Net income	—	—	—	—	—	175,733	—	—	—	175,733
Other comprehensive income	—	—	—	—	—	—	1,974	—	—	1,974
Cash dividends declared	—	—	—	—	—	(64,760)	—	—	—	(64,760)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	73,352	1	15,333	—	—	—	—	15,334
BALANCE, SEPTEMBER 30, 2025	200,000	$2	48,907,893	$489	$739,052	$1,045,628	$919	1,365,648	$(41,284)	$1,744,806

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, JUNE 30, 2024	200,000	$2	48,814,273	$488	$712,234	$860,058	$(4,660)	1,365,648	$(41,284)	$1,526,838
Net income	—	—	—	—	—	66,870	—	—	—	66,870
Other comprehensive income	—	—	—	—	—	—	7,238	—	—	7,238
Cash dividends declared	—	—	—	—	—	(19,152)	—	—	—	(19,152)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	12,649	—	4,956	—	—	—	—	4,956
BALANCE, SEPTEMBER 30, 2024	200,000	$2	48,826,922	$488	$717,190	$907,776	$2,578	1,365,648	$(41,284)	$1,586,750

	Nine Months Ended September 30, 2024
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2023	200,000	$2	48,731,026	$487	$699,554	$789,553	$(1,086)	1,365,648	$(41,284)	$1,447,226
Net income	—	—	—	—	—	176,060	—	—	—	176,060
Other comprehensive income	—	—	—	—	—	—	3,664	—	—	3,664
Cash dividends declared	—	—	—	—	—	(57,837)	—	—	—	(57,837)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	95,896	1	17,636	—	—	—	—	17,637
BALANCE, SEPTEMBER 30, 2024	200,000	$2	48,826,922	$488	$717,190	$907,776	$2,578	1,365,648	$(41,284)	$1,586,750

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,733	$176,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,932	19,488
Amortization of intangibles	13,646	13,648
Investment gains, net	(6,630)	(5,930)
Stock-based compensation	22,888	23,812
Deferred income tax expense (benefit)	977	(12,878)
Retirement plan expense, net of benefit payments	1,271	1,385
Decrease (increase) in assets:
Accounts receivable	39,434	52,157
Inventory	(29,683)	(163)
Other current assets	(36,928)	(39,278)
Other assets	(12,364)	(4,397)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	304	9,405
Other current liabilities	(2,406)	(1,977)
Deferred revenue	(8,763)	(9,950)
Other liabilities	1,270	(2,355)
Net cash provided by operating activities	179,681	219,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40,383)	(29,960)
Purchases of investments	(319,593)	(337,949)
Proceeds from sale and maturity of investments	275,000	200,768
Net cash used in investing activities	(84,976)	(167,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,617	1,776
Payment of withholding taxes related to stock-based compensation to employees	(9,470)	(8,251)
Cash dividends paid	(64,223)	(57,837)
Net cash used in financing activities	(72,076)	(64,312)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,629	(12,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,980	91,985
CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,609	$79,559
SUPPLEMENTAL DISCLOSURES:
Unrealized gain on available-for-sale securities	$1,789	$4,117
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accounts payable and accrued expenses related to purchases of property and equipment	4,888	(5,573)
Cash paid for income taxes, net of refunds	53,995	60,772

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

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers of products for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers, automotive applications, and specialty lighting products; and (2) further develop and either license or otherwise commercialize the Company’s proprietary OLED material, device design and manufacturing technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 6,500 patents issued and pending worldwide.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

The Company’s policy is to recognize an impairment in the value of its minority equity investments when evidence of an impairment exists. Factors considered in the assessment include a significant adverse change in the regulatory, economic, or technological environment, the completion of new equity financing that may indicate a decrease in value, the failure to complete new equity financing arrangements after seeking to raise additional funds, or the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The impairment in the value of minority equity investments is included in the other income, net line item on the Consolidated Statements of Income.

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2025, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, Inc., and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three and nine months ended September 30, 2025 and 2024 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

During the three months ended September 30, 2025, the Company identified an error and recorded an out of period adjustment to correct an overstatement of revenue and other current assets in prior periods. The out of period adjustment reduced royalty and license fees by $9.5 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. The error originated during the third quarter of 2023. The Company has evaluated the impacts of this error, both quantitatively and qualitatively, and has concluded that the error was not material to the Consolidated Financial Statements for any interim or annual period prior to the three months ended September 30, 2025, and is not expected to be material to the full year ending December 31, 2025.

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

In June 2020, the Company formed a wholly-owned subsidiary, OVJP Corp, operating in California, in order to advance the commercialization of the Company's proprietary OVJP technology. In December 2024, the Company announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to the Company's newly formed Singapore subsidiary, UVJC, as well as continued operations in the Company's Tech and Innovation Center in New Jersey. As a result of the closure of OVJP Corp's location in California, the Company recorded $602,000 of restructuring costs during the nine months ended September 30, 2025. The Company recorded no restructuring costs during the three months ended September 30, 2025. The OVJP Corp restructuring costs are included in the research and development expense line item on the Consolidated Statements of Income.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14." The bill includes several changes to federal tax law that generally allow for more favorable treatment of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures. H.R.1 also includes certain changes to the international tax framework and permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. During the three and nine months ended September 30, 2025, the Company evaluated H.R 1 and estimated its impact on the Consolidated Financial Statements to be immaterial. The Company will continue to evaluate the full impact of the legislative changes as additional guidance becomes available.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard reduces the cost and complexity of applying Topic 326 (credit losses) to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 becomes effective for interim and annual periods beginning after December 15, 2025, and the Company is evaluating the potential impact of this standard on the Consolidated Financial Statements and related disclosures.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate Fair
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Market Value
September 30, 2025
Cash accounts in banking institutions	$116,713	$—	$—	$116,713
Money market accounts	4,896	—	—	4,896
	$121,609	$—	$—	$121,609
December 31, 2024
Cash accounts in banking institutions	$96,318	$—	$—	$96,318
Money market accounts	2,662	—	—	2,662
	$98,980	$—	$—	$98,980

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
September 30, 2025
U.S. Government bonds	$472,554	$1,204	$(40)	$473,718
Marketable equity securities (1)	4,606	3,056	(14)	7,648
	$477,160	$4,260	$(54)	$481,366
December 31, 2024
U.S. Government bonds	$392,778	$758	$—	$393,536
Marketable equity securities (1)	142	12	—	154
	$392,920	$770	$—	$393,690

(1)
Changes in aggregate fair market value recorded in other income, net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate Fair
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Market Value
September 30, 2025
U.S. Government bonds	$395,293	$2,102	$(12)	$397,383
	$395,293	$2,102	$(12)	$397,383
December 31, 2024
U.S. Government bonds	$434,766	$1,302	$(595)	$435,473
	$434,766	$1,302	$(595)	$435,473

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had minority equity investments in six entities for both periods, with a total carrying value of $22.0 million and $18.6 million, respectively, accounted for as equity securities without readily determinable fair values. As of September 30, 2025 and December 31, 2024, the Company had two convertible note investments, with a total fair value of $3.5 million, accounted for as available-for-sale debt securities without readily determinable fair values.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$473,718	$473,718	$—	$—
Long-term U.S. Government bonds	397,383	397,383	—	—
Cash equivalents	4,896	4,896	—	—
Short-term marketable equity securities	7,648	7,648	—	—
Convertible notes	3,500	—	—	3,500

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$435,473	$435,473	$—	$—
Short-term U.S. Government bonds	393,536	393,536	—	—
Cash equivalents	2,662	2,662	—	—
Short-term marketable equity securities	154	154	—	—
Convertible notes	3,500	—	—	3,500

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2025 or December 31, 2024.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$127,190	$106,795
Work-in-process	23,291	16,374
Finished goods	62,140	59,769
Inventory	$212,621	$182,938

The increase in inventory during the nine months ended September 30, 2025 was primarily due to purchases of certain strategic raw materials. The Company recorded an increase in its inventory reserves of $124,000 and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and $124,000 and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$12,230	$12,230
Building and improvements	164,327	131,288
Office and lab equipment	175,829	159,448
Furniture, fixtures and computer related assets	16,640	16,858
Construction-in-progress	22,656	45,292
	391,682	365,116
Less: Accumulated depreciation	(181,880)	(169,877)
Property and equipment, net	$209,802	$195,239

Depreciation expense was $7.5 million and $6.4 million for the three months ended September 30, 2025 and 2024, respectively, and $20.9 million and $19.5 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company disposed of $7.0 million of property and equipment, which was impaired on December 31, 2024 in connection with the closure of the OVJP Corp facility in California.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Merck KGaA	$66,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(216,199)	(203,621)
Acquired technology, net	$60,976	$73,554

Amortization expense related to acquired technology was $4.2 million for both three months ended September 30, 2025 and 2024 and $12.6 million for both nine months ended September 30, 2025 and 2024. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $4.2 million for the three months ending December 31, 2025, $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, $7.1 million in the year ending December 31, 2029, and $23.3 million thereafter.

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

At September 30, 2025, these other intangible assets consist of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,401)	$2,119
Developed IP, processes and recipes	4,820	(2,948)	1,872
Trade name/Trademarks	1,500	(1,381)	119
Other	448	(180)	268
Total identifiable other intangible assets	$17,288	$(12,910)	$4,378

Amortization expense related to other intangible assets was $360,000 and $359,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million for both nine months ended September 30, 2025 and 2024. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $360,000 for the three months ending December 31, 2025, $1.4 million for the year ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $422,000 for the year ending December 31, 2028, $362,000 for the year ending December 31, 2029 and $500,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Long-term taxes receivable	$55,471	$52,899
Long-term unbilled receivables	34,437	24,943
Right-of-use assets	22,460	19,867
Long-term contract assets	4,356	6,528
Other long-term assets	2,455	2,578
Other assets	$119,179	$106,815

See Notes 9, 20 and 21 for further explanation on right-of-use assets, long-term taxes receivable and long-term unbilled receivables, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2025, the Company did not have any finance leases and had no additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,024	$1,115	$2,883	$3,307
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,270	$—	$4,979	$—

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	September 30, 2025	December 31, 2024
Right-of-use assets	$22,460	$19,867
Short-term lease liabilities	4,693	3,848
Long-term lease liabilities	20,356	19,135

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2025
Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	3.8%

As of September 30, 2025, current operating leases had remaining terms between one and six years with options to extend the lease terms.

Undiscounted future minimum lease payments as of September 30, 2025, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2025(1)	$1,290
2026	5,331
2027	5,298
2028	5,006
2029	3,623
Thereafter	6,706
Total lease payments	27,254
Less: Imputed interest	(2,205)
Present value of lease payments	$25,049

(1)
Scheduled maturities of lease liabilities represent the period from October 1, 2025 to December 31, 2025.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Compensation	$23,961	$28,744
PPG Industries, Inc. agreement	10,144	7,759
Consulting	1,336	1,718
Professional fees	1,139	1,292
Research and development agreements	747	852
Royalties	401	1,048
Other	5,106	4,613
Accrued expenses	$42,834	$46,026

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $155,000 and $145,000 for the three months ended September 30, 2025 and 2024, respectively, and $359,000 and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of September 30, 2025, the Company was obligated to pay USC up to $6.8 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $261,000 and $490,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Long-term lease liabilities	$20,356	$19,135
Long-term taxes payable	15,749	15,749
Other long-term liabilities	613	527
Other liabilities	$36,718	$35,411

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

The Company recorded research and development expense of $3.9 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and $12.7 million and $12.5 million for the nine months ended September 30, 2025 and 2024, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

As of September 30, 2025, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of September 30, 2025, the Company had issued 48,907,893 shares of common stock, of which 47,542,245 were outstanding.

On April 29, 2025, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100.0 million of its common stock. The repurchase authorization was effective immediately and permits shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. During the three and nine months ended September 30, 2025 and 2024, the Company repurchased no shares of common stock.

Dividends

During the three months ended September 30, 2025, the Company declared cash dividends of $0.45 per common share, or $21.6 million, and during the nine months ended September 30, 2025, the Company declared cash dividends of $1.35 per common share, or $64.8 million, on the Company's outstanding common stock. The Company paid out $21.4 million and $64.2 million of cash dividends during the three and nine months ended September 30, 2025, respectively.

On November 4, 2025, the Company’s Board of Directors declared a fourth quarter dividend of $0.45 per share to be paid on December 31, 2025 to all shareholders of record of the Company’s common stock as of the close of business on December 17, 2025. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Amounts related to the changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)
Other comprehensive income before reclassification	1,789	—	172	1,961
Reclassification to net income (1)	—	13	—	13	Selling, general and administrative, research and development and cost of sales
Change during period	1,789	13	172	1,974
Balance September 30, 2025, net of tax	$3,058	$(2,093)	$(46)	$919

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2023, net of tax	$858	$(1,808)	$(136)	$(1,086)
Other comprehensive income (loss) before reclassification	4,117	(761)	48	3,404
Reclassification to net income (1)	—	260	—	260	Selling, general and administrative, research and development and cost of sales
Change during period	4,117	(501)	48	3,664
Balance September 30, 2024, net of tax	$4,975	$(2,309)	$(88)	$2,578

(1)
The Company reclassified amortization of prior service cost, actuarial loss and curtailment charge for its retirement plan from accumulated other comprehensive income (loss) to net income of $13,000 and $260,000 for the nine months ended September 30, 2025 and 2024, respectively.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of September 30, 2025, 1,113,853 shares remained available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the nine months ended September 30, 2025, the Company granted 102,313 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $11.1 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2025 and 2024, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.9 million and $1.8 million, respectively, research and development expense of $1.2 million and $1.3 million, respectively, and cost of sales of $429,000 and $411,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $5.5 million and $6.1 million, respectively, research and development expense of $3.6 million and $4.1 million, respectively, and cost of sales of $1.3 million for both nine month periods.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2025 and 2024, 192 and 4,505 shares, respectively, with aggregate fair values of $28,000 and $927,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2025 and 2024, 33,236 and 37,927 shares, respectively, with aggregate fair values of $5.0 million and $6.8 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2025 and 2024, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $527,000 and $471,000, respectively. Such compensation charges to selling, general and administrative expense were $1.6 million and $1.3 million, respectively, for the nine months ended September 30, 2025 and 2024. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 10,250 and 8,044 shares, respectively, during the nine months ended September 30, 2025 and 2024.

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

During the nine months ended September 30, 2025, the Company granted 83,073 performance units, of which 41,535 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 20,769 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 20,769 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $9.0 million for the nine months ended September 30, 2025, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended September 30, 2025 and 2024, the Company recorded selling, general and administrative expense of $1.3 million and $605,000, respectively, research and development expense of $511,000 and $269,000, respectively, and cost of sales expense of $316,000 and $167,000, respectively, related to the performance units. For the nine months ended September 30, 2025 and 2024, the Company recorded selling, general and administrative expense of $6.3 million and $6.1 million, respectively, research and development expense of $2.4 million and $2.6 million, respectively, and cost of sales expense of $1.5 million and $1.6 million, respectively, related to the performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2025 and 2024, 30,875 and 8,160 shares, respectively, with an aggregate fair value of $4.5 million and $1.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2025 and 2024, the Company issued 13,518 and 11,654 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.6 million and $1.8 million, respectively.

For the three months ended September 30, 2025 and 2024, the Company recorded charges of $44,000 and $29,000, respectively, to selling, general and administrative expense, $60,000 and $69,000, respectively, to research and development expense, and $82,000 and $54,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2025 and 2024, the Company recorded charges of $114,000 and $101,000, respectively, to selling, general and administrative expense, $161,000 and $206,000, respectively, to research and development expense, and $200,000 and $151,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the nine months ended September 30, 2025 and 2024, the Company granted a total of 2,070 and 1,616 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2024 and 2023, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine month periods.

For the three months ended September 30, 2025 and 2024, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 for both three-month periods. Such compensation charges to research and development expense were $179,000 and $182,000, respectively, for the nine months ended September 30, 2025 and 2024.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2025, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the nine months ended September 30, 2025 were $1.5 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$226	$211	$676	$626
Interest cost	696	710	2,089	1,931
Curtailment charge	—	—	—	312
Amortization of prior service cost	6	6	17	27
Total net periodic benefit cost	$928	$927	$2,782	$2,896

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

The Company has agreements with five executive officers and nine senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2025 and December 31, 2024, the Company had purchase commitments for inventory of $44.2 million and $46.5 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2025	2024	2025	2024	September 30, 2025
A	54%	41%	42%	43%	$15,429
B	25%	24%	21%	24%	$29,015
C	8%	17%	17%	16%	$1,922

Revenues from outside of North America represented approximately 97% and 98% of consolidated revenue for the three months ended September 30, 2025 and 2024, respectively, and 96% and 98% for the nine months ended September 30, 2025 and 2024, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2025	2024	2025	2024
South Korea	$103,069	$95,105	$276,924	$305,697
China	32,161	61,366	179,173	164,072
Japan	383	503	2,497	3,013
Other non-U.S. locations	223	975	1,211	2,913
Total non-U.S. locations	135,836	157,949	459,805	475,695
United States	3,777	3,678	17,879	9,696
Total revenue	$139,613	$161,627	$477,684	$485,391

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$121,279	$117,496
Ireland	73,159	63,346
Other	15,364	14,397
Total property and equipment, net	$209,802	$195,239

Substantially all chemical materials were purchased from one supplier. See Note 13.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 18.7% and 17.9% for the three months ended September 30, 2025 and 2024, respectively, and 19.4% and 18.8% for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded income tax expense of $10.1 million and $14.5 million for the three months ended September 30, 2025 and 2024, respectively, and $42.4 million and $40.7 million for the nine months ended September 30, 2025 and 2024, respectively. The discrepancy between the statutory tax rate and the effective tax rate was primarily due to the benefit of income taxed in foreign jurisdictions and the use of research and development credits. As of September 30, 2025, the Company had $49.6 million of taxes receivable included in other current assets on the Consolidated Balance Sheets.

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

On September 18, 2025, the Korean Supreme Court issued a decision, changing its long-standing position on the taxation of royalties for patents not registered in Korea. The court held that royalties paid for licensing of a patent constitute Korean source income if the patented technology is actually used in the territory of the Republic of Korea. Based on discussions with a prominent Korean law firm, the Company has been advised that there is still a more likely-than-not chance of success, as the manufacturing and sales process occurs within and without the Republic of Korea. Due to these recent developments, the next court hearing was moved to November 2025.

As a result, the Company has recorded a long-term receivable of $55.5 million and $52.9 million as of September 30, 2025, and December 31, 2024, respectively, for the receipt of the Korean withholding tax. The Company also recorded foreign exchange loss of $1.9 million and a foreign exchange gain of $3.2 million for the three months ended September 30, 2025 and 2024, respectively, and a foreign exchange gain of $2.6 million and a foreign exchange loss of $545,000 for the nine months ended September 30, 2025 and 2024, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of September 30, 2025 and December 31, 2024, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2021. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is under audits by the IRS for tax year 2023, and the state of California for tax years 2021 and 2022. Both audits are in the information-collecting stage.

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

For the three months ended September 30, 2025 and 2024, the Company recorded 97% and 98%, respectively, of its revenue from OLED related sales and 3% and 2%, respectively, from the providing of services through Adesis. For the nine months ended September 30, 2025 and 2024, the Company recorded 96% and 98%, respectively, of its revenue from OLED related sales and 4% and 2%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of September 30, 2025
Accounts receivable	$74,214
Short-term unbilled receivables	43,371
Long-term unbilled receivables	34,437
Short-term contract assets	3,193
Long-term contract assets	4,356
Short-term deferred revenue	23,264
Long-term deferred revenue	1,584

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of September 30, 2025 will be recognized as materials are shipped to customers over the remaining contract periods. As of September 30, 2025, the Company had $32.1 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Nine Months Ended September 30, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	68,024
Increases due to cash received	—	(63,183)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	3,922
Unbilled receivables recorded, net	134,588	—
Contract assets recorded, net	(1,911)	—
Transferred to receivables from unbilled receivables	(112,196)	—
Net change	20,481	8,763
Balance at September 30, 2025	$85,357	$(24,848)

	Nine Months Ended September 30, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	86,825
Increases due to cash received	—	(82,928)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	6,053
Unbilled receivables recorded, net	109,246	—
Contract assets recorded, net	(1,893)	—
Transferred to receivables from unbilled receivables	(70,026)	—
Net change	37,327	9,950
Balance at September 30, 2024	$79,461	$(49,769)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $3.9 million for the nine months ended September 30, 2025 as compared to an increase of $6.1 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$44,025	$66,870	$175,733	$176,060
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(19)	(126)	(123)	(452)
Adjusted net income	$44,006	$66,744	$175,610	$175,608
Denominator:
Weighted average common shares outstanding – Basic	47,554,970	47,542,114	47,571,930	47,549,976
Effect of dilutive shares:
Common stock equivalents arising from ESPP	416	276	1,375	1,179
Restricted stock awards and units and performance units	121,114	127,049	108,172	92,871
Weighted average common shares outstanding – Diluted	47,676,500	47,669,439	47,681,477	47,644,026
Net income per common share:
Basic	$0.93	$1.40	$3.69	$3.69
Diluted	$0.92	$1.40	$3.68	$3.69

For the three months ended September 30, 2025 and 2024, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 25,047 and 17,538, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2025 and 2024, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 90,669 and 13,530, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

23. SUBSEQUENT EVENTS:

On October 31, 2025, UDC Ireland entered into a Patent Sale Agreement with Merck Electronics KGaA, Darmstadt, Germany (Merck KGaA). Under this agreement, Merck KGaA will sell to UDC Ireland all of its rights, title and interest to certain of its OLED-related patents and patent applications in exchange for a cash payment of $50.0 million. The Patent Sale Agreement contains customary representations, warranties and covenants of the parties. The transaction is expected to close in January 2026, subject to customary closing conditions.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2025, Adesis employed a team of 137 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), operating in California, in order to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology. In December 2024, we announced that the OVJP Corp facility in California would be closing and OVJP operations would be relocated to our newly formed Singapore subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC), as well as continued operations in our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for OVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary plans to assess additional market opportunities where this technology may be transformative. As a result of the closure of the OVJP Corp location in California, we recorded $602,000 of restructuring costs for the nine months ended September 30, 2025. We recorded no restructuring costs during the three months ended September 30, 2025.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
REVENUE:
Material sales	$82,634	$83,428	$(794)
Royalty and license fees	53,317	74,590	(21,273)
Contract research services	3,662	3,609	53
Total revenue	139,613	161,627	(22,014)
COST OF SALES	35,491	35,812	(321)
Gross margin	104,122	125,815	(21,693)
OPERATING EXPENSES:
Research and development	36,336	36,089	247
Selling, general and administrative	18,039	15,664	2,375
Amortization of acquired technology and other intangible assets	4,553	4,551	2
Patent costs	1,886	2,352	(466)
Royalty and license expense	170	154	16
Total operating expenses	60,984	58,810	2,174
OPERATING INCOME	43,138	67,005	(23,867)
Interest income, net	10,046	10,592	(546)
Other income, net	952	3,819	(2,867)
Interest and other income, net	10,998	14,411	(3,413)
INCOME BEFORE INCOME TAXES	54,136	81,416	(27,280)
INCOME TAX EXPENSE	(10,111)	(14,546)	4,435
NET INCOME	$44,025	$66,870	$(22,845)

Revenue

Our total material sales were $82.6 million for the three months ended September 30, 2025, as compared to $83.4 million for the three months ended September 30, 2024, a decrease of 1% with a commensurate decrease in unit material volume of less than 1%.

•
Green emitter sales for the three months ended September 30, 2025, which include our yellow-green emitters, were $64.6 million as compared to $62.6 million for the three months ended September 30, 2024, with unit material volumes increasing by 4%.
•
Red emitter sales for the three months ended September 30, 2025 were $16.8 million as compared to $20.1 million for the three months ended September 30, 2024, with unit material volumes decreasing by 12%.

Revenue from royalty and license fees was $53.3 million for the three months ended September 30, 2025 as compared to $74.6 million for the three months ended September 30, 2024, a decrease of 29%. The decrease in royalty and license fees for the three months ended September 30, 2025 was primarily the result of changes in customer mix and a $9.5 million reduction in revenue due to an out of period adjustment. The out of period adjustment was due to a correction of an error that originated during the third quarter of 2023. We have evaluated the impacts of this error, both quantitatively and qualitatively, and have concluded that the error was not material to the

Consolidated Financial Statements for any interim or annual period prior to the three months ended September 30, 2025, and is not expected to be material to the full year ending December 31, 2025.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $1.3 million for the three months ended September 30, 2025 as compared to a net increase of $5.3 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $3.7 million for the three months ended September 30, 2025 as compared to $3.6 million for the three months ended September 30, 2024, an increase of 1%.

Cost of sales

Cost of sales for the three months ended September 30, 2025 decreased by $321,000 as compared to the three months ended September 30, 2024. As a result of the decrease in revenue from royalty and licenses fees, gross margin for the three months ended September 30, 2025 decreased by $21.7 million as compared to the three months ended September 30, 2024, with gross margin as a percentage of revenue decreasing to 75% from 78%.

Research and development

Research and development expenses increased to $36.3 million for the three months ended September 30, 2025, as compared to $36.1 million for the three months ended September 30, 2024. The increase in research and development expenses was primarily due increased contract research costs, partially offset by the closure of the OVJP Corp facility in California during December 2024.

Selling, general and administrative

Selling, general and administrative expenses increased to $18.0 million for the three months ended September 30, 2025, as compared to $15.7 million for the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase in salaries and stock-based compensation expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $4.6 million for both three months ended September 30, 2025 and 2024.

Patent costs

Patent costs decreased to $1.9 million for the three months ended September 30, 2025, as compared to $2.4 million for the three months ended September 30, 2024.

Royalty and license expense

Royalty and license expense increased to $170,000 for the three months ended September 30, 2025, as compared to $154,000 for the three months ended September 30, 2024.

Interest and other income, net

Interest income, net was $10.0 million for the three months ended September 30, 2025, as compared to $10.6 million for the three months ended September 30, 2024. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $952,000 for the three months ended September 30, 2025 as compared to $3.8 million for the three months ended September 30, 2024. The decrease in other income, net was primarily due to a $3.0 million investment gain on our marketable equity securities portfolio, partially offset by a $1.9 million foreign exchange loss during the three months ended September 30, 2025 as compared to a $3.2 million foreign exchange gain during the three months ended September 30, 2024. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 18.7% and 17.9% for the three months ended September 30, 2025 and 2024, respectively, and we recorded income tax expense of $10.1 million and $14.5 million, respectively, for those periods.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
REVENUE:
Material sales	$257,439	$272,154	$(14,715)
Royalty and license fees	202,553	202,409	144
Contract research services	17,692	10,828	6,864
Total revenue	477,684	485,391	(7,707)
COST OF SALES	112,828	111,109	1,719
Gross margin	364,856	374,282	(9,426)
OPERATING EXPENSES:
Research and development	107,594	110,900	(3,306)
Selling, general and administrative	55,493	54,757	736
Amortization of acquired technology and other intangible assets	13,646	13,648	(2)
Patent costs	6,380	6,735	(355)
Royalty and license expense	401	1,928	(1,527)
Total operating expenses	183,514	187,968	(4,454)
OPERATING INCOME	181,342	186,314	(4,972)
Interest income, net	29,883	30,073	(190)
Other income, net	6,905	416	6,489
Interest and other income, net	36,788	30,489	6,299
INCOME BEFORE INCOME TAXES	218,130	216,803	1,327
INCOME TAX EXPENSE	(42,397)	(40,743)	(1,654)
NET INCOME	$175,733	$176,060	$(327)

Revenue

Our total material sales were $257.4 million for the nine months ended September 30, 2025, as compared to $272.2 million for the nine months ended September 30, 2024, a decrease of 5% with a commensurate decrease in unit material volume of 4%. The decrease in material sales was primarily due to lower unit material volume and changes in customer mix.

•
Green emitter sales for the nine months ended September 30, 2025, which include our yellow-green emitters, were $191.7 million as compared to $205.0 million for the nine months ended September 30, 2024, with unit material volumes decreasing by 4%.
•
Red emitter sales for the nine months ended September 30, 2025 were $62.2 million as compared to $63.3 million for the nine months ended September 30, 2024, with unit material volumes decreasing by 2%.

Revenue from royalty and license fees was $202.6 million for the nine months ended September 30, 2025 as compared to $202.4 million for the nine months ended September 30, 2024, an increase of less than 1%. The increase in royalty and license fees for the nine months ended September 30, 2025 was primarily the result of changes in customer mix, partially offset by a $7.1 million reduction in revenue due to an out of period adjustment. The out of period adjustment was due to a correction of an error that originated during the third quarter of 2023. We have evaluated the impacts of this error, both quantitatively and qualitatively, and have concluded that the error was not material to the Consolidated Financial Statements for any interim or annual period prior to the three months ended September 30, 2025, and is not expected to be material to the full year ending December 31, 2025.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $3.9 million for the nine months ended September 30, 2025 as compared to a net increase of $6.1 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $17.7 million for the nine months ended September 30, 2025 as compared to $10.8 million for the nine months ended September 30, 2024, an increase of 63%. The increase in contract research services revenue was primarily due to increased specialty manufacturing customer demand at our subsidiary, Adesis, during the nine months ended September 30, 2025.

Cost of sales

Cost of sales for the nine months ended September 30, 2025 increased by $1.7 million as compared to the nine months ended September 30, 2024, primarily due to product mix and Adesis' cost of sales, partially offset by lower sales volume. As a result of the decrease in revenue from material sales, partially offset by the increase in revenue from contract research services, gross margin for the nine months ended September 30, 2025 decreased by $9.4 million as compared to the nine months ended September 30, 2024, with gross margin as a percentage of revenue decreasing to 76% from 77%.

Research and development

Research and development expenses decreased to $107.6 million for the nine months ended September 30, 2025, as compared to $110.9 million for the nine months ended September 30, 2024. The decrease in research and development expenses was primarily due to the closure of the OVJP Corp facility in California during December 2024, partially offset by increased contract research costs.

Selling, general and administrative

Selling, general and administrative expenses increased to $55.5 million for the nine months ended September 30, 2025, as compared to $54.8 million for the nine months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase in salaries expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $13.6 million for both nine months ended September 30, 2025 and 2024.

Patent costs

Patent costs decreased to $6.4 million for the nine months ended September 30, 2025, as compared to $6.7 million for the nine months ended September 30, 2024.

Royalty and license expense

Royalty and license expense decreased to $401,000 for the nine months ended September 30, 2025, as compared to $1.9 million for the nine months ended September 30, 2024. The decrease was due to a one-time expense of $1.5 million during the nine months ended September 30, 2024 in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other income, net

Interest income, net was $29.9 million for the nine months ended September 30, 2025, as compared to $30.1 million for the nine months ended September 30, 2024. Other income, net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $6.9 million for the nine months ended September 30, 2025 as compared to $416,000 for the nine months ended September 30, 2024. The increase in other income, net was primarily due to a $3.0 million investment gain on our marketable equity securities portfolio and $2.6 million foreign exchange gain during the nine months ended September 30, 2025 as compared to a $545,000 foreign exchange loss during the nine months ended September 30, 2024. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.4% and 18.8% for the nine months ended September 30, 2025 and 2024, respectively, and we recorded income tax expense of $42.4 million and $40.7 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of September 30, 2025, we had cash and cash equivalents of $121.6 million, short-term investments of $481.4 million, and long-term U.S. Government bonds investments of $397.4 million for a total of $1.0 billion. This compares to cash and cash equivalents of $99.0 million, short-term investments of $393.7 million, and long-term U.S. Government bond investments of $435.5 million for a total of $928.2 million as of December 31, 2024.

Cash provided by operating activities for the nine months ended September 30, 2025 was $179.7 million resulting from $175.7 million of net income and $53.1 million from non-cash items including stock-based compensation, depreciation and amortization of intangibles, partially offset by a $49.1 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in other assets of $49.3 million, an increase in inventory of $29.7 million, a decrease in deferred revenue of $8.7 million and a decrease in other liabilities of $1.1 million, partially offset by a decrease in accounts receivable of $39.4 million and an increase in accounts payable of $304,000. The increase in other assets during the nine months ended September 30, 2025 was primarily due to an increase in unbilled receivables from certain customers. The decrease in accounts receivable during the nine months ended September 30, 2025 was primarily due to the timing of material shipments as well as license fee payments from certain customers. The increase in inventory during the nine months ended September 30, 2025 was primarily due to purchases of certain strategic raw materials.

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

Cash used in investing activities was $85.0 million for the nine months ended September 30, 2025, as compared to $167.1 million for the nine months ended September 30, 2024. The decrease in cash used in investing activities was due to timing of maturities and purchases of investments resulting in net purchases of $44.6 million for the nine months ended September 30, 2025, as compared to $137.1 million for the nine months ended September 30, 2024, partially offset by an increase in purchases of property, plant and equipment of $10.4 million. The increase in property, plant and equipment purchases during the nine months ended September 30, 2025 was primarily due to the continued expansion of the manufacturing facility in Shannon, Ireland and improvements to our research and development facility in Ewing, New Jersey.

Cash used in financing activities was $72.1 million for the nine months ended September 30, 2025, as compared to $64.3 million for the nine months ended September 30, 2024. The increase was due to an increase in the cash payment of dividends in the current year of $6.4 million, an increase in the payment of withholding taxes related to stock-based compensation to employees of $1.2 million and a decrease in the proceeds from issuance of common stock of $159,000.

Working capital was $928.7 million as of September 30, 2025, as compared to $774.4 million as of December 31, 2024. The increase was primarily due to increases in short-term investments, other current assets, inventory, and cash and cash equivalents, partially offset by a decrease in accounts receivable.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: November 6, 2025	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer